Form 10-Q
period 2016-06-30
OVERSTOCK.COM, INC
filed 2016-08-04
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2016

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

(801) 947-3100
(Registrant's telephone number, including area code)

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

There were 25,347,999 shares of the Registrant’s common stock, par value $0.0001, outstanding on July 26, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$122,566	$170,262
Restricted cash	457	430
Accounts receivable, net	19,305	16,128
Inventories, net	17,518	20,042
Prepaid inventories, net	1,218	1,311
Deferred tax assets, net	16,048	26,305
Prepaids and other current assets	17,258	13,890
Total current assets	194,370	248,368
Fixed assets, net	126,344	93,696
Precious metals	9,722	9,722
Deferred tax assets, net	41,844	37,891
Intangible assets, net	12,681	14,656
Goodwill	14,698	15,387
Other long-term assets, net	15,163	8,669
Total assets	$414,822	$428,389
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$78,934	$122,705
Accrued liabilities	76,310	83,387
Deferred revenue	44,070	50,944
Finance obligations, current	2,229	1,059
Other current liabilities, net	1,360	581
Total current liabilities	202,903	258,676
Long-term debt, net	31,969	8,843
Finance obligations, non-current	8,642	4,535
Other long-term liabilities	9,515	6,974
Total liabilities	253,029	279,028
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 27,796 and 27,634
Outstanding shares - 25,348 and 25,234	3	3
Additional paid-in capital	372,762	370,047
Accumulated deficit	(153,895)	(166,420)
Accumulated other comprehensive loss	(2,990)	(1,430)
Treasury stock:
Shares at cost - 2,448 and 2,400	(52,349)	(51,747)
Equity attributable to stockholders of Overstock.com, Inc.	163,531	150,453
Equity attributable to noncontrolling interests	(1,738)	(1,092)
Total equity	161,793	149,361
Total liabilities and stockholders’ equity	$414,822	$428,389
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue, net
Direct	$24,630	$34,428	$51,281	$70,563
Partner and other	393,910	353,585	780,936	715,794
Total net revenue	418,540	388,013	832,217	786,357
Cost of goods sold
Direct(1)	23,098	31,235	48,504	63,762
Partner and other	319,120	283,121	630,084	573,501
Total cost of goods sold	342,218	314,356	678,588	637,263
Gross profit	76,322	73,657	153,629	149,094
Operating expenses:
Sales and marketing(1)	33,353	28,087	64,809	56,059
Technology(1)	25,800	24,059	51,510	47,146
General and administrative(1)	22,678	19,429	44,526	39,963
Litigation settlement	—	—	(19,520)	—
Total operating expenses	81,831	71,575	141,325	143,168
Operating income (loss)	(5,509)	2,082	12,304	5,926
Interest income	64	38	155	81
Interest expense	(5)	(8)	(7)	(12)
Other income, net	3,992	1,163	8,148	1,768
Income (loss) before income taxes	(1,458)	3,275	20,600	7,763
Provision (benefit) for income taxes	(243)	1,849	8,721	3,789
Consolidated net income (loss)	$(1,215)	$1,426	$11,879	$3,974
Less: Net loss attributable to noncontrolling interests	(311)	(242)	(646)	(433)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(904)	$1,668	$12,525	$4,407
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.04)	$0.07	$0.49	$0.18
Weighted average common shares outstanding—basic	25,341	24,306	25,311	24,260
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$(0.04)	$0.07	$0.49	$0.18
Weighted average common shares outstanding—diluted	25,341	24,398	25,350	24,394
________________________________________

(1) Includes stock-based compensation as follows (Note 7):
Cost of goods sold — direct	$80	$48	$131	$77
Sales and marketing	83	31	132	90
Technology	238	206	405	326
General and administrative	1,346	675	2,047	1,245
Total	$1,747	$960	$2,715	$1,738
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Consolidated net income (loss)	$(1,215)	$1,426	$11,879	$3,974
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of benefit (expense) for taxes of $349, ($351), $1,064 and $87	(540)	588	(1,560)	(115)
Other comprehensive income (loss)	(540)	588	(1,560)	(115)
Comprehensive income (loss)	$(1,755)	$2,014	$10,319	$3,859
Less: Comprehensive loss attributable to noncontrolling interests	(311)	(242)	(646)	(433)
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$(1,444)	$2,256	$10,965	$4,292
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Six months ended June 30, 2016
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	27,634
Common stock issued upon vesting of restricted stock	162
Balance at end of period	27,796

Number of treasury stock shares
Balance at beginning of period	2,400
Purchases of treasury stock	48
Balance at end of period	2,448
Total number of outstanding shares	25,348

Common stock	$3

Additional paid-in capital
Balance at beginning of period	$370,047
Stock-based compensation to employees and directors	2,715
Balance at end of period	$372,762

Accumulated deficit
Balance at beginning of period	$(166,420)
Net income attributable to stockholders of Overstock.com, Inc.	12,525
Balance at end of period	$(153,895)

Accumulated other comprehensive loss
Balance at beginning of period	$(1,430)
Net other comprehensive loss	(1,560)
Balance at end of period	$(2,990)

Treasury stock
Balance at beginning of period	$(51,747)
Purchases of treasury stock	(602)
Balance at end of period	(52,349)
Total equity attributable to stockholders of Overstock.com, Inc.	$163,531

Equity attributable to noncontrolling interests
Balance at beginning of period	$(1,092)
Net loss attributable to noncontrolling interests	(646)
Total equity attributable to noncontrolling interests	$(1,738)

Total equity	$161,793
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,		Twelve months ended June 30,
	2016	2015	2016	2015
Cash flows from operating activities:
Consolidated net income	$11,879	$3,974	$9,125	$6,896
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of fixed assets	12,296	11,152	24,660	21,062
Amortization of intangible assets	2,222	62	3,741	111
Stock-based compensation to employees and directors	2,715	1,738	4,503	3,822
Deferred income taxes, net	7,368	3,303	5,548	4,435
Amortization of debt issuance costs	—	—	21	—
Loss on investment in precious metals	—	52	1,131	1,321
Loss on investment in cryptocurrency	—	106	46	106
Ineffective portion of loss on cash flow hedge	—	—	124	—
Termination costs of cryptobond financing	—	—	850	—
Other	(2)	3	4	5
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(27)	—	(27)	1,000
Accounts receivable, net	(1,169)	3,120	(826)	(215)
Inventories, net	2,524	(1,320)	10,010	(7,326)
Prepaid inventories, net	93	766	1,230	(580)
Prepaids and other current assets	(3,015)	(5,347)	994	(1,317)
Other long-term assets, net	(204)	425	(563)	563
Accounts payable	(46,297)	(44,004)	8,189	11,580
Accrued liabilities	(9,033)	(20,599)	7,413	9,849
Deferred revenue	(6,874)	(2,611)	(1,770)	9,612
Other long-term liabilities	542	1,313	998	1,342
Net cash (used in) provided by operating activities	(26,982)	(47,867)	75,401	62,266
Cash flows from investing activities:
Purchases of marketable securities	(7)	(7)	(14)	(14)
Sales of marketable securities	27	35	27	35
Purchases of intangible assets	(1)	(94)	(132)	(175)
Investment in precious metals	—	—	—	(2,496)
Investment in cryptocurrency	—	—	—	(300)
Equity method investment	—	(190)	38	(440)
Disbursement of note receivable	(3,050)	—	(8,050)	—
Cost method investments	(4,000)	(7,000)	(4,000)	(7,000)
Acquisitions of businesses, net of cash acquired	1,220	—	(9,381)	—
Expenditures for fixed assets, including internal-use software and website development	(42,848)	(19,039)	(83,322)	(45,306)
Proceeds from sale of fixed assets	11	22	28	65
Net cash used in investing activities	(48,648)	(26,273)	(104,806)	(55,631)
Cash flows from financing activities:
Payments on capital lease obligations	—	(362)	—	(362)
Paydown on direct financing arrangement	(54)	(151)	(212)	(295)
Payments on finance obligations	(797)	—	(901)	—
Payments on interest swap	(339)	—	(396)	—
Proceeds from finance obligations	6,074	—	11,772	—
Proceeds from short-term debt	—	500	5,000	500
Payments on short-term debt	—	—	(750)	—
Proceeds from long-term debt	23,652	—	33,140	—
Change in restricted cash	—	75	75	75
Proceeds from exercise of stock options	—	270	—	439
Purchase of treasury stock	(602)	(2,362)	(607)	(2,368)
Payment of debt issuance costs	—	—	(621)	(1,031)
Net cash provided by (used in) financing activities	27,934	(2,030)	46,500	(3,042)
Net (decrease) increase in cash and cash equivalents	(47,696)	(76,170)	17,095	3,593
Cash and cash equivalents, beginning of period	170,262	181,641	105,471	101,878
Cash and cash equivalents, end of period	$122,566	$105,471	$122,566	$105,471

Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Six months ended June 30,		Twelve months ended June 30,
	2016	2015	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$339	$25	$538	$46
Taxes paid	544	200	617	276
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$8,283	$6,971	$8,283	$6,971
Equipment acquired under capital lease obligations	—	362	—	362
Capitalized interest cost	78	78	157	104
Acquisition of businesses through stock issuance	—	—	18,149	—
Change in value of cash flow hedge	2,286	202	3,348	1,210
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $28.1 million and $28.1 million at June 30, 2016 and December 31, 2015, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of June 30, 2016 and December 31, 2015 as indicated (in thousands):

	Fair Value Measurements at June 30, 2016:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$28,128	$28,128	$—	$—
Trading securities held in a “rabbi trust” (1)	49	49	—	—
Total assets	$28,177	$28,177	$—	$—
Liabilities:
Derivatives (2)	$4,612	$—	$4,612	$—
Deferred compensation accrual “rabbi trust” (3)	51	51	—	—
Total liabilities	$4,663	$51	$4,612	$—

	Fair Value Measurements at December 31, 2015:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$28,102	$28,102	$—	$—
Trading securities held in a “rabbi trust” (1)	68	68	—	—
Total assets	$28,170	$28,170	$—	$—
Liabilities:
Derivatives (2)	$2,356	$—	$2,356	$—
Deferred compensation accrual “rabbi trust” (3)	70	70	—	—
Total liabilities	$2,426	$70	$2,356	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Derivative financial instruments are included in Other current liabilities, net and Other long-term liabilities in the consolidated balance sheets.

(3)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, finance obligations, and long-term debt are carried at cost, which approximates their fair value.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers in the United States and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $848,000 and $465,000 at June 30, 2016 and December 31, 2015, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At June 30, 2016 and December 31, 2015, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Fixed assets

Fixed assets, which include assets such as technology infrastructure, internal-use software, website development, furniture and fixtures, and leasehold improvements, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter, as follows:

Life (years)
Computer software	2-4
Computer hardware	3-4
Furniture and equipment	3-5

Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives.

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of goods sold - direct	$82	$68	$159	$133
Technology	5,882	5,457	11,802	10,456
General and administrative	143	281	335	563
Total depreciation, including internal-use software and website development	$6,107	$5,806	$12,296	$11,152

Total accumulated depreciation of fixed assets was $169.2 million and $156.8 million at June 30, 2016 and December 31, 2015, respectively.

Capitalized interest

We capitalize interest costs incurred on debt during the construction of major projects. Capitalized interest for the three and six months ended June 30, 2016 and 2015 was not significant.

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

During the three months ended June 30, 2016 and 2015, we capitalized $5.4 million and $5.4 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $3.8 million and $3.7 million, respectively, for those respective periods. During the six months ended June 30, 2016 and 2015, we capitalized $10.1 million and $9.4 million, respectively, of such costs and had amortization of $7.6 million and $6.9 million for those respective periods.

Cost and equity method investments

At June 30, 2016, we held minority interests (less than 20%) in four privately held entities. The total aggregate amount of these investments was approximately $11.0 million. Included in these investments is an approximately $4.0 million investment in a financial technology company that we made in April 2016. In conjunction with this investment we agreed to make a subsequent $3.0 million investment, and a $3.0 million loan, that are contingent on the investee reaching certain milestones. We do not know when, or if, the investee will reach such milestones. We did not acquire a controlling interest in this investee, nor would our interest become controlling if we were to make the subsequent investment. Based on the nature of our investment, we have a variable interest in this investee. However, because we do not have power to direct the investee's activities, and therefore we are not the investee's primary beneficiary, we do not consolidate the investee in our financial statements.

In June 2016, in order to maintain our proportional interest, we made a $200,000 convertible loan to one of the entities in which we hold a cost method investment. The loan will convert to an equity interest no later than January 2018.

These investments are recognized as cost method investments included in Other long-term assets, net in our consolidated balance sheets. Earnings from the investments are recognized to the extent of dividends received, and we will recognize subsequent impairments to the investment if they are other than temporary. We review these investments individually for impairment by evaluating if events or circumstances have occurred that may have a significant adverse effect on their fair value. If such events or circumstances have occurred, we will then estimate the fair value of the investment and determine if any decline in the fair value of the investment below its carrying value is other-than-temporary. At June 30, 2016, the carrying amount of the investments was $11.0 million. We recognized no impairment losses during the six months ended June 30, 2016 and the year ended 2015.

During Q1 2016, we made an approximately $2.9 million loan to an entity which will convert to a minority equity interest in the entity during Q3 2016. The loan is not redeemable and the conversion is mandatory. We have classified this loan in Other long term assets, net in our consolidated balance sheets. Upon conversion, we will hold a less than 20% interest in the entity and we will recognize the interest as a cost method investment.

Noncontrolling interests

During 2014, we formed Medici Inc. to develop blockchain and fintech technology. Medici Inc. is a majority owned subsidiary of Overstock. During Q1 2016, Medici Inc. completed the acquisition of the assets of a financial technology firm and the membership interests in two registered broker dealers, each of which was under common control with the firm from which the financial technology assets were purchased. The former owners of that firm hold noncontrolling interests in Medici Inc. The asset and membership interest acquisition transactions are described further in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. The proceeds for the acquisitions were financed by Medici Inc. through a note payable to Overstock that bears interest at a rate that approximates the Federal Funds Rate. Medici Inc. is included in our consolidated financial statements. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

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

Precious metals

Our precious metals consisted of $5.7 million in gold and $4.0 million in silver at June 30, 2016 and December 31, 2015. We store our precious metals at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as an investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income, net in our consolidated statements of operations. There were no recorded gains or losses on investments in precious metals for the three and six months ended June 30, 2016. We recorded a $52,000 loss on investments in precious metals for the three and six months ended June 30, 2015.

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

In accordance with this guidance, we test for impairment of goodwill annually or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the six months ended June 30, 2016 or the year ended December 31, 2015.

During the six months ended June 30, 2016, we recognized a $688,000 adjustment in goodwill related to a business combination as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. The change in goodwill relates to a non-reportable segment, included in Other as described in Note 8—Business Segments.

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

During the six months ended June 30, 2016, we acquired $224,000 of intangible assets other than goodwill related to a business combination as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. Aggregate amortization expense for intangible assets other than goodwill was $1.1 million and $32,000 for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the aggregate amortization expense for intangible assets other than goodwill was $2.2 million and $62,000, respectively.

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the six months ended June 30, 2016 or the year ended December 31, 2015.

Cryptocurrency holdings

We hold cryptocurrency-denominated assets such as bitcoin and we include them in other current assets in our Consolidated Balance Sheets. Cryptocurrency-denominated assets were $256,000 and $226,000 at June 30, 2016 and December 31, 2015, respectively, and are recorded at the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our cryptocurrency assets are recorded in Other income, net in our consolidated statements of operations. There were no recorded gains or losses on cryptocurrency holdings during the six months ended June 30, 2016. Losses on cryptocurrency holdings were $106,000 during the six months ended June 30, 2015.

Other long-term assets

Other long-term assets consist primarily of cost and equity method investments (see Cost and equity method investments above) and long-term prepaid expenses.

Derivative financial instruments

In 2014, we entered into a loan agreement in connection with the construction of our new corporate headquarters. We began borrowing under the facility in October 2015. Because amounts borrowed on the loan will carry a variable LIBOR-based interest rate, we will be affected by changes in certain market conditions. These changes in market conditions may adversely impact our financial performance, and as such, we use derivatives as a risk management tool to mitigate the potential impact of these changes. We do not enter into derivatives for speculative or trading purposes. The primary market risk we manage through the use of derivative instruments is interest rate risk on the amounts we expect to borrow under the loan agreement relating to our new headquarters. To manage that risk, we use interest rate swap agreements. An interest rate swap agreement is a contract between two parties to exchange cash flows based on underlying notional amounts and indices. Our interest rate swaps entitle us to pay amounts based on a fixed rate in exchange for receipt of amounts based on variable rates. The notional amounts under our hedges were $39.4 million and $20.5 million at June 30, 2016 and December 31, 2015, respectively.

Our derivatives are carried at fair value in our consolidated balance sheets in Other current liabilities, net and Other long-term liabilities on a gross basis. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments under GAAP. Our derivatives have been designated and qualify as cash flow hedges. We formally designated and documented, at inception, the financial instruments as hedges of specific underlying exposures, the risk management objectives, and the strategy for undertaking the hedging transactions. In addition, we formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in the cash flows of the related underlying exposures. To the extent that the hedges are effective, the changes in fair values of our cash flow hedges are recorded in Accumulated other comprehensive income (loss). Any ineffective portion is immediately recognized into earnings. The estimated net amount of the existing gains or losses that are reported in accumulated other comprehensive income at June 30, 2016 that is expected to be reclassified into earnings within the next 12 months is not material.

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

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the period indicated (in thousands):

Cash flow hedges	Amount of gain (loss) recognized in OCI on derivative (effective portion) net of tax	Location of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Three months ended June 30, 2016
Interest rate swap	$(1,020)	Interest expense	$—	Other income (expense)	$—
Six months ended June 30, 2016
Interest rate swap	$(1,560)	Interest expense	$—	Other income (expense)	$—

The following table provides the outstanding notional balances and fair values of derivative financial instruments that were designated as accounting hedges outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

Cash flow hedges	Location in balance sheet	Expiration date	Outstanding notional	Fair value	Beginning gains (losses)	Gains (losses) recorded during period (1)	Ending gains (losses)
Three months ended June 30, 2016
Interest rate swap	Current and Other long-term liabilities	2023	$39,433	$(4,683)	$(3,991)	$(692)	$(4,683)
Six months ended June 30, 2016
Interest rate swap	Current and Other long-term liabilities	2023	$39,433	$(4,683)	$(2,397)	$(2,286)	$(4,683)
___________________________________________

(1)	— Gains (losses) recorded during the period are presented gross of the related tax impact.

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

Club O Reward dollars earned may be redeemed on future purchases made through our Website. Club O Gold membership reward dollars expire 90 days after the customer’s Club O Gold membership expires. Club O Silver reward dollars expire 90 days after they are earned if no additional qualifying purchases are made during that period. We recognize revenue for Club O Reward dollars when customers redeem their reward dollars as part of a purchase on our Website. When Club O Reward dollars expire, we recognize reward dollar breakage as Other income, net in our consolidated statements of operations.

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

The allowance for returns was $12.6 million and $17.9 million at June 30, 2016 and December 31, 2015 respectively.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $270,000 and $240,000 at June 30, 2016 and December 31, 2015, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Total revenue, net	$418,540	100%	$388,013	100%	$832,217	100%	$786,357	100%
Cost of goods sold
Product costs and other cost of goods sold	324,128	77%	297,200	77%	642,203	77%	602,556	77%
Fulfillment and related costs	18,090	4%	17,156	4%	36,385	4%	34,707	4%
Total cost of goods sold	342,218	82%	314,356	81%	678,588	82%	637,263	81%
Gross profit	$76,322	18%	$73,657	19%	$153,629	18%	$149,094	19%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $30.3 million and $25.9 million during the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, advertising expenses totaled $59.1 million and $51.7 million, respectively. Prepaid advertising (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $1.1 million and $1.2 million at June 30, 2016 and December 31, 2015, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(904)	$1,668	$12,525	$4,407
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	(0.04)	0.07	0.49	0.18
Weighted average common shares outstanding—basic	25,341	24,306	25,311	24,260
Effect of dilutive securities:
Stock options and restricted stock awards	—	92	39	134
Weighted average common shares outstanding—diluted	25,341	24,398	25,350	24,394
Net income (loss) attributable to common shares—diluted	$(0.04)	$0.07	$0.49	$0.18

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options and restricted stock units	890	348	645	240

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

In March 2016, the FASB issued ASU No. 2016-04, Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which specifies how prepaid stored-value product liabilities, such as gift cards, should be derecognized. The standard, among other things, requires derecognition of such liabilities through expected breakage in proportion to the pattern of rights expected to be exercised by the holder, but only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The new standard becomes effective for us on January 1, 2018. Early adoption is permitted. The amendments in this update should be applied under a modified retrospective approach or a retrospective approach to each period presented. We are evaluating the effect that ASU 2016-04 will have on our consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations and provide indicators that assist in the assessment of control. The amendments clarify that the indicators may be more or less relevant to the control assessment and that one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances. The standard becomes effective for us on January 1, 2018. Early adoption is permitted, but not before January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. We are evaluating the effect that ASU 2016-08 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard becomes effective for us on January 1, 2017. Early adoption is permitted. The standard specifies various transition methods for the individual amendments in this Update. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the previously issued Topic 606 to clarify the application of the core principle of the guidance. The effective date and transition requirements for this Update are the same as for Topic 606, which are discussed above. We will evaluate this Update with Topic 606.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends the previously issued Topic 606 to clarify the application of the core principle of the guidance. The effective date and transition requirements for this Update are the same as for Topic 606, which are discussed above. We will evaluate this Update with Topic 606.

3. ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

As part of our Medici blockchain and fintech technology initiatives, during 2015, a subsidiary of Medici Inc. entered into a purchase agreement to acquire all or substantially all of the assets of Cirrus Technologies LLC, a financial technology firm. These assets constituted a business. In connection with the Cirrus Technology acquisition, Medici Inc. also entered into an agreement to purchase all of the outstanding membership interests in SpeedRoute LLC and all of the outstanding membership interests not already owned by Medici Inc. in Pro Securities, LLC. Both SpeedRoute and Pro Securities were under common control with Cirrus Technologies by a party that holds a noncontrolling interest in Medici Inc. SpeedRoute and Pro Securities are privately-held FINRA-registered broker dealers.

This acquisition closed in two parts. The Cirrus Technologies acquisition closed in Q3 2015 and the membership interests in SpeedRoute and Pro Securities closed in Q1 2016 after receiving approval from FINRA. The total gross purchase price of this acquisition was $29.7 million, consisting of approximately $11.6 million in cash (which excludes $2.2 million in cash acquired, primarily during Q1 2016) and 908,364 shares of Overstock’s common stock valued at approximately $18.1 million. The proceeds for the acquisition were financed by Medici Inc. through a note payable to Overstock that bears interest that approximates the Federal Funds Rate. The total purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition dates, with amounts exceeding fair value recorded as goodwill. We do not expect to record significant deferred taxes related to the acquisition. The goodwill of the acquired business is deductible for tax purposes.

The acquisition of Cirrus Technologies and the acquisition of the membership interests of SpeedRoute and Pro Securities were negotiated and contemplated in conjunction with each other. As such, this was recognized as a single transaction. We estimated the fair value of the acquired long-lived assets based on Level 3 inputs, which were unobservable (see Note 2—Accounting Policies, Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, royalty rates and assumptions about the relative competitive environment.

The fair values of the assets acquired and liabilities assumed at the acquisition dates are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$9,381
Common stock issued	18,149
$27,530
Allocation
Goodwill	$11,915
Intangibles	16,000
Accounts receivable and other assets	2,565
Other liabilities assumed	(2,950)
$27,530

The following table details the identifiable intangible assets acquired at their fair value and useful lives (amounts in thousands):

Intangible Assets	Fair Value	Weighted Average Useful Life (years)
Technology and developed software	$13,600	5.15
Customer relationships	1,900	0.23
Trade names	300	8.66
Other	200
Total acquired intangible assets at the acquisition dates	16,000
Less: accumulated amortization of acquired intangible assets	(3,627)
Total acquired intangible assets, net as of June 30, 2016	$12,373

The expense for amortizing acquired intangible assets in connection with this acquisition was $1.1 million and $2.2 million for the three and six months ended June 30, 2016, respectively.

Acquired intangible assets primarily include technology, customer relationships and trade names. As described above, we determined the fair value of these assets using an income approach method to determine the present value of expected future cash flows for each identifiable intangible asset. This method was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using the expectations of market participants.

As a result of the closing of the membership interests in SpeedRoute and Pro Securities, and finalizing the valuation of the acquired assets, during the six months ended June 30, 2016, we made a $688,000 adjustment in goodwill consisting primarily of net cash acquired of $1.2 million, accounts receivable and other assets of $1.9 million and liabilities assumed of $2.5 million.

The acquired assets, liabilities, and associated operating results were consolidated into our financial statements at the acquisition dates, or the dates on which we obtained control of the acquired assets or interests. The revenue and operating loss of the combined acquired entities included in our financial statements were $4.1 million and $1.3 million, respectively, for the three months ended June 30, 2016, and were $6.9 million and $2.8 million, respectively, for the six months ended June 30, 2016.

The following unaudited pro forma financial information presents our results as if the acquisitions had occurred at the beginning of 2015 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net revenues	$418,540	$394,138	$833,393	$800,095
Operating income (loss)	$(5,509)	$1,905	$12,531	$5,517

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

At June 30, 2016, we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20.0 million of additional senior-secured indebtedness for equipment financing (as described under U.S. Bank master lease agreement below), and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate. Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of June 30, 2016, we had borrowed $33.1 million under the Real Estate Loan. We have not borrowed any amounts under the Revolving Loan. Our liability under the Real Estate Loan approximates fair value. Amounts outstanding under the Real Estate Loan are presented net of discount and issuance costs in our consolidated balance sheets.

Future principal payments on the Facility as of June 30, 2016, are as follows (in thousands):

Payments due by period:
2016 (Remainder)	$—
2017	1,145
2018	1,145
2019	1,145
2020	1,145
Thereafter	28,559
$33,139

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bank Equipment Finance, a division of U.S. Bank National Association (“Lessor”). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. We also have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the six months ended June 30, 2016, we received proceeds under the Master Lease Agreement of $6.1 million. At June 30, 2016, our total outstanding liability under the Master Lease Agreement was $10.9 million. The average interest rate for amounts outstanding under the Master Lease agreement was approximately 3.50%.

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

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Term Loan agreement with U.S. Bank described above. At June 30, 2016, we were in compliance with these financial covenants.

Future principal payments of finance obligations as of June 30, 2016, are as follows (in thousands):

Payments due by period:
2016 (Remainder)	$1,108
2017	2,260
2018	2,338
2019	2,419
2020	2,399
Thereafter	346
$10,870

U.S. Bank letters of credit

At June 30, 2016 and December 31, 2015, letters of credit totaling $430,000 were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2016, $625,000 was outstanding and $4.4 million was available under the Purchasing Card. At December 31, 2015, $641,000 was outstanding and $4.4 million was available under the Purchasing Card.

Capital leases

Fixed assets included assets under capital leases and finance obligations of $16.2 million and $10.0 million, at June 30, 2016 and December 31, 2015, respectively. Accumulated depreciation related to assets under capital leases and finance obligations was $6.3 million and $4.6 million, at June 30, 2016 and December 31, 2015, respectively.

Depreciation expense of assets recorded under capital leases was $727,000 and $218,000 for the three months ended June 30, 2016 and 2015, respectively, and $1.4 million and $414,000, for the six months ended June 30, 2016 and 2015, respectively.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of June 30, 2016, are as follows (in thousands):

Payments due by period
2016 (Remainder)	$6,763
2017	8,893
2018	6,358
2019	5,785
2020	4,069
Thereafter	24,513
$56,381

Rental expense for operating leases totaled $3.4 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively, and $6.8 million and $6.2 million for the six months ended June 30, 2016 and 2015, respectively.

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

On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us, and we have tendered defense of the case to an indemnitor who accepted the defense. On April 21, 2016, the court entered an order partially dismissing the claims against us. On May 4, 2016, the plaintiff filed an amended complaint, and in response, we have filed a motion requesting the court to dismiss the remaining claims against us. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On September 29, 2010, a trustee in bankruptcy filed an adversary proceeding against us in the matter of In re: Petters Company, Inc., a case filed in United States Bankruptcy Court, in the District of Minnesota. The complaint alleges principal causes of action against us under various Bankruptcy Code sections and the Minnesota Fraudulent Transfer Act, to recover damages for alleged transfers of property from the Petters Company occurring prior to the filing of the case initially as a civil receivership in October 2008. The trustee’s complaint alleges such transfers occurred in at least one note transaction whereby we transferred at least $2.3 million and received in return transfers totaling at least $2.5 million. The case is in its discovery stages. Both parties have filed motions for summary judgment and are waiting for the court to hear the motions. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action.

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

On September 30, 2013, Altaf Nazerali filed suit against us in the Supreme Court of British Columbia for vicarious liability for defamation, libel and slander. The suit relates to alleged representations about Nazerali found on the website deepcapture.com. The suit alleges that the representations were made by our Chief Executive Officer, Patrick Byrne, and two other individuals on deepcapture.com. On May 6, 2016, the trial court granted judgment and dismissed all claims against us. Mr. Nazerali did not appeal our dismissal.

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

On April 28, 2016, the State of South Dakota sued us along with three other defendants in the Sixth Judicial Circuit Court of South Dakota. South Dakota alleges that U.S. constitutional law should be revised to permit South Dakota to require out-of-state ecommerce websites to withhold and remit sales tax in South Dakota. We have removed the case to the United States District Court. Pursuant to the statute, we would not be required to withhold and remit sales tax until there was verdict in favor of South Dakota which was then upheld by the highest applicable appellate court. The statute also would not require us to pay sales tax retroactively if we were to lose.

We establish liabilities when a particular contingency is probable and estimable. At June 30, 2016, we have accrued $10 million in light of probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

7. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock. During the three and six months ended June 30, 2016, the Compensation Committee of the Board of Directors approved grants of 50,686 and 506,436 restricted stock awards, respectively, to our officers, board members and employees. The restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the employee’s continuing service to us. At June 30, 2016, there were 686,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three and six months ended June 30, 2016 was $15.21 and $14.48, respectively.

Stock-based compensation expense related to restricted stock awards was $1.7 million and $960,000 during the three months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, stock-based compensation expense related to restricted stock awards was $2.7 million and $1.7 million, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2016 (in thousands):

	Six months ended June 30, 2016
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	349	$24.80
Granted at fair value	506	14.48
Vested	(161)	23.79
Forfeited	(8)	18.29
Outstanding—end of period	686	$17.49

8. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the three and six months ended June 30, 2016 and 2015. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit.

The table below summarizes information about reportable segments for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Direct	Partner	Other	Total	Direct	Partner	Other	Total
2016
Revenue, net	$24,630	$390,143	$3,767	$418,540	$51,281	$774,412	$6,524	$832,217
Cost of goods sold	23,098	316,623	2,497	342,218	48,504	625,920	4,164	678,588
Gross profit	$1,532	$73,520	$1,270	$76,322	$2,777	$148,492	$2,360	$153,629
Operating expenses				81,831				141,325
Interest and other income, net				4,051				8,296
Provision for income taxes				(243)				8,721
Consolidated net income (loss)				$(1,215)				$11,879

2015
Revenue, net	$34,428	$353,585	$—	$388,013	$70,563	$715,794	$—	$786,357
Cost of goods sold	31,235	283,121	—	314,356	63,762	573,501	—	637,263
Gross profit	$3,193	$70,464	$—	$73,657	$6,801	$142,293	$—	$149,094
Operating expenses				71,575				143,168
Interest and other income, net				1,193				1,837
Provision for income taxes				1,849				3,789
Consolidated net income				$1,426				$3,974

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

For the three and six months ended June 30, 2016 and 2015, substantially all of our sales revenues were attributable to customers in the United States. At June 30, 2016 and December 31, 2015, substantially all of our fixed assets were located in the United States.

9. BROKER DEALERS

As part of our Medici blockchain and fintech technology initiatives, we hold a controlling interest in two broker dealers, SpeedRoute LLC ("SpeedRoute") and Pro Securities LLC ("Pro Securities") which we acquired in January 2016 (see Note 3. Acquisitions).

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

SpeedRoute and Pro Securities are subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At June 30, 2016, SpeedRoute had net capital of $851,556, which was $728,009 in excess of its required net capital of $123,547 and SpeedRoute's net capital ratio was 2.2 to 1. At June 30, 2016, Pro Securities had net capital of $49,825, which was $44,825 in excess of its required net capital of $5,000 and Pro Securities net capital ratio was 0.05 to 1.

During the three months ended June 30, 2016, SpeedRoute incurred commission expense to Pro Securities in the amount of $45,000. During the six months ended June 30, 2016, the amount incurred was $90,000. During the three months ended June 30, 2016, SpeedRoute paid technological related services, rent and managerial support to a related entity in the amount of $900,000. During the six months ended June 30, 2016, the amount paid was $1.9 million.

SpeedRoute and Pro Securities did not have any securities owned or securities sold, not yet purchased at June 30, 2016 or December 31, 2015.

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

•	our expectations regarding our ability to secure any additional financing that we will need to complete our corporate headquarters;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our expectations regarding the adequacy of our liquidity;

•	our ability to retire or refinance any debt we may have or incur in the future;

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

•
our expectations regarding the costs, benefits and risks of our efforts to develop blockchain and fintech technology and of the costs, benefits and risks of our recent acquisitions of the assets and operations of a financial technology company and two registered broker dealers affiliated with the fintech business;

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

•
technical, operational, regulatory or other difficulties we may encounter in connection with our efforts to develop blockchain and fintech technology, or with the operation of Medici's system for the trading of securities;

•
difficulties we may encounter with Medici's blockchain and fintech technology due to lack of market acceptance or as a result of competition from any of the numerous other competitors seeking to develop competing technologies or systems or as a result of patents that may be granted to other companies or persons;

•	any impairment we may recognize with respect to assets or businesses that we have acquired or may acquire;

•	any impairment we may recognize with respect to our investments in companies that are in the startup or development stages;

•	any liability or expense we may incur as a result of our investments in other companies, whether as a result of regulatory issues or otherwise;

•	the outcomes of legal proceedings, investigations and claims, including the outcome of the judgment obtained by the District Attorneys of a number of California counties as described in this report;

•	the outcome of the assessments we have received from the Department of Revenue of the State of Washington;

•	our inability to optimize our warehouse operations;

•	risks of inventory management and seasonality;

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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Quarterly Report on Form 10-Q in Part II, Item 1A under the caption “Risk Factors,” in Part I, Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 1 under the caption "Legal Proceedings," and elsewhere in this report. These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.

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

Our company, based in Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999 and were re-incorporated in Delaware in 2002. As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

In late 2014, we began working on initiatives to develop blockchain and fintech technology. In Q1 2016, we completed the acquisition of the assets of a financial technology company and two related registered broker-dealers as part of this initiative, and we are now working on several financial applications of blockchain technology.

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

In April 2016, our company founder and CEO Dr. Patrick M. Byrne announced his decision to take a medical leave of absence. In July 2016, Dr. Byrne returned from his medical leave and resumed his position as CEO.

Revenues in Q2 2016 increased 8% compared to Q2 2015. The growth in revenue was primarily due to a 7% increase in orders, coupled with a 2% increase in average order size. Although our average order size has increased in recent years, we expect the rate of increase to lessen as our sales mix shift into home and garden products tapers. These increases were partially offset by increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

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

Gross profit in Q2 2016 increased 4% compared to Q2 2015 primarily as a result of revenue growth. Gross margin decreased to 18.2% in Q2 2016 compared to 19.0% in Q2 2015. The decrease in gross margin was primarily due to increased promotional activities, partially offset by a continued shift in sales mix into higher margin home and garden products.

Sales and marketing expenses as a percentage of revenue increased from 7.2% to 8.0% during Q2 2016 as compared to the same period in 2015, primarily due to increased spending in the sponsored search marketing channels, in part in response to changes we believe Google made in its natural search engine algorithms, and increased employee compensation.

As a result of these factors, our Contribution was flat in Q2 2016 compared to Q2 2015 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin decreased to 11.2% in Q2 2016 compared to 12.1% in Q2 2015.

Technology expenses in Q2 2016 increased $1.7 million compared to Q2 2015, primarily due to an increase in depreciation of $1.2 million and an increase in staff-related costs of $498,000.

General and administrative expenses in Q2 2016 increased $3.2 million compared to Q2 2015, primarily due to an increase of $2.6 million in staff and travel related costs and a $580,000 increase in legal fees.

In Q1 2016, we entered into a settlement agreement in our prime broker litigation which concluded the litigation in its entirety. We recognized settlement proceeds of $19.5 million. Related costs incurred in Q1 2016 associated with the litigation and settlement of approximately $1.0 million are included in G&A expenses.

As part of our Medici initiatives to develop blockchain and fintech technology, in Q1 2016, we completed the acquisition of two registered broker-dealers. In 2015 we acquired the assets of a related financial technology company.

We continue to seek opportunities for growth, through our Medici blockchain and fintech technology initiatives and other means. As a result of these initiatives, we may continue to incur additional expenses. We may also make investments in, or acquisitions of, other technologies and businesses. These expenses, acquisitions or investments may be material, and, coupled with the seasonality of our business, may lead to reduced income or to losses in some periods, and to reduced liquidity.

We are continuing the construction of our new corporate headquarters in Salt Lake City, Utah and we expect to occupy the building in Q3 of 2016. We estimate that the total project will cost approximately $99 million and as of June 30, 2016 we have incurred approximately $84 million in costs toward the project. The construction project and related financing is discussed in further detail in the Liquidity and Capital Resources, Borrowings section below.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	5.9%	8.9%	6.2%	9.0%
Partner and other	94.1	91.1	93.8	91.0
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	5.5	8.0	5.8	8.1
Partner and other	76.2	73.0	75.7	72.9
Total cost of goods sold	81.8	81.0	81.5	81.0
Gross profit	18.2	19.0	18.5	19.0
Operating expenses:
Sales and marketing	8.0	7.2	7.8	7.1
Technology	6.2	6.2	6.2	6.0
General and administrative	5.4	5.0	5.4	5.1
Litigation settlement	—	—	(2.3)	—
Total operating expenses	19.6	18.4	17.0	18.2
Operating income (loss)	(1.4)	0.6	1.5	0.8
Other income, net	1.0	0.3	1.0	0.2
Income (loss) before income taxes	(0.3)	0.8	2.5	1.0
Provision (benefit) for income taxes	(0.1)	0.5	1.0	0.5
Consolidated net income (loss)	(0.3)%	0.4%	1.4%	0.5%

Comparisons of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015, and Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

Revenue

The following table reflects our net revenues for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue, net
Direct	$24,630	$34,428	$(9,798)	(28.5)%	$51,281	$70,563	$(19,282)	(27.3)%
Partner and other	393,910	353,585	40,325	11.4	780,936	715,794	65,142	9.1
Total revenue, net	$418,540	$388,013	$30,527	7.9%	$832,217	$786,357	$45,860	5.8%

The primary reason for increased total net revenue for the three months ended June 30, 2016, as compared to the same period in 2015, was a 7% increase in orders, coupled with a 2% increase in average order size. The primary reason for increased total net revenue for the six months ended June 30, 2016, as compared to the same period in 2015, was a 4% increase in orders, coupled with a 2% increase in average order size. Average order size is measured at the time of order, before promotional discounts and shipping revenue. Although our average order size has increased in recent years, we expect the rate of increase to lessen as our sales mix shift into home and garden products tapers. These increases were partially offset by increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

The primary reason for decreased direct revenue for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was a decrease in sales of home and garden products in addition to increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

The increase in partner revenue for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was primarily due to an increase in sales of home and garden products. This increase was partially offset by increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

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

In 2015, we changed our Club O loyalty program by adding a two-tiered structure that includes our current standard Club O paid membership, which is called Club O Gold, and an introductory membership, called Club O Silver, for customers who agree to receive promotional emails. In 2015, we also transitioned a significant number of customers into the Club O Silver program and began to shift coupon offers into Club O rewards. We believe that the shift from coupons to rewards will benefit us in the long term, but we have experienced some difficulties with the transition, and in the short term we believe it slowed our revenue growth as customers take time to become accustomed to this change. We are continuing to test and refine our approach in this transition. For additional information regarding our Club O loyalty program see Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, Club O loyalty program.

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

International sales were less than 2% of total net revenues for the three and six months ended June 30, 2016 and 2015.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(14,215)	$(2,052)
1	$(9,773)	$(1,412)
As reported	As reported	As reported
-1	$6,859	$995
-2	$11,961	$1,734

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue, net
Direct	$24,630	$34,428	$(9,798)	(28.5)%	$51,281	$70,563	$(19,282)	(27.3)%
Partner and other	393,910	353,585	40,325	11.4	780,936	715,794	65,142	9.1
Total net revenue	$418,540	$388,013	$30,527	7.9%	$832,217	$786,357	$45,860	5.8%
Cost of goods sold
Direct	$23,098	$31,235	$(8,137)	(26.1)%	$48,504	$63,762	$(15,258)	(23.9)%
Partner and other	319,120	283,121	35,999	12.7	630,084	573,501	56,583	9.9
Total cost of goods sold	$342,218	$314,356	$27,862	8.9%	$678,588	$637,263	$41,325	6.5%
Gross Profit
Direct	$1,532	$3,193	$(1,661)	(52.0)%	$2,777	$6,801	$(4,024)	(59.2)%
Partner and other	74,790	70,464	4,326	6.1	150,852	142,293	8,559	6.0
Total gross profit	$76,322	$73,657	$2,665	3.6%	$153,629	$149,094	$4,535	3.0%

Gross margins for the past six quarterly periods and fiscal year ending 2015 were:

	Q1 2015	Q2 2015	Q3 2015	Q4 2015	FY 2015	Q1 2016	Q2 2016
Direct	10.0%	9.3%	4.9%	3.8%	7.0%	4.7%	6.2%
Partner and other	19.8%	19.9%	19.8%	18.3%	19.4%	19.7%	19.0%
Combined	18.9%	19.0%	18.5%	17.3%	18.4%	18.7%	18.2%

Gross profit for the three months ended June 30, 2016 increased 4% as compared to the same period in 2015, primarily as a result of revenue growth. Gross margin decreased to 18.2% as compared to 19.0% during the same periods. Gross profit for the six months ended June 30, 2016 increased 3% as compared to the same period in 2015, primarily as a result of revenue growth. Gross margin decreased to 18.5% as compared to 19.0% during the same periods. These decreases in gross margin were primarily due to increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, partially offset by a continued shift in sales mix into higher margin home and garden products.

The 305 and 422 basis point decreases in direct gross margin for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, were primarily due to increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, increased warehousing costs due to additional warehouse space, and increased freight costs, partially offset by a continued shift in sales mix into higher margin home and garden products.

The 94 and 56 basis point decreases in partner gross margin for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, were primarily due to increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, partially offset by a continued shift in sales mix into higher margin home and garden products.

We do not expect the sales mix shift to home and garden products to continue at the same rate in the future as in recent years.

Cost of goods sold includes stock-based compensation expense of $80,000 and $48,000 for the three months ended June 30, 2016 and 2015, respectively, and $131,000 and $77,000 for the six months ended June 30, 2016 and 2015, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Total revenue, net	$418,540	100%	$388,013	100%	$832,217	100%	$786,357	100%
Cost of goods sold
Product costs and other cost of goods sold	324,128	77%	297,200	77%	642,203	77%	602,556	77%
Fulfillment and related costs	18,090	4%	17,156	4%	36,385	4%	34,707	4%
Total cost of goods sold	342,218	82%	314,356	81%	678,588	82%	637,263	81%
Gross profit	$76,322	18%	$73,657	19%	$153,629	18%	$149,094	19%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs increased slightly during the three and six months ended June 30, 2016 as compared to the same periods in 2015.

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

The following table reflects our sales and marketing expenses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing expenses	$33,353	$28,087	$5,266	18.7%	$64,809	$56,059	$8,750	15.6%
Sales and marketing expenses as a percent of net revenues	8.0%	7.2%			7.8%	7.1%

The 73 and 66 basis point increases in sales and marketing expenses as a percentage of revenue for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, were primarily due to increased spending in the sponsored search marketing channel, in part in response to changes we believe Google made in its natural search engine algorithms, and increased employee compensation.

Sales and marketing expenses include stock-based compensation expense of $83,000 and $31,000 for the three months ended June 30, 2016 and 2015, respectively, and $132,000 and $90,000 for the six months ended June 30, 2016 and 2015, respectively.

Costs associated with our discounted shipping and other promotions, such as coupons, are not included in marketing expense. Rather, they are accounted for as a reduction of revenue and therefore affect sales and gross margin. We consider discounted shipping and other promotions, such as our policy of free shipping on orders over $45, as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

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

The following table reflects our technology expenses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Technology expenses	$25,800	$24,059	$1,741	7.2%	$51,510	$47,146	$4,364	9.3%
Technology expenses as a percent of net revenues	6.2%	6.2%			6.2%	6.0%

The $1.7 million increase in technology costs for the three months ended June 30, 2016, as compared to the same period in 2015, was primarily due to an increase in depreciation of $1.2 million and an increase in staff-related costs of

$498,000. The $4.4 million increase in technology costs for the six months ended June 30, 2016, as compared to the same period in 2015, was primarily due to an increase in depreciation of $2.8 million and an increase in staff-related costs of $1.7 million.

We continue to seek opportunities for growth by expanding our sales and distribution footprint, through our Medici initiatives and other means. As a result of these initiatives, we may continue to incur additional expenses. We may also make investments in, or acquisitions of, other technologies and businesses. These expenses, acquisitions or investments may be material, and, coupled with the seasonality of our business, may lead to reduced income or to losses in some periods, and to reduced liquidity. During the three months ended June 30, 2016, Medici Inc. and its subsidiaries incurred an operating loss of approximately $2.9 million, which includes $1.2 million of amortization and depreciation expense. During the six months ended June 30, 2016, Medici Inc. and its subsidiaries incurred an operating loss of approximately $5.9 million, which includes $2.3 million of amortization and depreciation expense.

Technology expenses include stock-based compensation expense of $238,000 and $206,000 for the three months ended June 30, 2016 and 2015, respectively, and $405,000 and $326,000 for the six months ended June 30, 2016 and 2015, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
General and administrative expenses	$22,678	$19,429	$3,249	16.7%	$44,526	$39,963	$4,563	11.4%
General and administrative expenses as a percent of net revenues	5.4%	5.0%			5.4%	5.1%

The $3.2 million increase in general and administrative expenses (“G&A”) for the three months ended June 30, 2016, as compared to the same period in 2015, was primarily due to an increase of $2.6 million in staff and travel related costs and a $580,000 increase in legal fees.

The $4.6 million increase in general and administrative expenses (“G&A”) for the six months ended June 30, 2016, as compared to the same period in 2015, was primarily due to an increase of $3.6 million in staff and travel related costs, a $547,000 contract termination fee, and a $457,000 increase in depreciation.

G&A expenses include stock-based compensation expense of approximately $1.3 million and $675,000 for the three months ended June 30, 2016 and 2015, respectively, and $2.0 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively.

Litigation settlement

During Q1 2016, we entered into a settlement agreement in our prime broker litigation which concluded the litigation in its entirety. We recognized settlement proceeds of $19.5 million. Related costs incurred in Q1 2016 associated with the litigation and settlement of approximately $1.0 million are included in G&A expenses.

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of goods sold - direct	$82	$68	$159	$133
Technology	5,882	5,457	11,802	10,456
General and administrative	143	281	335	563
Total depreciation, including internal-use software and website development	$6,107	$5,806	$12,296	$11,152

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Technology	726	—	1,452	—
General and administrative	398	31	770	62
Total amortization of intangible assets other than goodwill	$1,124	$31	$2,222	$62

Other income, net

Other income, net for the three months ended June 30, 2016 was $4.0 million as compared to $1.2 million in 2015. Other income, net for the six months ended June 30, 2016 was $8.1 million as compared to $1.8 million in 2015. These increases are primarily due to increased Club O Rewards breakage of $2.7 million and $6.2 million, respectively, during the three and six months ended June 30, 2016 due to growth in the Club O Rewards program, including our Club O Silver program.

Because of our introduction of Club O Silver in 2015, and our enrollment of a significant number of Club O Silver members, reward dollars and resulting breakage may continue to increase as compared to prior periods.

Income taxes

Our provision (benefit) for income taxes for the three months ended June 30, 2016 and 2015 was $(243,000) and $1.8 million, respectively. Our provision for income taxes for the six months ended June 30, 2016 and 2015 was $8.7 million and $3.8 million, respectively. The increase in the 2016 provision relative to the 2015 provision is primarily due to an increase in pre-tax income in the same quarter. The effective tax rate for the six months ended June 30, 2016 and 2015 was 42.3% and 48.8%, respectively. The decrease in the effective tax rate is primarily attributable to our increased ownership of our majority-owned subsidiary Medici Inc. Prior to the acquisition in Q3 2015, we owned 75.1% of the business. Tax losses incurred while holding less than 80% of the business cannot offset our consolidated taxable income and are fully valued. The subsidiary’s operating losses generated post-acquisition do not require a valuation allowance since ownership increased over the threshold for tax consolidation. We have indefinitely reinvested foreign earnings of $375,000 at June 30, 2016. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

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

The following table reflects our total net revenues for each of the quarters in 2016, 2015 and 2014 (in thousands):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2016	$413,677	$418,540	$	N/A	$	N/A
2015	398,344	388,013		391,211		480,270
2014	341,207	332,545		352,991		470,360

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

As we have previously announced, we are building a new corporate headquarters in Salt Lake City, Utah. We currently estimate the total cost of the headquarters, including the cost of the land and related equipment and furniture, at approximately $99 million. We had incurred costs of approximately $84 million toward the project as of June 30, 2016. In 2014, we entered into a credit facility which provides for an approximately 27-month construction loan of $45.8 million (which is designed to subsequently convert into an approximately 6.75-year term loan following completion of the construction of the headquarters), and a three-year $10 million revolving loan. In October 2015, we received our first loan draw under the construction loan. At June 30, 2016 our outstanding liability on the construction loan was approximately $33.1 million. For additional information, see Borrowings - U.S. Bank term loan and revolving loan agreement below.

In November 2015, we entered into a Master Lease Agreement ("MLA") with U.S. Bank pursuant to which we may finance certain assets or sell certain assets to U.S. Bank and simultaneously lease them back. The agreement also allows us to finance software licenses (inclusive of the assets, referred to collectively as the "Leased Assets"). The MLA allows for leases and financing of up to $20 million. At June 30, 2016, our outstanding liability under the MLA was approximately $10.9 million. For additional information, see Borrowings - U.S. Bank master lease agreement below.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At June 30, 2016, we had cash and cash equivalents of $122.6 million.

Cash flow information is as follows (in thousands):

	Six months ended June 30,		Twelve months ended June 30,
	2016	2015	2016	2015
Cash provided by (used in):
Operating activities	$(26,982)	$(47,867)	$75,401	$62,266
Investing activities	(48,648)	(26,273)	(104,806)	(55,631)
Financing activities	27,934	(2,030)	46,500	(3,042)

Free cash flow

“Free Cash Flow” (a non-GAAP measure) for the six months ended June 30, 2016 and 2015, was $(69.8) million and $(66.9) million, respectively, and $(7.9) million and $17.0 million for the twelve months ended June 30, 2016 and 2015, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the six months ended June 30, 2016 and 2015, our operating activities resulted in net cash outflows of $27.0 million and $47.9 million, respectively.

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

The $27.0 million of net cash used in operating activities during the six months ended June 30, 2016 was primarily due to decreases in accounts payable of $46.3 million, accrued liabilities of $9.0 million and deferred revenue of $6.9 million. Accounts payable, accrued liabilities and deferred revenue decreased due to seasonality which caused high balances at year-end 2015 and a significant decline during 2016. The net cash used by operating activities during the six months ended June 30, 2016 was partially offset by consolidated net income of $11.9 million, deferred income taxes of $7.4 million and non-cash depreciation expense of $12.3 million.

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

Cash flows from investing activities

For the six months ended June 30, 2016, investing activities resulted in net cash outflows of $48.6 million primarily due to $42.8 million of expenditures for fixed assets, $4.0 million in cost method investments and a $3.1 million disbursement of a note receivable.

For the six months ended June 30, 2015, investing activities resulted in net cash outflows of $26.3 million primarily due to $19.0 million of expenditures for fixed assets and $7.0 million in cost method investments.

Cash flows from financing activities

For the six months ended June 30, 2016, financing activities resulted in net cash inflows of $27.9 million primarily due to $23.7 million of proceeds from our U.S. Bank term loan and $6.1 million of proceeds from lease finance obligations with U.S. Bank.

For the six months ended June 30, 2015, financing activities resulted in net cash outflows of $2.0 million primarily from the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2016 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$6,763	$8,893	$6,358	$5,785	$4,069	$24,513	$56,381
Purchase obligations	6,884	—	—	—	—	—	6,884
Headquarters construction costs	15,380	208	—	—	—	—	15,588
U.S. Bank term loan payments	521	2,261	2,233	2,204	2,179	43,868	53,266
U.S. Bank master lease agreement	1,721	4,329	4,329	4,329	4,225	1,677	20,610
Total contractual cash obligations (1)	$31,269	$15,691	$12,920	$12,318	$10,473	$70,058	$152,729
 ___________________________________________

(1)	As described below under "U.S. Bank Term Loan Payments," $15.6 million of the payments shown here is duplicative. See U.S. Bank term loan payments below.

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2016	2017	2018	2019	2020	Thereafter	Total
Letters of credit	$430	$—	$—	$—	$—	$—	$430

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at June 30, 2016. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Technology, marketing and other services

From time to time we enter into long-term contractual agreements for technology, marketing or other services.

Headquarters construction costs

We have entered into various agreements under which we have incurred obligations relating to our plans to build an approximately 225,000 square foot building in Salt Lake City, Utah, to serve as our corporate headquarters, together with related facilities and improvements (collectively, the “Project”). We expect the total Project costs to be approximately $99 million. At June 30, 2016 we had incurred costs of approximately $84 million toward the project, including approximately $11 million we paid to purchase the land. Our obligations include payments to become due under the Construction Agreement described below, and under engineering, architectural, project management and consulting agreements, as well as anticipated expenditures for fixed assets and various other anticipated obligations related to the Project. These costs are based on our current estimates; however, the costs we actually incur, the amounts we actually pay and the timing of the actual payments could vary significantly from these estimates.

U.S. Bank term loan payments

We have entered into a financing agreement related to the Project (see Borrowings below). The amounts presented reflect our estimated payments of principal and interest based on our anticipated draws on the loan. The timing and amount of our draws on the loan could vary significantly from these estimates. Further, $15.6 million of the amounts shown in the row titled "U.S. Bank term loan payments" reflect the scheduled repayment of headquarters construction costs and is therefore duplicative.

U.S. Bank master lease agreement

We have entered into an agreement to finance or sell and lease back certain assets (see Borrowings below). The amounts presented reflect our payments and estimated payments of principal and interest based on our current and anticipated borrowings under the agreement as of June 30, 2016.

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

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of June 30, 2016 and December 31, 2015, tax contingencies were $1.3 million and $821,000, respectively. We expect the total amount of tax contingencies to increase in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. While it is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or reach resolution of income tax contingencies in one or more jurisdictions, we do not anticipate that we will make any payments to such authorities during that period. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

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

At June 30, 2016, we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20 million of additional senior-secured indebtedness for equipment financing (as described under U.S. Bank master lease agreement below), and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate. Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of June 30, 2016, we had borrowed $33.1 million under the Real Estate Loan. We have not borrowed any amounts under the Revolving Loan. Our liability under the Real Estate Loan approximates fair value.

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bank Equipment Finance, a division of U.S. Bank National Association (“Lessor”). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. We also have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the three months ended June 30, 2016, we received proceeds under the Master Lease Agreement of $6.1 million. At June 30, 2016, our total outstanding liability under the Master Lease Agreement was $10.9 million. The average interest rate for amounts outstanding under the Master Lease agreement was approximately 3.50%.

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

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Term Loan agreement with U.S. Bank described above. At June 30, 2016, we were in compliance with these financial covenants.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2016, $625,000 was outstanding and $4.4 million was available under the Purchasing Card. At December 31, 2015, $641,000 was outstanding and $4.4 million was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015, and our accounting policies and use of estimates are further discussed in Note 2 to the financial statements included in this Form 10-Q and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations. During Q3 2015 and Q1 2016, we acquired certain intangible assets and we used estimates in our valuations of those assets. There have been no other material changes to the critical accounting policies previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2015.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information.

Contribution and Contribution Margin

Contribution (a non-GAAP financial measure which we reconcile to "Gross Profit" in our consolidated statement of operations) consists of gross profit less sales and marketing expense plus Club O Rewards and gift card breakage and reflects an additional way of viewing our results. Contribution margin is contribution as a percentage of total net revenue. We believe contribution and contribution margin provide management and users of the financial statements information about our ability to cover our operating costs, such as technology and general and administrative expenses, while reflecting the selling costs we incurred to generate our revenues. We recently changed this calculation to also include Club O Rewards and gift card breakage (included in Other income, net in our consolidated statement of operations). This change has been applied to all periods presented. Including these amounts in our contribution improves this measure by adding back the reductions in revenue that we recognized for Club O Rewards that have subsequently expired and for gift cards whose redemption is remote. Other income, net was $4.0 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and included Club O Rewards and gift card breakage. Other income was $8.1 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively, and included Club O Rewards and gift card breakage. Contribution and contribution margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or all non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure.

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Total net revenue	$418,540	100%	$388,013	100%	$832,217	100%	$786,357	100%
Cost of goods sold	342,218	81.8	314,356	81.0	678,588	81.5%	637,263	81.0%
Gross profit	76,322	18.2	73,657	19.0	153,629	18.5%	149,094	19.0%
Less: Sales and marketing expense	33,353	8.0	28,087	7.2	64,809	7.8%	56,059	7.1%
Plus: Club O Rewards and gift card breakage (included in Other income, net)	3,916	0.9	1,207	0.3%	8,085	1.0%	1,910	0.2%
Contribution and contribution margin	$46,885	11.2%	$46,777	12.1%	$96,905	11.6%	$94,945	12.1%

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

	Six months ended June 30,		Twelve months ended June 30,
	2016	2015	2016	2015
Net cash (used in) provided by operating activities	$(26,982)	$(47,867)	$75,401	$62,266
Expenditures for fixed assets, including internal-use software and website development	(42,848)	(19,039)	(83,322)	(45,306)
Free cash flow	$(69,830)	$(66,906)	$(7,921)	$16,960

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

     In addition, the broker-dealers that we recently acquired are subject to additional extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. Broker-dealers are subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are members. See Part II - Item 1A - “Risk Factors - We have entered into agreements to acquire registered broker-dealers, which are subject to extensive regulation.”

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

In connection with the syndicated senior secured credit facility described above, we entered into interest rate swap transactions. The swaps have an effective date of September 1, 2015 and a maturity date of October 1, 2023. The combined notional amount changes monthly beginning at approximately $3.6 million on September 1, 2015, increasing to a maximum of approximately $45.8 million on October 1, 2016, and decreasing thereafter to approximately $38.2 million on October 1, 2023. The swaps effectively fix our effective interest rate on the approximate amounts expected to be outstanding from time to time on the Real Estate Loan at an annual rate of approximately 4.6%. At June 30, 2016, we had $33.1 million outstanding under the Real Estate Loan, and the notional amount of the swaps was $39.4 million.

We carry our interest rate swaps at fair value on our consolidated balance sheets. At June 30, 2016, we recognized swap liabilities in the amount of $4.7 million. The change in fair value of our swaps for the six months ended June 30, 2016 was a loss of $2.3 million. The fair value of the swaps can be impacted by several factors including forward rates, interest rates and discount rates (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Fair value of financial instruments). Because we have designated our swaps as cash flow hedges for accounting purposes, to the extent the swaps qualify for this designation and are effective, changes in the fair value of the instruments are recognized through Other comprehensive income (loss) in our statements of comprehensive income (loss) (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Derivative financial instruments).

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

At June 30, 2016, we had $122.6 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.2 million on our earnings or loss, or the cash flows of these instruments.

At June 30, 2016, we had assets consisting of investments in precious metals totaling $9.7 million. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $97,000 on our earnings or loss, or the recorded value of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At June 30, 2016, letters of credit totaling $430,000 were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $4,300 on our earnings or loss if the letters of credit were fully drawn.

At June 30, 2016, we had cryptocurrency-denominated assets totaling $256,000. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $2,560 on our earnings or loss, or the recorded value of these instruments. Reported earnings resulting from increases in the market value of cryptocurrency would be limited to their historical cost.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, “Financial Statements “—Note 5—“Commitments and Contingencies,” subheading “Legal Proceedings and Contingencies,” contained in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

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

Our majority-owned subsidiary Medici Inc. is competing with a rapidly-growing group of companies in the financial industry as well as new entrants with significant resources from venture capital firms and other funding sources.

Our majority-owned subsidiary Medici Inc. is competing against a variety of companies with substantially greater financial resources and experience in financial technology than Medici Inc. has. The number of competitors in this area and the resources being devoted to the area by competitors are growing rapidly. We may be unable to compete successfully against these competitors or others that may not yet have publicly announced their business plans in this area, which could have a material adverse effect on our business.

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

At June 30, 2016, we had relationships with approximately 4,062 independent partners whose products we offer for sale on our Website. Sales through our partners accounted for approximately 94% of our net revenues for the three and six months ended June 30, 2016. If we do not maintain our existing relationships or build new relationships with partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with partners are generally terminable at will by either party upon short notice. Our failure to maintain, replace or expand these relationships could have a material adverse effect on our business.

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

We have a history of losses, and we may incur operating and net losses in the foreseeable future. At June 30, 2016, our accumulated deficit was $153.9 million We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we have generated positive net income in recent years, we incurred a net loss of $19.4 million in 2011, a net loss of $2.1 million during Q3 2015 and a net loss of $904,000 during Q2 2016. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. Changes in the roles and responsibilities of certain members of management or the loss of the services of any of our executive officers or other key employees for any reason could harm our business. Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes. In early 2013 our Chief Executive Officer and then Chairman of the Board, Dr. Patrick M. Byrne, took a two-month personal leave of absence for medical reasons, and in April 2016 he took a three-month personal leave of absence for medical reasons. Dr. Byrne returned to our Board of Directors in June 2016 and resumed his position as CEO in July 2016. Leaves of absence for temporary or extended periods may harm our business. We do not have employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing, and customer service personnel could have a material adverse effect on our business. If any of our senior executives leaves or takes a leave of absence and is unable to return to work on a full-time basis or at all, it could have a material adverse effect on our business.

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

In October 2014, we entered into a Construction Agreement (the “Construction Agreement”) with Okland Construction Company Inc. (“Okland”) regarding preconstruction and construction services to be provided in connection with the construction of our corporate headquarters, together with related facilities and improvements. Okland has agreed that the work contemplated by the Construction Agreement will be performed for the Guaranteed Maximum Price (as defined in the Construction Agreement and as established in the First Amendment to the Agreement dated July 31, 2015) and in accordance with the Construction Schedule (as defined in the Construction Agreement). However, both the Guaranteed Maximum Price and the Construction Schedule remain subject to change. Because aspects of the proposed construction remain subject to future agreement, there is a risk of difficulties under the Construction Agreement, any of which if not resolved to the satisfaction of us and Okland could cause difficulties with the construction of our headquarters, any of which in turn could cause us to default under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business.

Risks Related to Our Business and Industry - Risks relating to Indebtedness and Potential Stock Repurchases

We expect to incur substantial indebtedness.

At June 30, 2016, we had incurred secured indebtedness of $33.1 million under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks. We expect to incur substantial additional indebtedness under the facility in connection with the completion of our headquarters. In addition, we may incur up to the full $10.0 million of indebtedness potentially available to us under the revolving credit facility included in the senior secured credit facility, and we may also incur additional indebtedness, subject to the limitations set forth in the Loan Agreement governing our senior secured credit facility. All such indebtedness will increase our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, the Loan Agreement and related agreements governing the senior secured credit facility contain numerous requirements, including affirmative and negative financial and other covenants. If we are unable to maintain compliance with all of them, we will be in default, the consequences of which could materially harm our business. Further, to the extent that we incur additional indebtedness, we may be subject to additional requirements. The degree to which we are ultimately leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

At June 30, 2016 our investment in precious metals was $9.7 million. Our financial results may be adversely affected by declines in the price of precious metals. The prices of precious metals may fluctuate widely in the future and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world. Our investment consists of actual precious metals, rather than financial instruments. We store our precious metals off-site in a third party facility. Consequently, we are subject to the risks of physical storage with a third party that we do not control. Any loss of these assets or substantial decline in their value could have a material adverse effect on our business.

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

Risks Related to Our Business and Industry - Risks relating to Certain Specific Businesses, Investments in Businesses and Recent or Planned Changes to our Business

We have acquired the assets and business of a financial technology company and two registered broker-dealers; we do not have any prior experience with the operation of a fintech company or of a registered broker-dealer, and the businesses that we are pursuing through our Medici initiatives are novel and could result in material write-offs.

In August 2015, we acquired the assets and business of a financial technology ("fintech") company and in January 2016, after receiving FINRA approval, we acquired two registered broker-dealers (the “BDs” or our “broker-dealer subsidiaries”) that were affiliated with the fintech company. We subsequently hired all or substantially all of the employees of the fintech company. However, we do not otherwise have any experience with the operation of a fintech company or of a registered broker-dealer, and are dependent upon the new employees for the expertise necessary to operate the fintech company and the registered broker dealers. Further, we have developed proprietary blockchain software and related expertise relating to the use of the blockchain in connection with a system for the public trading of securities, and are working on other potential financial applications of blockchain technology. All of these are areas in which we do not have substantial, or any, experience, and all of them are subject to the risks of new and novel businesses, including operational risk, financial risk, regulatory and legal risk, and reputational risk. Further, even assuming the resolution of all technical, legal and regulatory constraints, we face the risk that we may be unable to market, license or sell our technology successfully or profitably. Any significant problems we encounter with these projects could have a material adverse effect on our business. Further, we review our acquired assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As described in Note 2, we will write off these amounts as necessary. Any such write-offs could be material.

Our efforts to create a novel system able to provide short sellers of publicly-traded securities with evidence of their identification of securities available to be borrowed is in an area in which it has limited or no experience, and the project may be expensive and is subject to significant technical, legal and regulatory constraints and other risks.

We have created a novel system able to provide short sellers of publicly-traded securities with evidence of their identification of securities available to be borrowed. Although we have conducted limited initial tests, this project is novel and we have limited or no experience in this area. The system is subject to business, technical, legal and regulatory requirements. Further, we face the risk that we may be unable to market, license or sell our technology successfully or profitably. Any significant problems we encounter with this project could have a material adverse effect on our business.

We have acquired registered broker-dealers, which are subject to extensive regulation.

Broker-dealer and other financial services firms are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. The broker-dealers we acquired in January 2016 are registered with the SEC as broker-dealers under the Exchange Act and in the states in which they conduct securities business and are members of the Financial Industry Regulatory Authority (“FINRA”) and other SROs. They are subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are members.

The SEC, FINRA and other governmental authorities and SROs may bring enforcement proceedings against firms and place other limitations on firms subject to their jurisdiction, as well as their officers, directors, employees and independent contractors, whether arising out of an examination or otherwise, for violations of the securities laws, regulations and rules. Sanctions can include cease-and-desist orders, censures, fines, civil monetary penalties and disgorgement, limitations on a firm’s business activities, suspension, revocation of FINRA membership or expulsion of the firm from the securities industry. Criminal actions are referred to the appropriate criminal law enforcement agency. Any such proceeding against any of the broker-dealers that we have acquired, or any of their associated persons, could harm our reputation, cause them to lose clients or fail to gain new clients and have a material adverse effect on our business.

Financial services firms are subject to numerous conflicts of interest or perceived conflicts of interest. The SEC, FINRA and other governmental authorities and SROs have increased their scrutiny of potential conflicts of interest. The broker dealers have adopted and will regularly review and update, policies, procedures and controls designed to address or limit actual or perceived conflicts, but there can be no assurance of the effectiveness of these protocols. Addressing conflicts of interest adequately is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to identify and successfully manage these conflicts of interest. The development and implementation of policies, procedures and controls to address or limit actual or perceived conflicts may also result in increased costs. Failure to identify and successfully manage conflicts of interest procedures could subject the broker-dealers or us to disciplinary sanctions or litigation or could harm our reputation. Any of the foregoing could have a material adverse effect on our business.

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

At June 30, 2016, we had invested approximately $11.0 million in several companies that are in the startup or development stages. These investments are recognized as cost method investments or as described under “Cost and equity method investments” under Note 2-Accounting Policies contained in the “Notes to Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As described in Note 2, we will write off these amounts as necessary. Any such write-offs could be material.

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
10.1
Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.between the Company and Mitch Edwards (incorporated by reference to exhibit 10.1 to our report on Form 8-K filed May 16, 2016 (File No. 000-49799))

	31.1	Exhibit 31.1 Certification of Chief Executive Officer
	31.2	Exhibit 31.2 Certification of Chief Financial Officer
	32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2016, filed with the SEC on August 4, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

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

Date:	August 4, 2016	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management
Chief Financial and Duly Authorized Officer