Form 10-Q
period 2016-09-30
OVERSTOCK.COM, INC
filed 2016-11-03
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                        to

Commission file number: 000-49799

OVERSTOCK.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0634302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

799 West Coliseum Way, Midvale, Utah	84047
(Address of principal executive offices)	(Zip Code)

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

There were 25,383,283 shares of the Registrant’s common stock, par value $0.0001, outstanding on October 31, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$124,471	$170,262
Restricted cash	430	430
Accounts receivable, net	21,045	16,128
Inventories, net	15,717	20,042
Prepaid inventories, net	1,537	1,311
Deferred tax assets, net	14,740	26,305
Prepaids and other current assets	17,475	13,890
Total current assets	195,415	248,368
Fixed assets, net	136,594	93,696
Precious metals	9,722	9,722
Deferred tax assets, net	43,486	37,891
Intangible assets, net	11,688	14,656
Goodwill	14,698	15,387
Other long-term assets, net	12,673	8,669
Total assets	$424,276	$428,389
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$84,912	$122,705
Accrued liabilities	77,957	83,387
Deferred revenue	41,257	50,944
Finance obligations, current	2,241	1,059
Other current liabilities, net	1,577	581
Total current liabilities	207,944	258,676
Long-term debt, net	39,502	8,843
Finance obligations, non-current	8,074	4,535
Other long-term liabilities	9,164	6,974
Total liabilities	264,684	279,028
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 27,846 and 27,634
Outstanding shares - 25,383 and 25,234	3	3
Additional paid-in capital	374,152	370,047
Accumulated deficit	(156,993)	(166,420)
Accumulated other comprehensive loss	(3,054)	(1,430)
Treasury stock:
Shares at cost - 2,463 and 2,400	(52,484)	(51,747)
Equity attributable to stockholders of Overstock.com, Inc.	161,624	150,453
Equity attributable to noncontrolling interests	(2,032)	(1,092)
Total equity	159,592	149,361
Total liabilities and stockholders’ equity	$424,276	$428,389
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue, net
Direct	$24,620	$33,621	$75,901	$104,184
Partner and other	416,944	357,590	1,197,880	1,073,384
Total net revenue	441,564	391,211	1,273,781	1,177,568
Cost of goods sold
Direct(1)	23,955	31,989	72,459	95,751
Partner and other	337,893	286,771	967,977	860,272
Total cost of goods sold	361,848	318,760	1,040,436	956,023
Gross profit	79,716	72,451	233,345	221,545
Operating expenses:
Sales and marketing(1)	34,707	30,062	99,516	86,121
Technology(1)	26,739	25,084	78,249	72,230
General and administrative(1)	23,317	20,676	67,843	60,639
Litigation settlement	—	—	(19,520)	—
Total operating expenses	84,763	75,822	226,088	218,990
Operating income (loss)	(5,047)	(3,371)	7,257	2,555
Interest income	73	37	228	118
Interest expense	(212)	(62)	(219)	(74)
Other income, net	1,251	764	9,399	2,532
Income (loss) before income taxes	(3,935)	(2,632)	16,665	5,131
Provision (benefit) for income taxes	(543)	(15)	8,178	3,774
Consolidated net income (loss)	$(3,392)	$(2,617)	$8,487	$1,357
Less: Net loss attributable to noncontrolling interests	(294)	(546)	(940)	(979)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(3,098)	$(2,071)	$9,427	$2,336
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.12)	$(0.08)	$0.37	$0.10
Weighted average common shares outstanding—basic	25,356	24,681	25,326	24,402
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$(0.12)	$(0.08)	$0.37	$0.10
Weighted average common shares outstanding—diluted	25,356	24,681	25,388	24,513
________________________________________

(1) Includes stock-based compensation as follows (Note 7):
Cost of goods sold — direct	$69	$52	$200	$129
Sales and marketing	102	50	234	140
Technology	210	165	615	491
General and administrative	1,009	572	3,056	1,817
Total	$1,390	$839	$4,105	$2,577
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Consolidated net income (loss)	$(3,392)	$(2,617)	$8,487	$1,357
Other comprehensive loss:
Unrealized loss on cash flow hedges, net of benefit (expense) for taxes of $(346), $581, $718 and $662	(64)	(907)	(1,624)	(1,022)
Other comprehensive loss	(64)	(907)	(1,624)	(1,022)
Comprehensive income (loss)	$(3,456)	$(3,524)	$6,863	$335
Less: Comprehensive loss attributable to noncontrolling interests	(294)	(546)	(940)	(979)
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$(3,162)	$(2,978)	$7,803	$1,314
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Nine months ended September 30, 2016
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	27,634
Common stock issued upon vesting of restricted stock	212
Balance at end of period	27,846

Number of treasury stock shares
Balance at beginning of period	2,400
Purchases of treasury stock	63
Balance at end of period	2,463
Total number of outstanding shares	25,383

Common stock	$3

Additional paid-in capital
Balance at beginning of period	$370,047
Stock-based compensation to employees and directors	4,105
Balance at end of period	$374,152

Accumulated deficit
Balance at beginning of period	$(166,420)
Net income attributable to stockholders of Overstock.com, Inc.	9,427
Balance at end of period	$(156,993)

Accumulated other comprehensive loss
Balance at beginning of period	$(1,430)
Net other comprehensive loss	(1,624)
Balance at end of period	$(3,054)

Treasury stock
Balance at beginning of period	$(51,747)
Purchases of treasury stock	(737)
Balance at end of period	(52,484)
Total equity attributable to stockholders of Overstock.com, Inc.	$161,624

Equity attributable to noncontrolling interests
Balance at beginning of period	$(1,092)
Net loss attributable to noncontrolling interests	(940)
Total equity attributable to noncontrolling interests	$(2,032)

Total equity	$159,592
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,		Twelve months ended September 30,
	2016	2015	2016	2015
Cash flows from operating activities:
Consolidated net income	$8,487	$1,357	$8,350	$2,662
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of fixed assets	19,710	17,384	26,729	22,522
Amortization of intangible assets	3,193	443	3,444	563
Stock-based compensation to employees and directors	4,105	2,577	5,054	3,663
Deferred income taxes, net	6,688	3,470	4,701	4,302
Amortization of debt issuance costs	—	21	—	21
Loss on investment in precious metals	—	662	521	1,179
Loss on investment in cryptocurrency	—	147	5	147
Impairment of cost method investment	2,850	—	2,850	—
Ineffective portion of loss on cash flow hedge	—	124	—	124
Termination costs of cryptobond financing	—	—	850	—
Other	207	9	207	(38)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	—	—	1,000
Accounts receivable, net	(2,909)	2,662	(2,108)	(1,360)
Inventories, net	4,325	3,002	7,489	2,077
Prepaid inventories, net	(226)	1,936	(259)	445
Prepaids and other current assets	(3,456)	(3,782)	(1,012)	(1,753)
Other long-term assets, net	(356)	380	(670)	413
Accounts payable	(40,247)	(47,313)	17,548	1,851
Accrued liabilities	(8,678)	(17,751)	4,920	1,020
Deferred revenue	(9,687)	(3,298)	(3,896)	4,502
Other long-term liabilities	555	1,570	754	1,590
Net cash (used in) provided by operating activities	(15,439)	(36,400)	75,477	44,930
Cash flows from investing activities:
Investment in precious metals	—	—	—	(2,496)
Investment in cryptocurrency	—	—	—	96
Equity method investment	—	(152)	—	(402)
Disbursement of note receivable	(3,050)	(5,000)	(3,050)	(5,000)
Cost method investments	(4,000)	(7,000)	(4,000)	(7,000)
Acquisitions of businesses, net of cash acquired	1,220	(10,573)	1,192	(10,573)
Expenditures for fixed assets, including internal-use software and website development	(59,382)	(43,381)	(75,514)	(52,183)
Other	46	(133)	14	(175)
Net cash used in investing activities	(65,166)	(66,239)	(81,358)	(77,733)
Cash flows from financing activities:
Payments on capital lease obligations	—	(362)	—	(362)
Paydown on direct financing arrangement	(54)	(229)	(134)	(302)
Payments on finance obligations	(1,354)	—	(1,458)	—
Payments on interest swap	(563)	—	(620)	—
Proceeds from finance obligations	6,075	—	11,773	—
Proceeds from short-term debt	—	5,500	—	5,500
Payments on short-term debt	—	—	(750)	—
Proceeds from long-term debt	31,447	—	40,935	—
Change in restricted cash	—	75	75	75
Proceeds from exercise of stock options	—	270	—	439
Purchase of treasury stock	(737)	(2,367)	(737)	(2,367)
Payment of debt issuance costs	—	(621)	—	(1,652)
Net cash provided by financing activities	34,814	2,266	49,084	1,331
Net (decrease) increase in cash and cash equivalents	(45,791)	(100,373)	43,203	(31,472)
Cash and cash equivalents, beginning of period	170,262	181,641	81,268	112,740
Cash and cash equivalents, end of period	$124,471	$81,268	$124,471	$81,268

Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Nine months ended September 30,		Twelve months ended September 30,
	2016	2015	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid (net of amounts capitalized)	$675	$35	$864	$45
Taxes paid	1,206	272	1,207	312
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$9,574	$1,414	$9,574	$1,414
Equipment acquired under capital lease obligations	—	362	—	362
Capitalized interest cost	117	117	157	143
Acquisition of businesses through stock issuance	—	18,149	—	18,149
Change in value of cash flow hedge	1,780	1,684	1,361	2,692
Note receivable converted to cost method investment	2,850	—	2,850	—

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, investment valuation, receivables valuation, valuation of derivative financial instruments, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, intangible asset valuation, cost method investment valuation, income taxes, stock-based compensation, performance-based compensation, and contingencies. Actual results could differ materially from these estimates.

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $45.1 million and $28.1 million at September 30, 2016 and December 31, 2015, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of September 30, 2016 and December 31, 2015 as indicated (in thousands):

	Fair Value Measurements at September 30, 2016:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$45,149	$45,149	$—	$—
Trading securities held in a “rabbi trust” (1)	55	55	—	—
Total assets	$45,204	$45,204	$—	$—
Liabilities:
Derivatives (2)	$4,256	$—	$4,256	$—
Deferred compensation accrual “rabbi trust” (3)	57	57	—	—
Total liabilities	$4,313	$57	$4,256	$—

	Fair Value Measurements at December 31, 2015:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$28,102	$28,102	$—	$—
Trading securities held in a “rabbi trust” (1)	68	68	—	—
Total assets	$28,170	$28,170	$—	$—
Liabilities:
Derivatives (2)	$2,356	$—	$2,356	$—
Deferred compensation accrual “rabbi trust” (3)	70	70	—	—
Total liabilities	$2,426	$70	$2,356	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Derivative financial instruments are included in Other current liabilities, net and Other long-term liabilities in the consolidated balance sheets.

(3)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, finance obligations and debt are carried at cost, which approximates their fair value.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers in the United States and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.0 million and $465,000 at September 30, 2016 and December 31, 2015, respectively. The increase in our allowance for doubtful accounts receivable was primarily due to an increase in our allowance for a marketplace in which we hold a minority investment (and in which we recognized an impairment charge during the three months ended September 30, 2016).

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At September 30, 2016 and December 31, 2015, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Fixed assets

During Q3 2016, we substantially completed the construction of a new corporate headquarters and we placed the related fixed assets in service during the period. These assets include the building, land improvements, building machinery and equipment, and additional furniture and equipment. Our fixed assets, which also include technology infrastructure, internal-use software, website development and leasehold improvements, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter. During Q3 2016, we changed the estimated useful life of our furniture and equipment from 3-5 years to 5-7 years, due primarily to our acquisition of longer lived furniture and equipment for our new headquarters. This change in estimate will be applied prospectively. We do not expect this change in estimate to have a material impact on our financial statements. Substantially all of the furniture and equipment from our previous headquarters was fully depreciated. The estimated useful lives of our fixed assets are as follows:

Life (years)
Building	40
Land improvements	20
Building machinery and equipment	15-20
Furniture and equipment	5-7
Computer hardware	3-4
Computer software	2-4

Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives.

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of goods sold - direct	$77	$73	$235	$206
Technology	6,952	5,875	18,755	16,331
Marketing	29	—	29	—
General and administrative	357	284	691	847
Total depreciation, including internal-use software and website development	$7,415	$6,232	$19,710	$17,384

Total accumulated depreciation of fixed assets was $174.3 million and $156.8 million at September 30, 2016 and December 31, 2015, respectively.

Capitalized interest

We capitalize interest costs incurred on debt during the construction of major projects. Capitalized interest for the three and nine months ended September 30, 2016 and 2015 was immaterial.

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

During the three months ended September 30, 2016 and 2015, we capitalized $3.2 million and $4.4 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $5.0 million and $3.9 million, respectively, for those respective periods. During the nine months ended September 30, 2016 and 2015, we capitalized

$13.3 million and $13.8 million, respectively, of such costs and had amortization of $12.7 million and $10.8 million for those respective periods.

Cost method investments

At September 30, 2016, we held minority interests (less than 20%) in five privately held entities. The total aggregate amount of these investments was approximately $13.9 million. For one of our investments we agreed to make a subsequent $3.0 million investment, and a $3.0 million loan, that are contingent on the investee reaching certain milestones. We do not know when, or if, the investee will reach such milestones. We did not acquire a controlling interest in this investee, nor would our interest become controlling if we were to make the subsequent investment. Based on the nature of our investment, we have a variable interest in this investee. However, because we do not have power to direct the investee's activities, and therefore we are not the investee's primary beneficiary, we do not consolidate the investee in our financial statements. In June 2016, in order to maintain our proportional interest, we made a $200,000 convertible loan to an investee. The loan will convert to an equity interest no later than January 2018.

These investments are recognized as cost method investments included in Other long-term assets, net in our consolidated balance sheets. Earnings from the investments are recognized to the extent of dividends received, and we will recognize subsequent impairments to the investment if they are other than temporary. We review these investments individually for impairment by evaluating if events or circumstances have occurred that may have a significant adverse effect on their fair value. If such events or circumstances have occurred, we will estimate the fair value of the investment and determine if any decline in the fair value of the investment below its carrying value is other-than-temporary. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by the investee's management. These inputs are classified as Level 3. See Fair value of financial instruments above.

At September 30, 2016, the carrying amount of our cost method investments was $11.0 million. We recognized a $2.9 million impairment loss during the three and nine months ended September 30, 2016, which consisted of the entire carrying amount of the related investment. The impairment loss was recorded in other income, net on the consolidated statements of operations. We recognized no impairment losses during the year ended 2015.

Noncontrolling interests

During 2014, we formed tØ.com, Inc. (formerly Medici, Inc.) to develop blockchain and fintech technology as part of our Medici initiatives. tØ.com is a majority owned subsidiary of Overstock. During Q1 2016, tØ.com completed the acquisition of a financial technology firm and two registered broker dealers, each of which was under common control with the firm from which the financial technology assets were purchased. The former owners of that firm hold noncontrolling interests in tØ.com. These transactions are described further in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. The proceeds for the acquisitions were financed by tØ.com through a note payable to Overstock that bears interest at a rate that approximates the Federal Funds Rate. tØ.com is included in our consolidated financial statements. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

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

Precious metals

Our precious metals consisted of $5.7 million in gold and $4.0 million in silver at September 30, 2016 and December 31, 2015. We store our precious metals at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as an investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income, net in our consolidated statements of operations. There were no recorded gains or losses on investments in precious metals for the three and nine months ended September 30, 2016. We recorded a $610,000 and $662,000 loss on investments in precious metals for the three and nine months ended September 30, 2015.

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

In accordance with this guidance, we test for impairment of goodwill annually or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the nine months ended September 30, 2016 or the year ended December 31, 2015.

During the nine months ended September 30, 2016, we recognized a $689,000 adjustment in goodwill related to a business combination as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. The change in goodwill relates to a non-reportable segment, included in Other as described in Note 8—Business Segments.

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

During the nine months ended September 30, 2016, we acquired $224,000 of intangible assets other than goodwill related to a business combination as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. Aggregate amortization expense for acquired intangible assets other than goodwill was $1.0 million and $354,000 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the aggregate amortization expense for intangible assets other than goodwill was $3.2 million and $443,000, respectively.

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the nine months ended September 30, 2016 or the year ended December 31, 2015.

Cryptocurrency holdings

We hold cryptocurrency-denominated assets such as bitcoin and we include them in prepaids and other current assets in our consolidated balance sheets. Cryptocurrency-denominated assets were $288,000 and $226,000 at September 30, 2016 and December 31, 2015, respectively, and are recorded at the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our cryptocurrency assets are recorded in Other income, net in our consolidated statements of operations. There were no recorded gains or losses on cryptocurrency holdings during the nine months ended September 30, 2016. Losses on cryptocurrency holdings were $147,000 during the nine months ended September 30, 2015.

Other long-term assets, net

Other long-term assets consist primarily of cost and equity method investments (see Cost method investments above) and long-term prepaid expenses.

Derivative financial instruments

In 2014, we entered into a loan agreement in connection with the construction of our new corporate headquarters. We began borrowing under the facility in October 2015. Because amounts borrowed on the loan will carry a variable LIBOR-based interest rate, we will be affected by changes in certain market conditions. These changes in market conditions may adversely impact our financial performance, and as such, we use derivatives as a risk management tool to mitigate the potential impact of these changes. We do not enter into derivatives for speculative or trading purposes. The primary market risk we manage through the use of derivative instruments is interest rate risk on the amounts we have borrowed under the loan agreement relating to our new headquarters. To manage that risk, we use interest rate swap agreements. An interest rate swap agreement is a contract between two parties to exchange cash flows based on underlying notional amounts and indices. Our interest rate swaps entitle us to pay amounts based on a fixed rate in exchange for receipt of amounts based on variable rates over the term of the related loan agreement. The notional amounts under our hedges were $45.1 million and $20.5 million at September 30, 2016 and December 31, 2015, respectively.

Our derivatives are carried at fair value in our consolidated balance sheets in Other current liabilities, net and Other long-term liabilities on a gross basis. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments under GAAP. Our derivatives have been designated and qualify as cash flow hedges. We formally designated and documented, at inception, the financial instruments as hedges of specific underlying exposures, the risk management objectives, and the strategy for undertaking the hedging transactions. In addition, we formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in the cash flows of the related underlying exposures. To the extent that the hedges are effective, the changes in fair values of our cash flow hedges are recorded in Accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders' equity. Any ineffective portion is immediately recognized into earnings. The variable-rate interest on the borrowing for our new corporate headquarters was capitalized during the construction period. The amounts in Accumulated other comprehensive income (loss) related to the cash flow hedge of the variability of the interest that was capitalized is reclassified into earnings over the depreciable life of the asset. During the three and nine months ended September 30, 2015, the amount of gains or losses in accumulated other comprehensive income that has been reclassified into earnings was not material and the amounts at September 30, 2016 that we will reclassify into earnings within the next 12 months is not expected to be material.

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

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the period indicated (in thousands):

Cash flow hedges	Amount of gain (loss) recognized in OCI on derivative (effective portion) net of tax	Location of gain (loss) reclassified from Accumulated OCI into operations (effective portion)	Amount of gain (loss) reclassified from Accumulated OCI into operations (effective portion)	Location of gain (loss) recognized in operations on derivative (ineffective portion)	Amount of gain (loss) recognized in operations on derivative (ineffective portion)
Three months ended September 30, 2016
Interest rate swap	$(64)	Interest expense	$1	Other income (expense)	$—
Nine months ended September 30, 2016
Interest rate swap	$(1,624)	Interest expense	$1	Other income (expense)	$—

The following table provides the outstanding notional balances and fair values of derivative financial instruments that were designated as accounting hedges outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

Cash flow hedges	Location in balance sheet	Expiration date	Outstanding notional	Fair value	Beginning gains (losses)	Gains (losses) recorded during period (1)	Ending gains (losses)
Three months ended September 30, 2016
Interest rate swap	Current and Other long-term liabilities	2023	$45,054	$(4,256)	$(4,683)	$427	$(4,256)
Nine months ended September 30, 2016
Interest rate swap	Current and Other long-term liabilities	2023	$45,054	$(4,256)	$(2,397)	$(1,859)	$(4,256)
___________________________________________

(1)	— Gains (losses) recorded during the period are presented gross of the related tax impact.

Revenue recognition

We derive our revenue primarily from direct revenue and partner revenue from merchandise sales. We also earn revenue from advertising on our website and from other pages. We have organized our operations into two principal reporting segments based on the primary source of revenue: direct revenue and partner revenue (see Note 8—Business Segments).

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

We evaluate the revenue recognition criteria above for our broker-dealer subsidiaries (see Note 9 - Broker Dealers) and we recognize securities transactions (and the related commission revenue) on a trade date and gross basis.

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

Club O loyalty program

We have a customer loyalty program called Club O Gold for which we sell annual memberships. For Club O Gold memberships, we record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O Gold loyalty program allows members to earn Club O Reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see Co-branded credit card program below for more information). Co-branded cardholders are also Club O Gold members and earn additional reward dollars for purchases made on our Website, and from other merchants.

Beginning in 2015, we enrolled a significant number of members in Club O Silver, a newly introduced Club O membership tier for customers who agree to receive promotional emails. Club O Silver members earned Club O Rewards on qualifying purchases that expire after 90 days from a qualifying purchase. We discontinued Club O Silver in October 2016. Since the program's introduction, the growth in Club O Silver caused increases in reward dollars earned and resulting breakage. The increases in reward breakage attributable to Club O Silver may continue as compared to prior periods for several months until all remaining Club O Silver rewards have expired.

Earned Club O Reward dollars may be redeemed on future purchases made through our Website. We recognize revenue for Club O Reward dollars when customers redeem their reward dollars as part of a purchase on our Website. We account for these transactions as multiple element arrangements and allocate revenue to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned. Club O Gold membership reward dollars expire 90 days after the customer’s Club O Gold membership expires. When Club O Reward dollars expire, we recognize reward dollar breakage as Other income, net in our consolidated statements of operations.

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

The allowance for returns was $12.8 million and $17.9 million at September 30, 2016 and December 31, 2015 respectively.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $327,000 and $240,000 at September 30, 2016 and December 31, 2015, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Total revenue, net	$441,564	100%	$391,211	100%	$1,273,781	100%	$1,177,568	100%
Cost of goods sold
Product costs and other cost of goods sold	343,401	78%	301,164	77%	985,603	77%	903,720	77%
Fulfillment and related costs	18,447	4%	17,596	4%	54,833	4%	52,303	4%
Total cost of goods sold	361,848	82%	318,760	81%	1,040,436	82%	956,023	81%
Gross profit	$79,716	18%	$72,451	19%	$233,345	18%	$221,545	19%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $31.5 million and $27.7 million during the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, advertising expenses totaled $90.6 million and $79.5 million, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $1.9 million and $1.2 million at September 30, 2016 and December 31, 2015, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(3,098)	$(2,071)	$9,427	$2,336
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.12)	$(0.08)	$0.37	$0.10
Weighted average common shares outstanding—basic	25,356	24,681	25,326	24,402
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	62	111
Weighted average common shares outstanding—diluted	25,356	24,681	25,388	24,513
Net income (loss) attributable to common shares—diluted	$(0.12)	$(0.08)	$0.37	$0.10

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options and restricted stock units	765	566	536	262

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

Recently issued accounting standards not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date for us of ASU No. 2014-09 to January 1, 2018. Early adoption of ASU No. 2014-09 is permitted, but not before its original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations. This ASU clarifies the implementation guidance for principal versus agent considerations in ASU No. 2014-09 and provides indicators that assist in the assessment of control. ASU No. 2016-08 is effective for us beginning January 1, 2018. In 2016, the FASB issued additional implementation guidance for the new revenue recognition standards. These standards permit the use of either the retrospective or cumulative effect transition method. We have initiated an assessment of our revenue streams and have developed an initial plan for implementing these standards. We have not yet selected a transition method nor have we completed our assessment of the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard becomes effective for us on January 1, 2017. Early adoption is permitted. The standard requires entities to apply this change prospectively to the measurement of inventory after the date of adoption. We do not intend to adopt the standard before the effective date and we do not expect that ASU No. 2015-11 will have a significant impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The new standard becomes effective for us on January 1, 2017. Early adoption is permitted. The standard requires entities to apply this change on either a prospective or retrospective basis for the periods presented. We do not intend to adopt the standard before the effective date and we expect to apply the standard prospectively. The adoption of this standard will cause us to reclassify our current deferred tax assets and liabilities to a single noncurrent amount in our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard becomes effective for us on January 1, 2019. Early adoption is permitted. The amendments in this update should be applied under a modified retrospective approach. We are evaluating the effect that ASU No. 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which specifies how prepaid stored-value product liabilities, such as gift cards, should be derecognized. The standard, among other things, requires derecognition of such liabilities through expected breakage in proportion to the pattern of rights expected to be exercised by the holder, but only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The new standard becomes effective for us on January 1, 2018. Early adoption is permitted. The amendments in this update should be applied under a modified retrospective approach or a retrospective approach to each period presented. We are evaluating the effect that ASU No. 2016-04 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The new standard becomes effective for us on January 1, 2017. Early adoption is permitted. The standard requires entities to apply this change prospectively. We do not expect that ASU No. 2016-07 will have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard becomes effective for us on January 1, 2017. Early adoption is permitted. The standard specifies various transition methods for the individual amendments in this Update. The adoption of this standard will primarily cause us to recognize additional deferred tax assets related to excess tax benefits through a cumulative effect adjustment in retained earnings as of January 1, 2017. We are evaluating the effect that ASU No. 2016-09 will have on our consolidated financial statements and related disclosures.

3. ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

As part of our Medici blockchain and fintech technology initiatives, during 2015, a subsidiary of tØ.com, Inc. (formerly Medici, Inc.) entered into a purchase agreement to acquire Cirrus Technologies LLC, a financial technology firm. In connection with the Cirrus Technology acquisition, a subsidiary of tØ.com also entered into an agreement to purchase SpeedRoute LLC and all of the outstanding membership interests not already owned by tØ.com in Pro Securities, LLC. Both SpeedRoute and Pro Securities were under common control with Cirrus Technologies by a party that holds a noncontrolling interest in tØ.com. SpeedRoute and Pro Securities are FINRA-registered broker dealers.

This acquisition closed in two parts. The Cirrus Technologies acquisition closed in Q3 2015 and the membership interests in SpeedRoute and Pro Securities closed in Q1 2016 after receiving approval from FINRA. The total gross purchase price of this acquisition was $29.7 million, consisting of approximately $11.6 million in cash (which excludes $2.2 million in cash acquired, primarily during Q1 2016) and 908,364 shares of Overstock’s common stock valued at approximately $18.1 million. The proceeds for the acquisition were financed by tØ.com through a note payable to Overstock that bears interest that approximates the Federal Funds Rate. The total purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition dates, with amounts exceeding fair value recorded as goodwill. We did not record significant deferred taxes related to the acquisition. The goodwill of the acquired business is deductible for tax purposes.

The acquisition of Cirrus Technologies and the acquisition of the membership interests of SpeedRoute and Pro Securities were negotiated and contemplated in conjunction with each other. As such, this was recognized as a single transaction. We estimated the fair value of the acquired assets based on Level 3 inputs, which were unobservable (see Note 2—Accounting Policies, Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, royalty rates and assumptions about the relative competitive environment.

The fair values of the assets acquired and liabilities assumed at the acquisition dates are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$9,353
Common stock issued	18,149
$27,502
Allocation
Goodwill	$11,914
Intangibles	16,000
Accounts receivable and other assets	2,565
Other liabilities assumed	(2,977)
$27,502

The following table details the identifiable intangible assets acquired at their fair value and useful lives (amounts in thousands):

Intangible Assets	Fair Value	Weighted Average Useful Life (years)
Technology and developed software	$13,600	8.21
Customer relationships	1,900	4.83
Trade names	300	0.12
Other	200
Total acquired intangible assets at the acquisition dates	16,000
Less: accumulated amortization of acquired intangible assets	(4,599)
Total acquired intangible assets, net as of September 30, 2016	$11,401

The expense for amortizing acquired intangible assets in connection with this acquisition was $1.0 million and $3.2 million for the three and nine months ended September 30, 2016, respectively.

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

As a result of the closing of the membership interests in SpeedRoute and Pro Securities, and finalizing the valuation of the acquired assets, during the nine months ended September 30, 2016, we made a $689,000 adjustment in goodwill consisting primarily of net cash acquired of $1.2 million, accounts receivable and other assets of $1.9 million and liabilities assumed of $2.5 million.

The acquired assets, liabilities, and associated operating results were consolidated into our financial statements at the acquisition dates, or the dates on which we obtained control of the acquired assets or interests. The revenue and operating loss of the combined acquired entities included in our financial statements were $3.9 million and $3.0 million, respectively, for the three months ended September 30, 2016, and were $10.5 million and $9.2 million, respectively, for the nine months ended September 30, 2016.

The following unaudited pro forma financial information presents our results as if the acquisitions had occurred at the beginning of 2015 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net revenues	$441,564	$397,339	$1,274,957	$1,181,270
Operating income (loss)	$(5,047)	$(3,173)	$7,484	$3,208

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

On or about January 1, 2017 (but no later than 90 days thereafter), the Real Estate Loan is designed to convert into an approximately 6.75-year term loan due October 1, 2023 (the “Term Loan”). The conditions to conversion of the Real Estate Loan to the Term Loan include, among others, requirements that the Project must have been completed in accordance with the applicable plans, paid for in full, and generally free of liens; completion must have been certified by the project architect and the inspecting architect; certificates of occupancy must have been issued; we must have paid all amounts then due to the lending banks and must be in compliance with the covenants under the Loan Agreement; the Real Estate Loan must be brought “in balance” as defined in the Loan Agreement, which may require us to contribute additional cash to the Project; we must have paid the final amount of our cash contribution as required by the Loan Agreement; and if required by the Administrative Bank, an updated appraisal must show that the Project is in compliance with an 80% loan to value ratio requirement. If the conditions to conversion are not satisfied, all amounts outstanding under the Facility will become immediately due and payable. In August 2016, the Project was substantially completed, we obtained a temporary certificate of occupancy and we began to occupy the building. We anticipate the Real Estate Loan to convert to the Term Loan on January 1, 2017 (but no later than 90 days thereafter).

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

We are required to maintain compliance as of the end of each calendar quarter with the following financial covenants:

•	a fixed charge coverage ratio on a trailing 12-month basis of no less than 1.15 to 1.00;

•	a cash flow leverage ratio on a trailing 12-month basis not greater than 3.00 to 1.00 during the Construction Phase (as defined in the Loan Agreement);

•	a cash flow leverage ratio not greater than 2.50 to 1.00 following the Construction Phase; and

•	minimum liquidity of at least $50.0 million.

At September 30, 2016, we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20.0 million of additional senior-secured indebtedness for equipment financing (as described under U.S. Bank master lease agreement below), and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate. Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of September 30, 2016, we had borrowed $40.9 million under the Real Estate Loan. We have not borrowed any amounts under the Revolving Loan. Our liability under the Real Estate Loan approximates fair value. Amounts outstanding under the Real Estate Loan are presented net of discount and issuance costs in our consolidated balance sheets.

Future principal payments on the Facility as of September 30, 2016, are as follows (in thousands):

Payments due by period:
2016 (Remainder)	$—
2017	1,145
2018	1,145
2019	1,145
2020	1,145
Thereafter	36,355
$40,935

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bank Equipment Finance, a division of U.S. Bank National Association (“Lessor”). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. We also have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the nine months ended September 30, 2016, we received proceeds under the Master Lease Agreement of $6.1 million. At September 30, 2016, our total outstanding liability under the Master Lease Agreement was $10.3 million. The average interest rate for amounts outstanding under the Master Lease agreement was approximately 3.50%.

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

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Term Loan agreement with U.S. Bank described above. At September 30, 2016, we were in compliance with these financial covenants.

Future principal payments of finance obligations as of September 30, 2016, are as follows (in thousands):

Payments due by period:
2016 (Remainder)	$553
2017	2,260
2018	2,339
2019	2,419
2020	2,399
Thereafter	345
$10,315

U.S. Bank letters of credit

At September 30, 2016 and December 31, 2015, letters of credit totaling $430,000 were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2016, $636,000 was outstanding and $4.4 million was available under the Purchasing Card. At December 31, 2015, $641,000 was outstanding and $4.4 million was available under the Purchasing Card.

Capital leases

Fixed assets included assets under capital leases and finance obligations of $16.2 million and $10.0 million, at September 30, 2016 and December 31, 2015, respectively. Accumulated depreciation related to assets under capital leases and finance obligations was $7.2 million and $4.6 million, at September 30, 2016 and December 31, 2015, respectively.

Depreciation expense of assets recorded under capital leases was $948,000 and $218,000 for the three months ended September 30, 2016 and 2015, respectively, and $2.4 million and $632,000, for the nine months ended September 30, 2016 and 2015, respectively.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of September 30, 2016, are as follows (in thousands):

Payments due by period
2016 (Remainder)	$2,479
2017	8,592
2018	6,359
2019	5,822
2020	4,038
Thereafter	24,513
$51,803

Rental expense for operating leases totaled $3.3 million and $3.1 million for the three months ended September 30, 2016 and 2015, respectively, and $10.1 million and $9.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

On September 18, 2015, we received a Tax Assessment from the Department of Revenue of the State of Washington asserting that we had nexus with Washington during the period January 1, 2008 to May 31, 2015 and assessing approximately $31.5 million in taxes, interest, and/or penalties asserted to be due, subject to future field verification by the Department of Revenue, for the period. We recently received an additional Tax Assessment for the period of June 2015 through November 2015 in the amount of approximately $2.5 million in taxes, interest and/or penalties. The nature of the loss contingencies relating to the assessment is described above. However, no estimate of the loss or range of loss can be made. We do not believe that we had nexus in Washington during the alleged period and, while we have engaged in some discussion with the State of Washington, we intend to vigorously contest this administrative action.

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

In September 2016, we received a letter from the District Attorney of Sonoma County, California who is acting as part of the Consumer Protection Divisions of the following counties in California: Sonoma, Alameda, Monterey, Napa, Solano, Fresno, Sacramento, Shasta, Santa Cruz, Butte, and Merced. The District Attorney alleges that certain plastic products on our site which are labeled as biodegradable, degradable, or decomposable constitute false advertising under California law. The District Attorney has requested documentation from us regarding this claim and we are cooperating. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this matter and pursue our indemnification rights with our vendors.

We establish liabilities when a particular contingency is probable and estimable. At September 30, 2016, we have accrued $9.5 million in light of probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

7. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock. During the three and nine months ended September 30, 2016, the Compensation Committee of the Board of Directors approved grants of 9,510 and 515,946 restricted stock awards, respectively, to our officers, board members and employees. The restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the employee’s continuing service to us. At September 30, 2016, there were 560,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three and nine months ended September 30, 2016 was $16.63 and $14.52, respectively.

Stock-based compensation expense related to restricted stock awards was $1.4 million and $839,000 during the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, stock-based compensation expense related to restricted stock awards was $4.1 million and $2.6 million, respectively. During Q3 2016, we accelerated the vesting of certain restricted stock awards as part of employee separation agreements.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2016 (in thousands):

	Nine months ended September 30, 2016
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	349	$24.80
Granted at fair value	516	14.52
Vested	(212)	22.60
Forfeited	(93)	16.25
Outstanding—end of period	560	$17.58

8. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business, which, in our view, consists primarily of our Retail and Medici businesses. Our Retail business consists of our Direct and Partner segments, and the Medici business is included in Other. Although the Direct and Partner segments both relate to our Retail business, we do not combine these segments because they have dissimilar economic characteristics, such as gross profit margins. We do not allocate operating expenses for our Direct and Partner segments below gross profit, which is the measure we use to determine our reportable segments. Because we use gross profit to determine our reportable segments, our Medici business is not significant as compared to our other segments. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. There were no significant inter-segment sales or transfers during the three and nine months ended September 30, 2016 and 2015.

The table below summarizes information about our reportable segments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Direct	Partner	Other	Total	Direct	Partner	Other	Total
2016
Revenue, net	$24,620	$413,019	$3,925	$441,564	$75,901	$1,187,364	$10,516	$1,273,781
Cost of goods sold	23,955	335,306	2,587	361,848	72,459	961,227	6,750	1,040,436
Gross profit	$665	$77,713	$1,338	$79,716	$3,442	$226,137	$3,766	$233,345
Operating expenses				84,763				226,088
Interest and other income, net				1,112				9,408
Provision (benefit) for income taxes				(543)				8,178
Consolidated net income (loss)				$(3,392)				$8,487

2015
Revenue, net	$33,621	$357,590	$—	$391,211	$104,184	$1,073,384	$—	$1,177,568
Cost of goods sold	31,989	286,771	—	318,760	95,751	860,272	—	956,023
Gross profit	$1,632	$70,819	$—	$72,451	$8,433	$213,112	$—	$221,545
Operating expenses				75,822				218,990
Interest and other income, net				739				2,576
Provision (benefit) for income taxes				(15)				3,774
Consolidated net income (loss)				$(2,617)				$1,357

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

For the three and nine months ended September 30, 2016 and 2015, substantially all of our sales revenues were attributable to customers in the United States. At September 30, 2016 and December 31, 2015, substantially all of our fixed assets were located in the United States.

9. BROKER DEALERS

As part of our Medici blockchain and fintech technology initiatives, we hold a controlling interest in each of two broker dealers, SpeedRoute LLC ("SpeedRoute") and Pro Securities LLC ("Pro Securities"), which we acquired in January 2016 (see Note 3. Acquisitions).

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

SpeedRoute and Pro Securities are subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At September 30, 2016, SpeedRoute had net capital of $1,098,634, which was $970,503 in excess of its required net capital of $128,131 and SpeedRoute's net capital ratio was 1.8 to 1. At September 30, 2016, Pro Securities had net capital of $40,091, which was $35,091 in excess of its required net capital of $5,000 and Pro Securities net capital ratio was 0.14 to 1.

During the three months ended September 30, 2016, SpeedRoute incurred commission expense to Pro Securities in the amount of $45,000. During the nine months ended September 30, 2016, the amount incurred was $135,000. During the three months ended September 30, 2016, SpeedRoute paid technological related services, rent and managerial support to a related entity in the amount of $886,500. During the nine months ended September 30, 2016, the amount paid was $2.8 million.

SpeedRoute and Pro Securities did not have any securities owned or securities sold, not yet purchased at September 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. The forward-looking statements include all statements other than statements of historical fact, including, without limitation, all statements regarding:

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

•	our plans and expectations regarding our new corporate headquarters near Salt Lake City, Utah;

•	our beliefs and expectations regarding the adequacy of our office and warehouse;

•	our expectations regarding the benefits and risks of the credit facility we entered into for the purpose of, among other things, financing a portion of the costs of our new corporate headquarters;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our expectations regarding the adequacy of our liquidity;

•	our ability to retire or refinance any debt we may have or incur in the future;

•
the competition we currently face and will face in our business as the ecommerce business continues to evolve and to become more competitive, and as additional competitors, including competitors based in China or elsewhere, continue to increase their efforts in our primary markets;

•	the effects of government regulation;

•	our plans for international markets, our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans and expectations regarding Supplier Oasis and our efforts to provide multi-channel fulfillment services;

•	our plans and expectations regarding our insurance product offerings and consumer finance offerings;

•	our plans for further changes to our business;

•	our beliefs regarding current or future litigation or regulatory actions;

•	our beliefs regarding the costs and benefits of our “spend and defend” policy under which we generally refuse to settle abusive patent suits brought against us;

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

•
any environmental or other difficulties we may encounter relating to the real estate we recently purchased; any difficulties we encounter with our new corporate headquarters, our financing of a substantial portion of the costs of our new headquarters or the interest rate swaps we entered into in connection with the financing;

•
any difficulties we may encounter in connection with Supplier Oasis or our efforts to provide multi-channel fulfillment services, our Farmers Market offerings, our insurance product offerings, our consumer finance offerings or other businesses or product or service offerings outside of our main shopping website offerings;

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

•
any difficulties we may encounter as a consequence of accepting or holding bitcoin or other cryptocurrencies, whether as a result of regulatory, tax or other legal issues, technological issues, value fluctuations, lack of widespread adoption of bitcoins or other cryptocurrencies as an acceptable medium of exchange or otherwise;

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

•
technical, operational, regulatory or other difficulties we may encounter in connection with our efforts to develop blockchain and fintech technology, or with the operation of tØ.com's system for the trading of securities;

•
difficulties we may encounter with our Medici blockchain and fintech technology initiatives due to lack of market acceptance or as a result of competition from any of the numerous other competitors seeking to develop competing technologies or systems or as a result of patents that may be granted to other companies or persons;

•	any impairment we may recognize with respect to assets or businesses that we have acquired or may acquire;

•	any impairment we may recognize with respect to our investments in companies that are in the startup or development stages;

•	any liability or expense we may incur as a result of our investments in other companies, whether as a result of regulatory issues or otherwise;

•	the outcomes of legal proceedings, investigations and claims, including, the outcome of the assessments we have received from the Department of Revenue of the State of Washington;

•	any difficulties we have optimizing our warehouse operations;

•	risks of inventory management and seasonality;

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

Our company, based near Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999 and were re-incorporated in Delaware in 2002. As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

In late 2014, we began working on initiatives to develop blockchain and fintech technology which we refer to collectively as Medici and which includes our majority owned subsidiary tØ.com, Inc. (formerly Medici, Inc.). In Q1 2016, we completed the acquisition of a financial technology company and two related registered broker-dealers as part of this initiative, and we are currently working on several financial applications of blockchain technology.

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

Revenues in Q3 2016 increased 13% compared to Q3 2015. The growth in revenue was primarily due to a 10% increase in orders, coupled with a 5% increase in average order size. These increases were partially offset by increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. Our average order size has increased in recent years due primarily to a sales mix shift into home and garden products. We are uncertain how long this trend will continue.

Gross profit in Q3 2016 increased 10% compared to Q3 2015 primarily as a result of revenue growth. Gross margin decreased to 18.1% in Q3 2016 compared to 18.5% in Q3 2015. The decrease in gross margin was primarily due to increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, partially offset by a continued shift in sales mix into higher margin home and garden products.

Sales and marketing expenses as a percentage of revenue increased from 7.7% to 7.9% during Q3 2016 as compared to the same period in 2015, primarily due to increased spending in the sponsored search marketing channels and increased staff related costs, partially offset by lower television marketing spend.

As a result of these factors, our Contribution increased 12% in Q3 2016 compared to Q3 2015 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin of 11.1% in Q3 2016 compared to 11.2% in Q3 2015.

Technology expenses in Q3 2016 increased $1.7 million compared to Q3 2015, primarily due to an increase in depreciation and amortization of $1.6 million.

General and administrative expenses in Q3 2016 increased $2.6 million compared to Q3 2015, primarily due to an increase of $3.4 million in staff related costs and $1.1 million in bad debt expense for accounts receivable due from an international marketplace in which we also have a minority investment. These increases were partially offset by a $2.2 million decrease in legal fees.

During Q3 2016, we recognized an impairment charge of $2.9 million in Other income, net related to an international marketplace company in which we hold a minority investment that has historically been recorded at cost.

In Q1 2016, we entered into a settlement agreement in our prime broker litigation which concluded the litigation in its entirety and we recognized settlement proceeds of $19.5 million. Related costs associated with the litigation and settlement of approximately $1.0 million were included in G&A expenses during Q1 2016.

As part of our Medici initiatives to develop blockchain and fintech technology, in Q1 2016, we completed the acquisition of two registered broker-dealers. In 2015 we acquired a related financial technology company.

We continue to seek opportunities for growth, through our Medici blockchain and fintech technology initiatives and other means. As a result of these initiatives, we may continue to incur additional expenses. We may also make investments in, or acquisitions of other technologies and businesses. These expenses, acquisitions or investments may be material, and, coupled with the seasonality of our business, may lead to reduced income or to losses in some periods, and to reduced liquidity.

During Q3 2016, we substantially completed the construction of our new corporate headquarters near Salt Lake City, Utah. We estimate that the total project will cost approximately $99.2 million and as of September 30, 2016 we have incurred approximately $95.1 million in costs toward the project. We began to occupy the building in August 2016. The construction project and related financing is discussed in further detail in the Liquidity and Capital Resources, Borrowings section below.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	5.6%	8.6%	6.0%	8.8%
Partner and other	94.4	91.4	94.0	91.2
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	5.4	8.2	5.7	8.1
Partner and other	76.5	73.3	76.0	73.1
Total cost of goods sold	81.9	81.5	81.7	81.2
Gross profit	18.1	18.5	18.3	18.8
Operating expenses:
Sales and marketing	7.9	7.7	7.8	7.3
Technology	6.1	6.4	6.1	6.1
General and administrative	5.3	5.3	5.3	5.1
Litigation settlement	—	—	(1.5)	—
Total operating expenses	19.2	19.4	17.7	18.6
Operating income (loss)	(1.1)	(0.9)	0.6	0.2
Other income, net	0.3	0.2	0.7	0.2
Income (loss) before income taxes	(0.9)	(0.7)	1.3	0.4
Provision (benefit) for income taxes	(0.1)	—	0.6	0.3
Consolidated net income (loss)	(0.8)%	(0.7)%	0.7%	0.1%

Comparisons of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015, and Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

Revenue

The following table reflects our net revenues for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue, net
Direct	$24,620	$33,621	$(9,001)	(26.8)%	$75,901	$104,184	$(28,283)	(27.1)%
Partner and other	416,944	357,590	59,354	16.6	1,197,880	1,073,384	124,496	11.6
Total revenue, net	$441,564	$391,211	$50,353	12.9%	$1,273,781	$1,177,568	$96,213	8.2%

The primary reason for increased total net revenue for the three months ended September 30, 2016, as compared to the same period in 2015, was a 10% increase in orders, coupled with a 5% increase in average order size. The primary reason for increased total net revenue for the nine months ended September 30, 2016, as compared to the same period in 2015, was a 6% increase in orders, coupled with a 3% increase in average order size. These increases were partially offset by increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. Our average order size has increased in recent years due primarily to a sales mix shift into home and garden products. We are uncertain how long this trend will continue.

The primary reason for decreased direct revenue for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, was a decrease in sales of home and garden products (primarily due to a shift from our direct segment to our partner segment) and increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

The increase in partner revenue for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, was primarily due to an increase in sales of home and garden products. This increase was partially offset by increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

Since mid-2015 through the first half of 2016, we experienced some slowing of our overall revenue growth, which we believe was due in part to changes that Google made in its natural search engine algorithms. While we worked to adapt to Google’s changes, we increased our emphasis on other marketing channels, such as sponsored search, which generated revenue growth but with higher associated marketing expenses than natural search.

We continue to seek increased participation in our Club O loyalty program, including, in certain instances, by increasing Club O Rewards to our Club O members in lieu of coupons we offer to all customers. For additional information regarding our Club O loyalty program see Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, Club O loyalty program.

The shift of business from direct to partner (or vice versa) is primarily a result of the economics of each particular product offering at the time of sale and we generally do not have particular goals for an “appropriate” mix or percentage for the size of either. Although we have experienced a trend from direct revenue to partner revenue in recent years, we believe that the mix of the business between direct and partner is consistent with our strategic objectives.

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

International sales were less than 2% of total net revenues for the three and nine months ended September 30, 2016 and 2015.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(16,050)	$(2,071)
1	$(6,771)	$(876)
As reported	As reported	As reported
-1	$4,930	$636
-2	$9,344	$1,205

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue, net
Direct	$24,620	$33,621	$(9,001)	(26.8)%	$75,901	$104,184	$(28,283)	(27.1)%
Partner and other	416,944	357,590	59,354	16.6	1,197,880	1,073,384	124,496	11.6
Total net revenue	$441,564	$391,211	$50,353	12.9%	$1,273,781	$1,177,568	$96,213	8.2%
Cost of goods sold
Direct	$23,955	$31,989	$(8,034)	(25.1)%	$72,459	$95,751	$(23,292)	(24.3)%
Partner and other	337,893	286,771	51,122	17.8	967,977	860,272	107,705	12.5
Total cost of goods sold	$361,848	$318,760	$43,088	13.5%	$1,040,436	$956,023	$84,413	8.8%
Gross Profit
Direct	$665	$1,632	$(967)	(59.3)%	$3,442	$8,433	$(4,991)	(59.2)%
Partner and other	79,051	70,819	8,232	11.6	229,903	213,112	16,791	7.9
Total gross profit	$79,716	$72,451	$7,265	10.0%	$233,345	$221,545	$11,800	5.3%

Gross margins for the past seven quarterly periods and fiscal year ending 2015 were:

	Q1 2015	Q2 2015	Q3 2015	Q4 2015	FY 2015	Q1 2016	Q2 2016	Q3 2016
Direct	10.0%	9.3%	4.9%	3.8%	7.0%	4.7%	6.2%	2.8%
Partner and other	19.8%	19.9%	19.8%	18.3%	19.4%	19.7%	19.0%	19.1%
Combined	18.9%	19.0%	18.5%	17.3%	18.4%	18.7%	18.2%	18.2%

Gross profit for the three months ended September 30, 2016 increased 10% as compared to the same period in 2015, primarily as a result of revenue growth. Gross margin decreased to 18.1% as compared to 18.5% during the same periods. Gross profit for the nine months ended September 30, 2016 increased 5% as compared to the same period in 2015, primarily as a result of revenue growth. Gross margin decreased to 18.3% as compared to 18.8% during the same periods. These decreases in gross margin were primarily due to increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, partially offset by a continued shift in sales mix into higher margin home and garden products.

The 215 and 356 basis point decreases in direct gross margin for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, were primarily due to increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and increased warehousing costs due to additional warehouse space, partially offset by a shift in sales mix into higher margin products.

The 85 and 66 basis point decreases in partner gross margin for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, were primarily due to increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, partially offset by a continued shift in sales mix into higher margin home and garden products.

Cost of goods sold includes stock-based compensation expense of $69,000 and $52,000 for the three months ended September 30, 2016 and 2015, respectively, and $200,000 and $129,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Total revenue, net	$441,564	100%	$391,211	100%	$1,273,781	100%	$1,177,568	100%
Cost of goods sold
Product costs and other cost of goods sold	343,401	78%	301,164	77%	985,603	77%	903,720	77%
Fulfillment and related costs	18,447	4%	17,596	4%	54,833	4%	52,303	4%
Total cost of goods sold	361,848	82%	318,760	81%	1,040,436	82%	956,023	81%
Gross profit	$79,716	18%	$72,451	19%	$233,345	18%	$221,545	19%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs increased slightly during the three and nine months ended September 30, 2016 as compared to the same periods in 2015.

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

The following table reflects our sales and marketing expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing expenses	$34,707	$30,062	$4,645	15.5%	$99,516	$86,121	$13,395	15.6%
Sales and marketing expenses as a percent of net revenues	7.9%	7.7%			7.8%	7.3%

The 18 basis point increase in sales and marketing expenses as a percentage of revenue for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to increased spending in the sponsored search marketing channel and increased staff related costs, partially offset by lower television marketing spend.

The 50 basis point increase in sales and marketing expenses as a percentage of revenue for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to increased spending in the sponsored search marketing channels, in part in response to changes we believe Google made in its natural search engine algorithms, and increased staff related costs, partially offset by decreased spend on display ad marketing.

Sales and marketing expenses include stock-based compensation expense of $102,000 and $50,000 for the three months ended September 30, 2016 and 2015, respectively, and $234,000 and $140,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

The frequency and variety of cyber attacks on our Website, our corporate systems, and on third parties that we use to support our technology continue to increase, including an attack that took place in October 2016 which interrupted traffic for several major websites in the United States. The impact of these attacks, their costs, and the costs we incur to protect ourselves against future attacks have not been material. However, we consider the threat from cyber attacks to be serious and will continue to incur costs related to protecting ourselves against them.

The following table reflects our technology expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Technology expenses	$26,739	$25,084	$1,655	6.6%	$78,249	$72,230	$6,019	8.3%
Technology expenses as a percent of net revenues	6.1%	6.4%			6.1%	6.1%

The $1.7 million increase in technology costs for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to an increase in depreciation and amortization expense of $1.6 million.

The $6.0 million increase in technology costs for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to an increase in depreciation and amortization of $4.5 million and an increase in staff-related costs of $2.0 million.

We continue to seek opportunities for growth by expanding our sales and distribution footprint, through our Medici initiatives and other means. As a result of these initiatives, we may continue to incur additional expenses. We may also make investments in, or acquisitions of, other technologies and businesses. These expenses, acquisitions or investments may be material, and, coupled with the seasonality of our business, may lead to reduced income or to losses in some periods, and to reduced liquidity. During the three months ended September 30, 2016, our Medici-related subsidiaries incurred a pre-tax loss of approximately $3.0 million, which includes $1.2 million of amortization and depreciation expense. During the nine months ended September 30, 2016, our Medici-related subsidiaries incurred a pre-tax loss of approximately $9.2 million, which includes $3.5 million of amortization and depreciation expense.

Technology expenses include stock-based compensation expense of $210,000 and $165,000 for the three months ended September 30, 2016 and 2015, respectively, and $615,000 and $491,000 for the nine months ended September 30, 2016 and 2015, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
General and administrative expenses	$23,317	$20,676	$2,641	12.8%	$67,843	$60,639	$7,204	11.9%
General and administrative expenses as a percent of net revenues	5.3%	5.3%			5.3%	5.1%

The $2.6 million increase in general and administrative expenses (“G&A”) for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to an increase of $3.4 million in staff related costs, and $1.1 million in bad debt expense for accounts receivable due from an international marketplace in which we also have a minority investment (and for which we recognized an impairment charge during the quarter in other income, net). These increases were partially offset by a $2.2 million decrease in legal fees.

The $7.2 million increase in general and administrative expenses (“G&A”) for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to an increase of $6.7 million in staff related costs, $1.1 million in bad debt expense for accounts receivable due from an international marketplace in which we also have a minority investment (and for which we recognized an impairment charge during the quarter in other income, net), a $1.0 million increase in office and facilities costs, and a $547,000 contract termination fee, partially offset by a $2.2 million decrease in legal fees.

G&A expenses include stock-based compensation expense of approximately $1.0 million and $572,000 for the three months ended September 30, 2016 and 2015, respectively, and $3.1 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Litigation settlement

In Q1 2016, we entered into a settlement agreement in our prime broker litigation which concluded the litigation in its entirety and we recognized settlement proceeds of $19.5 million. Related costs associated with the litigation and settlement of approximately $1.0 million were included in G&A expenses during Q1 2016.

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of goods sold - direct	$77	$73	$235	$206
Technology	6,952	5,875	18,755	16,331
Marketing	29	—	29	—
General and administrative	357	284	691	847
Total depreciation, including internal-use software and website development	$7,415	$6,232	$19,710	$17,384

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Technology	699	189	2,151	189
General and administrative	273	192	1,042	254
Total amortization of intangible assets other than goodwill	$972	$381	$3,193	$443

Interest expense

The $150,000 and $145,000 increases in interest expense for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, were primarily due to changes in the expense recognition of our interest rate swap and the interest from our loan and financing agreements related to the construction of our new corporate headquarters. As a result of the substantial completion of the headquarters during Q3 2016, we no longer recognize interest rate swap payments in accumulated other comprehensive income and we no longer capitalize the interest of the related loan and financing agreements. To the extent that our interest rate swap is effective, future changes in its fair value will be recognized in Accumulated other comprehensive income (loss). Any ineffective portion will be immediately recognized in Other income, net. For additional information see Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, Derivative financial instruments.

Other income, net

The $487,000 increase in other income, net for the three months ended September 30, 2016, as compared to the same period in 2015, is primarily due to an increase in Club O Rewards breakage of $2.6 million due to growth in the Club O Rewards program, including our Club O Silver program, and a decrease in unrealized losses on our precious metals of $610,000. These increases were partially offset by an impairment charge of $2.9 million related to an international marketplace company in which we hold a minority investment that has historically been recorded at cost.

The $6.9 million increase in other income, net for the nine months ended September 30, 2016, as compared to the same period in 2015, is primarily due to an increase in Club O Rewards breakage of $8.8 million due to growth in the Club O Rewards program, including our Club O Silver program. These increases were partially offset by an impairment charge of $2.9 million related to an international marketplace company in which we hold a minority investment that has historically been recorded at cost.

Beginning in 2015, we enrolled a significant number of members in Club O Silver, a newly introduced Club O membership tier for customers who agree to receive promotional emails. Club O Silver members earned Club O Rewards on qualifying purchases that expire after 90 days from a qualifying purchase. We discontinued Club O Silver in October 2016. Since the program's introduction, the growth in Club O Silver caused increases in reward dollars and resulting breakage. The increases in reward breakage attributable to Club O Silver may continue as compared to prior periods for several months until all remaining Club O Silver rewards have expired.

Income taxes

Our provision (benefit) for income taxes for the three months ended September 30, 2016 and 2015 was $(543,000) and $(15,000), respectively. The increase in the benefit was primarily due to an increase in our pre-tax loss during the three months ended September 30, 2016 as compared to the same period in 2015.

Our provision for income taxes for the nine months ended September 30, 2016 and 2015 was $8.2 million and $3.8 million, respectively. The increase in the provision was primarily due to an increase in pre-tax income during the nine months ended September 30, 2016 as compared to the same period in 2015.

The effective tax rate for the nine months ended September 30, 2016 and 2015 was 49.1% and 73.5%, respectively. The decrease in the effective tax rate is primarily attributable to our increased ownership of our majority-owned subsidiary tØ.com, Inc. (formerly Medici, Inc.). Prior to Q3 2015, we owned 75.1% of tØ.com. Tax losses incurred while holding less than 80% of the business cannot offset our consolidated taxable income and are fully valued. The operating losses that tØ.com incurred after we increased our ownership during Q3 2015 do not require a valuation allowance since the subsidiary now qualifies for tax consolidation. The decrease in the effective tax rate was partially offset by an increase to the effective tax rate related to an impairment loss on a minority investment in an international marketplace that we recognized during the three and nine months ended September 30, 2016, for which no tax benefit can be recorded.

We have indefinitely reinvested foreign earnings of $457,000 at September 30, 2016. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

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

The following table reflects our total net revenues for each of the quarters in 2016, 2015 and 2014 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	$413,677	$418,540	$441,564	$	N/A
2015	398,344	388,013	391,211		480,270
2014	341,207	332,545	352,991		470,360

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

During Q3 2016, we substantially completed the construction of our new corporate headquarters near Salt Lake City, Utah and we began to occupy the building. We have incurred total project costs, including the cost of the land and related equipment and furniture, of approximately $95.1 million. We estimate that the total project will cost approximately $99.2 million. In 2014, we entered into a credit facility which provides for an approximately 27-month construction loan of $45.8 million (which is designed to subsequently convert into an approximately 6.75-year term loan following completion of the construction of the headquarters), and a three-year $10 million revolving loan. At September 30, 2016 our outstanding liability on the construction loan was approximately $40.9 million. For additional information, see Borrowings - U.S. Bank term loan and revolving loan agreement below.

In November 2015, we entered into a Master Lease Agreement ("MLA") with U.S. Bank pursuant to which we may finance certain assets or sell certain assets to U.S. Bank and simultaneously lease them back. The agreement also allows us to finance software licenses (inclusive of the assets, referred to collectively as the "Leased Assets"). The MLA allows for leases and financing of up to $20 million. At September 30, 2016, our outstanding liability under the MLA was approximately $10.3 million. For additional information, see Borrowings - U.S. Bank master lease agreement below.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At September 30, 2016, we had cash and cash equivalents of $124.5 million.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,		Twelve months ended September 30,
	2016	2015	2016	2015
Cash provided by (used in):
Operating activities	$(15,439)	$(36,400)	$75,477	$44,930
Investing activities	(65,166)	(66,239)	(81,358)	(77,733)
Financing activities	34,814	2,266	49,084	1,331

Free cash flow

“Free Cash Flow” (a non-GAAP measure) for the nine months ended September 30, 2016 and 2015, was $(74.8) million and $(79.8) million, respectively, and $(37,000) and $(7.3) million for the twelve months ended September 30, 2016 and 2015, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the nine months ended September 30, 2016 and 2015, our operating activities resulted in net cash outflows of $15.4 million and $36.4 million, respectively.

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

The $15.4 million of net cash used in operating activities during the nine months ended September 30, 2016 was primarily due to decreases in accounts payable of $40.2 million, accrued liabilities of $8.7 million and deferred revenue of $9.7 million. Accounts payable, accrued liabilities and deferred revenue decreased due to seasonality which caused high balances at year-end 2015 and a significant decline during 2016. The net cash used by operating activities during the nine months ended September 30, 2016 was partially offset by non-cash depreciation expense of $19.7 million, consolidated net income of $8.5 million and deferred income taxes of $6.7 million.

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

Cash flows from investing activities

For the nine months ended September 30, 2016, investing activities resulted in net cash outflows of $65.2 million primarily due to $59.4 million of expenditures for fixed assets, $4.0 million in cost method investments and a $3.1 million disbursement for loans made.

For the nine months ended September 30, 2015, investing activities resulted in net cash outflows of $66.2 million primarily due to $43.4 million of expenditures for fixed assets, $10.6 million of acquisitions of businesses, and $7.0 million in cost method investments and $5.0 million of disbursements for loans made.

Cash flows from financing activities

For the nine months ended September 30, 2016, financing activities resulted in net cash inflows of $34.8 million primarily due to $31.4 million of proceeds from our U.S. Bank term loan and $6.1 million of proceeds from lease finance obligations with U.S. Bank.

For the nine months ended September 30, 2015, financing activities resulted in net cash inflows of $2.3 million primarily due to $5.5 million of proceeds from the issuances of privately-placed digital cryptobonds, offset by $2.4 million of purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2016 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$2,479	$8,592	$6,359	$5,822	$4,038	$24,513	$51,803
Purchase obligations	7,411	—	—	—	—	—	7,411
Headquarters construction costs	8,098	—	—	—	—	—	8,098
U.S. Bank term loan payments	287	2,302	2,272	2,243	2,217	43,965	53,286
U.S. Bank master lease agreement	787	4,329	4,329	4,329	4,225	1,972	19,971
Total contractual cash obligations (1)	$19,062	$15,223	$12,960	$12,394	$10,480	$70,450	$140,569
 ___________________________________________

(1)	As described below under "U.S. Bank Term Loan Payments," $8.1 million of the payments shown here is duplicative. See U.S. Bank term loan payments below.

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2016	2017	2018	2019	2020	Thereafter	Total
Letters of credit	$430	$—	$—	$—	$—	$—	$430

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at September 30, 2016. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Technology, marketing and other services

From time to time we enter into long-term contractual agreements for technology, marketing or other services.

Headquarters construction costs

We have entered into various agreements under which we have incurred obligations relating to the construction of our new corporate headquarters, together with related facilities and improvements (collectively, the “Project”). We expect the total Project costs to be approximately $99.2 million. At September 30, 2016, we had paid approximately $91.1 million in cash toward the Project, including approximately $11.0 million to purchase the land. Our remaining anticipated cash obligations include payments under the Construction Agreement described below, other agreements related to the Project, and remaining anticipated expenditures for fixed assets and other obligations related to the Project.

U.S. Bank term loan payments

We have entered into a financing agreement related to the Project (see Borrowings below). The amounts presented reflect our estimated payments of principal and interest based on our remaining anticipated draws on the loan. Approximately $8.1 million of the amounts shown in the row titled "U.S. Bank term loan payments" reflect the scheduled repayment of headquarters construction costs and is therefore duplicative.

U.S. Bank master lease agreement

We have entered into an agreement to finance or sell and lease back certain assets (see Borrowings below). The amounts presented reflect our payments and estimated payments of principal and interest based on our current and anticipated borrowings under the agreement as of September 30, 2016.

Construction agreement

Our wholly owned subsidiary O.com Land is party to a construction agreement (the “Construction Agreement”) with Okland Construction Company Inc. (“Okland”) regarding preconstruction and construction services provided by Okland in connection with the construction of the Project. In accordance with the Project Milestones as described in the Construction Agreement, Okland is required to Substantially Complete the Work (as such term is defined in the Construction Agreement) within 100 weeks following the commencement of the Construction Phase (as defined in the Construction Agreement) subject to modification under certain circumstances. Pursuant to the Construction Agreement, O.Com Land agreed to make progress payments to Okland for construction services as set forth in the Construction Agreement, and subject to a 5% retention on progress payments for the Work.

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

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of September 30, 2016 and December 31, 2015, tax contingencies were $1.3 million and $821,000, respectively. We expect the total amount of tax contingencies to increase in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. While it is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or reach resolution of income tax contingencies in one or more jurisdictions, we do not anticipate that we will make any payments to such authorities during that period. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

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

On or about January 1, 2017 (but no later than 90 days thereafter), the Real Estate Loan is designed to convert into an approximately 6.75-year term loan due October 1, 2023 (the “Term Loan”). The conditions to conversion of the Real Estate Loan to the Term Loan include, among others, requirements that the Project must have been completed in accordance with the applicable plans, paid for in full, and generally free of liens; completion must have been certified by the project architect and the inspecting architect; certificates of occupancy must have been issued; we must have paid all amounts then due to the lending banks and must be in compliance with the covenants under the Loan Agreement; the Real Estate Loan must be brought “in balance” as defined in the Loan Agreement, which may require us to contribute additional cash to the Project; we must have paid the final amount of our cash contribution as required by the Loan Agreement; and if required by the Administrative Bank, an updated appraisal must show that the Project is in compliance with an 80% loan to value ratio requirement. If the conditions to conversion are not satisfied, all amounts outstanding under the Facility will become immediately due and payable. In August 2016, the Project was substantially completed, we obtained a temporary certificate of occupancy and we began to occupy the building. We anticipate the Real Estate Loan to convert to the Term Loan on or about January 1, 2017 (but no later than 90 days thereafter).

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

We are required to maintain compliance as of the end of each calendar quarter with the following financial covenants:

•	a fixed charge coverage ratio on a trailing 12-month basis of no less than 1.15 to 1.00;

•	a cash flow leverage ratio on a trailing 12-month basis not greater than 3.00 to 1.00 during the Construction Phase (as defined in the Loan Agreement);

•	a cash flow leverage ratio not greater than 2.50 to 1.00 following the Construction Phase; and

•	minimum liquidity of at least $50.0 million.

At September 30, 2016, we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20 million of additional senior-secured indebtedness for equipment financing (as described under U.S. Bank master lease agreement below), and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate. Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of September 30, 2016, we had borrowed $40.9 million under the Real Estate Loan. We have not borrowed any amounts under the Revolving Loan. Our liability under the Real Estate Loan approximates fair value.

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bank Equipment Finance, a division of U.S. Bank National Association (“Lessor”). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. We also have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the nine months ended September 30, 2016, we received proceeds under the Master Lease Agreement of $6.1 million. At September 30, 2016, our total outstanding liability under the Master Lease Agreement was $10.3 million. The average interest rate for amounts outstanding under the Master Lease agreement was approximately 3.50%.

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

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Term Loan agreement with U.S. Bank described above. At September 30, 2016, we were in compliance with these financial covenants.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2016, $636,000 was outstanding and $4.4 million was available under the Purchasing Card. At December 31, 2015, $641,000 was outstanding and $4.4 million was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015, and our accounting policies and use of estimates are further discussed in Note 2 to the financial statements included in this Form 10-Q and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations. During Q3 2015 and Q1 2016, we acquired certain intangible assets and we used estimates in our valuations of those assets. During Q3 2016, we estimated the fair value of a cost method investment to determine if the investment was impaired. There have been no other material changes to the critical accounting policies previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2015.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information.

Contribution and Contribution Margin

Contribution (a non-GAAP financial measure which we reconcile below to "Gross Profit," the nearest GAAP financial measure appearing in our consolidated statement of operations) consists of gross profit less sales and marketing expense plus Club O Rewards and gift card breakage and reflects an additional way of viewing our results. Contribution margin is contribution as a percentage of total net revenue. We believe contribution and contribution margin provide management and users of the financial statements information about our ability to cover our operating costs, such as technology and general and administrative expenses, while reflecting the selling costs we incurred to generate our revenues. We recently changed this calculation to also include Club O Rewards and gift card breakage (included in Other income, net in our consolidated statement of operations). This change has been applied to all periods presented. Including these amounts in our contribution improves this measure by adding back the reductions in revenue that we recognized for Club O Rewards that have subsequently expired and for gift cards whose redemption is remote. Other income, net was $1.3 million and $764,000 for the three months ended September 30, 2016 and 2015, respectively, and included Club O Rewards and gift card breakage. Other income, net was $9.4 million and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively, and included Club O Rewards and gift card breakage. Contribution and contribution margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or all non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure.

For further details on Contribution and Contribution Margin, see the reconciliation of these non-GAAP financial measures below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Total net revenue	$441,564	100%	$391,211	100%	$1,273,781	100%	$1,177,568	100%
Cost of goods sold	361,848	81.9	318,760	81.5	1,040,436	81.7%	956,023	81.2%
Gross profit	79,716	18.1	72,451	18.5	233,345	18.3%	221,545	18.8%
Less: Sales and marketing expense	34,707	7.9	30,062	7.7	99,516	7.8%	86,121	7.3%
Plus: Club O Rewards and gift card breakage (included in Other income, net)	4,162	0.9	1,537	0.4%	12,247	1.0%	3,447	0.3%
Contribution and contribution margin	$49,171	11.1%	$43,926	11.2%	$146,076	11.5%	$138,871	11.8%

Free cash flow

Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and liquidity. Free cash flow, which we reconcile below to “Net cash provided by (used in) operating activities,” the nearest GAAP financial measure, is net cash provided by operating activities reduced by “Expenditures for fixed assets, including internal-use software and website development.” We believe that net cash provided by operating activities is an important measure, since it includes both the cash impact of the continuing operations of the business and changes in the balance sheet that impact cash. However, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations and free cash flow measures the amount of cash we have available for mandatory debt service and financing obligations, changes in our capital structure, and future investments after purchases of fixed assets. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows as reconciled below (in thousands):

	Nine months ended September 30,		Twelve months ended September 30,
	2016	2015	2016	2015
Net cash (used in) provided by operating activities	$(15,439)	$(36,400)	$75,477	$44,930
Expenditures for fixed assets, including internal-use software and website development	(59,382)	(43,381)	(75,514)	(52,183)
Free cash flow	$(74,821)	$(79,781)	$(37)	$(7,253)

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

In May 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase shares of our outstanding common stock for up to $25 million at any time through December 31, 2017. To date we have not made any repurchases under this program. We periodically evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, or repurchase common stock. In December 2015, the SEC declared our shelf registration statement on Form S-3 effective. Under the registration statement, we intend to offer digital, or blockchain, securities through a rights offering. Our Board of Directors set a November 10, 2016 record date for this rights offering. Any sale of additional equity or convertible debt securities could be dilutive to our stockholders. In addition, we may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, or technologies, any of which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing arrangements will be available in amounts or on terms acceptable to us, if at all.

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

In connection with the syndicated senior secured credit facility described above, we entered into interest rate swap transactions. The swaps have an effective date of September 1, 2015 and a maturity date of October 1, 2023. The combined notional amount changes monthly beginning at approximately $3.6 million on September 1, 2015, increasing to a maximum of approximately $45.8 million on October 1, 2016, and decreasing thereafter to approximately $38.2 million on October 1, 2023. The swaps effectively fix our effective interest rate on the approximate amounts expected to be outstanding from time to time on the Real Estate Loan at an annual rate of approximately 4.6%. At September 30, 2016, we had $40.9 million outstanding under the Real Estate Loan, and the notional amount of the swaps was $45.1 million.

We carry our interest rate swaps at fair value on our consolidated balance sheets. At September 30, 2016, we recognized swap liabilities in the amount of $4.3 million. The change in fair value of our swaps for the nine months ended September 30, 2016 was a loss of $1.9 million. The fair value of the swaps can be impacted by several factors including forward rates, interest rates and discount rates (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Fair value of financial instruments). Because we have designated our swaps as cash flow hedges for accounting purposes, to the extent the swaps qualify for this designation and are effective, changes in the fair value of the instruments are recognized through Other comprehensive income (loss) in our statements of comprehensive income (loss) (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Derivative financial instruments).

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

At September 30, 2016, we had $124.5 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.2 million on our earnings or loss, or the cash flows of these instruments.

At September 30, 2016, we had assets consisting of investments in precious metals totaling $9.7 million. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $97,000 on our earnings or loss, or the recorded value of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At September 30, 2016, letters of credit totaling $430,000 were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $4,300 on our earnings or loss if the letters of credit were fully drawn.

At September 30, 2016, we had cryptocurrency-denominated assets totaling $288,000. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $2,880 on our earnings or loss, or the recorded value of these instruments. Reported earnings resulting from increases in the market value of cryptocurrency would be limited to their historical cost.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

If the facility where substantially all of our computer and communications hardware is located fails, or if we suffer an interruption or degradation of services at the facility for any reason, our business could be harmed. Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer and communications hardware is located at a single facility. In the event of an earthquake or other local disaster, or any other cause of interruption of service, both our primary and back-up sites could be adversely affected. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. In the event of a failure of our primary facility, the failover to our back-up facility would take at least several hours, during which time our Website would be completely shut down. Our back-up facility is not adequate to support sales at a high level. The back-up facility may not process effectively during time of higher traffic to our Website and may process transactions more slowly and may not support all of the functionality of our primary site. These limitations could have an adverse effect on our conversion rate and sales. Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance sufficient to compensate us for the losses that could occur. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could have a material adverse effect on our business.

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

The online retail market has become far more competitive as traditional and online retailers continue to develop and improve services that compete with our services. Many traditional manufacturers and retailers have added or improved their e-commerce offerings, and we expect that more will do so and that they will all continue to improve their offerings. Traditional and predominantly online retailers may create proprietary, store-based distribution and returns channels that we may be unable to match, and may also be able to create their own traditional distribution and delivery services. Amazon continues to open additional fulfillment centers and to increase its same-day delivery capabilities in an increasing number of metro areas as well as one and two-hour delivery capability on certain items in an increasing number of metro areas, and staffed pickup locations in certain high-density locations. Competitive pressures, including same-day and one and two-hour delivery capabilities, from Amazon and from any of our other competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do, affect us and could have a material adverse effect on our business.

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

Our majority-owned subsidiary tØ.com is competing with a rapidly-growing group of companies in the financial industry as well as new entrants with significant resources from venture capital firms and other funding sources.

Our majority-owned subsidiary tØ.com, Inc. (formerly Medici, Inc.) is competing against a variety of companies with substantially greater financial resources and experience in financial technology. The number of competitors in this area and the resources being devoted to the area by competitors are growing rapidly. We may be unable to compete successfully against these competitors or others that may not yet have publicly announced their business plans in this area, which could have a material adverse effect on our business.

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

At September 30, 2016, we had relationships with approximately 4,000 independent partners whose products we offer for sale on our Website. Sales through our partners accounted for approximately 94% of our net revenues for the three and nine months ended September 30, 2016. If we do not maintain our existing relationships or build new relationships with partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with partners are generally terminable at will by either party upon short notice. Our failure to maintain, replace or expand these relationships could have a material adverse effect on our business.

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

We rely upon third party fulfillment and delivery providers for the shipment of products to customers. We cannot be sure that these relationships will continue on terms we find acceptable, or at all. Increases in shipping or fulfillment costs or delivery times, particularly during the holiday season, could harm our business. For example, in June 2015, UPS announced that it would discontinue offering discounts for its customers on oversize packages during the holiday season. Another example is Hanjin Shipping, which filed for bankruptcy on August 31, 2016, resulting in shipping delays for several of our large volume partners and resulting in shipping rate increases imposed by Hanjin Shipping's competitors. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us on terms we find acceptable, whether as a result of adverse weather conditions, labor shortage, slow down or stoppage, deteriorating financial or business condition, fulfillment facilities impairment, terrorist attacks, cyber-attacks, Internet or other infrastructure or communications impairment, natural disasters, unexpectedly high shipping volumes, an increase in shipping rates, or for any other reason, we may be required to use alternative fulfillment service providers or carriers for the shipment of products to our customers, if such alternatives were available. If under such circumstances there were no alternatives available, we may be forced to accept fulfillment services which may have an adverse effect on our customers' satisfaction with us, which may materially increase our shipping costs, or both. Conditions such as adverse weather or natural disasters can prevent any carrier from performing its delivery services, which can also have an adverse effect on our customers’ satisfaction with us. In any of these circumstances, we may be unable to engage alternative fulfillment services or carriers on a timely basis, upon terms we find acceptable, or at all. Changing fulfillment services or carriers, the absence of fulfillment services or carrier availability, or increases in the shipping rates of our current fulfillment service or carrier providers could have a material adverse effect on our business.

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

We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including, but not limited to, Google, Bing, and Yahoo!, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user’s search criteria and specifications. Generally, Internet sites ranked higher in the paid and natural search results attract the largest visitor share among similar Internet sites, and often benefit from increased sales. Natural search engine algorithms use information available throughout the Internet, including information available on our site. Search engine companies change their natural search engine algorithms periodically, and our ranking in natural searches may be adversely affected by those changes. When this occurs, our financial results may suffer from reduced revenues and from increased marketing expenses, as we believe we experienced during 2016 and some prior periods, as we seek to replace lost revenues by using other sources.

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

We have a history of losses, and we may incur operating and net losses in the foreseeable future. At September 30, 2016, our accumulated deficit was $157.0 million We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we have generated positive net income in recent years, we incurred a net loss for 2011, and net losses for Q3 2015, Q2 2016 and our most recent ended Q3 2016. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

•
the need to comply with additional U.S. and foreign laws and regulations to the extent applicable, including but not limited to, restrictions on advertising practices, regulations governing online services, regulations governing or prohibiting the use of cryptocurrencies, such as bitcoin, restrictions on importation of specified or proscribed items, importation quotas, consumer protection laws, laws regarding intellectual property rights, laws dealing with consumer and data protection, privacy, encryption, and restrictions on pricing or discounts;

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

On July 12, 2016, the European Commission adopted the EU-US Privacy Shield, which provides a new compliance framework for US organizations that import personal data from Europe and effectively replaces the EU-U.S. safe harbor which was overturned by the European Court of Justice in October 2015. We have complied with the Privacy Shield self-certification procedures. Among other things, Privacy Shield certification requires that we amend our existing contracts with third parties involved with the transfer of personal data to bring them into compliance within a nine-month grace period after our certification date. If we are unable to do so or are otherwise unable to comply with the Privacy Shield requirements, we could incur additional costs and operational difficulties relating to our efforts in Europe.

In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection.

Our foreign brand domain name may cause confusion.

In 2010, we attempted to associate our brand globally with the domain address: www.O.co. We did this in part because in many foreign markets the word “Overstock” lacked a good foreign cognate. Following a period of testing for the O.co brand and domain address, we returned to the Overstock.com name as our primary brand domestically because domestic consumer acceptance did not occur as quickly as we had hoped. While we have returned domestically to the Overstock.com brand and principal domain address, we continue to use the O.co address and brand outside of the United States and plan to use it or another domain address and brand domestically as well. The use of Overstock.com or O.co may not gain acceptance or have success in foreign markets, and other domain addresses or brands we may use domestically may not be successful. Any such difficulties with any of our brands could have a material adverse effect on our business.

Risks Related to Our Business and Industry - Risks relating to our Headquarters

We own the land on which we built our new headquarters, and consequently have environmental and other risks, and may incur environmental expense and liabilities under the environmental indemnity agreement we entered into in connection with our credit facility.

In the third quarter of 2014, we purchased land near Salt Lake City, Utah on which to build our new headquarters. In purchasing the land, we became subject to the risks of owning real estate, including the risks of environmental liabilities and the requirements for compliance with applicable laws, rules, regulations, ordinances and other requirements. The land we purchased is part of the Midvale Slat Superfund Site (“Site”), a former Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") superfund site that was remediated pursuant to CERCLA prior to our purchase. As purchaser of the property, O.com Land, LLC is required to follow certain requirements of the CERCLA statute and the consent decree governing remediation of the Site. Its failure to do so could expose us to environmental liabilities which could be material. Further, in connection with the credit facility we entered into with U.S. Bank and other banks, we entered into a broad environmental indemnity agreement pursuant to which we made detailed representations about the environmental status of the land and agreed to indemnify and defend U.S. Bank and other banks and other persons against a broad array of potential environmental claims, liabilities and exposures relating to the property we purchased and the headquarters we are building. Any such environmental liabilities, and any liabilities under the environmental indemnity agreement, could be material and could have a material adverse effect on our business.

We have entered into contracts and plan to spend approximately $99 million to build, equip and furnish a facility to serve as our headquarters, and have incurred risks, expense and debt in connection with the project.

We have completed the construction of our new headquarters near Salt Lake City, Utah, and have completed our move from our old corporate headquarters into the new facility, and we incurred a number of risks and significant expense in doing so. The design and construction of the headquarters were complicated. We may encounter unanticipated developments as we complete our transition into the new facility, and any such developments could adversely affect our estimates regarding the expense of the project. Any such difficulties could result in our default under the Loan Agreement and related agreements we have entered into with U.S. Bank and other banks, and could result in material liabilities and expense and could have a material adverse effect on our business.

In connection with the construction of our new headquarters, we entered into a syndicated senior secured credit facility, and may need to obtain additional financing as well.

Our current estimate of the total cost of the development and construction and related equipment and furniture of our new headquarters remains approximately $99 million, and we have incurred and paid substantially all of those costs. We have a syndicated senior secured credit facility with U.S. Bank and other banks that provided us with construction financing of $45.8 million. The facility is designed to convert to an approximately 6.75-year term loan in January 2017 (but no later than April 2017), subject to our satisfaction of a number of conditions. We will need to maintain compliance with the requirements governing the facility, including compliance with financial and other covenants, certain of which may be subject to events outside of our control. If we fail to comply with any of such covenants, the loan might not convert into a term loan which would have a material adverse effect on our liquidity and would have a material adverse effect on our business.

We have pledged the land and our new headquarters and all related assets, as well as our inventory and accounts receivable and related assets, to secure our obligations under the syndicated senior secured credit facility.

We have pledged all of our assets relating to the new headquarters and the site on which it is located, as well as our inventory, accounts receivable and related assets, and most of our deposit accounts, to secure our obligations under the syndicated senior secured credit facility. The real estate loan and the revolving loan facilities included within the facility are cross-collateralized and cross-defaulted. If we were to default on either loan or have an Event of Default under the facility, the lenders would have the right to, among other things, foreclose on the collateral for our obligations under the facility, which would have a material adverse effect on our liquidity and would have a material adverse effect on our business.

We have entered into long-term interest rate swaps covering a period of approximately nine years.

In connection with the syndicated senior secured credit facility described above, we entered into interest rate swaps with U.S. Bank and Compass Bank. The interest rate swaps are intended to manage the interest rate risk on the indebtedness we incurred for the Real Estate Loan. However, if for any reason the notional amounts of the swaps fail to substantially match our indebtedness for the Real Estate Loan at any time until the October 2023 maturity of the swaps, we could potentially be exposed to liabilities under the loan agreement that may not be substantially offset by the interest rate swap. If the lenders under the senior secured credit facility were to fail to fund any portion of the Real Estate Loan for any reason, we would remain liable for payments due under the swaps unless we were to settle the swaps. If we were to settle the swaps at a time when interest rates have fallen (relative to the swaps' inception), the price to settle the swaps could be material. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business.

We may fail to qualify for hedge accounting treatment.

In connection with the financing we obtained to fund a portion of the construction of our new corporate headquarters, we entered into interest rate swap transactions with certain of our lenders intended to minimize our exposure to various interest rate risks. At inception in 2014 we designated these swaps as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. However, in the future, we may fail to qualify for hedge accounting treatment under these standards for a number of reasons, including if we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or if our derivative instruments are not highly effective. If we fail to qualify for hedge accounting treatment, losses on the swaps caused by the change in their fair value would be recognized as part of net income, rather than being recognized as part of other comprehensive income. Additionally, although our derivative instruments may be highly effective, ineffectiveness in such instruments would also be recognized as part of net income, rather than other comprehensive income. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business.

Risks Related to Our Business and Industry - Risks relating to Indebtedness and Potential Stock Repurchases

We have incurred substantial indebtedness.

At September 30, 2016, we had incurred secured indebtedness of $40.9 million under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks. All such indebtedness increases our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, the Loan Agreement and related agreements governing the senior secured credit facility contain numerous requirements, including affirmative and negative financial and other covenants. If we are unable to maintain compliance with all of them, we will be in default, the consequences of which could materially harm our business. Further, to the extent that we incur additional indebtedness, we may be subject to additional requirements. The degree to which we are ultimately leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

At September 30, 2016 our investment in precious metals was $9.7 million. Our financial results may be adversely affected by declines in the price of precious metals. The prices of precious metals may fluctuate widely in the future and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world. Our investment consists of actual precious metals, rather than financial instruments. We store our precious metals off-site in a third party facility. Consequently, we are subject to the risks of physical storage with a third party that we do not control. Any loss of these assets or substantial decline in their value could have a material adverse effect on our business.

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

In August 2015, we acquired the assets and business of a financial technology ("fintech") company and in January 2016, after receiving FINRA approval, we acquired two registered broker-dealers (our “broker-dealer subsidiaries”) that were affiliated with the fintech company. We subsequently hired all or substantially all of the employees of the fintech company. However, we do not otherwise have any experience with the operation of a fintech company or of a registered broker-dealer, and are dependent upon the new employees for the expertise necessary to operate the fintech company and the broker-dealers subsidiaries. Further, we have developed proprietary blockchain software and related expertise relating to the use of the blockchain in connection with a system for the public trading of securities, and are working on other potential financial applications of blockchain technology. All of these are areas in which we do not have substantial, or any, experience, and all of them are subject to the risks of new and novel businesses, including operational risk, financial risk, regulatory and legal risk, and reputational risk. Further, even assuming the resolution of all technical, legal and regulatory constraints, we face the risk that we may be unable to market, license or sell our technology successfully or profitably. Any significant problems we encounter with these projects could have a material adverse effect on our business. Further, we review our acquired assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As described in Note 2, we will write off these amounts as necessary. Any such write-offs could be material.

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

Financial services firms are also subject to rules and regulations relating to the prevention and detection of money laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) mandates that financial institutions, including broker-dealers and investment advisers, establish and implement anti-money laundering (“AML”) programs reasonably designed to achieve compliance with the Bank Secrecy Act of 1970 and the rules thereunder. Financial services firms must maintain AML policies, procedures and controls, designate an AML compliance officer to oversee the firm’s AML program, implement appropriate employee training and provide for annual independent testing of the program. Failure to comply with AML requirements could subject the broker-dealers and/or us to disciplinary sanctions and other penalties, which could have a material adverse effect on our business.

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

In 2016 we acquired an approximately 11% equity interest in Bitt, Inc., a startup company based in Barbados, that is pursuing a variety of digital currency transfer and payment businesses in the Caribbean. Virtually every state in the U.S. regulates money transmitters and money services businesses. In some states the licensing requirements and regulations expressly cover companies engaged in digital currency activities; in other states it is not clear whether or how the existing laws and regulations apply to digital currency activities. Further, U.S. federal law requires registration of most such businesses with the Financial Crimes Enforcement Network ("FinCEN"). These licenses and registrations subject companies to various anti-money laundering, know-your-customer, record-keeping, reporting and capital and bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies. Under U.S. federal law, it is a crime for a person, entity or business that is required to be registered with FinCEN or licensed in any state to fail to do so, even if the person, entity or business was unaware of the licensing requirement. Further, under U.S. federal law, anyone who owns all or part of an unlicensed money transmitting business is subject to civil and criminal penalties. The business in which we have invested has represented to us that it has not taken any action that could subject it to registration with FinCEN or to the licensing requirements in any state and has agreed that it will not do so until it has become properly licensed in all required states and registered with FinCEN. However, if the business makes an error, even if inadvertently, we could be subject to potential civil and criminal penalties as a result. Any such penalties, or even the allegation of criminal activities, could have a material adverse effect on us and our business. Further, as described under Governmental Regulation, all of our foreign business activities expose us to a variety of risks, including risks under the Foreign Corrupt Practices Act.

We may be required to write off amounts relating to our investments in startup businesses.

At September 30, 2016, we had invested approximately $13.9 million in several companies that are in the startup or development stages. These investments are recognized as cost method investments or as described under “Cost and equity method investments” under Note 2-Accounting Policies contained in the “Notes to Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As described in Note 2, we have written off amounts related to cost method investments and we may write off additional amounts as necessary. Any such write-offs could be material.

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

We have experienced and expect to continue to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Sales in the retail and wholesale industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters due primarily to increased shopping activity during the holiday season. Nevertheless, our sales in the fourth quarter of a given year may not exceed those of the preceding quarters. Moreover, if the fourth quarter sales do exceed those of the preceding quarters, we may not be able to manage the increased sales effectively. Further, we generally increase our inventories substantially in anticipation of holiday season shopping activity, which has a negative effect on our cash flow. Securities analysts and investors may inaccurately estimate the effects of seasonality on our results of operations in one or more future quarters and, consequently, our operating results may fall below expectations, causing the market price of our securities to decline. Any of the foregoing could have a material adverse effect on our business.

Sales by our significant stockholders could have an adverse effect on the market price of our stock.

Several of our stockholders own significant percentages of our common stock. If one or more of our large stockholders were to sell all or a portion of their holdings of our common stock, the market price of our common stock could be negatively impacted. The effect of such sales, or of significant percentages of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant volatility in our stock if any one or more of such stockholders were to decide to sell all or a portion of their holdings of our common stock at once or within a short period of time. In addition, the transfer of ownership of a significant portion of our outstanding shares within a three-year period could adversely affect our ability to use our net operating losses to offset future taxable net income. Any of the foregoing could have a material adverse effect on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
	31.1	Exhibit 31.1 Certification of Chief Executive Officer
	31.2	Exhibit 31.2 Certification of Chief Financial Officer
	32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
	99.1	Executive Retention Plan, adopted July 27, 2016 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 2, 2016 (File No. 000-49799)).
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2016, filed with the SEC on November 3, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 3, 2016	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management