Form 10-K
period 2016-12-31
OVERSTOCK.COM, INC
filed 2017-03-03
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                        to

Commission file number: 000-49799

OVERSTOCK.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0634302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

799 West Coliseum Way, Midvale, UT	84047
(Address of principal executive offices)	(Zip code)

(801) 947-3100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	Nasdaq Global Market

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2016), was approximately $211.7 million based upon the last sales price reported by Nasdaq. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
There were 24,895,038 shares of the Registrant’s common stock, par value $0.0001, outstanding on February 24, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2017 Annual Stockholders
Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

•	our expectations regarding our new corporate headquarters and the risks relating to our new corporate headquarters;

•	our beliefs and expectations regarding the adequacy of our new corporate headquarters and our leased warehouse facilities;

•	our expectations regarding the benefits and risks of the credit facility we entered into for the purpose of, among other things, financing a portion of the costs of our new corporate headquarters;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our expectations regarding the adequacy of our liquidity;

•	our ability to retire or refinance any debt we may have or incur in the future;

•
the competition we currently face and will face in our business as the ecommerce business continues to evolve and to become more competitive, and as additional competitors, including Amazon and competitors based in China or elsewhere, continue to increase their efforts in our primary markets;

•	the effects of government regulation;

•	our plans for international markets, our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans and expectations regarding Supplier Oasis and our efforts to provide multi-channel fulfillment services;

•	our plans and expectations regarding our insurance product offerings and consumer finance offerings;

•	our plans for further changes to our business;

•	our beliefs regarding current or future litigation or regulatory actions;

•	our beliefs regarding the costs and benefits of our “spend and defend” policy under which we generally refuse to settle abusive patent suits brought against us;

•	our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business including any tax assessments we may receive;

•	our beliefs regarding the adequacy of our insurance coverage;

•
our beliefs regarding the adequacy and anticipated functionality of our infrastructure, including our backup facilities and beliefs regarding the adequacy of our disaster planning and our ability to recover from a disaster or other interruption of our ability to operate our website;

•
our beliefs regarding our cybersecurity efforts and measures and our efforts to prevent data breaches and the costs we will incur in our ongoing efforts to avoid interruptions to our product offerings and other business processes from cyberattacks and from data breaches;

•	our belief regarding our ability to meet our published product shipping standards;

•	our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

•	our beliefs regarding the adequacy of our order processing systems and our fulfillment and distribution capabilities;

•
our expectations regarding the costs and benefits of our other businesses, innovations and projects including our car listing service, our Worldstock Fair Trade offerings, our Main Street Revolution offerings and our ecommerce marketplace channel offerings;

•
our expectations regarding the costs, benefits and risks of our efforts to develop blockchain and financial technology and of the costs, benefits and risks of our acquisitions of the assets and operations of a financial technology company and two registered broker dealers affiliated with the financial technology business;

•	our expectations regarding the benefits of our recent rights offering of shares of our Blockchain Voting Series A Preferred Stock and our Voting Series B Preferred Stock;

•
our expectations regarding the costs and benefits of various programs we offer, including Club O and programs pursuant to which we may offer free or discounted participation in Club O or other programs we offer to members of the United States Armed Forces and/or to full-time, post-secondary students or others, and including our community site and our public service pet adoption program;

•	our expectations regarding the costs and benefits of modifying our marketing efforts to deemphasize coupons;

•	our belief that we and our partners will be able to maintain inventory levels at appropriate levels despite the seasonal nature of our business;

•	our expectations regarding our emphasis on home and garden product offerings and our attempts to brand ourselves as a home and garden shopping destination;

•	our belief that our sales through other ecommerce marketplace channels will be successful and will become an important part of our business; and

•	our belief that we can successfully offer and sell a constantly changing mix of products and services.
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

•	difficulties we may have in responding to technological changes;

•	problems with the volume of fraudulent purchase orders we receive;

•	problems we may encounter as a result of the listing or sale of pirated, counterfeit or illegal items by third parties;

•	difficulties we may have financing our operations or our expansion with either internally generated funds or external sources of financing;

•
any environmental or other difficulties we may encounter relating to the real estate we recently purchased or with our new corporate headquarters, or with our financing of a substantial portion of the costs of our new corporate headquarters or the interest rate swaps we entered into in connection with the financing;

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

•	difficulties with the management of our growth and any periods in which we fail to grow in accordance with our plans;

•	difficulties we may encounter in connection with our efforts to emphasize our home and garden product offerings and to brand ourselves as a home and garden shopping destination;

•	fluctuations in our operating results;

•	difficulties we may encounter in connection with our efforts to expand internationally;

•	difficulties we may encounter in connection with our efforts to offer additional types of services to our customers, including insurance products and consumer financing;

•
difficulties, including expense and any operational or regulatory issues we may encounter in connection with the integration or operation of the assets and operations of a financial technology company and two registered broker dealers affiliated with the financial technology business that we acquired;

•
technical, operational, regulatory or other difficulties we may encounter in connection with our efforts to develop blockchain and financial technology, or with the operation of tØ.com's system for the trading of securities, including our Blockchain Voting Series A Preferred Stock;

•
difficulties we may encounter with our Medici blockchain and financial technology initiatives due to lack of market acceptance or as a result of competition from any of the numerous other competitors seeking to develop competing technologies or systems or as a result of patents that may be granted to other companies or persons;

•
any impairment we may recognize with respect to assets or businesses that we have acquired or may acquire, including with respect to our investments in companies that are in the startup or development stages;

•	any liability or expense we may incur as a result of our investments in other companies, whether as a result of regulatory issues or otherwise;

•	the outcomes of legal proceedings, investigations and claims;

•	any difficulties we have optimizing our warehouse operations;

•	risks of inventory management and seasonality;

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
In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Annual Report on Form 10-K in Item 1 - Business; Item 1A - Risk Factors; Item 3 - Legal Proceedings; Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.
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
Introduction
We are an online retailer and incubator of blockchain technology. Through our online retail business we offer a broad range of price-competitive brand name, non-brand name and closeout products, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, health and beauty products, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”). We sell these products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the “Website”). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.
In late 2014, we began working on initiatives to develop and advance blockchain technology, which we refer to collectively as Medici, and which includes our majority-owned subsidiary tØ.com, Inc. (formerly Medici, Inc.). As part of our Medici initiatives, we have formed a wholly-owned subsidiary Medici Ventures, Inc. and acquired a majority interest in a financial technology company and two related registered broker-dealers. We have also made minority investments in several blockchain technology companies. In 2015, we were the first public company to issue a private security using blockchain technology and in December 2016, as a successful demonstration of our technology, we issued publicly traded blockchain preferred shares of Overstock.com, Inc.
Our company, based near Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999 and were re-incorporated in Delaware in 2002. As used herein, “Overstock,” “Overstock.com,”, “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.
Our Business
In our retail business, we deal primarily in price-competitive, new and replenishable merchandise and use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide our customers an opportunity to conveniently shop for a broad range of price-competitive products. We continually add new, and sometimes limited, inventory to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We provide suppliers with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our retail business (sales of product offered through the Shopping Section of our Website) into two principal segments-a "direct" business and a "partner" business. We currently offer approximately 1.9 million non-BMMG products and approximately 742,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled device. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. We also derive revenue from other businesses advertising products or services on our Website. Our sales are primarily to customers located in the United States. During the years ended December 31, 2016, 2015 and 2014 no single customer accounted for more than 1% of our total net revenue.
Retail direct business
Our direct business includes sales made to individual consumers and businesses from our owned inventory and that are fulfilled primarily from our warehouse in Salt Lake City, Utah. During the year ended December 31, 2016, approximately 6% of our order volume was generated through our direct business. Our warehouses primarily fulfill orders from our direct business, but also fulfill orders on behalf of our partners through our Supplier Oasis offering described below. Our warehouses generally ship between 2,000 and 5,000 packages per day and up to approximately 10,000 packages per day during peak periods.
Retail partner business

For our partner business, we sell merchandise from manufacturers, distributors and other suppliers ("partners") primarily through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our partners. We currently have relationships with approximately 4,100 third parties who supply approximately 1.9 million non-BMMG products, as well as most of the BMMG products, on our Website. These third party partners generally perform the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and partner businesses is recorded net of returns, coupons and other discounts.
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
Generally, we require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal), before we ship products to consumers or business purchasers. From time to time we grant credit to our business purchasers with normal credit terms (typically 30 days). For sales in our partner business, we generally receive payments from our customers before our payments to our suppliers are due.
Medici business
Our Medici business initiatives leverage the security, transparency and immutability of cryptographically protected, distributed ledgers, such as the Blockchain, and are focused on solving important problems, including financial transaction issues, particularly in the area of securities settlement. Through our wholly-owned subsidiary, Medici Ventures Inc., we hold minority investments in several technology companies which, at December 31, 2016, included Peer Nova, Bitt, IdentityMind and Factom, whose focus include commercial blockchain applications, digital currency solutions, Know Your Customer and Anti Money Laundering compliance, voting and land titling. Medici Ventures also holds a majority interest in tØ.com, Inc., which includes a financial technology company and two related registered broker-dealers.
As described further in Item 15 of Part IV, "Financial Statements"—Note 21. Business Segments, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K, we determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. As described above, our Retail business consists of our Direct and Partner reportable segments. We use gross profit as the measure to determine our reportable segments because there is not discrete financial information available below gross profit for our Direct and Partner segments. As a result, our Medici business is not significant as compared to our Direct and Partner segments and is included in Other. Our Other segment consists of Medici.
Other offerings
We offer additional products or services that may complement our primary offerings, but are not significant to our revenues. These include:

•	Worldstock Fair Trade, a store within our Website that offers handcrafted products made by artisans all over the world to help improve the lives of people in emerging economies;

•	Main Street Revolution, a store within our Website that features products from small businesses who offer their products using our national marketing and distribution channels;

•	Farmers Market, a tab within our Website where our customers, in certain locations, can order locally grown fresh produce and other food products;

•	Pet Adoptions, a free service and tab within our Website that leverages our technology to display pets available for adoption from shelters across the United States;

•	Insurance, a tab within our Website where our customers can shop for insurance from major carriers for both personal and business insurance policies; and

•	Supplier Oasis, a single integration point through which our partners can manage their products, inventory and sales channels, while tapping into our distribution network; and

•	our international business where we offer products to customers outside the United States using third party logistics providers.
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
Products
Our Website Shopping section is organized into product and service lines or featured categories, including: Furniture, Rugs, Decor, Bed & Bath, Home Improvement, Kitchen, Outdoor, Jewelry, Watches, Women, Men, Kids & Baby, Worldstock, Main Street, Farmers Market, Pet Adoptions, o.info and Insurance. We frequently reorganize our departments and/or categories to better reflect our current product offerings.
For the years ended December 31, 2016, 2015 and 2014, the percentages of sales contributed by similar classes of products were as follows:

Product Lines	2016	2015	2014
Home and garden(1)
Furniture	34%	33%	32%
Home decor	22%	19%	18%
Other	23%	25%	24%
Total home and garden	79%	77%	74%
Jewelry, watches, clothing and accessories	10%	11%	12%
BMMG, electronics and computers	3%	3%	4%
Other	8%	9%	10%
Total	100%	100%	100%
(1) Home and garden includes furniture, home decor, garden and patio, kitchen and dining, bedding, home improvement, housewares and other related products.
Sales and Marketing
We use a variety of methods to target our retail consumer audience, including online campaigns, such as advertising through keywords, product listing ads, display ads, search engines, affiliate marketing programs, social coupon websites, portals, banners, e-mail, direct mail and viral and social media campaigns. We also do brand advertising through television, radio, print ads, and event sponsorships.
Customer Service
We are committed to providing superior customer service. We staff our customer service department with dedicated in-house and outsourced professionals who respond to phone, instant online chat and e-mail inquiries on products, ordering, shipping status, returns and other areas of customer inquiry.
Technology
We use our internally developed Website and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our retail operations. We use the services of multiple telecommunications companies to obtain connectivity to the Internet. Currently, our primary computer infrastructure is located in a co-location facility in Utah. We also have other data centers which we use for backups, redundancy, development, testing, disaster recovery, and our corporate systems infrastructure.
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
We compete with other online retailers, traditional retailers and liquidation "brokers," some of which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into several broad categories:

•	online discount general retailers;

•	online private sale sites;

•	online specialty retailers;

•	liquidation e-tailers;

•	traditional general merchandise and specialty retailers and liquidators, many of which have a significant online presence; and

•	online retailers who are developing significant "brick and mortar" capabilities.
Many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Further, any of them may enter into strategic or commercial relationships with larger, more established and well-financed companies, including exclusive distribution arrangements with our vendors or service suppliers that could deny us access to key products or needed services, or acquisitions of our suppliers or service providers, having the same effect. Many of them do or could devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than we do. Many have supply chain operations that decrease product shipping times to their customers, or have options for in-store product pick-up options or allow in-store returns and offer other delivery and returns options that we do not have. New technologies and the continued enhancement of existing technologies and developments in related areas, such as same-day product deliveries and the development of proprietary delivery systems, are also increasing competitive pressures on us. Our competitors include Amazon.com, Inc and Wayfair, Inc. We cannot ensure that we will be able to compete successfully against current or future competitors or address increased competitive pressures (see Item 1A—"Risk Factors").
Seasonality
Our retail business is affected by seasonality because of the holiday season, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 29.2%, 29.0% and 31.4% of our annual revenue during the fourth quarter of 2016, 2015, and 2014, respectively.
Financial Information about Business Segments and Geographic Areas
See Item 15 of Part IV, "Financial Statements"—Note 21. Business Segments for information regarding our business segments and geographical areas.
Intellectual Property and Trade Secrets
We regard our domain names and other intellectual property as critical to our success. Included in our intellectual property is some of the financial technology we have developed as part of our Medici initiatives. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights, including the law pertaining to trade secrets. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, we cannot ensure that others will not independently develop similar intellectual property. Although we have registered and are pursuing the registration of our key trademarks in the United States and some other countries, some of our trade names may not be eligible to receive registered trademark protection. In addition, effective trademark protection may not be available or we may not seek protection in every country in which we market or sell our products and services, including in the United States. Additionally, our efforts to protect our trade secrets may not succeed.
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

In addition, the broker-dealers in which we hold a majority interest are subject to additional extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. Broker-dealers are subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are members. See Item 1A - “Risk Factors - Medici has acquired registered broker-dealers, which are subject to extensive regulation.”

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
Employees

At December 31, 2016, we had approximately 1,800 full-time employees. We seasonally augment our workforce with temporary employees during our fourth quarter to handle increased workload in both our warehouse and customer service operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers and other technical staff.
Executive Officers of the Registrant
The following persons were executive officers of Overstock as of February 24, 2017:

Executive Officers	Age	Position
Patrick M. Byrne	54	Chief Executive Officer and Director
Saum Noursalehi	37	President, Retail
Jonathan E. Johnson III	50	President, Medici
Amit Goyal	38	Senior Vice President, Software Engineering
Robert P. Hughes	57	Senior Vice President, Finance and Risk Management
Vidya R. Jwala	44	Senior Vice President, Demand Fulfillment
John Paul "J.P." Knab	37	Senior Vice President, Marketing
Carter P. Lee	47	Senior Vice President, Technology and People Care
Seth A. Moore	34	Senior Vice President, Analytics and OLabs
Brian L. Popelka	50	Senior Vice President, Customer and Partner Care
Vikram R. Raghavan	35	Senior Vice President, Product Development

Dr. Patrick M. Byrne has served as our Chief Executive Officer (principal executive officer) and as a Director since 1999, and as Chairman of the board of directors from 2001 through 2005 and 2006 through 2014. Dr. Byrne founded Overstock in 1999. From 1994 to the present, Dr. Byrne has served as a Manager of the Haverford Group, an investment company and an affiliate of Overstock. Dr. Byrne holds a bachelor's degree in Chinese studies from Dartmouth College, a master's degree from Cambridge University as a Marshall Scholar, and a doctorate in philosophy from Stanford University.
Mr. Saum Noursalehi has served as our President, Retail since August 2016. He previously served as Chief Revenue Officer and Senior Vice President. Prior to his appointment as Senior Vice President in 2015, Mr. Noursalehi served as Vice President of OLabs, Vice President Product Development, and held roles in website, mobile and search engine optimization. Mr. Noursalehi joined Overstock in 2005 and holds a bachelor's degree in Computer Science from the University of Utah.
Mr. Jonathan E. Johnson III has served as President, Medici since August 2016 and as a Director since 2013. Mr Johnson also serves as our Chairman of the Board of Directors. Mr. Johnson previously served as our President, as a Senior Vice President and as our General Counsel since joining Overstock in 2002. Mr. Johnson holds a bachelor's degree in Japanese from Brigham Young University and received his law degree from the J. Reuben Clark, Jr. Law School at Brigham Young University.
Mr. Amit Goyal was appointed as our Senior Vice President of Software Engineering in February 2017. He had previously served as Vice President of Product Development. Since joining Overstock in 2006, Mr. Goyal has held roles including Senior Director of Software Development and Software Development Lead. Mr. Goyal holds a bachelor's degree in Engineering from Punjab Technical University.
Mr. Robert P. Hughes (principal financial and accounting officer) has served as our Senior Vice President, Finance and Risk Management since 2013. He had previously served as Vice President and Controller since joining Overstock in 2008. Mr. Hughes holds a bachelor's degree in Business Administration with an emphasis in Accounting and Finance from the University of California Berkeley, Haas School of Business, and is a certified public accountant (CA - inactive status).
Mr. Vidya R. Jwala has served as our Senior Vice President of Demand Fulfillment since joining Overstock in August 2016. Prior to joining Overstock, Mr. Jwala served as Vice President, Merchandising / Operations at Walmart from 2009 to 2016 and previously held similar roles at Tractor Supply Company, Lowe's, and Jo-Ann Stores. Mr. Jwala holds a master's degree in Industrial and Systems Engineering from Virginia Polytechnic Institute and State University.
Mr. John Paul "J.P." Knab has served as our Senior Vice President of Marketing since March 2016, having returned to Overstock after serving for one-year as the Senior Vice President of Marketing, Merchandising and Business Development for U.S. Water Filters in St. Paul, Minnesota. Prior to this, Mr. Knab had served as our Vice President of Marketing and held other roles including Director of Merchandising and Director of Analytics. Mr Knab joined Overstock in 2005 and holds an MBA with a Marketing emphasis and a bachelor's degree in Finance from Brigham Young University.

Mr. Carter P. Lee has served as our Senior Vice President, Technology and People Care since 2015. Mr. Lee previously served as Vice President, Technology Operations and held other roles including Director of Internal Systems. Prior to joining Overstock in 2001, Mr. Lee was a Systems Engineer for Hospice of the Valley and Vice President of Technology for Motherboard Discount Center in Phoenix, AZ.
Mr. Seth A. Moore was appointed as our Senior Vice President of Analytics and OLabs in February 2017. He had previously served in roles including Vice President of OLabs, Vice President of Analytics and Vice President of Website Marketing. Mr. Moore joined Overstock in 2006 and holds a bachelor's degree in Political Science from Brigham Young University.
Mr. Brian L. Popelka has served as a Senior Vice President of Customer and Partner Care since 2013. Mr. Popelka previously served as Vice President of Customer Care. Since joining Overstock in 2002, Mr. Popelka has held roles including Director of Books, Media, Movies and Games Department, and Manager of the Business-to-Business Department. Mr. Popelka holds a bachelor's degree in Journalism, Broadcasting, Film and History from the University of Nebraska.
Mr. Vikram R. Raghavan was appointed as our Senior Vice President of Product Development in February 2017. He had previously served in roles including Vice President of Product Development and Vice President of Marketing since returning to Overstock in 2015. Mr. Raghavan originally joined Overstock in 2008 and held roles including Senior Director of Marketing. From 2011 through 2015 Mr. Raghavan served as the co-founder of Rental Roost, an online apartment listing service. Mr. Raghavan holds an MBA with a Finance and Marketing emphasis from Temple University.
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
Risks Related to Our Infrastructure, Cyber Security, Data Breach and Related Matters

Our business depends on our Website, our mobile app, our network infrastructure and transaction-processing systems.

As an e-commerce company, we are completely dependent on our infrastructure and on the availability and reliability of the Internet and related systems. Any system interruption that results in the unavailability of our Website or our mobile app or reduced performance of our transaction systems could interrupt or substantially reduce our ability to conduct our business. We have experienced periodic systems interruptions due to server failure, power failure and intentional cyberattacks in the past, which we expect will continue to occur from time to time. Any failure or impairment of our infrastructure or of the availability of the Internet and related systems could have a material adverse effect on our business.

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
Natural disasters, weather conditions, pandemics, and geo-political events, including civil unrest or terrorist attacks, that affect us or our delivery services, suppliers, credit card processors or other service providers could have a material adverse effect on our business.
We are subject to cyber security risks and risks of data loss or other security breaches, and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

Our business is entirely dependent on the secure operation of our Website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, and to resulting claims, fines, and litigation. We have been subjected to a variety of cyberattacks. We may not have the resources or technical sophistication to defend against rapidly evolving types of cyber-attacks. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. Actual or anticipated attacks and risks may cause us to incur substantial and increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could have a material adverse effect on our business. The occurrence of any of the foregoing could have a material adverse effect on our business.

Our dependence on credit or debit card payments increases our risks.

Most of our customers use credit cards to pay for their purchases. Under payment card rules and our contracts with our card processors, if we experience a breach of payment card information or fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines, higher transaction costs or lose our ability to give customers the option of using payment cards. If we were unable to accept payment cards, it would have a material adverse effect on our business.

Our expansion into financial technology businesses and our acquisitions of registered broker dealers and related businesses increases our infrastructure, cyber security, data breach and related risks.
As we have expanded into financial technology businesses and have acquired registered broker dealers and related businesses, our infrastructure, cyber security, data breach and related risks have increased. See “Risks Relating to Certain Specific Businesses, Investments in Businesses and Recent or Planned Changes to Our Business.”

Risks Related to Competition

We face intense competition and may not be able to compete successfully against existing or future competitors.

The online retail market is evolving rapidly and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

•	online retailers with or without discount departments, including AliExpress (part of the Alibaba Group), Amazon.com, eBay, and Rakuten.com (formerly Buy.com);

•	online specialty retailers such as Blue Nile, Bluefly, Houzz, Jet.com, Wayfair, Zappos.com, and Zulily;

•	private sale sites such as Groupon, Living Social and Rue La La;

•	furniture specialists including Ashley Furniture, Bob’s Discount Furniture, Havertys, Raymour & Flanigan and Rooms To Go;

•
traditional general merchandise and specialty retailers and liquidators including Barnes and Noble, Bed, Bath & Beyond, Best Buy, Costco Wholesale Corporation, Crate and Barrel, Ethan Allen, Gilt, Home Depot, HomeGoods, Hudson's Bay Company, IKEA, J.C. Penny Company, Kirkland's, Kohl's, Lands' End, Lowe's, Macy’s, Nordstrom, Pier 1 Imports, Pottery Barn, Restoration Hardware, Ross Stores, Saks Fifth Avenue, Sears Holding Corporation, T.J. Maxx, Target Corporation, Wal-Mart and Williams-Sonoma, all of which also have an online presence; and

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

Our tØ.com subsidiary is competing with a rapidly-growing group of companies in the financial industry as well as new entrants with significant resources from venture capital firms and other funding sources.
Our majority-owned subsidiary tØ.com, Inc. (formerly Medici, Inc.) is competing against a variety of companies with substantially greater financial resources and experience in financial technology. The number of competitors in this area and the resources being devoted to the area by competitors are growing rapidly. We may be unable to compete successfully against these competitors or others that may not yet have publicly announced their business plans in this area, which could have a material adverse effect on our business. See “Risks relating to Certain Specific Businesses, Investments in Businesses and Recent or Planned Changes to our Business,” below.

Risks Related to Our Dependence on Third Parties

As an e-commerce company, we depend on a large number of other companies to perform functions critical to our ability to deliver products to our customers and to perform many of the related functions.

We depend on a large number of other companies, including a large number of independent partners whose products we offer for sale on our Website, to perform functions critical to our ability to deliver products to our customers and to perform many of the related functions. We depend on these partners to perform a number of traditional retail operations such as maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely basis, and also on the delivery services that we and they utilize. Difficulties with our significant partners or with any of the delivery services, regardless of the reason, could have a material adverse effect on our business.

We depend upon our payment card processors and payment card associations.
Our customers primarily use credit cards to buy from us. We are completely dependent upon our payment card processors to process the sales transactions and remit the proceeds to us. The payment card processors have the right to withhold funds otherwise payable to us to establish or increase reserves based on their assessment of the inherent risks of payment card processing and their assessment of the risks of processing our customers’ payment cards at any time, and have done so from time to time in the past. We are also subject to payment card associations’ operating rules, certification requirements and rules governing electronic funds transfers. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments. In addition, events affecting our payment card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the payment card processors, could have a material adverse effect on our business.

Implementation of the EMV credit card standards in the U.S. may increase fraud efforts against U.S. online retailers, including us.

Credit card issuers in the United States began replacing traditional credit cards with credit cards meeting the EMV (Europay, MasterCard and Visa) standards during 2015. Cards meeting the EMV standards contain a chip which makes the cards more difficult to counterfeit than the traditional magnetic stripe-only cards widely used in the U.S. However, to the extent that the EMV standards make physical card-duplication fraud more difficult, the new standards may drive more fraud efforts against online retailers, including us. Consequently, as an online retailer, we may be subject to increasing levels of fraudulent orders and other types of criminal activities. Increased levels of fraud and other criminal activities could have a material adverse effect on our business.

Risks associated with the suppliers from whom we or our fulfillment partners source products and the safety of those products could adversely affect our financial performance.
We depend on our ability to access products from qualified suppliers in a timely and efficient manner. We rely primarily on our suppliers’ representations of product content and quality. Concerns regarding product content or quality, or the safety of products that we offer, could adversely affect our financial performance. Further, if any product we sell were to cause physical injury or injury to property, the injured party or parties might bring claims against us. Any indemnity agreement we may have with the supplier may be inadequate or inapplicable, and any insurance coverage we may carry may not be adequate to cover claims that could be asserted. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business. The occurrence of any of the foregoing could have a material adverse effect on our business.

We and many of our suppliers and fulfillment partners depend upon products manufactured internationally, and tariffs or other measures that increase the effective price of products imported into the United States could have a material adverse effect on our business.
We and many of our suppliers and fulfillment partners source a portion of the products we offer on our website from China and other countries. If the United States imposes tariffs or other measures that increase the price of products we or they import and that we offer on our website, the increased prices could have a material adverse effect on our business.

We depend upon third parties for all or substantially all of the services we offer.

In addition to the many third parties we rely on in connection with our sale and the delivery of products to our customers, we depend upon third parties for all or substantially all of the services we offer, including our insurance offerings, our consumer financing offerings, our car listings and our car-related services. Services offerings are inherently different from product offerings, and we may encounter difficulties with our services offerings that may be different from the types of issues we face with our product offerings. Any such difficulties could have a material adverse effect on our business.

Risks Related to Marketing

Our business depends on effective marketing.

We depend on effective marketing and high customer traffic. From time to time, competitors may bid up the cost of certain marketing channels, such as paid keywords. At such times, we may reduce the amounts we spend in those marketing channels, which may lead to decreased visitors to our site, or we may pay the increased rates, which increases our expenses. If we are unable to develop, implement and maintain effective and efficient advertising and marketing programs, it could have a material adverse effect on our business.

We rely upon paid and natural search engines including Google, Bing, and Yahoo! to rank our product offerings. Our financial results may suffer if search engines change their ranking algorithms and our product offerings are ranked lower, and we may at times be subject to ranking penalties if the operators of search engines believe we are not in compliance with their guidelines.
We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including, but not limited to, Google, Bing, and Yahoo!, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user’s search criteria and specifications. Search engine companies change their natural search engine algorithms periodically, and our ranking in natural searches may be adversely affected by those changes, as has occurred from time to time. In addition, large marketplace websites and sites which aggregate marketplace sellers with a large product selection are becoming increasingly popular, and we may not be able to place our products on these sites to take advantage of their internal search platforms. Further, some shoppers may begin their searches at a competitor's website, and may not utilize traditional search engines at all. Our inability to place products on or access these sites may have a material adverse effect on our business.

Our business relies heavily on email, and reduced utilization of email in general and any restrictions on the sending of commercial email could have a material adverse effect our business.

We depend on email to promote our site and offerings. We provide daily emails to potential customers about our offerings, and email promotions are an important part of our marketing and help generate a substantial portion of our net revenue. If a significant portion of our target customers no longer utilize email, or if we are unable to effectively deliver email to our potential customers, our business, financial condition and operating results would be harmed. Anything, including legal or regulatory restrictions, that blocks, imposes restrictions on or imposes charges for the delivery of email could also harm our business. We also rely on social networking messaging services to send communications and to encourage customers to send communications, and anything that limits our ability or our customers’ ability to utilize social networking services could have a material adverse effect on our business.

We are experimenting with various ways to reduce the number of coupons we offer to our customers, which may have adversely affected our revenue growth and may continue to do so.
Although our business has historically relied heavily on coupons to generate sales, we are experimenting with modifications to our coupon marketing. We believe that changes we have made to our coupon marketing in the past adversely affected our revenue growth, and that these and other changes we may make may continue to adversely affect our revenue growth. We have not yet achieved the results we are seeking, and there can be no assurance that we will be able to do so. If we are unable to generate sales using other marketing approaches at rates equal to or better than the rates we were generating through our coupon marketing, our revenue growth could be adversely affected or reversed, and our business, financial condition and operating results could be materially adversely affected.

Fraud Related Risks

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

We do not currently collect sales or other similar taxes on sales of goods into states where we have no duty to do so under federal court decisions construing applicable constitutional law. Certain jurisdictions are seeking payment of sales tax for sales we have made to customers in such jurisdictions or for payment of similar taxes or to impose sales tax collection obligations on us. To date we have been able to settle these claims without incurring material expenses. However, if any jurisdiction where we do not or did not collect sales or other taxes successfully asserts that we should do so or should have done so, or should otherwise have collected or paid other types of taxes, it could have a material adverse effect on our business.

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
Several states have enacted laws requiring remote vendors to notify resident purchasers in those states of their obligation to pay a use tax on their purchases and, in some instances, to report untaxed purchases to the state tax authorities. Other states have enacted legislation to require retailers without a physical presence in the state to collect and remit state sales taxes if they engage in any activity in connection with the selling, leasing or delivery of tangible personal property or taxable services within the state. Additional states have recently introduced legislation, and we anticipate that additional states may enact similar laws, or other laws to force or encourage through economic pressures remote retailers to collect and remit sales tax. Such laws could harm our business by imposing notice burdens upon us, by requiring transaction notices that would adversely affect sales, or by discouraging customer purchases by requiring detailed purchase reporting. The occurrence of any of the foregoing could have a material adverse effect on our business.

Existing or future government regulation could harm our business.

We are subject to regulation at the federal, state, local and international levels, including regulation relating to privacy, security, retention, transfer and use of personal user information and telemarketing laws. Increasing regulation may increase the cost of our business and may further restrict our marketing efforts. Existing laws, including those governing advertising, product labeling, product content requirements and product safety, may cause us to incur expenses. We may be subject to claims related to personal injury, death, environmental or property damage. We are periodically required to participate in product recalls. We may incur expense in connection with any of the foregoing or other matters or actions which may not be covered by any liability insurance we may carry. These current and future laws and regulations could have a material adverse effect on our business.

See “Risks relating to Certain Specific Businesses, Investments in Businesses and Recent or Planned Changes to our Business,” and “Risks Related to our Preferred Stock,” below.
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

Economic conditions, particularly any weakness in the United States housing market, may adversely affect our financial performance. Over the last few years the percentage of our sales from home and garden products has increased substantially. We believe that our sales of home and garden products are affected by the strength of the U.S. housing industry, and that downturns in the U.S. housing industry would have a material adverse effect on our business.

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

Risks of Changes and Unpredictability in the Industry and in Our Business

If we do not respond to rapid technological changes, our services could become obsolete, and we could lose customers.

The Internet and the online commerce industry are changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce businesses. If we fail to do so, or if we fail to remain competitive when our competitors develop new technologies or new industry standards and practices emerge, our Website, our mobile app and our proprietary technology and systems could become obsolete. Our failure to respond to technological change and to remain competitive would have a material adverse effect on our business.

We have an evolving business model, which increases the complexity of our business.

Our business model has evolved in the past and continues to do so. In prior years we have added additional types of services and product offerings and in some cases we have modified or discontinued those offerings. We intend to continue to try to offer additional types of products or services, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/partner sourcing of the products we offer. We do not know whether these or any other modifications will be successful. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any new business or website we launch that is not favorably received by consumers could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business.

Any acquisitions we make will increase costs and regulatory and integration risks.

From time to time we may acquire other businesses. Integrating an acquired business involves a number of risks and financial, managerial and operational challenges. We have incurred significant expenses in connection with acquisitions we have made in the past, and may incur additional expenses in connection with those acquisitions or in connection with other acquisitions we may make in the future. Our overall profitability would be adversely affected if our investments and expenses associated with any investments we have made or may make in the future are not justified by the revenues and profits, if any, that are derived from such investments. Further, acquisitions may also create a need for additional accounting, tax, compliance, documentation, risk management and internal control procedures, and may require us to hire additional personnel to implement, perform and/or monitor such procedures. To the extent our procedures are not adequate to appropriately implement, perform and/or monitor all necessary procedures relating to any new or expanded business, we could be exposed to a material loss or regulatory sanction.

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

To date, most of our international sales have been denominated in U.S. dollars, and we have not had significant foreign currency risk on those sales. However, in the future, gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross profit percentages from non-dollar-denominated international sales. Additionally, penalties for non-compliance with laws applicable to international business and trade, including the U.S. Foreign Corrupt Practices Act, could have a material adverse effect on our business.

Foreign data protection, privacy and other laws and regulations are different and often more restrictive than those in the United States. Our risk of non-compliance with applicable foreign data protection laws and regulations increases as we continue our international expansion. We may need to change and limit the way we use consumer information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.
In July 2016, the European Commission adopted the EU-US Privacy Shield, which provides a new compliance framework for US organizations that import personal data from Europe. We have complied with the Privacy Shield self-certification procedures. Among other things, Privacy Shield certification requires that we amend our existing contracts with third parties involved with the transfer of personal data to bring them into compliance within a nine-month grace period after our certification date. If we are unable to do so or are otherwise unable to comply with the Privacy Shield requirements, we could incur additional costs and operational difficulties relating to our efforts in Europe.

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

Risks Related to Our Headquarters

We own the land on which we built our new headquarters, and consequently have environmental and other risks, and may incur environmental expense and liabilities under the environmental indemnity agreement we entered into in connection with our credit facility.
In 2014 our wholly-owned subsidiary O.com Land, LLC purchased land near Salt Lake City, Utah on which we have built our new headquarters. The land is part of the Midvale SLAG Superfund Site (“Site”), a former Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") superfund site that was remediated pursuant to CERCLA prior to O.com Land’s purchase. O.com Land, LLC is required to follow certain requirements of CERCLA and the consent decree governing remediation of the Site, and its failure to do so could expose us to material environmental liabilities. Further, in connection with the credit facility we entered into with U.S. Bank and other banks, we entered into a broad environmental indemnity agreement pursuant to which we agreed to indemnify U.S. Bank and other banks and other persons against a broad array of potential environmental claims, liabilities and exposures relating to the property. Any such environmental liabilities, and any liabilities under the environmental indemnity agreement, could be material and could have a material adverse effect on our business.

Risks Related to Indebtedness and Potential Stock Repurchases

In connection with the construction of our new headquarters, we have entered into a syndicated senior secured credit facility, which requires us to maintain compliance with financial and other covenants.

In connection with the construction of our new headquarters we entered into a syndicated senior secured credit facility with U.S. Bank and other banks that provided us with construction financing of $45.8 million. The facility converted to an approximately 6.75-year term loan on January 1, 2017. We will need to maintain compliance with the requirements governing the facility, including compliance with financial and other covenants, certain of which may be subject to events outside of our control. We have pledged substantially all of our assets to secure our obligations under the credit facility. If we fail to comply with the terms of the credit facility, the failure could have a material adverse effect on our liquidity and business.

We have entered into long-term interest rate swaps that expire in October 2023.
In connection with the syndicated senior secured credit facility described above, we entered into interest rate swaps with U.S. Bank and Compass Bank. The interest rate swaps are intended to manage the interest rate risk on the indebtedness we incurred under the credit agreement. Regardless of the status of that indebtedness, we will remain liable for payments due under the swaps unless we settle them. If we were to settle the swaps at a time when interest rates have fallen (relative to the swaps' inception), the price to settle the swaps could be material. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business.

We have incurred substantial indebtedness.
At December 31, 2016, we had incurred secured indebtedness of approximately $45.8 million under our syndicated senior secured credit facility, and we had total liabilities of $312.1 million. This indebtedness increases our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, the loan agreement and related agreements governing the credit facility contain numerous requirements, including financial and other covenants. If we are unable to maintain compliance with all of them, we will be in default, the consequences of which could materially harm our business. Further, to the extent that we incur additional indebtedness, we may be subject to additional requirements. The degree to which we are ultimately leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.
Our Board has authorized a stock repurchase program and repurchases under the program would reduce our liquidity and increase our risks.

In May 2015, our Board authorized a stock repurchase program. In January 2017, we repurchased approximately 604,000 shares of our common stock for $10 million. We may repurchase additional shares of our outstanding common stock for up to $15 million at any time through December 31, 2017 under our existing repurchase program. Further, our Board could authorize additional repurchases. Any such repurchases would reduce our liquidity and could increase our vulnerability to industry downturns and competitive pressures. A material decrease in our liquidity could have a material adverse effect on our business.

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

Risks Related to our Finance and Accounting Systems and Estimates

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. We will have to ensure that the reporting, accounting, records maintenance and other systems in place at the financial technology company and broker dealers we acquired are compliant and adequate. These and future requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and could have a material adverse effect on our business.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, estimating valuation allowances and accrued liabilities (including allowances for returns, credit card chargebacks, doubtful accounts and obsolete and damaged inventory), internal-use software and website development (acquired and developed internally), accounting for income taxes, valuation of intangible assets and goodwill, stock-based compensation and loss contingencies, are complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance, and could have a material adverse effect on our business.

Our income tax provisions and the amounts we reserve for tax contingencies are estimates and are subject to variations and adjustments. The amounts we ultimately pay may exceed the amounts estimated or accrued.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, changes in law, regulations, and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is relatively low. We are subject to audits by a number of tax authorities. The timing of the resolution of income, sales and other tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts we have accrued. It is possible that within the next 12 months we will receive assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may result in changes to our contingencies related to positions on prior years’ tax filings. The volatility of our quarterly tax provision or the resolution of matters related to our tax contingencies could have a material adverse effect on our financial results.

We have reversed the valuation allowance for our deferred tax assets, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could adversely affect our operating results.

From our inception to December 31, 2013, we established a valuation allowance for our deferred tax assets, primarily due to realized losses and uncertainty regarding our future taxable income. Determining whether a valuation allowance for deferred tax assets is appropriate requires significant judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the sufficiency of, a valuation allowance against deferred tax assets. At December 31, 2013, based on the weight of all the positive and negative evidence (primarily our estimate of future taxable income), we concluded that it was more likely than not that we would realize our net deferred tax assets based upon future taxable income, and we reversed the valuation allowance at December 31, 2013. Our estimates of future taxable income are based primarily on historical performance, but also include estimates and assumptions and external data, some of which are subject to significant judgment. If our actual taxable income differs significantly from our estimates, we may need to reestablish a valuation allowance for some or all of our deferred tax assets, which could have a material adverse effect on our financial condition and operating results.

Risks Related to our Holdings of Precious Metals, Cryptocurrencies, Cash and Short-Term Investments

We may be adversely affected by fluctuations in precious metal prices.
At December 31, 2016 our investment in precious metals was $9.9 million. Our financial results may be adversely affected by declines in the price of precious metals. Our investment consists of actual precious metals, rather than financial instruments. We store our precious metals off-site in a third party facility. Consequently, we are also subject to the risks of physical storage with a third party that we do not control. Any loss of these assets or substantial decline in their value could have a material adverse effect on our business.
Our decision to accept and hold cryptocurrency, such as bitcoins, may subject us to exchange risk and additional tax and regulatory requirements.
In January 2014, we began accepting bitcoins as a form of payment for purchases on our Website. Bitcoin is not considered legal tender or backed by any government, and it has experienced price volatility, technological glitches and various law enforcement and regulatory interventions. In September 2014, we began accepting bitcoin internationally. The use of cryptocurrency such as bitcoin has been prohibited or effectively prohibited in some countries. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. From time to time we also hold bitcoin and other cryptocurrencies directly, and we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrencies we hold. The uncertainties regarding legal and regulatory requirements relating to cryptocurrencies or transactions utilizing cryptocurrencies, as well as potential accounting and tax issues, or other requirements relating to cryptocurrencies could have a material adverse effect on our business.

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
Risks Related to Intellectual Property Rights and Disputes
We may be unable to protect our proprietary technology and to obtain trademark protection for our marks.
Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We may be unable to protect it, which could have a material adverse effect on our business. Further, we may not be able to secure protection for our service marks or trademarks in the United States or elsewhere as we expand internationally. Our competitors might adopt product or service marks similar to our marks, or might try to prevent us from using our marks. Any claim by another party against us or customer confusion related to our trademarks, or our failure to obtain trademark registration, could have a material adverse effect on our business.

We may not be able to enforce protection of our intellectual property rights under the laws of other countries.
We sell products internationally and consequently we are subject to risks of doing business internationally, including uncertainty regarding liability for the listings and other content provided by our users, and differing intellectual property laws, which may provide insufficient protection for our intellectual property. Any such difficulties could have a material adverse effect on our business.

We may be accused of infringing intellectual property rights of third parties.
We have been and will continue to be subject to claims that we have infringement the intellectual property rights of others. Any such claims may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may be prohibited from using software or business processes we currently use or may need to use in the future, or required to obtain licenses from third parties, even though such licenses may not be available on terms acceptable to us or at all. Any such difficulties could have a material adverse effect on our business.

Our business and reputation may be harmed by the offering or sale of pirated, counterfeit or illegal items by third parties, and by intellectual property litigation.
We routinely receive allegations that items we offer or sell infringe third party intellectual property rights. Further, we may be unable to prevent third parties from offering and selling unlawful goods or goods that are improperly labelled or otherwise not compliant with applicable regulations, and we may be subject to allegations of civil or criminal liability for unlawful or noncompliant offerings by third parties through our Website. Costs we incur relating to allegations of infringement or the sale of unlawful goods could harm our business and could require us to change our methods of doing business or require us to enter into costly royalty or licensing agreements, if available. Any of the foregoing could damage our reputation, diminish the value of our brand name, and have a material adverse effect on our business.

Risks Related to Certain Specific Businesses, Investments in Businesses and Recent or Planned Changes to our Business
We have acquired the assets and business of a financial technology company and two registered broker-dealers; we have limited experience with the operation of a fintech company or of a registered broker-dealer, and the businesses that we are pursuing through our Medici initiatives are novel and could result in material write-offs.
In August 2015, we acquired the assets and business of a financial technology ("fintech") company and in January 2016, after receiving FINRA approval, we acquired two registered broker-dealers (our “broker-dealer subsidiaries”) that were affiliated with the fintech company. We subsequently hired all or substantially all of the employees of the fintech company. However, we have limited experience with the operation of a fintech company or of registered broker-dealers, and are dependent upon the employees for the expertise necessary to operate the fintech company and the broker-dealer subsidiaries. Further, we have recently issued publicly-traded securities traded exclusively on a registered alternative trading system operated by one of our majority-owned subsidiaries, the ownership of which is tracked on a distributed ledger. See “Risks Related to our Preferred Stock,” below. We are also working on other potential financial applications of distributed ledger, or blockchain, technology. All of these are areas in which we do not have substantial experience, and all of them are subject to the risks of new and novel businesses, including technical and operational risk, financial risk, regulatory and legal risk, and reputational risk. In addition, we face the risk that we may be unable to market, license or sell our technology successfully or profitably. Any significant problems we encounter with these projects could have a material adverse effect on our business. Further, we review our acquired assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As described further in Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies, contained in the "Notes to Consolidated Financial Statements," we will write off these amounts as necessary. Any such write-offs could be material.

We have acquired registered broker-dealers, which are subject to extensive regulation.
The broker-dealers we acquired in January 2016 are subject to regulation, examination and disciplinary action by the SEC, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators, as well as other governmental authorities and self-regulatory organizations (“SROs”) with which they are registered or licensed or of which they are members. The broker-dealers are also subject to rules and regulations relating to the prevention and detection of money laundering, privacy and data protection laws and regulations, and substantial other regulatory requirements. Any failure to comply with all applicable regulations, and any regulatory proceeding or civil or criminal action against any of the broker-dealers that we have acquired, or any of their associated persons, could have a material adverse effect on our business. Further, any failure to identify and successfully manage conflicts of interest or to implement appropriate policies or procedures could subject the broker-dealers or us to disciplinary sanctions or litigation or could harm our reputation. Any of the foregoing could have a material adverse effect on our business.

Our investment in Bitt Inc. may expose us to risks under laws and regulations with which we do not have significant experience.
In 2016, we acquired an approximately 11% equity interest in Bitt, Inc., a startup company based in Barbados, that is pursuing a variety of digital currency transfer and payment businesses in the Caribbean. Virtually every state in the U.S. regulates money transmitters and money services businesses. In some states the licensing requirements and regulations expressly cover companies engaged in digital currency activities; in other states it is not clear whether or how the existing laws and regulations apply to digital currency activities. Further, U.S. federal law requires registration of most such businesses with the Financial Crimes Enforcement Network ("FinCEN"). These licenses and registrations subject companies to various anti-money laundering, know-your-customer, record-keeping, reporting and capital and bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies. Under U.S. federal law, it is a crime for a person, entity or business that is required to be registered with FinCEN or licensed in any state to fail to do so, even if the person, entity or business was unaware of the licensing requirement. Further, under U.S. federal law, anyone who owns all or part of an unlicensed money transmitting business is subject to civil and criminal penalties. The business in which we have invested has represented to us that it has not taken any action that could subject it to registration with FinCEN or to the licensing requirements in any state and has agreed that it will not do so until it has become properly licensed in all required states and registered with FinCEN. However, if the business makes an error, even inadvertently, we could be subject to potential civil and criminal penalties as a result. Any such penalties, or even the allegation of criminal activities, could have a material adverse effect on us and our business. Further, as described under Governmental Regulation, all of our foreign business activities expose us to a variety of risks, including risks under the Foreign Corrupt Practices Act.
We may be required to write off amounts relating to our investments in startup businesses.
At December 31, 2016, we had invested approximately $14.6 million in several companies that are in the startup or development stages. During 2016, we recognized a $2.9 million impairment loss on one of these investments, which decreased the carrying amount of our cost method investments to $11.8 million. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Additionally, since several of our investments are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, we have no assurance that the technology or products of our investees would be successful, even if they were brought to market. We will write off additional amounts related to these investments as necessary, and any such write-offs could be material.
Our car listing service may be subject to a variety of regulatory requirements and risks.
Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and public advertising for car sales. Generally, these regulations apply to the sellers rather than to a company through which the advertising is done. Sellers are often subject to “truth in advertising” laws. We have no ability to know whether the information sellers provide is correct. While our site terms and conditions of usage prohibit unlawful acts, we cannot assure that sellers will comply with all laws and regulations applicable to them and their transactions. Further, like our shopping business, our car listing service is subject to most of the same laws and regulations that apply to other companies conducting business on and off the Internet. Any negative publicity we receive regarding any allegations of unlawful or deceptive conduct may damage our reputation, our ability to attract new customers to our main shopping site, and our brand name generally. The occurrence of any of the foregoing could have a material adverse effect on our business.

Our Supplier Oasis offering, including its fulfillment services, faces competition from other distribution networks and will require substantial resources.
We offer Supplier Oasis, a single integration point through which partners can manage their products, inventory and sales channels, which includes multi-channel fulfillment services to sellers, suppliers, and partners. The marketplace for these services is highly competitive, and many of our current and potential competitors in this area have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Our continued development of Supplier Oasis may require substantial investments over a lengthy period of time. Further, most of the risks applicable to our business generally are also applicable to the business of Supplier Oasis. If we are unable to generate sufficient revenues and gross profits from Supplier Oasis, it could have a material adverse effect on our business.
Our Farmers Market offering faces competition from a variety of competitors.
We offer Farmers Market, a tab within our Website from which our customers, in certain locations, can order locally grown fresh produce and other food products. Farmers Market competes with a wide variety of businesses nationwide, many of which have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Our continued development of Farmers Market may involve delivery and other issues that may be different from those we face in connection with the sale and delivery of non-perishable products. The sale of food products is highly regulated, both by health and safety regulations and by regulations governing labeling. Further, most of the risks applicable to our business generally are also applicable to our Farmers Market business. Any significant difficulties we encounter with our Farmers Market offering could have a material adverse effect on our business.

Our insurance offerings face competition from traditional insurance brokers and direct insurance marketing organizations.
We offer a tab within our website that connects our customers to live quotes for insurance for vehicle, residential and small businesses on our Website. The insurance business is highly competitive, and many of our current and potential competitors in this area have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Further, most of the risks applicable to our business generally are also applicable to our insurance offerings business. Any significant difficulties we encounter with our insurance offerings could have a material adverse effect on our business.

Risks Related to Litigation
We are routinely involved in substantial litigation.
From time to time we receive claims and become subject to lawsuits involving consumer protection, employment, intellectual property and other matters related to the conduct and operation of our business and the sale of products on our Website, including claims by regulators and by customers. In addition, we have in the past been and in the future may be, involved in substantial litigation, including litigation regarding the constitutionality of certain state tax laws, in which we are the plaintiff. Any such litigation, whether as plaintiff or defendant, may be costly and time consuming and could divert management and key personnel from our regular business operations. An unfavorable resolution of any such matter could have a material adverse effect on our business.

Risks Related to our Common Stock
The issuance of our Series A Preferred Stock and our Series B Preferred Stock could adversely affect the holders of our common stock in some circumstances.
Our issuance in December 2016 of our Series A Preferred Stock and our Series B Preferred Stock (collectively sometimes called the “Preferred Stock”) could adversely affect the holders of our common stock in some circumstances.  See “Risks Related to our Preferred Stock - The issuance of our Series A Preferred Stock and our Series B Preferred Stock could adversely affect the holders of our common stock in some circumstances,” below.

The price of our common stock and any other securities may be volatile and you may lose all or a part of your investment.
The market price of our common stock historically has been subject to significant fluctuations. These fluctuations could continue. It is possible that in future periods our results of operations may be below the expectations of investors and any analysts. If this occurs, the market price of our securities may decline substantially. Any of the foregoing could have a material adverse effect on our business and particularly on our ability to raise capital.
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
We have experienced and expect to continue to experience significant fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Our gross revenues have historically been significantly higher in the fourth calendar quarter of each year than in the following quarters due primarily to increased shopping activity during the holiday season. Further, we generally increase our inventories substantially in anticipation of holiday season shopping activity, which has a negative effect on our cash flow. Securities analysts and investors may inaccurately estimate the effects of seasonality on our results of operations in one or more future quarters and, consequently, our operating results may fall below expectations, causing the market price of our securities to decline. Any of the foregoing could have a material adverse effect on our business.

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
Our board has granted, and in the future expects to make additional grants, of restricted stock units (“RSUs”) to certain of our employees and directors. Upon vesting, one share of our common stock is issued for every RSU held. Under the terms of these grants, the board could determine to accelerate the vesting of RSUs in the event of a sale of our company or otherwise, which would result in an increase in the number of shares outstanding, and would dilute shareholders’ ownership of our company. Although the number of RSUs outstanding changes frequently, the aggregate amount outstanding as of December 31, 2016 was 2.2% of the number of shares of common stock outstanding.
We have issued and in the future may again issue preferred stock as authorized by our amended and restated certificate of incorporation without further stockholder approval for purposes unrelated to any stockholder rights plan, and any such preferred stock could entitle the holders to rights superior to those of the holders of our common stock.
Our amended and restated certificate of incorporation authorizes our Board to designate and issue preferred stock on such terms as may be approved by the Board without further stockholder approval. In addition to the possibility that the Board could do so in connection with the adoption of a stockholder rights plan as described above, the Board has done so and could do so again for a variety of other purposes. See “Risks Related to our Preferred Stock,” below.
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
Regulation SHO requires the stock exchanges to publish daily a list of companies whose stock has failures-to-deliver above a certain threshold. It also requires mandatory close-outs for open fail-to-deliver positions in threshold securities persisting for over 13 days. In the past our common stock frequently appeared on the Regulation SHO threshold list for extended and continuous periods and in the past our stock has been on the list for more trading days than any other company.

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
Risks Related to our Preferred Stock
The issuance of our Series A Preferred Stock and our Series B Preferred Stock could adversely affect the holders of our common stock in some circumstances.

In December 2016, we issued shares of our Blockchain Voting Series A Preferred Stock (the “Series A Preferred”) and our Voting Series B Preferred Stock (the “Series B Preferred,” and together with the Series A Preferred, collectively sometimes called the “Preferred Stock”) in a registered rights offering (the “rights offering”). The Preferred Stock could adversely affect the holders of our common stock in some circumstances. Except as required by law, the Preferred Stock will vote with the common stock on all matters submitted to a vote of the common stock, with holders of the Preferred Stock having one vote for each share of Preferred Stock held. As of February 2, 2017, the 695,898 issued shares of Preferred Stock constituted approximately 2.7% of the total number of shares of the Preferred Stock and the common stock, taken together.  The Preferred Stock ranks senior to the common stock with respect to dividends. Holders of the Preferred Stock will be entitled to an annual cash dividend equal to $0.16 per share of Preferred Stock, in preference to any dividend payment to the holders of the common stock.  Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in any non-cash dividends we pay to holders of the common stock, subject to different treatment if we effect a stock dividend, stock split or combination of the common stock. The Preferred Stock will rank on a parity with the common stock with respect to rights upon our liquidation, winding up or dissolution. If we are a party to any merger or consolidation in which the common stock is changed into or exchanged for stock or other securities of any other person (or the Company) or cash or any other property (or a right to receive the foregoing), we will be required to use all commercially reasonable efforts to cause each outstanding share of the Preferred Stock to be treated as if such share were an additional outstanding share of common stock in connection with any such transaction.

The Series A Preferred and the tØ Platform are novel, and the use of the PRO Securities ATS utilizing the tØ Platform for trading public digital securities was untested prior to the December 2016 closing of the offering of the Series A Preferred.
Trades in non-digital publicly traded securities currently take place through the continuous net settlement system operated by The Depositary Trust Company (“DTC”) and generally settle on the third day following the day on which the purchase and sale commitments are made. This delayed settlement model is the current standard in the United States for the sale and settlement of publicly traded securities, all of which are currently non-digital. The Series A Preferred does not trade or settle through the traditional system; rather, shares of Series A Preferred trade exclusively on a registered alternative trading system (the “PRO Securities ATS”) operated by our indirect majority-owned subsidiary PRO Securities LLC (“PRO Securities”) utilizing technology known as the tØ Issuance and Trading Platform (the “tØ Platform”). Unlike trades through the traditional system, trades of the Series A Preferred settle on the trade date. The tØ Platform is a recent development, licensed by PRO Securities from our majority-owned subsidiary tØ.com, Inc., formerly named Medici, Inc. (“tØ.com”), and the tØ Platform had not been tested with public trading of digital securities prior to the closing of the offering of the Series A Preferred in December 2016. Consequently, investors in the Series A Preferred bear the risks of investing in a novel type of security that trades exclusively on a novel type of trading platform and that is subject to a number of unusual restrictions, as well as the risks of investing in our business. Any failure of the PRO Securities ATS or of the tØ Platform to perform as expected could have a material adverse effect on holders’ ability to sell the Series A Preferred.
The technology on which the tØ Platform depends has been developed by our majority-owned subsidiary, tØ.com, and is licensed by its subsidiary, PRO Securities, and the Series A Preferred depends on both tØ.com and on PRO Securities, neither of which has substantial resources.
tØ.com is a majority-owned subsidiary of ours and owns 100% of the equity interest in PRO Securities. tØ.com licenses the tØ Platform to PRO Securities, and PRO Securities operates the PRO Securities ATS. tØ.com also licenses the tØ Platform to the Company for the Company’s use in connection with the Series A Preferred. Neither tØ.com nor PRO Securities has substantial resources. PRO Securities had net capital of approximately $24,141 at December 31, 2016. Neither tØ.com nor PRO Securities has any legally binding commitment from any person, including the Company, to contribute additional capital or to make any loan to either of them. If any one or more of the Company, tØ.com or PRO Securities were to be unable to fund its operations in the future, or if any one or more of the Company, tØ.com or PRO Securities were to become the subject of a bankruptcy or other insolvency proceeding, PRO Securities might be unable to continue to operate the tØ Platform, and the Series A Preferred could be materially adversely affected. In any such event, holders of our capital stock, including the Series A Preferred, could lose their entire investment in our capital stock, including all amounts invested in the Series A Preferred.
The requirement that each prospective purchaser of Series A Preferred open and maintain an online brokerage account with Keystone may initially limit the number of potential trading market purchasers of Series A Preferred to the purchasers of Series A Preferred in the rights offering.
In order to trade in the Series A Preferred, a prospective purchaser is required to open an online brokerage account with Keystone Capital Corporation (“Keystone”) and holders of Series A Preferred will be unable to access their shares of Series A Preferred except through that account. We anticipate that it will take time for persons who were not investors in the rights offering to make the decision to open the required account with Keystone in anticipation of trading in the Series A

Preferred, and it is possible that very few will ever do so. Consequently, we expect liquidity in the Series A Preferred to be very limited, which could have a material adverse effect on holders’ ability to trade the Series A Preferred.

Prior to the rights offering there was no trading market for the Series A Preferred or the Series B Preferred, and active trading markets may not develop.
The Series A Preferred is a new issue of securities that may be traded only on an unprecedented trading platform. Prior to the rights offering there was no established trading market for the Series A Preferred, and no digital security had ever been publicly traded on the PRO Securities ATS or utilizing the tØ Platform. As of February 1, 2017 only 140 persons had opened online brokerage account with Keystone for the purpose of acquiring and holding shares of Series A Preferred, including persons who opened accounts in order to participate in the rights offering, and a very small number of trades in the Series A Preferred had taken place since the closing of the rights offering in December 2016. The Series A Preferred is not and will not be listed on any securities exchange or any other market of any kind, other than the PRO Securities ATS utilizing the tØ Platform. Even if a trading market for the Series A Preferred does develop on the PRO Securities ATS utilizing the tØ Platform, the depth and liquidity of that market and the ability of the holders to sell the Series A Preferred may nevertheless be very limited, which may have a material adverse effect on holders of the Series A Preferred.
The Series B Preferred is a new issue of securities, and prior to the rights offering there was no trading market for the Series B Preferred. The Series B Preferred is not and will not be listed on any securities exchange. The Series B Preferred is traded in the over-the-counter market and we expect it to be quoted on the OTCQB market operated by OTC Markets Group. We have encountered an unexpected delay in the quotation of the Series B Preferred on the OTCQB. OTC Markets is unable to publicly provide quotation or trade data until FINRA clears a Form 211 filed by a broker dealer. We understand that one or more broker dealers have made Form 211 filings with FINRA, but to date FINRA has not cleared any of them. In any case, we continue to expect that the depth and liquidity of trading and the ability of the holders to sell Series B Preferred may be very limited, which may have a material adverse effect on holders of Series B Preferred.

We do not intend to issue any additional shares of either Series A Preferred or Series B Preferred, which is expected to result in very limited trading in each series.
Although we have the right to convert the outstanding shares of Series A Preferred into Series B Preferred, we do not intend to issue any additional shares of Series A Preferred or any additional shares of Series B Preferred. Consequently, we expect trading of the Series A Preferred and the Series B Preferred to be limited to the shares we issued in the rights offering. As a result, trading in the Series A Preferred and the Series B Preferred may be very limited.
We do not expect there to be any market makers to develop a trading market in the Series A Preferred.
Most securities that are publicly traded in the United States have one or more broker-dealers acting as “market makers” for the security. A market maker is a firm that stands ready to buy and sell the security on a regular and continuous basis at publicly quoted prices. We do not believe that the Series A Preferred will have any market makers, which could contribute to a lack of liquidity in the Series A Preferred, and could have a material adverse effect on holders’ ability to trade the Series A Preferred.
Accounts for the Series A Preferred will be held directly in the customer’s name, rather than in “street name.”
Each investor in the Series A Preferred is required to open an online brokerage account in his, her or its name with Keystone. Investors are not permitted to hold their Series A Preferred in “street name.” The Series A Preferred shares are not held at a central securities depository. Instead, the shares are directly recorded on our stockholder books and records maintained by Computershare Trust Company, N.A. (“Computershare”). As a very substantial portion of U.S. publicly traded securities currently are held in “street name,” we expect that many potential investors in the Series A Preferred may not be interested in holding securities in their own names and therefore will not invest in the Series A Preferred. In addition, as a result of this requirement, individual retirement accounts and other fiduciary or nominee accounts including 401(k) accounts are unable to acquire shares of Series A Preferred (although custodial accounts for minors are permitted if the custodian would qualify to purchase shares of Series A Preferred on its own behalf, subject to certain restrictions). We expect that these limitations will further limit liquidity in the Series A Preferred, and the limitations may have a material adverse effect on the development of any trading market in the Series A Preferred.
The complete trading history of each digital wallet will be available to the general public and it may be possible for members of the public to determine the identity of the holders of wallets.

The tØ Platform makes trade data publicly available shortly after each trade. Although the trade data that the tØ Platform makes publicly available is anonymous, the publicly available information includes the digital wallet address (the location where records of transactions and balances involving the series A Preferred are stored) of each holder transacting in Series A Preferred, and the entire trading history of each digital wallet (including the number of securities traded by each digital wallet, the price of each trade and the balance of the securities held in each digital wallet). As a result, the trading history of each digital wallet is available to the general public. It may be possible for members of the public to determine the identity of the holders of certain wallets based on the information that the tØ Platform makes publicly available and other publicly available information, including any ownership reports required to be filed with the SEC regarding the Series A Preferred.
In addition, Delaware law provides that any stockholder of the Company has the right upon written demand under oath stating the purpose of the demand to inspect and copy the Company’s stock ledger and a list of its stockholders for any proper purpose. Delaware law also requires the Company to make lists of its stockholders, including the number of shares held, available for inspection by stockholders of the Company in connection with stockholder meetings. These lists disclose the identity of stockholders of record, but not stockholders who hold their shares in “street name.” Because all holders of the Series A Preferred will be holders of record, all of them will be subject to the risk of loss of their anonymity.
Potential investors who desire to execute their trades in relative anonymity may find these aspects of the tØ Platform unattractive, which may further limit liquidity in the Series A Preferred, and may have a material adverse effect on the development of any trading market in the Series A Preferred.
Only certain persons and entities are able to acquire Series A Preferred.
Only certain persons and entities may purchase Series A Preferred. We expect that these limitations will limit liquidity in the Series A Preferred, and the limitations may have a material adverse effect on the development of any trading market in the Series A Preferred.
The Series A Preferred and the development of a trading market for the Series A Preferred will depend on both Keystone and its clearing broker, ETC.
The Series A Preferred will depend on the continuing business operations of both Keystone and Electronic Transaction Clearing, Inc. (“ETC”). Keystone is the only broker-dealer authorized to provide the accounts required to acquire, hold and trade shares of Series A Preferred, and ETC is the clearing broker for Keystone with respect to the Series A Preferred. Any failure of either Keystone or ETC to continue operating its business in the ordinary course or to satisfactorily perform their respective obligations could require PRO Securities to engage a substitute broker-dealer to perform the functions we expect Keystone to perform, and Keystone or such substitute broker-dealer might need to engage a substitute clearing broker. PRO Securities or Keystone may not be able to do so on a timely basis or at all. A transition from Keystone to a replacement broker-dealer or from ETC to a replacement clearing broker would be a lengthy process, during which time it would be impossible to trade Series A Preferred.
A violation of privacy or data protection laws could have a material adverse effect on PRO Securities, tØ.com or other entities, the tØ Platform and the Series A Preferred.
PRO Securities, tØ.com and other entities relevant to the operation of the PRO Securities ATS utilizing the tØ Platform, including Keystone, ETC and Computershare, are subject to applicable privacy and data protection laws and regulations. Any violations of laws and regulations relating to the safeguarding of private information could subject us or any of them to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect the ability of PRO Securities to operate the PRO Securities ATS or to use the tØ Platform, either of which could have a material adverse effect on holders’ ability to trade Series A Preferred.
PRO Securities, tØ.com, the PRO Securities ATS, the tØ Platform and the other entities relevant to the operation of the PRO Securities ATS are subject to cyberattacks, security risks and risks of security breaches.
PRO Securities, tØ.com, the PRO Securities ATS, the tØ Platform and the other entities relevant to the operation of the PRO Securities ATS utilizing the tØ Platform, including Keystone, ETC and Computershare, are all subject to cyberattacks, security risks and risks of security breaches. An attack on any of them or a breach of security of any of them could result in a loss of private data, unauthorized trades, and an interruption of trading for an extended period of time. Any such attack or breach could adversely affect the ability of PRO Securities to operate the PRO Securities ATS or to utilize the tØ Platform, or both, any of which could have a material adverse effect on holders’ ability to trade the Series A Preferred. Any breach of data security that exposes or compromises the security of any of the private digital keys used to authorize or validate transaction orders, or that enables any unauthorized person to generate any of the private digital keys, could result in unauthorized trades and would have a material adverse effect on the Series A Preferred. Because trades on the PRO Securities ATS utilizing the tØ Platform settle on the trade date, it could be impossible to correct unauthorized trades.
In the event of the insolvency of Keystone or ETC, the Securities Investor Protection Corporation would be unable to cause the return of shares of Series A Preferred until a substitute for Keystone or ETC, as applicable, was in place.
The Securities Investor Protection Corporation (“SIPC”) oversees the liquidation of member broker-dealers that close when the broker-dealer is bankrupt or in financial trouble, and customer assets are missing. In a liquidation under the Securities Investor Protection Act, SIPC and a court-appointed trustee typically work to return customers’ securities and cash. Within limits, SIPC expedites the return of missing customer property by protecting each customer up to $500,000 for securities and cash (including a $250,000 limit for cash only). If Keystone or ETC were to become insolvent, the structure of the trading system for the Series A Preferred could cause delays in the return of Series A Preferred until a substitute for Keystone or ETC, as applicable, was in place, which could have a material adverse effect on holders of Series A Preferred.
Certain transactions involving the Series A Preferred will require manual intervention, which could result in errors.
All ordinary course Series A Preferred purchase and sale transactions initiated by purchasers and sellers through their Keystone accounts are executed on the PRO Securities ATS utilizing the automated processes of the tØ Platform, without separate manual intervention by any of the relevant parties. Extraordinary transactions, however, may require manual intervention, which would be initiated by employees of ETC through the tØ Platform. For example, a unilateral transfer to a specific transferee, such as gift to a family member or charity, or an involuntary transfer pursuant to a court order, will require such manual intervention. In any situation involving manual intervention, there is a risk of human error. The same-day settlement of trades on the PRO Securities ATS utilizing the tØ Platform also means that any error not detected promptly on the trade date may be impossible to correct. See “The same-day settlement of trades on the PRO Securities ATS utilizing the tØ Platform may make it impossible to correct trading errors in the Series A Preferred” below.
The same-day settlement of trades on the PRO Securities ATS utilizing the tØ Platform may make it impossible to correct trading errors in the Series A Preferred.
Trades on the PRO Securities ATS utilizing the tØ Platform settle on the trade date rather than on a three-day (or T+3) basis. This may make it impossible to correct trading errors that might have been corrected prior to settlement under a T+3 system. Consequently, persons acquiring shares of Series A Preferred must accept the risk that correction of any trading errors may be impossible. The occurrence of any such trading error could have a material adverse effect on any affected holder of Series A Preferred. Further, in the future ETC’s custody and settlement systems may be able to move funds between customer accounts in near real-time after order executions are recorded by the PRO Securities ATS on the electronic data store in which the ownership and transfer of the Series A Preferred are recorded (the “Proprietary Ledger”), which would result in near-real time settlement, which would further increase the risk that correction of trading errors may be impossible.
The technology on which the tØ Platform depends is in an area in which tØ.com and PRO Securities have limited experience.
Neither tØ.com nor PRO Securities has significant experience with the technology on which the tØ Platform depends or the operation of the tØ Platform. The creation and operation of a digital system for the public trading of securities utilizing a distributed ledger to enable members of the public to confirm that the public copies of the Proprietary Ledger have not been altered are subject to technical, legal and regulatory constraints. Portions of the technology utilized by the tØ Platform have been developed by tØ.com very recently. Any problems tØ.com or PRO Securities encounters with the operation of the tØ Platform, including technical, legal and regulatory problems, could have a material adverse effect on the Series A Preferred.
The tØ Platform has been developed by key technology employees of tØ.com and its affiliates, and its operation and further development depend on the continued availability of those key employees.
The tØ Platform, including the technology and intellectual property involved in its creation and operation, has been developed primarily by a small number of key technology employees of tØ.com and its affiliates. The loss of the services of any of those key employees could have a material adverse effect on the ability of tØ.com to maintain the tØ Platform, which could have a material adverse effect on PRO Securities’ ability to use the tØ Platform. If tØ.com were to lose the services of any such key employees, it could be difficult or impossible to replace them, and the loss of any of them could have a material adverse effect on the Series A Preferred.

tØ.com may continue to modify the tØ Platform, and any such modifications could require periods of downtime during which trading on the PRO Securities ATS might be suspended.
tØ.com developed the tØ Platform recently and intends to continue to work on enhancements to the tØ Platform. The continued development of enhancements to the tØ Platform or other modifications of the tØ Platform could cause service interruptions and interruptions in trading on the PRO Securities ATS, which could make it impossible to trade the Series A Preferred from time to time. Any such interruptions could occur with little or no notice.
Our use of the Bitcoin blockchain to enable members of the public to confirm that the public copies of the Proprietary Ledger have not been altered depends on the continued availability and functioning of the Bitcoin blockchain.
The Series A Preferred trade exclusively on the PRO Securities ATS utilizing the tØ Platform. The tØ Platform embeds a digital fingerprint in the Bitcoin blockchain that may be used to confirm that the public copies of the Proprietary Ledger have not been altered. No person, business, governmental authority or other entity or authority of any kind has any obligation to provide any financial, technical or other support to the continued operation or development of blockchain technology. If the Bitcoin blockchain were to become unavailable to us in its current form and functionality for any reason, we would need to use a different publicly distributed ledger, which could make it more difficult for members of the public to confirm that the public copies of the Proprietary Ledger have not been altered, which could have a material adverse effect on the Series A Preferred.
Investors may not have the skills necessary to confirm that the public copies of the Proprietary Ledger have not been altered.
In order to confirm that the public copies of the Proprietary Ledger have not been altered, a person must have the technical skills required to do so. If an investor does not have those technical skills, the investor will be unable to personally confirm that the public copies of the Proprietary Ledger have not been altered.
Trading in the Series A Preferred depends on the operation and functionality of the PRO Securities ATS, on tØ.com’s proprietary tØ Platform and on the Proprietary Ledger.
The Series A Preferred trades exclusively on the PRO Securities ATS utilizing the tØ Platform. The ATS is operated and maintained by PRO Securities, and the tØ Platform is maintained by tØ.com. Each of PRO Securities and tØ.com is a direct or indirect majority-owned subsidiary of the Company, and neither of them has substantial resources. If the PRO Securities ATS or the tØ Platform were to fail to operate as intended for any reason, trading in the Series A Preferred could be impossible until the failure were corrected and full functionality of the affected system or systems were restored and tested. Further, if the Proprietary Ledger were to fail to operate as intended, or were to become unavailable to us in its current form and functionality for any reason, the tØ Platform might be unable to publish trade data or to provide trade data to ETC and to the transfer agent. Any of the foregoing could have a material adverse effect on our ability to execute or settle trades of Series A Preferred, to maintain accurate records of the ownership of the Series A Preferred and to comply with our obligations relating to records of the ownership of the Series A Preferred and a material adverse effect on the holders of the Series A Preferred.
The Series A Preferred depends on Computershare as the transfer agent for the Series A Preferred.
Computershare serves as the transfer agent for both the Series A Preferred and the Series B Preferred. If Computershare were unable or unwilling for any reason to serve as the transfer agent for the Series A Preferred, trading in the Series A Preferred would be impossible unless we were able to locate another transfer agent able and willing to serve as a replacement transfer agent for the Series A Preferred. We estimate that a transition from Computershare to a replacement transfer agent would take approximately three months; however, any such transition could take longer, during which time it would be impossible to trade in the Series A Preferred.
The tØ Platform relies on technology and intellectual property rights licensed from tØ.com to PRO Securities.
The ability of PRO Securities to operate the PRO Securities ATS utilizing the tØ Platform depends on technology and intellectual property rights that PRO Securities licenses from our majority-owned subsidiary tØ.com. Keystone, ETC and Computershare, in the performance of their respective obligations, also depend on the technology and intellectual property rights that they license (or have licensed on their behalf) from tØ.com. If for any reason tØ.com were to fail to comply with its obligations under the applicable license agreement, or were unable to provide or were to fail to provide the technology and intellectual property that PRO Securities requires, PRO Securities would be unable to operate the PRO Securities ATS utilizing the tØ Platform, which would have a material adverse effect on the Series A Preferred.

If the rights of tØ.com to the technology or intellectual property it licenses to PRO Securities were invalidated or limited, PRO Securities might not be able to operate the PRO Securities ATS utilizing the tØ Platform.
tØ.com has filed both provisional and non-provisional patent applications covering numerous aspects of the technology relating to the tØ Platform, none of which have been granted. If third parties obtain patents covering any or all of the technology relating to the tØ Platform, or if the rights of tØ.com to the technology or intellectual property necessary for the operation of the tØ Platform were otherwise invalidated or limited, PRO Securities could become unable to operate the PRO Securities ATS utilizing the tØ Platform, which would have a material adverse effect on the Series A Preferred and could have a material adverse effect on the Company.
The tØ Platform may face substantial competition from a number of known and unknown competitors as well as the risk that one or more of them may obtain patents covering technology critical to the operation of the tØ Platform.
We believe that a number of organizations are or may be working to develop trading systems utilizing distributed ledger or blockchain technologies that may be competitive with the tØ Platform. Some or all of such organizations and/or their respective investors have substantially greater resources than tØ.com or we have, and many of them appear to be attempting to patent technologies that may be competitive with or similar to the technology tØ.com has developed. We do not have access to detailed information about the technologies these organizations and/or their respective investors may be attempting to patent. If one or more other persons, companies or organizations obtains a valid patent covering technology critical to the tØ Platform, tØ.com and we and the other entities that need the relevant technology in order to enable the tØ Platform to operate as intended might be unable or unwilling to license the technology, and it could become impossible for the tØ Platform to operate, which would have a material adverse effect on the Series A Preferred and could have a material adverse effect on the Company.
Some market participants may oppose the development of distributed ledger or blockchain-based systems like the tØ Platform.
Many participants in the system currently used for trading public securities in the United States may oppose the development of alternative systems such as the tØ Platform. The market participants who may oppose such a system may include market participants with significantly greater resources, including financial resources and political influence, than we have. The ability of PRO Securities to operate the tØ Platform could be adversely affected by any actions of any such market participants that result in additional regulatory requirements or other activities that make it more difficult for PRO Securities to operate the tØ Platform, which could have a material adverse effect on the Series A Preferred.
Current regulations could require the PRO Securities ATS to be registered as an exchange under the Securities Exchange Act of 1934 and may effectively limit trading on the PRO Securities ATS utilizing the tØ Platform.
Under current law, an organization, including an alternative trading system, generally is exempt from the definition of an “exchange” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), if it is in compliance with Regulation ATS. However, an organization, including a registered ATS, can lose the exemption if it fails to maintain compliance with Regulation ATS or if (1) during three of the preceding four calendar quarters such an organization had (A) 50% or more of the average daily dollar trading volume in any security and 5% or more of the average daily dollar trading volume in any class of securities or (B) 40% or more of the average daily dollar trading volume in any class of securities; and (2) the SEC determines, after notice to the organization and an opportunity for the organization to respond, that such an exemption would not be necessary or appropriate in the public interest or consistent with the protection of investors taking into account the requirements for exchange registration under section 6 of the Exchange Act and the objectives of the national market system under the Exchange Act. Consequently, even if PRO Securities and the PRO Securities ATS are in compliance with Regulation ATS, the SEC could determine that the PRO Securities ATS should not be exempt from the requirements to register as an exchange. Any such determination, and the process leading up to any such determination, would result in substantial costs and would have an adverse effect on PRO Securities, the PRO Securities ATS and the Company. PRO Securities may not have the resources, ability or willingness to register the PRO Securities ATS as an exchange. This potential limitation may effectively limit trading on the PRO Securities ATS and the tØ Platform, which could have a material adverse effect on the Series A Preferred.
The potential application of U.S. laws regarding investment securities to the Series A Preferred is unclear.
The commercial law regarding investment securities in the United States is well-developed. Article 8 of the Uniform Commercial Code as adopted in most states, including Delaware, provides a set of rules that governs common aspects of securities transfers and related matters. Because of the differences between the Series A Preferred and traditional investment securities, there is a risk that issues that might easily be resolved by existing law if traditional securities were involved may not be easily resolved for the Series A Preferred. The occurrence of any such issue or dispute could have a material adverse effect on the holders of Series A Preferred.
The potential application of U.S. laws regarding virtual currencies and money transmission to PRO Securities’ use of the Bitcoin blockchain is unclear.
Existing state and federal laws applicable to various activities of persons exchanging or otherwise using virtual currencies, in some cases expressly including Bitcoin, impose prohibitions and require licensing or registration requirements and impose substantive regulations on such persons. Many more states impose licensing and substantive regulation on persons engaging in various activities relating to money transmission, some of which do or may apply to the transmission of virtual currencies such as Bitcoin. The failure to be properly licensed and registered if required under any of these state or federal laws can be a criminal offense. The tØ Platform will use the Bitcoin blockchain for the purpose of enabling members of the public to confirm that the public copies of the Proprietary Ledger have not been altered. The tØ Platform will not use the Bitcoin blockchain for any purpose of transmitting value; the tØ Platform will simply transmit nominal amounts of Bitcoin to itself in order to embed data relating to Series A Preferred transactions into the Bitcoin blockchain. We estimate that the value of the Bitcoin to be transmitted will total approximately $5.00 or less per trading day. The tØ Platform is not licensed under the virtual currency or money transmission regulations of any state in the United States, and is not registered with the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury. Although we do not believe that the tØ Platform’s proposed use of the Bitcoin blockchain requires licensing or registration by any state or registration with FinCEN, if any regulatory authority were to assert otherwise, it could have a material adverse effect on the ability of the tØ Platform to publish Series A Preferred trade data to the Bitcoin blockchain.
The potential application of foreign laws to the tØ Platform is unclear.
Any person opening an account with Keystone will be required to represent that doing so and acquiring shares of Series A Preferred will not cause a violation of any law, rule or regulation of any jurisdiction outside of the United States and will not subject us or PRO Securities or the tØ Platform to regulation by any authority in any jurisdiction outside of the United States. We are also limiting purchasers of Series A Preferred to certain U.S. residents, entities and trusts. If we became subject to any law, rule or regulation of any jurisdiction outside of the United States, it could have a material adverse effect on the ability of PRO Securities to operate the tØ Platform and on the Series A Preferred.
Regulatory or factual developments may adversely affect the tØ Platform, its future development, or both.
Neither PRO Securities nor tØ.com is registered as a transfer agent under the Exchange Act. If PRO Securities or tØ.com were required to register as a transfer agent, the process would be expensive and one or both entities might be unable to do so. Further, future regulatory developments could otherwise affect the tØ Platform or the ability of PRO Securities to operate the tØ Platform. To the extent that any current or future regulatory requirements adversely affect the ability of PRO Securities to operate the tØ Platform or its ability to utilize the Bitcoin blockchain, such regulatory requirements would have a material adverse effect on the Series A Preferred.
PRO Securities and SpeedRoute are registered broker-dealers and are subject to extensive regulation.
Broker-dealers are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. PRO Securities and SpeedRoute are registered with the SEC as broker-dealers under the Exchange Act and in the states in which they conduct securities business and are members of the Financial Industry Regulatory Authority (“FINRA”) and other SROs. PRO Securities and SpeedRoute are subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which it is registered or licensed or of which it is a member. Any failure of PRO Securities or SpeedRoute to comply with all applicable rules and regulations could have a material adverse effect on the Series A Preferred.
PRO Securities is involved in an ongoing dialog with regulatory authorities.
PRO Securities has been and remains involved in ongoing discussions with regulatory authorities about the operation of the PRO Securities ATS utilizing the tØ Platform and various matters relating to the regulated entities involved. While many of the discussions have been relatively informal, PRO Securities has also received and responded to written inquiries, and most recently received and responded to additional written inquiries from FINRA. While we consider these continuing inquiries to be ordinary course in light of the non-traditional nature of the registered alternative trading system operated by PRO Securities utilizing the tØ Platform, any failure of PRO Securities to satisfy FINRA or any other regulatory authority that PRO Securities is in compliance with all applicable rules and regulations could have a material adverse effect on the Series A Preferred.

PRO Securities and Computershare may experience operational or other difficulties with the role Computershare is expected to perform, and our strategic interests and objectives and those of Computershare may not be completely aligned and may diverge over time.
The Company has engaged Computershare to serve as transfer agent for the Series A Preferred. Computershare uses the tØ software to receive new and updated shareholder personal identifying information from Keystone and transaction information recorded on the Proprietary Ledger in order to update and maintain the share register. To our knowledge, our relationship with Computershare is the first of its kind, and there are risks of difficulties with both the operational aspects of the relationship and the strategic aspects of the relationship. Even if the operational aspects of the relationship work as anticipated, our strategic interests and objectives and those of Computershare are different, and they may diverge further over time. Any difficulties we encounter with either the operational aspects of our relationship with Computershare or with the alignment of our respective strategic interests and objectives, or any other difficulties we may encounter in our business relationship with Computershare, could have a material adverse effect on the ability of PRO Securities to operate the PRO Securities ATS utilizing the tØ Platform and have a material adverse effect on holders’ ability to trade the Series A Preferred.
The requirement that each prospective purchaser of our Series A Preferred open and maintain an online brokerage account with Keystone may subject customers to the risk of fee and commission increases by Keystone.
At present the tØ Platform does not allow more than a single broker-dealer to provide access to the system. The lack of an alternative broker-dealer to provide access to the tØ Platform may subject customers to the risk of fee and commission increases by Keystone. Keystone has agreed to limits on the fees and commissions it will charge to customers who trade shares of the Series A Preferred; however, if PRO Securities and tØ.com agree to amend the relevant agreements to permit increases to those limits, or if such agreements or the provisions regarding such matters were ineffective for any reason, it could have a material adverse effect on holders of the Series A Preferred.
Due to the unavailability of Rule 144 for resales of Series A Preferred and anticipated low volume restrictions for sales by affiliates of the Company of Series B Preferred under Rule 144, Company affiliates may elect not to acquire Series A Preferred or Series B Preferred.
Rule 144 is not available for resales of Series A Preferred. In addition, because the number of shares of Series B Preferred outstanding may be very small, Rule 144 may permit public resales of Series B Preferred by our affiliates only in very small amounts. As a result, affiliates of the Company may have difficulty reselling Series A Preferred and Series B Preferred unless we register their sales. To make it easier for affiliates of the Company to publicly resell Series A Preferred and Series B Preferred, we intend to register their resales. We have entered into a registration rights agreement pursuant to which we have agreed to file a registration statement for resales of Series A Preferred and Series B Preferred by our affiliates; however, such registration statement may not become or remain effective. Further, a seller under a registration statement may have liabilities that a seller under Rule 144 does not have. Very few of our affiliates subscribed for shares of Preferred Stock in the rights offering, and any or all of these matters may cause affiliates of the Company to elect not to acquire shares of Series A Preferred or Series B Preferred after the rights offering, which could limit liquidity in the Series A Preferred or Series B Preferred or depress the trading prices of the Series A Preferred or Series B Preferred.
Affiliates of the Company may incur substantially greater risks in selling shares of Series A Preferred or Series B Preferred under a registration statement than they would if they were able to sell under Rule 144.
Because Rule 144 is not available for public resales of Series A Preferred, and because Rule 144 likely will permit resales of Series B Preferred by affiliates only in very small amounts, affiliates may be unable to sell Series A Preferred or Series B Preferred except pursuant to a registration statement that we expect to file for their resales. However, a seller under a registration statement may have liabilities that a seller under Rule 144 does not have. Consequently, affiliates of the Company who acquire shares of Series A Preferred or Series B Preferred and subsequently sell them under any such registration statement could incur material liabilities that they would not have risked incurring in sales under Rule 144.
Rule 144 also will not be available for resales of “restricted shares” of Series A Preferred.
Persons, including non-affiliates of a public company such as the Company, who acquire shares directly or indirectly from the public company, or from an affiliate of the public company, in a transaction or chain of transactions not involving any public offering, acquire “restricted shares” for purposes of Rule 144. Although Rule 144 permits public sales of “restricted shares” subject to certain conditions, we do not expect Rule 144 ever to be available for any sales of Series A Preferred. Because all of the shares of Series A Preferred and Series B Preferred were issued in a registered public offering, and because we expect to register the resale of shares of Series A Preferred and Series B Preferred by our affiliates, we do not anticipate that any outstanding shares of Series A Preferred or Series B Preferred will be “restricted” for purposes of Rule 144. However, any person who acquires any shares of Series A Preferred or Series B Preferred directly or indirectly from us, or directly or indirectly from any person who is then an affiliate of ours, in either case in a transaction or chain of transactions not involving any public offering (which term generally means registered offerings and sales under Rule 144), or who acquires shares of Series A Preferred or Series B Preferred in any other manner described in the definition of “restricted securities” in Rule 144, will acquire “restricted” shares. We do not expect Rule 144 ever to be available for public resales of any such shares of Series A Preferred, and the sale of any such shares may be difficult or impossible.
We will have an economic incentive to repurchase Series A Preferred and Series B Preferred at prices below the redemption price, and our doing so could cause the trading prices of Series A Preferred and Series B Preferred, as applicable, to decrease further.
We do not currently intend to repurchase any of the Series A Preferred or Series B Preferred. However, we could do so, subject to applicable laws and regulations regarding issuer repurchases of their capital stock. If we repurchase any shares, we would do so only at prices lower than the prices at which we might be entitled to redeem the shares. Because our right to redeem the Series A Preferred and the Series B Preferred will be at prices that will vary with the price of our common stock as well as the prices of the Series A Preferred and the Series B Preferred, respectively, and in any case would be no less than the Subscription Price, we will have an economic incentive to repurchase the shares at their trading prices from time to time if those prices are lower than the prices at which we would be entitled to redeem the shares. If we repurchase (or redeem) shares of either Series A Preferred or Series B Preferred, the trading market for the shares would become less liquid, which could cause the trading prices to decrease further, giving us an economic incentive to repurchase additional shares. The occurrence of the foregoing could have a material adverse effect on holders of Series A Preferred, the holders of Series B Preferred, or holders of both series, and on the liquidity in and trading prices of the Series A Preferred, the Series B Preferred or both.
We do not expect to register either the Series A Preferred or the Series B Preferred as a class of securities under the Exchange Act. Consequently investors may be unaware of holders of significant percentages of the Series A Preferred, the Series B Preferred, or both.
We do not expect to register either the Series A Preferred or the Series B Preferred under the Exchange Act. Consequently, the provisions of the Exchange Act requiring beneficial holders of more than 5% of a registered class of securities to report such beneficial holdings are unlikely to apply, and investors may be unaware of holders who may hold significant percentages of either the Series A Preferred or the Series B Preferred or both. Although the tØ Platform makes the holdings and trading histories of all digital wallets public, the information so provided is not a substitute for the types of information required by these securities laws.
In certain circumstances, we may be required to register the Series A Preferred or the Series B Preferred under Section 12(g) of the Exchange Act, which would subject significant stockholders to the reporting requirements of Regulation 13D-G.
Although we do not expect to register either the Series A Preferred or the Series B Preferred under the Exchange Act, we could be required to register one or both series in the future, including as a result of factors outside of our control, such as the number of record holders of the Series A Preferred or the Series B Preferred. Registration would mean, among other things, that a holder of shares of the applicable series could be required to file beneficial ownership reports with the SEC, generally to the extent such holder beneficially owns more than 5% of the shares of such series. Such holders therefore would become subject to additional obligations and liabilities under the Exchange Act, which could include monetary penalties for failure to file the required reports.
Decreases in the trading prices of our common stock could adversely affect the Series A Preferred, the Series B Preferred or both.
Decreases in the trading price of our common stock, which could occur as the result of developments in our business or from future sales of common stock by us or by holders of the common stock or for other reasons, may cause decreases in the trading prices of the Series A Preferred, the Series B Preferred, or both. For example, in the future, we may sell shares of our common stock to raise capital or to acquire interests in other companies. Any of these events may dilute an investor’s ownership interest in the Company and adversely affect the trading price of our common stock and, in turn, the trading prices of the Series A Preferred, the Series B Preferred, or both.
In addition, we have reserved shares of our common stock for issuance upon the exercise of stock options and upon vesting of restricted stock units granted under our equity incentive plan. We also intend to grant additional restricted stock units, and may grant other types of equity awards, under our equity incentive plans in the future. Any of these events, and any other event that results in sales of a substantial amount of our common stock in the public market, or the perception that any such sales may occur, could reduce the trading price of our common stock and, in turn, the trading prices of the Series A Preferred, the Series B Preferred, or both. This could also impair our ability to raise additional capital through the sale of our securities. Decreases in the trading price of the Series A Preferred or Series B Preferred could also adversely affect the price of the other series. Any of the foregoing events could have a material adverse effect on holders of the Series A Preferred and holders of the Series B Preferred and on the trading prices of the Series A Preferred, the Series B Preferred, or both.
Although the Series A Preferred and the Series B Preferred have characteristics similar to those of our common stock, the differences may adversely affect the trading prices of the Series A Preferred and of the Series B Preferred.
Each share of Series A Preferred and each share of Series B Preferred is intended to have voting and dividend rights and rights upon liquidation substantially similar to those of one share of our common stock, except that the Series A Preferred and the Series B Preferred will have a dividend preference over the common stock, the ownership of the Series A Preferred will be tracked on a publicly distributed ledger and we will have the right to redeem shares of Series A Preferred and/or Series B Preferred and to convert the Series A Preferred into Series B Preferred. The Series A Preferred will also be subject to other restrictions, particularly restrictions on ownership. These provisions may have a material adverse effect on the trading price of the Series A Preferred.
We will have the right to convert the outstanding shares of Series A Preferred into shares of Series B Preferred at any time, and the Series B Preferred might be trading for substantially less than the Series A Preferred at the time.
We will have the right to cause the conversion of all outstanding shares of Series A Preferred into shares of Series B Preferred at any time. If we were to do so at a time when the Series B Preferred were trading at a price lower than the trading price of the Series A Preferred, holders of Series A Preferred would likely experience an immediate and potentially material decrease in the market value of the Series A Preferred they hold and of the Series B Preferred they would receive upon the conversion. Investors should not purchase shares of Series A Preferred unless they are willing to hold shares of Series B Preferred in lieu of shares of Series A Preferred.
The terms of the Series B Preferred could be amended after the issuance of the Series B Preferred without the consent of the holders of the Series A Preferred.
The terms of the Series B Preferred may be amended without the consent of the holders of the Series A Preferred. Nevertheless, we will have the right to cause the conversion of all outstanding shares of Series A Preferred into shares of Series B Preferred at any time. Consequently, holders of Series A Preferred will be subject to the risk that their shares could be converted into shares of Series B Preferred having terms different from those of the Series B Preferred at the date of issuance or at the date of a holder's acquisition. Investors should not purchase shares of Series A Preferred unless they are willing to hold shares of the Series B Preferred in lieu of the Series A Preferred and are willing to accept the risk that the terms of the Series B Preferred could be amended prior to conversion without the consent of the holders of the Series A Preferred.
Even if the Series A Preferred and the Series B Preferred were to have characteristics identical to those of our common stock, a share of Series A Preferred and/or Series B Preferred might nevertheless have a substantially lower market value than a share of our common stock.
The trading prices of the Series A Preferred and the Series B Preferred may be substantially lower than the trading price of our common stock at any time. The market for the Series B Preferred is expected to have substantially less liquidity than the market for our common stock, which is traded on the Nasdaq Global Market, and the market for the Series A Preferred may be even more limited. The Series B Preferred trades in the over-the-counter market rather than on any securities exchange, and the Series A Preferred trades exclusively on the PRO Securities ATS utilizing the tØ Platform, which is a closed trading platform that had not experienced public trading in any security prior to the issuance of the Series A Preferred. Consequently, the trading prices of the Series A Preferred and the Series B Preferred may both be substantially lower than the trading price of our common stock, which could have a material adverse effect on holders of Series A Preferred and holders of Series B Preferred.
Holders of Preferred Stock have no rights with respect to our common stock, but they may be adversely affected by certain events or changes made with respect to our common stock.
Holders of Preferred Stock have no rights with respect to our common stock, and no right to convert their Series A Preferred or Series B Preferred into shares of common stock or to exchange their Series A Preferred or Series B Preferred for shares of common stock, except that such holders have the right to vote with the common stock (together with the holders of the other series of Preferred Stock) on any matter submitted to a vote of the holders of the common stock, the right to receive payments upon liquidation pari passu with the holders of the common stock (together with the holders of the other series of Preferred Stock) and the right to receive dividends (together with the holders of the other series of Preferred Stock) in preference to the holders of the common stock and to participate in cash dividends, if any, paid on the common stock. Holders of Preferred Stock do not have other rights of the holders of the common stock, including the right to respond to common stock tender offers, if any, and their investment in the Series A Preferred and/or the Series B Preferred may be materially negatively affected by any such event. Holders’ lack of any such rights, or the occurrence of any such event, could have a material adverse effect on holders of Series A Preferred and holders of Series B Preferred and on the trading prices of the Series A Preferred and the Series B Preferred.
Voting rights of holders of Preferred Stock generally will be limited to voting together with the holders of the common stock as a single class, and the holders of the Series A Preferred and the holders of the Series B Preferred collectively will have only a small percentage of the voting power on any matter submitted to the holders of the common stock and the Series A Preferred and Series B Preferred, voting together as a single class.
Voting rights of holders of Preferred Stock generally will be limited to voting together with the holders of the common stock as a single class. As of February 2, 2017, the 695,898 shares of Preferred Stock outstanding represented approximately 2.7% of the combined voting power of the Series A Preferred, the Series B Preferred and the common stock, voting together as a single class. If an amendment requiring stockholder approval is proposed to our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws, the holders of the Series A Preferred and the holders of the Series B Preferred will vote together with the holders of the common stock as a single class, but neither the holders of the Series A Preferred nor the holders of the Series B Preferred will be entitled to a class vote on the amendment, unless the proposed amendment would adversely affect the special rights, preferences, privileges and voting powers of the Series A Preferred or Series B Preferred, respectively. Holders’ limited voting rights and any of the foregoing events could have a material adverse effect on holders of Series A Preferred and holders of Series B Preferred and on the trading prices of the Series A Preferred and the Series B Preferred.
Neither the holders of the Series A Preferred nor the holders of the Series B Preferred have any right, either together or as separate classes, to elect any members of our board of directors.
Neither the holders of the Series A Preferred nor the holders of the Series B Preferred have any right by themselves, either together or as separate classes, to elect any members of our board of directors. The holders of the Series A Preferred and the holders of the Series B Preferred are entitled only to vote with the holders of the common stock (and with the holders of the other class of preferred stock) as a single class in the election of directors and on any other matter coming before a vote of the holders of the common stock. Holders’ lack of such rights could have a material adverse effect on holders of the Series A Preferred and the holders of the Series B Preferred and the trading prices of the Series A Preferred and the Series B Preferred.

The Series A Preferred and the Series B Preferred rank junior to all of our and our subsidiaries’ liabilities, as well as the capital stock of our subsidiaries held by third parties, in the event of a bankruptcy, liquidation or winding up of our or our subsidiaries’ business.
In the event of our bankruptcy, liquidation or winding up, our assets will be available to make payments to holders of Series A Preferred and to holders of Series B Preferred only after all of our liabilities have been paid, and neither the Series A Preferred nor the Series B Preferred will have any preference over the common stock in the event of our bankruptcy, liquidation or winding up. In addition, the Series A Preferred and Series B Preferred will rank structurally junior to all existing and future liabilities of our subsidiaries, as well as the capital stock of our subsidiaries held by third parties, including employees holding shares of our majority-owned subsidiary tØ.com and employees holding shares of any other direct or indirect subsidiary of ours, whether now existing or created in the future, which issues shares or other equity interests to employees. We intend to adopt an employee equity incentive plan pursuant to which tØ.com or a subsidiary of tØ.com would issue shares or other equity interests or awards having the economic effects of equity interests to employees. The rights of holders of Preferred Stock to participate in the assets of our subsidiaries upon any liquidation or reorganization of any subsidiary will rank junior to the claims of creditors and third party equity holders of tØ.com and our other subsidiaries, whether now existing or created in the future, including our employees holding shares of any of them. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay any amounts to the holders of Series A Preferred or Series B Preferred then outstanding. As of December 31, 2016, we had liabilities of approximately $312.1 million. We may incur significant additional debt or other liabilities in the future. Any bankruptcy, liquidation or winding up of the Company or any of its wholly or partially owned subsidiaries would have a material adverse effect on holders of Series A Preferred and holders of Series B Preferred and the trading prices of the Series A Preferred and the Series B Preferred.

Our obligation to pay dividends on the Series A Preferred or on the Series B Preferred is limited, and our ability to pay dividends on the Series A Preferred and on the Series B Preferred may be limited.
Our obligation to pay preferential dividends on the Series A Preferred and the Series B Preferred is subject to our board of directors declaring such dividend payments. Further, although we will be contractually restricted from paying a dividend on the common stock unless we have paid preferential cumulative 1.0% annual dividends on the Series A Preferred and the Series B Preferred, we have never paid a dividend on the common stock and we have no intention of doing so. Consequently, our failure to pay preferential dividends on the Series A Preferred and on the Series B Preferred might have no legal effect on us at all, although it could adversely affect the trading prices of the Series A Preferred and of the Series B Preferred. Further, our payment of any dividends will be subject to contractual and legal restrictions and other factors the board deems relevant. Our current credit agreement contains financial covenants that could limit our ability to pay dividends. The calculations that go into the financial covenants cannot necessarily be estimated in advance, and we are unable to give any assurance that we would be able to pay dividends on the Series A Preferred, the Series B Preferred or both without violating our current credit agreement. Further, we may elect not to pay dividends on the Series A Preferred, the Series B Preferred or both rather than limiting other proposed expenditures, including expenditures that may not be contractually required, to avoid violating, or avoid the risk of violating, our current credit agreement. Moreover, agreements governing any future indebtedness of ours may further limit our ability to pay dividends on our capital stock, including the Series A Preferred and the Series B Preferred. In addition, our ability to pay dividends is limited by applicable law. Any of the foregoing facts or events could have a material adverse effect on the holders of the Series A Preferred and the holders of the Series B Preferred and on the trading prices of the Series A Preferred and the Series B Preferred.
Purchasers of the Series A Preferred and of the Series B Preferred may be adversely affected by our issuance of any subsequent series of preferred stock.
Neither the terms of the Series A Preferred nor the terms of the Series B Preferred restrict our ability to issue one or more additional new series of preferred stock, any or all of which may rank equally with or have preferences over the Series A Preferred and the Series B Preferred as to dividend payments, voting rights, rights upon liquidation or other types of rights. We will have no obligation to consider the specific interests of the holders of Series A Preferred or the specific interests of the holders of Series B Preferred in creating any such new series of preferred stock or engaging in any such offering or transaction. Our creation of any such new series of preferred stock or our engaging in any such offering or transaction could have a material adverse effect on the holders of Series A Preferred and the holders of Series B Preferred and the trading prices of the Series A Preferred and the Series B Preferred.
It is uncertain whether the IRS will treat the Series A Preferred and Series B Preferred as common stock or preferred stock for U.S. federal income tax purposes.
We intend to treat the Series A Preferred and Series B Preferred as common stock for U.S. federal income tax purposes. Nevertheless, it is unclear whether the IRS will treat the Series A Preferred and Series B Preferred as common stock for U.S. federal income tax purposes. If the IRS were not to treat either the Series A Preferred or the Series B Preferred as common stock for U.S. federal income tax purposes, it could have a material adverse effect on the holders of Series A Preferred and the holders of Series B Preferred, respectively, and on the trading prices of the Series A Preferred and the Series B Preferred, respectively.
No guidance has been issued with respect to the effect of the PRO Securities ATS or the tØ Platform on the U.S. federal income tax treatment of the Series A Preferred.
The PRO Securities ATS and the tØ Platform are novel and no guidance has been issued regarding the effect of the tØ Platform (or, to our knowledge, any other similar platform) on the U.S. federal income tax treatment of any shares traded utilizing it. Therefore, the effect of the tØ Platform, if any, on the U.S. federal income tax treatment of the Series A Preferred is still unclear.
The restrictions on the tax reporting of holder’s cost basis in shares of Series A Preferred will not allow normal tax planning in the sale of shares of Series A Preferred, and may result in disadvantageous tax consequences to a seller of Series A Preferred.
Taxpayers must report gains and losses on sales of securities, and related cost basis information when they file their income tax returns. Brokers, including Keystone, also have a requirement to report sales information to the IRS on Form 1099-B. Taxpayers typically can elect one of several methods permitted by the IRS for their reporting of their cost basis in securities. However, only one method of cost basis reporting (the first-in, first-out, or FIFO, method) will be available for the Series A

Preferred. Depending on an investor’s circumstances, FIFO may not be the best method for holders of Preferred Stock. In some cases, it might be more beneficial for holders of Series A Preferred to report average cost or use another permitted method of cost basis reporting. However, holders of Series A Preferred will not be able to elect any method other than FIFO to report their sales information to the IRS. As a result, sellers of Series A Preferred may be required to pay more tax on their sales or to pay taxes earlier than might have been required if other methods of cost basis reporting had been available.
Additional Specific Risks We Face
We have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.
We have a history of losses, and we may incur operating and net losses in the foreseeable future. At December 31, 2016, our accumulated deficit was $153.9 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we have generated positive net income in recent years, we incurred a net loss for 2011, and interim net losses during 2015 and 2016. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors. The occurrence of any of the foregoing could have a material adverse effect on our business.
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
In our direct business, we sell merchandise that we have purchased and hold in inventory. We assume the risks of inventory damage, theft and obsolescence, as well as risks of price erosion for these products. These risks are especially significant because some of the merchandise we sell is characterized by seasonal trends, fashion trends, rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. Demand for our products is generally highly sensitive to price. If we fail to meet our customers’ price expectations, or if we are unable to compete effectively with our competitors when they engage in aggressive pricing strategies or other competitive activities, it could have a material adverse effect on our business.
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
We allow our customers to return products, subject to our returns policies. If merchandise returns are higher than we anticipate, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, and policies intended to reduce the number of product returns may result in customer dissatisfaction and/or fewer repeat customers. The occurrence of any of the foregoing could have a material adverse effect on our business.
Changes in management roles and responsibilities, the loss of key personnel, or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.
Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. Changes in the roles and responsibilities of certain members of management or the loss of the services of any of our executive officers or other key employees for any reason could harm our business. Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes. In early 2013 our Chief Executive Officer and then Chairman of the Board, Dr. Patrick M. Byrne, took a two-month personal leave of absence for medical reasons, and in April 2016 he took a three-month personal leave of absence for medical reasons. We do not have employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense. Our failure to attract and retain the necessary personnel could have a material adverse effect on our business.
In order to obtain future revenue growth and sustain profitability, we must attract and retain customers on cost-effective terms.
Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, affiliate marketing websites, directories and other website and e-commerce businesses to provide content, advertising and other links that direct customers to our Website. We rely on these relationships as significant sources of traffic to our Website and to generate new customers. In the past we have terminated affiliate marketing websites as a result of efforts by certain states to require us to collect sales taxes based on the presence of those third party Internet advertising affiliates in those states, and we are likely to do so again in the future if necessary. If we are unable to develop or maintain these relationships, or develop and maintain new relationships for newly developed and necessary marketing services on acceptable terms, our ability to attract new customers and our financial condition would suffer. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Current or future relationships or agreements may fail to produce the sales that we anticipate. We periodically conduct television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. Other means of utilizing social media campaigns to attract or retain customers are expensive and may not result in cost-effective acquisition or retention of customers. The occurrence of any of the foregoing risks or our inability to attract and retain customers on cost-effective terms could have a material adverse effect on our business.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2016, we operated the following facilities:
Corporate office space

•	We own approximately 232,000 square feet of office space in Midvale, Utah, which consists of our corporate headquarters.

•	We lease approximately 12,000 square feet of additional office space in the United States for our Medici initiatives.
Warehouse, fulfillment and customer service space

•	We lease approximately 1.2 million square feet in the United States for warehouse, fulfillment, customer service, and other operations.
Data centers

•	We lease approximately 9,700 square feet in the United States for various data centers.

Unless otherwise indicated, we use the above facilities in our direct and partner business segments and we believe that these facilities will be sufficient for our needs for at least the next twelve months.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is traded on the Nasdaq Global Market under the symbol "OSTK." The following table sets forth, for the periods indicated, the high and low close prices per share for our common stock as reported by Nasdaq.

	Common Stock Price
	High	Low
Year Ended December 31, 2015
First Quarter	24.22	21.33
Second Quarter	25.79	20.68
Third Quarter	23.24	17.16
Fourth Quarter	17.66	12.04
Year Ended December 31, 2016
First Quarter	15.25	10.36
Second Quarter	17.68	14.30
Third Quarter	17.18	14.48
Fourth Quarter	19.10	13.10

Stock Performance Graph

The stock performance graph is included in Part III, Item 12.

Securities Authorized for Issuance under Equity Compensation Plans

Disclosure relating to our equity compensation plans will be incorporated by reference into Part III, Item 12 from our Proxy Statement for the 2017 annual meeting of stockholders.

Holders

As of February 24, 2017, there were 143 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of the beneficial owners.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for future growth and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board of directors deems relevant. Our loan agreement with U.S. Bank and other banks contains financial covenants that may restrict our ability to pay dividends.

Recent sales of unregistered securities

During 2016, we maintained a Non-Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation, subject to the restrictions contained in the plan. To the extent that interests in the plan constitute securities, we believe that any issuance of interests was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder as a transaction not involving a public offering. Any interests issued were not sold for cash or other consideration, and there were no proceeds to us.

Issuer purchases of equity securities

We had no purchases made by us or on our behalf or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of shares of our common stock during the fourth quarter of 2016.

On January 27, 2017 we entered into and consummated an agreement to purchase 604,229 shares of our common stock from Fairfax Financial Holdings Limited (“Fairfax”) at $16.55 per share, for an aggregate purchase price of $10 million. Prior to the sale of the shares, Fairfax was the beneficial owner of approximately 12.5% of the Company’s common stock. After the sale Fairfax was the beneficial owner of approximately 10.4% of our common stock.

Preferred Stock

In December 2016, we issued 695,898 shares of our preferred stock, consisting of 126,565 shares of our Blockchain Voting Series A Preferred Stock (the “Series A Preferred”) and 569,333 shares of our Voting Series B Preferred Stock (the “Series B Preferred” and together with the Series A Preferred, the “Preferred Stock”). Neither the Series A Preferred Stock nor the Series B Preferred Stock is registered under the Securities Exchange Act of 1934, as amended. The Series A Preferred are digital securities that trade exclusively on a registered alternative trading system (“ATS”) operated by our majority-owned subsidiary, PRO Securities, LLC (the “PRO Securities ATS”), utilizing software technology known as the tØ® Issuance and Trading Platform (the “tØ Platform”). Keystone Capital Corporation (“Keystone”) is the sole broker-dealer authorized to provide investors with access to the Series A Preferred through the PRO Securities ATS utilizing the tØ Platform. The Series B Preferred are non-digital securities that trade in the over-the-counter market and we expect the securities to be quoted on the OTCQB market operated by OTC Markets Group. We have encountered an unexpected delay in the quotation of the Series B Preferred on the OTCQB. OTC Markets is unable to publicly provide quotation or trade data until FINRA clears a Form 211 filed by a broker dealer. We understand that one or more broker dealers have made Form 211 filings with FINRA, but to date FINRA has not cleared any of them.

Except as required by law, the Preferred Stock vote with the common stock on all matters. Holders of the Preferred Stock have one vote for each share held. As of February 2, 2017, the 695,898 shares of Preferred Stock constituted approximately 2.7% of the total number of shares of the Preferred Stock and the common stock, taken together. The Preferred Stock ranks senior to the common stock with respect to dividends. Holders of the Preferred Stock will be entitled to an annual cash dividend equal to 1.0% of the subscription price for the Preferred Stock, rounded to the nearest $0.01, in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our board of directors. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to different treatment if we effect a stock dividend, stock split or combination of the common stock. The Preferred Stock ranks on a parity with the common stock with respect to rights upon the liquidation, winding up or dissolution of the Company. If we are party to any merger or consolidation in which our common stock is changed into or exchanged for stock or other securities of any other person (or the Company) or cash or any other property (or a right to receive the foregoing), we will use all commercially reasonable efforts to cause each outstanding share of the Preferred Stock to be treated as if such share were an additional outstanding share of common stock in connection with any such transaction.

Stock based compensation

Stock options

Our board of directors adopted the 2005 Equity Incentive Plan and it was most recently amended and restated and re-approved by the stockholders on May 3, 2012 (as so amended and restated, the "Plan"). Under the Plan, the board of directors may issue incentive stock options to our employees and directors and non-qualified stock options to consultants, as well as restricted stock units and other types of equity awards of the Company. Options granted under the Plan generally expire at the end of ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over four years from the grant date. We did not grant any options during the years ended December 31, 2016, 2015 and 2014. At December 31, 2016, 2.1 million shares of stock remained available for future grants under the Plan.

The following is a summary of stock option activity (amounts in thousands, except per share data):

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	204	$17.27	224	$17.27	273	$17.30
Exercised	(42)	17.08	(16)	16.94	(30)	17.08
Expired/Forfeited	(6)	17.08	(4)	18.26	(19)	18.00
Outstanding—end of year	156	$17.33	204	$17.27	224	$17.27
Options exercisable at year-end	156	$17.33	204	$17.27	224	$17.27

Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. The most recent stock options were granted in May 2008 and have fully vested. There was no stock based compensation related to stock options recorded during the years ended December 31, 2016, 2015 and 2014.

Restricted stock units activity

During the years ended December 31, 2016, 2015 and 2014, we granted 541,000, 239,000 and 242,000 restricted stock units, respectively, under the Plan. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is either recognized on a straight line basis over the vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight line basis. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 was $14.52, $24.60 and $28.24, respectively.

The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2016		2015		2014
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	349	$24.80	578	$16.70	704	$10.79
Granted at fair value	541	14.52	239	24.60	242	28.24
Vested	(219)	22.57	(377)	12.34	(302)	11.87
Forfeited	(111)	16.52	(91)	24.35	(66)	17.70
Outstanding—end of year	560	$17.46	349	$24.80	578	$16.70

Restricted stock units granted in 2016, 2015 and 2014 vest over three years at 33.3% at the end of each of the first, second and third year. Each restricted stock unit represents the right to one share of common stock upon vesting. During the years ended December 31, 2016, 2015 and 2014, we recorded stock based compensation expense related to restricted stock units of $4.9 million, $3.5 million and $4.0 million, respectively.

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

	Year ended December 31,
	2016	2015	2014	2013 (1)	2012
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenue, net
Direct	$101,578	$137,783	$147,460	$156,032	$155,516
Partner and other	1,698,385	1,520,055	1,349,643	1,148,185	943,773
Total net revenue	1,799,963	1,657,838	1,497,103	1,304,217	1,099,289
Cost of goods sold
Direct	96,271	128,077	129,253	136,282	140,536
Partner and other	1,372,343	1,225,107	1,088,791	920,275	760,323
Total cost of goods sold	1,468,614	1,353,184	1,218,044	1,056,557	900,859
Gross profit	331,349	304,654	279,059	247,660	198,430
Operating expenses:
Sales and marketing	147,896	124,468	109,461	91,609	63,467
Technology	106,760	98,533	86,258	71,788	65,467
General and administrative	89,298	82,187	71,777	68,169	57,259
Litigation settlement	(19,520)	—	—	—	—
Restructuring (2)	—	—	(360)	(471)	76
Total operating expenses	324,434	305,188	267,136	231,095	186,269
Operating income (loss)	6,915	(534)	11,923	16,565	12,161
Interest income	326	155	152	127	116
Interest expense	(877)	(140)	(39)	(113)	(809)
Other income (expense), net	14,181	3,634	1,169	(235)	3,686
Income before income taxes	20,545	3,115	13,205	16,344	15,154
Provision (benefit) for income taxes	9,297	1,895	4,404	(68,034)	485
Consolidated net income	$11,248	$1,220	$8,801	$84,378	$14,669
Less: Net loss attributable to noncontrolling interests	(1,274)	(1,226)	(53)	—	—
Net income attributable to stockholders of Overstock.com, Inc.	$12,522	$2,446	$8,854	$84,378	$14,669
Net income per common share—basic:
Net income attributable to common shares—basic	$0.49	$0.10	$0.37	$3.56	$0.63
Weighted average common shares outstanding—basic	25,342	24,612	23,999	23,714	23,387
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.49	$0.10	$0.36	$3.47	$0.62
Weighted average common shares outstanding—diluted	25,426	24,703	24,317	24,294	23,672
See the footnotes beneath the balance sheet data on the following page.

	As of December 31,
	2016	2015	2014	2013 (1)	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$183,098	$170,262	$181,641	$148,665	$93,547
Restricted cash	430	430	580	1,580	1,905
Working capital	11,425	(10,308)	15,260	25,425	7,497
Total assets	485,076	428,389	376,865	315,636	181,985
Total liabilities	312,116	279,028	247,645	196,876	151,023
Stockholders' equity	172,960	149,361	129,220	118,760	30,962
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

Redeemable preferred stock

In December 2016, we issued 695,898 shares of our preferred stock, consisting of 126,565 shares of our Blockchain Voting Series A Preferred Stock (the “Series A Preferred”) and 569,333 shares of our Voting Series B Preferred Stock (the “Series B Preferred” and together with the Series A Preferred, the “Preferred Stock”).

Neither the Series A Preferred or Series B Preferred is convertible into or exchangeable for shares of our common stock or any other entity, however, at our sole discretion, we may convert the Series A Preferred shares into Series B Preferred shares at any time on a one-to-one basis. Until the third anniversary of the Original Issuance Date, we may redeem, at our discretion, both the Series A and Series B Preferred shares for an amount equal to the highest of the following: (1) the subscription price plus any accrued but unpaid dividends, (2) 105% of the average trading price of our common stock during a five-trading-day period and (3) 105% of the average trading price of the series of preferred shares during the same five-day-trading period. In the event of any liquidation, any amount available for distribution to stockholders after payment of all liabilities will be distributed proportionately, with each share of Series A Preferred and each share of Series B Preferred being treated as though it were a share of our common stock.

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

Introduction
We are an online retailer and incubator of blockchain technology. Through our online retail business we offer a broad range of price-competitive brand name, non-brand name and closeout products, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, health and beauty products, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”). We sell these products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the “Website”). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.
In late 2014, we began working on initiatives to develop and advance blockchain technology, which we refer to collectively as Medici, and which includes our majority-owned subsidiary tØ.com, Inc. (formerly Medici, Inc.). As part of our Medici initiatives, we have formed a wholly-owned subsidiary Medici Ventures, Inc. and acquired a majority interest in a financial technology company and two related registered broker-dealers. We have also made minority investments in several blockchain technology companies. In 2015, we were the first public company to issue a private security using blockchain technology and in December 2016, as a successful demonstration of our technology, we issued publicly traded blockchain preferred shares of Overstock.com, Inc.
Our company, based near Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999 and were re-incorporated in Delaware in 2002. As used herein, “Overstock,” “Overstock.com,”, “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Our Business

In our retail business, we deal primarily in price-competitive, new and replenishable merchandise and use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide our customers an opportunity to conveniently shop for a broad range of price-competitive products. We continually add new, and sometimes limited, inventory to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We provide suppliers with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our retail business (sales of product offered through the Shopping Section of our Website) into two principal segments-a "direct" business and a "partner" business. We currently offer approximately 1.9 million non-BMMG products and approximately 742,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled device. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. We also derive revenue from other businesses advertising products or services on our Website. Our sales are primarily to customers located in the United States. During the years ended December 31, 2016, 2015 and 2014 no single customer accounted for more than 1% of our total net revenue.

Retail direct business

Our direct business includes sales made to individual consumers and businesses from our owned inventory and that are fulfilled primarily from our warehouse in Salt Lake City, Utah. During the year ended December 31, 2016, approximately 6% of our order volume was generated through our direct business. Our warehouses primarily fulfill orders from our direct business, but also fulfill orders on behalf of our partners through our Supplier Oasis offering described below. Our warehouses generally ship between 2,000 and 5,000 packages per day and up to approximately 10,000 packages per day during peak periods.

Retail partner business

For our partner business, we sell merchandise from manufacturers, distributors and other suppliers ("partners") primarily through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our partners. We currently have relationships with approximately 4,100 third parties who supply approximately $1.9 million non-BMMG products, as well as most of the BMMG products, on our Website. These third party partners generally perform the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and partner businesses is recorded net of returns, coupons and other discounts.

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

Generally, we require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal), before we ship products to consumers or business purchasers. From time to time we grant credit to our business purchasers with normal credit terms (typically 30 days). For sales in our partner business, we generally receive payments from our customers before our payments to our suppliers are due.

Medici business
Our Medici business initiatives leverage the security, transparency and immutability of cryptographically protected, distributed ledgers, such as the Blockchain, and are focused on solving important problems, including financial transaction issues, particularly in the area of securities settlement. Through our wholly-owned subsidiary, Medici Ventures Inc., we hold minority investments in several technology companies which, at December 31, 2016, included Peer Nova, Bitt, IdentityMind and Factom, whose focus include commercial blockchain applications, digital currency solutions, Know Your Customer and Anti Money Laundering compliance, voting and land titling. Medici Ventures also holds a majority interest in tØ.com, Inc., which includes a financial technology company and two related registered broker-dealers.
As described further in Item 15 of Part IV, "Financial Statements"-Note 21. Business Segments, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K, we determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. As described above, our Retail business consists of our Direct and Partner reportable segments. We use gross profit as the measure to determine our reportable segments because there is not discrete financial information available below gross profit for our Direct and Partner segments. As a result, our Medici business is not significant as compared to our Direct and Partner segments and is included in Other. Our Other segment consists of Medici.

Other offerings
We offer additional products or services that may complement our primary offerings, but are not significant to our revenues. These include:

•	Worldstock Fair Trade, a store within our Website that offers handcrafted products made by artisans all over the world to help improve the lives of people in emerging economies;

•	Main Street Revolution, a store within our Website that features products from small businesses who offer their products using our national marketing and distribution channels;

•	Farmers Market, a tab within our Website where our customers, in certain locations, can order locally grown fresh produce and other food products;

•	Pet Adoptions, a free service and tab within our Website that leverages our technology to display pets available for adoption from shelters across the United States;

•	Insurance, a tab within our Website where our customers can shop for insurance from major carriers for both personal and business insurance policies; and

•	Supplier Oasis, a single integration point through which our partners can manage their products, inventory and sales channels, while tapping into our distribution network; and

•	our international business where we offer products to customers outside the United States using third party logistics providers.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies, estimates and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates. Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities (specifically, the allowances for returns and obsolete and damaged inventory);

•	internal use software and website development (acquired and developed internally);

•	accounting for income taxes;

•	the valuation and impairment evaluation of long-lived assets including goodwill, intangible assets other than goodwill and cost method investments; and

•	loss contingencies.

Revenue recognition

We derive our revenue primarily from retail merchandise sales on our Website. We also earn revenue from advertising on our Website and from other sources. We have organized our retail operations into two principal reporting segments based on the primary source of revenue: direct revenue and partner and other revenue (see Item 15 of Part IV, "Financial Statements"—Note 21. Business Segments).

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

Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season and decreases in the following quarter(s).

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before taxes for the year ended December 31, 2016 (in thousands):

	Year Ended December 31, 2016
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Tax
2	$(14,068)	$(1,830)
1	$(10,692)	$(1,396)
As reported	As reported	As reported
(1)	$6,280	$822
(2)	$11,162	$1,461

When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, the majority of both direct revenue and partner revenue is recorded on a gross basis, as we are the primary obligor. In our statements of income, we present revenue net of sales taxes.

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

The allowance for returns was $18.2 million and $17.9 million at December 31, 2016 and 2015, respectively.

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
We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have concluded based on all available evidence that it is more likely than not that our deferred tax assets as of December 31, 2016 arising from ordinary income and deductions and tax credits will be realized in the future, with the exception of operating losses generated by separate tax-filing subsidiaries in domestic and foreign jurisdictions. We have also concluded that it is unlikely that our deferred tax asset arising from capital losses will be realized in the future. Therefore, it is appropriate to record a valuation allowance related to the deferred tax assets for net operating losses and credits generated in domestic and foreign separate filing jurisdictions and capital losses. In reaching these conclusions we considered, among other things, our recent financial and operating results (three years of cumulative income and revenue growth during those periods), along with our forecasted growth rates, projected future taxable income, and prudent and feasible tax planning strategies. We perform sensitivity analyses to address how potential changes in significant assumptions would impact our ability to generate the minimum amount of taxable income required. We give the most weight to objective evidence related to our more recent financial results. Based upon the level of historical taxable income and projections for future taxable income, and planned tax strategies over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deduction differences, net of existing valuation allowances. However, it is possible that certain state tax credits could ultimately expire unused if estimates of future apportioned taxable income during the carryforward period are reduced. We will continue to monitor the need for a valuation allowance against our federal and state deferred tax assets on a quarterly basis.
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
As of December 31, 2016, we are not under audit by any income tax authorities. As of December 31, 2015, we were under audit by the Internal Revenue Service for our 2013 federal income tax return. The audit concluded in 2016 with no changes to the return. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the tax authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the tax jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. We believe that an appropriate estimated liability has been established for potential exposures.
Our uncertain tax positions related to state income taxes represent a cash settlement contingency and are recorded as a liability in our consolidated balance sheets. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expense on our consolidated statements of income and comprehensive income. Realization of the unrecognized tax benefits results in a favorable impact to the effective tax rate.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $14.7 million and $15.4 million at December 31, 2016 and 2015, respectively. There were no impairments to goodwill recorded during the years ended December 31, 2016, 2015 and 2014.

For the year ended December 31, 2016, we recognized a $689,000 adjustment in goodwill related to a business combination as described in Item 15 of Part IV, "Financial Statements"—Note 3. Acquisitions, Goodwill, and Acquired Intangible Assets. The change in goodwill relates to a non-reportable segment, included in Other as described in Note 21—Business Segments.

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

During the years ended December 31, 2015 and 2016, we acquired $16.0 million of intangible assets other than goodwill related to a business combination as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. Aggregate amortization expense for intangible assets other than goodwill was $4.0 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively. Aggregate amortization expense for intangible assets other than goodwill was not significant for the year ended December 31, 2014.

Intangible assets consist of the following (in thousands):

	December 31,
	2016	2015
Acquired intangible assets	$16,000	$15,776
Intangible assets, other	1,356	1,355
	17,356	17,131
Less: accumulated amortization of intangible assets	(6,443)	(2,475)
Total intangible assets, net	$10,913	$14,656

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2016, 2015 and 2014.

Cost method investments

At December 31, 2016, we held minority interests (less than 20%) in six privately held entities, which include PeerNova, Bitt, IdentityMind, Factom, MarkaVIP and View Glass. The total aggregate amount of these investments (excluding any adjustments for impairment) was approximately $14.6 million. Based on the nature of one of our investments, we have a variable interest. However, because we do not have power to direct the investee's activities, and therefore we are not the investee's primary beneficiary, we do not consolidate the investee in our financial statements. In June 2016, in order to maintain our proportional interest, we made a $200,000 convertible loan to an investee. The loan will convert to an equity interest no later than January 2018. In October 2016, we made a $618,000 convertible loan to an investee. The loan will convert to an equity interest no later than April 2017.

These investments are recognized as cost method investments included in Other long-term assets, net in our consolidated balance sheets. Earnings from the investments are recognized to the extent of dividends received, and we will recognize subsequent impairments to the investment if they are other than temporary. We review these investments individually for impairment by evaluating if events or circumstances have occurred that may have a significant adverse effect on their fair value. If such events or circumstances have occurred, we will estimate the fair value of the investment and determine if any decline in the fair value of the investment below its carrying value is other-than-temporary. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by the investee's management. These inputs are classified as Level 3. Because several of our investees are in the early startup or development stages, these entities are subject to potential changes in cash flows, valuation, and inability to attract new investors which may be necessary for the liquidity needed to support their operations. We have an investment of approximately $5.6 million that may be at risk of impairment in the near-term that we expect to continue to monitor closely.

At December 31, 2016, the carrying amount of our cost method investments was $11.8 million. We recognized a $2.9 million impairment loss during the year ended December 31, 2016, which consisted of the entire carrying amount of the related investment. The impairment loss was recorded in Other income, net on the consolidated statements of income. We recognized no impairment losses during the years ended December 31, 2015 and 2014.

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

Recently issued accounting standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date for us of ASU No. 2014-09 to January 1, 2018. Early adoption of ASU No. 2014-09 is permitted, but not before its original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations. This ASU clarifies the implementation guidance for principal versus agent considerations in ASU No. 2014-09 and provides indicators that assist in the assessment of control. ASU No. 2016-08 is effective for us beginning January 1, 2018. In 2016, the FASB issued additional implementation guidance for the new revenue recognition standards. These standards permit the use of either the retrospective or cumulative effect transition method. We have initiated an assessment of our revenue streams and a project plan for implementing these standards. We have not yet selected a transition method nor have we completed our assessment of the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. At this stage in our assessment, we have identified gross versus net revenue recognition (principal versus agent considerations) and the timing of revenue recognition (FOB shipping points versus FOB destination) as critical issues in our analysis.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The new standard becomes effective for us on January 1, 2017. The standard requires entities to apply this change on either a prospective or retrospective basis for the periods presented and we expect to apply the standard retrospectively. The adoption of this standard will cause us to reclassify our current deferred tax assets and liabilities as noncurrent in our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard becomes effective for us on January 1, 2017. The standard specifies various transition methods for the individual amendments in this Update. The adoption of this standard will primarily cause us to recognize approximately $9.4 million in deferred tax assets related to excess tax benefits through a cumulative effect adjustment in retained earnings as of January 1, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in practice. The new standard becomes effective for us on January 1, 2018. The standard requires entities to apply this standard using the retrospective transition method to each period presented. The adoption of this standard will require that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown in the statement of cash flows. We do not expect that ASU No. 2016-18 will have a material impact on our consolidated financial statements and related disclosures.

Comparison of Years Ended December 31, 2016 and 2015

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

Revenues in 2016 increased 9% compared to 2015. The growth in revenue was primarily due to a 6% increase in average order size, coupled with a 4% increase in orders. These increases were partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. Our average order size has increased in recent years due primarily to a sales mix shift into home and garden products. We are uncertain how long this trend will continue.

Gross profit in 2016 increased 9% compared to 2015 primarily as a result of revenue growth. Gross margin was flat at 18.4% in 2016 compared to 2015. Gross margin increased due to a continued shift in sales mix into higher margin home and garden products, but that increase was offset by increased promotional activities.

Sales and marketing expenses as a percentage of revenue increased from 7.5% to 8.2% during 2016 as compared to 2015, primarily due to increased spending in the sponsored search marketing channels and increased staff related costs.

As a result of these factors, our Contribution increased 8% in 2016 compared to 2015 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin was 11.1% in 2016 compared to 11.2% in 2015.

Technology expenses in 2016 increased $8.2 million compared to 2015, primarily due to an increase in depreciation of $5.9 million, an increase in staff-related costs of $2.5 million, and an increase of $1.6 million in technology licenses and maintenance. These increases were partially offset by a $1.3 million decrease in outside consulting services.

General and administrative expenses in 2016 increased $7.1 million compared to 2015, primarily due to an increase of $7.6 million in staff related costs and $1.1 million in bad debt expense for accounts receivable due from a marketplace in which we also have a minority investment. These increases were partially offset by a $1.9 million decrease in legal fees and a $1.3 million decrease in consulting and outside services.

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

In December 2016, as a successful demonstration of the platform and technology developed by our majority-owned subsidiary tØ.com, Inc., we issued publicly traded preferred shares of Overstock.com, Inc. for proceeds of $7.6 million, net of offering costs. Additionally, as part of our Medici initiatives to develop this technology, in Q1 2016, we completed the acquisition of two registered broker-dealers. In 2015 we acquired a related financial technology company.

We continue to seek opportunities for growth, in our retail business and through our Medici blockchain and financial technology initiatives and through other means. As a result of these initiatives, we may continue to incur additional expenses or make investments in, or acquisitions of other technologies and businesses. We also anticipate that our Medici initiatives will incur losses in the near term. These losses, additional expenses, acquisitions or investments may be material, and, coupled with the seasonality of our business, may lead to reduced consolidated income in some periods, and to reduced liquidity. Additionally, we may recognize impairment charges from our investments as we did during Q3 2016. We are also considering other alternatives for Medici, including a spin-off or raising capital.

During Q3 2016, we completed the construction of our new corporate headquarters near Salt Lake City, Utah and we began to occupy the building. Total projects costs were approximately $99.2 million. The related financing is discussed in further detail in the Liquidity and Capital Resources, Borrowings section below.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31
	2016	2015	2014
	(as a percentage of total revenue)
Revenue, net
Direct	5.6%	8.3%	9.8%
Partner and other	94.4	91.7	90.2
Total net revenue	100.0	100.0	100.0
Cost of goods sold
Direct	5.3	7.7	8.6
Partner and other	76.2	73.9	72.7
Total cost of goods sold	81.5	81.6	81.3
Gross profit	18.4	18.4	18.7
Operating expenses:
Sales and marketing	8.2	7.5	7.3
Technology	5.9	5.9	5.8
General and administrative	5.0	5.0	4.8
Litigation settlement	(1.1)	—	—
Total operating expenses	18.0	18.4	17.9
Operating income	0.4	—	0.8
Interest income	—	—	—
Interest expense	—	—	—
Other income, net	0.8	0.2	0.1
Income before income taxes	1.2	0.2	0.9
Provision for income taxes	0.5	0.1	0.3
Consolidated net income	0.7%	0.1%	0.6%

Revenue

The following table reflects our net revenue for the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015	$ Change	% Change
Revenue, net
Direct	$101,578	$137,783	$(36,205)	(26.3)%
Partner and other	1,698,385	1,520,055	178,330	11.7%
Total revenue, net	$1,799,963	$1,657,838	$142,125	8.6%

The primary reason for increased total net revenue for the year ended December 31, 2016, as compared to the same period in 2015, was a 6% increase in average order size, coupled with a 4% increase in orders. These increases were partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. Our average order size has increased in recent years due primarily to a sales mix shift into home and garden products. We are uncertain how long this trend will continue.

The primary reason for decreased direct revenue for the year ended December 31, 2016, as compared to the same period in 2015, was a decrease in sales of home and garden products (primarily due to a shift from our direct segment to our partner segment) in addition to increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. Also, the percentage of revenue we defer from orders taken but not delivered was higher due to the timing of year end.

The increase in partner revenue for the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to an increase in sales of home and garden products. This increase was partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

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

The products and product lines we offer, and their respective percentages of our revenue, are based on many factors including customer demand, our marketing efforts, promotional pricing, joint-marketing offered by our suppliers, the types of inventory we are able to obtain and the number of SKUs we offer. These factors change frequently and can affect the mix of the product lines we sell. We have experienced a trend toward our home and garden category in recent years and we have recently focused our marketing and branding efforts towards our home and garden product line. We are also working to increase the number of SKUs we offer. While we do not currently expect any material shifts in our product line mix, the relative amounts of the product lines we sell, and the revenue we earn from those product lines, is generally an economic result of the factors described above, which may change from time to time.

International sales were less than 2% of total net revenues for 2016 and 2015.

Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our direct business and partner business; changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015	$ Change	% Change
Revenue, net
Direct	$101,578	$137,783	$(36,205)	(26.3)%
Partner and other	1,698,385	1,520,055	178,330	11.7%
Total net revenue	1,799,963	1,657,838	142,125	8.6%
Cost of goods sold
Direct	96,271	128,077	(31,806)	(24.8)%
Partner and other	1,372,343	1,225,107	147,236	12.0%
Total cost of goods sold	1,468,614	1,353,184	115,430	8.5%
Gross Profit
Direct	5,307	9,706	(4,399)	(45.3)%
Partner and other	326,042	294,948	31,094	10.5%
Total gross profit	$331,349	$304,654	$26,695	8.8%

Gross margins for the past eight quarterly periods and years ending December 31, 2016 and 2015 were:

	Q1 2016	Q2 2016	Q3 2016	Q4 2016	FY 2016
Direct	4.7%	6.2%	2.8%	7.3%	5.2%
Partner and other	19.7%	19.0%	19.1%	19.2%	19.2%
Combined	18.7%	18.2%	18.2%	18.6%	18.4%

	Q1 2015	Q2 2015	Q3 2015	Q4 2015	FY 2015
Direct	10.0%	9.3%	4.9%	3.8%	7.0%
Partner and other	19.8%	19.9%	19.8%	18.3%	19.4%
Combined	18.9%	19.0%	18.5%	17.3%	18.4%

Gross profit in 2016 increased 9% compared to 2015 primarily as a result of revenue growth. Gross margin was flat at 18.4% in 2016 compared to 2015. Gross margin increased due a continued shift in sales mix into higher margin home and garden products, but that increase was offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

The 182 basis point decrease in direct gross margin for the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and increased warehousing costs as a % of revenue due to lower revenue, partially offset by a shift in sales mix into higher margin products.

The 21 basis point decrease in partner gross margin for the year ended December 31, 2016, as compared to the same period in 2015 was primarily due to increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, partially offset by a continued shift in sales mix into higher margin home and garden products.

Cost of goods sold includes stock-based compensation expense of $266,000 and $179,000 for the years ended December 31, 2016 and 2015, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Year ended December 31,
	2016		2015
Total revenue, net	$1,799,963	100%	$1,657,838	100%
Cost of goods sold
Product costs and other cost of goods sold	1,391,736	77.3%	1,279,766	77.2%
Fulfillment and related costs	76,878	4.3%	73,418	4.4%
Total cost of goods sold	1,468,614	81.6%	1,353,184	81.6%
Gross profit	$331,349	18.4%	$304,654	18.4%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the year ended December 31, 2016 as compared to 2015.

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

The following table reflects our sales and marketing expenses for the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015	$ Change	% Change
Sales and marketing expenses	$147,896	$124,468	$23,428	18.8%
Sales and marketing expenses as a percent of net revenues	8.2%	7.5%

The 71 basis point increase in sales and marketing expenses as a percentage of revenue for the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to increased spending in the sponsored search marketing channels and increased staff related costs.

Sales and marketing expenses include stock-based compensation expense of $249,000 and $217,000 for the years ended December 31, 2016 and 2015, respectively.

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

We constantly evaluate where we spend our sales and marketing dollars and have experienced a trend of increasing costs to acquire customers. From time to time, our competitors may bid up the cost of certain marketing channels, such as paid keywords. At such times, we may reduce the amounts we spend in those marketing channels, which may lead to decreased visitors to our site for a time. For example, during Q4 2016 and Q4 2015, the number of unique visitors to our site decreased by approximately 2% and 8%, respectively, as compared to the prior years, in part we believe as a result of such changes.

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

The frequency and variety of cyberattacks on our Website, our corporate systems, and on third parties that we use to support our technology continue to increase, including an attack that took place in October 2016 which interrupted traffic for several major websites in the United States. The impact of these attacks, their costs, and the costs we incur to protect ourselves against future attacks have not been material. However, we consider the threat from cyberattacks to be serious and will continue to incur costs related to protecting ourselves against them.

The following table reflects our technology expenses for the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015	$ Change	% Change
Technology expenses	$106,760	$98,533	$8,227	8.3%
Technology expenses as a percent of net revenues	5.9%	5.9%

The $8.2 million increase in technology costs for the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to an increase in depreciation and amortization of $5.9 million, an increase in staff-related costs of $2.5 million (net employee and contractor change), and an increase of $1.6 million in technology licenses and maintenance. These increases were partially offset by a $1.3 million decrease in outside consulting services.

Technology expenses include stock-based compensation expense of $777,000 and $646,000 for the years ended December 31, 2016 and 2015, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015	$ Change	% Change
General and administrative expenses	$89,298	$82,187	$7,111	8.7%
General and administrative expenses as a percent of net revenues	5.0%	5.0%

The $7.1 million increase in general and administrative expenses (“G&A”) for the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to an increase of $7.6 million in staff related costs and $1.1 million in bad debt expense for accounts receivable due from a marketplace in which also we have a minority investment. These increases were partially offset by a $1.9 million decrease in legal fees and a $1.3 million decrease in consulting and outside services.

G&A expenses include stock-based compensation expense of approximately $3.6 million and $2.5 million for the years ended December 31, 2016 and 2015, respectively.

We continue to seek opportunities for growth, in our retail business and through our Medici blockchain and financial technology initiatives and through other means. As a result of these initiatives, we may continue to incur additional expenses or make investments in, or acquisitions of other technologies and businesses. We also anticipate that our Medici initiatives will incur losses in the near term. These losses, additional expenses, acquisitions or investments may be material, and, coupled with the seasonality of our business, may lead to reduced consolidated income in some periods, and to reduced liquidity. Additionally, we may recognize impairment charges from our investments as we did during Q3 2016. We are also considering other alternatives for Medici, including a spin-off or raising capital. During 2016, our Medici-related subsidiaries incurred a pre-tax loss of approximately $11.8 million, which includes $4.4 million of amortization and depreciation expense. During 2015, our Medici-related subsidiaries incurred a pre-tax loss of approximately $7.0 million, which includes $1.5 million of amortization and depreciation expense.

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

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Year ended December 31,
	2016	2015
Cost of goods sold - direct	$310	$283
Technology	25,693	22,126
Sales and marketing	124	—
General and administrative	1,156	1,107
Total depreciation, including internal-use software and website development	$27,283	$23,516

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Year ended December 31,
	2016	2015
Technology	$2,904	$605
Sales and marketing	1,008	531
General and administrative	56	445
Total amortization	$3,968	$1,581
Non-operating income (expense)

Interest expense

Total interest expense increased $737,000, or 526%, from $140,000 in 2015 to $877,000 in 2016. The increase in interest expense is primarily due to no longer capitalizing interest on our headquarters loan due to construction completion.

Other income (expense), net

Other income, net for the year ended December 31, 2016 was $14.2 million as compared to $3.6 million in 2015. The increase is primarily due to increased Club O Rewards breakage of $10.9 million due to growth in the Club O Rewards program, particularly our Club O Silver program, a $1.2 million decrease in unrealized losses on our precious metals (no losses incurred in 2016), and an $850,000 decrease in costs related to cryptobond transactions (none incurred in 2016). These increases were partially offset by an impairment charge of $2.9 million related to a company in which we hold a minority investment that has historically been recorded at cost.

Beginning in 2015, we enrolled a significant number of members in Club O Silver, a newly introduced Club O membership tier for customers who agree to receive promotional emails. Club O Silver members earned Club O Rewards on qualifying purchases that expire after 90 days from a qualifying purchase. We discontinued Club O Silver in October 2016, and as a result we do not expect further Club O Silver rewards breakage in the future.

Income taxes

Our effective tax rate for the years ended December 31, 2016 and 2015 was 45.3% and 60.8%, respectively. Our effective tax rate is affected by recurring items such as research tax credits and non-recurring items such as changes in valuation allowances. It is also affected to a lesser extent by tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. The decrease in the 2016 effective tax rate relative to the 2015 effective tax rate is primarily attributable to our increased pre-tax income in 2016 over 2015 and increased ownership of our majority-owned subsidiary tØ.com, Inc. (formerly Medici, Inc.). Prior to Q3 2015, we owned 75.1% of tØ.com. Tax losses incurred while holding less than 80% of the business cannot offset our consolidated taxable income and are fully valued. The operating losses that tØ.com incurred after we increased our ownership during Q3 2015 do not require a valuation allowance since the subsidiary now qualifies for tax consolidation. The decrease in the effective tax rate was partially offset by an increase in our valuation allowance for capital losses due to an impairment loss on a minority investment in an international marketplace and share-based compensation tax deficiencies due to a decline in our stock price. We expect volatility in our tax rate in future periods due to share-based compensation deductions that will result from our adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

We have indefinitely reinvested foreign earnings of $421,000 at December 31, 2016. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

Seasonality

Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season and gross margin decreases due to increased sales of certain lower margin products, such as electronics. Revenue typically decreases in the following quarter(s), as shown in the table below. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.

The following table reflects our total net revenues for each of the quarters in 2016, 2015 and 2014 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	$413,677	$418,540	$441,564	$526,182
2015	$398,344	$388,013	$391,211	$480,270
2014	$341,207	$332,545	$352,991	$470,360

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

In 2015, we transitioned a significant number of customers into our Club O Silver program and began to shift coupon offers into Club O rewards. We believe that the shift from coupons to rewards will benefit us in the long-term, but we experienced some difficulties with this transition, and in the short-term we believe it slowed our revenue growth.

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

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Year ended December 31,
	2015	2014
Technology	$605	$—
Sales and marketing	531	—
General and administrative	445	103
Total amortization	$1,581	$103

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

Other income (expense), net

Other income, net for the year ended December 31, 2015 was $3.6 million as compared to $1.2 million in 2014. The increase is primarily due to increased Club O Rewards breakage of $3.9 million due to increased participation in the Club O Rewards program, including our Club O Silver program, partially offset by costs of $850,000 related to our cryptobond transactions.

Income taxes

Our effective tax rate for the years ended December 31, 2015 and 2014 was 60.8% and 33.4%, respectively. Our effective tax rate is affected by recurring items such as research tax credits and non-recurring items such as changes in valuation allowances. It is also affected to a lesser extent by tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. The increase in the 2015 effective tax rate relative to the 2014 effective tax rate is primarily attributable to operating losses generated by separate tax-filing subsidiaries in domestic and foreign jurisdictions for which a valuation allowance has been established. The valuation allowance is primarily attributable to our majority-owned subsidiary tØ.com, Inc. (formerly Medici, Inc.). In Q3 2015, we acquired an additional interest in tØ.com for a total ownership of 81%. Tax losses incurred prior to our acquisition of the additional interest could not be used to offset our consolidated taxable income and were therefore fully valued. tØ.com's operating losses following the additional interest acquisition do not require a valuation allowance. The increase in the 2015 effective tax rate is also attributable to an increase in the valuation allowance related to our deferred tax asset for capital losses. We had indefinitely reinvested foreign earnings of $366,000 at December 31, 2015.

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

In December 2016, as a successful demonstration of the platform and technology developed by our majority-owned subsidiary tØ.com, Inc., we issued preferred shares of Overstock.com, Inc. for proceeds of $7.6 million, net of offering costs.

During 2016, we completed the construction and transition to our new corporate headquarters near Salt Lake City, Utah. We incurred total project costs, including the cost of the land and related equipment and furniture, of approximately $99.2 million. In 2014, we entered into a credit facility which provided for an aggregate credit amount of approximately $55.8 million for an approximately 27-month construction loan of $45.8 million (which was designed to convert into an approximately 6.75-year term loan following completion of the construction of the headquarters), and a three-year $10 million revolving loan. At December 31, 2016, we had borrowed approximately $45.8 million under the credit facility and no amounts were outstanding under the revolving loan. At January 1, 2017, the conditions to conversion had been satisfied, and the credit facility converted into a term loan. For additional information, see Borrowings - U.S. Bank term loan and revolving loan agreement below.
In November 2015, we entered into a Master Lease Agreement ("MLA") with U.S. Bank pursuant to which we may finance certain assets or sell certain assets to U.S. Bank and simultaneously lease them back. The agreement also allows us to finance software licenses (inclusive of the assets, referred to collectively as the "Leased Assets"). The MLA allows for leases and financing of up to $20 million. At December 31, 2016, our outstanding liability under the MLA was approximately $15.1 million. For additional information, see Borrowings - U.S. Bank master lease agreement below.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At December 31, 2016, we had cash and cash equivalents of $183.1 million.

Cash flow information is as follows (in thousands):

	Year ended December 31,
	2016	2015
Cash provided by (used in):
Operating activities	$39,564	$54,516
Investing activities	(79,447)	(82,431)
Financing activities	52,719	16,536

Free cash flow

“Free Cash Flow” (a non-GAAP measure) for the years ended December 31, 2016 and 2015, was $(32.7) million and $(5.0) million, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the years ended December 31, 2016 and 2015, our operating activities resulted in net cash inflows of $39.6 million and $54.5 million, respectively.

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our typically seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents and accounts payable balances normally reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash and cash equivalents balances from the year-end balance. The seasonality of our business normally causes payables and accruals to grow significantly in the fourth quarter, and then decrease in the first quarter when they are typically paid.

The $39.6 million of net cash provided by operating activities during the year ended December 31, 2016 was primarily from non-cash depreciation of $27.3 million, an increase in accrued expenses of $16.9 million and consolidated net income of $11.2 million. These were offset by a decrease in accounts payable of $18.8 million, an increase in accounts receivable of $10.0 million, a decrease of deferred revenue of $9.2 million and stock based compensation of $4.9 million. Depreciation expense increased primarily due to an increase in depreciation of web development projects and our new corporate headquarters. The change in accounts payable was primarily due to timing of payments to suppliers. In 2016, some holiday sales occurred earlier than in 2015 (including sales on Black Friday and Cyber Monday) which resulted in earlier payments to our suppliers resulting in lower operating cash flow than in 2015. Changes in accrued liabilities were also due to timing of invoices.

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

Cash flows from investing activities

For the year ended December 31, 2016, investing activities resulted in net cash outflows of $79.4 million, primarily from expenditures for fixed assets of $72.3 million, cost method investments of $4.8 million and disbursements for loans made of $3.7 million. The increase in expenditures for fixed assets was primarily due to increased spending on our new headquarters.

For the year ended December 31, 2015, investing activities resulted in net cash outflows of $82.4 million, primarily from expenditures for fixed assets of $59.5 million, acquisitions of business of $10.6 million, cost method investments of $7.0 million and disbursements for loans made of $5.0 million. The increase in expenditures for fixed assets was primarily due to increased spending on our new headquarters.

Cash flows from financing activities

For the years ended December 31, 2016 and 2015, financing activities resulted in net cash inflows of $52.7 million and $16.5 million, respectively.

The $52.7 million provided by financing activities during the year ended December 31, 2016 resulted primarily from $36.3 million of proceeds from our U.S. Bank term loan, $11.4 million of proceeds from lease finance obligations with U.S. Bank and $7.6 million of proceeds, net of offering costs, from our preferred stock offering in Q4 2016, partially offset by $1.9 million for payment on finance obligations.

The $16.5 million provided by financing activities during the year ended December 31, 2015 resulted primarily from $9.5 million of proceeds from our U.S. Bank term loan, $5.7 million of proceeds from lease finance obligations with U.S. Bank and $5.5 million of proceeds from issuances of privately-placed digital cryptobonds, offset by $2.4 million used for purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2016 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$8,670	$6,479	$5,961	$4,038	$4,102	$20,412	$49,662
Purchase obligations	11,833	—	—	—	—	—	11,833
U.S. Bank term loan payments	1,031	1,124	1,124	1,124	1,124	40,233	45,760
U.S. Bank master lease agreement	3,256	3,356	3,479	3,502	1,494	—	15,087
Total contractual cash obligations	$24,790	$10,959	$10,564	$8,664	$6,720	$60,645	$122,342

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at December 31, 2016. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

U.S. Bank term loan payments

We are party to a financing agreement related to our corporate headquarters (see Borrowings below). The amounts presented reflect our related principal and interest payments.

U.S. Bank master lease agreement

We have entered into an agreement to finance or sell and lease back certain assets (see Borrowings below). The amounts presented reflect our related principal and interest payments.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of December 31, 2016 and 2015, tax contingencies were $1.5 million and $821,000, respectively, which are included in our reconciliation of unrecognized tax benefits (see Item 15 of Part IV, "Financial Statements"—Note 18. Income Taxes, contained in the "Notes to Consolidated

Financial Statements" of this Annual Report of Form 10-K. We expect the total amount of tax contingencies to increase in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

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

On January 1, 2017, upon completion of the headquarters, the Real Estate Loan converted into an approximately 6.75-year term loan due October 1, 2023 (the “Term Loan”). Amounts outstanding under the Real Estate Loan and the Term Loan carry an interest rate based on one-month LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%. However, we have entered into interest rate swap agreements designed to fix our interest rate on the Real Estate Loan and the Term Loan at approximately 4.6% annually (see Derivative financial instruments in Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies, contained in the "Notes to Consolidated Financial Statements"). We are required to make monthly payments of principal of approximately $1.1 million annually plus interest, with a balloon payment of all unpaid principal (estimated to be $38.0 million) and interest on October 1, 2023. Amounts outstanding under the Revolving Loan will carry an interest rate based on LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%.

We are required to maintain compliance as of the end of each calendar quarter beginning with the quarter ending December 31, 2014 with the following financial covenants:

•	a fixed charge coverage ratio on a trailing 12-month basis of no less than 1.15 to 1.00;

•	a cash flow leverage ratio not greater than 2.50 to 1.00; and

•	minimum liquidity of at least $50.0 million.

At December 31, 2016 we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20 million of additional senior-secured indebtedness for equipment financing (as described under U.S. Bank master lease agreement below), and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate.

Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of December 31, 2016 we had borrowed $45.8 million under the Real Estate Loan. We have not borrowed any amounts under the Revolving Loan.

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bank Equipment Finance, a division of U.S. Bank National Association (“Lessor”). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the

"Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. We have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the year ended December 31, 2016, we received proceeds under the Master Lease Agreement of $11.4 million. The average interest rate for amounts outstanding under the Master Lease Agreement was approximately 3.60%.

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

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Term Loan agreement with U.S. Bank described above. At December 31, 2016, we were in compliance with these financial covenants.

U.S. Bank letters of credit

At December 31, 2016 and 2015, letters of credit totaling $430,000, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2016, $811,000 was outstanding and $4.2 million was available under the Purchasing Card. At December 31, 2015, $641,000 was outstanding and $4.4 million was available under the Purchasing Card.

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

On January 27, 2017, we repurchased approximately $10 million of our common stock under the $25 million stock repurchase plan authorized by our Board of Directors on May 5, 2015. We are considering additional repurchases of our common stock, which we may finance through additional debt.

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

Contribution and contribution margin

Contribution and contribution margin (non-GAAP financial measures - which we reconcile to "Gross Profit" in our consolidated statement of income) consist of gross profit less sales and marketing expense plus Club O Rewards and gift card breakage and reflects an additional way of viewing our results. Contribution margin is contribution as a percentage of total net revenue. We believe contribution and contribution margin provide management and users of the financial statements information about our ability to cover our operating costs, such as technology and general and administrative expenses, while reflecting the selling costs we incurred to generate our revenues and adding back the reductions in revenue that we recognized for Club O Rewards that have subsequently expired and for gift cards whose redemption is remote. Contribution and contribution margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or all non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. For additional information regarding our segment reporting, please see Item 15 of Part IV, "Financial Statements"—Note 21. Business Segments, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Our calculation of our consolidated contribution and contribution margin is set forth below (in thousands):

	Year ended December 31,
	2016	2015	2014
Total net revenue	$1,799,963	$1,657,838	$1,497,103
Cost of goods sold	1,468,614	1,353,184	1,218,044
Gross profit	331,349	304,654	279,059
Less: Sales and marketing expense	147,896	124,468	109,461
Plus: Club O Rewards and gift card breakage (included in Other income, net)	16,808	5,911	2,439
Contribution	$200,261	$186,097	$172,037
Contribution margin	11.1%	11.2%	11.5%

Our calculation of our contribution and contribution margin by Retail Total (which consists of Direct and Partner) and Other (which consists of Medici) is set forth below (in thousands):

	Year ended, December 31
	Direct	Partner	Retail Total (Direct and Partner)	Other	Consolidated
2016
Total net revenue	$101,578	$1,683,204	$1,784,782	$15,181	$1,799,963
Cost of goods sold	96,271	1,362,140	1,458,411	10,203	1,468,614
Gross profit	$5,307	$321,064	$326,371	$4,978	$331,349
Less: Sales and marketing expense			147,368	528	147,896
Plus: Club O Rewards and gift card breakage (included in Other income, net)			16,808	—	16,808
Contribution			$195,811	$4,450	$200,261
Contribution margin			11.0%	29.3%	11.1%

2015
Total net revenue	$137,783	$1,518,125	$1,655,908	$1,930	$1,657,838
Cost of goods sold	128,077	1,225,107	1,353,184	—	1,353,184
Gross profit	$9,706	$293,018	$302,724	$1,930	$304,654
Less: Sales and marketing expense			124,218	250	124,468
Plus: Club O Rewards and gift card breakage (included in Other income, net)			5,911	—	5,911
Contribution			$184,417	$1,680	$186,097
Contribution margin			11.1%	87.0%	11.2%

2014
Total net revenue	$147,460	$1,349,643	$1,497,103	$—	$1,497,103
Cost of goods sold	$129,253	1,088,791	1,218,044	—	1,218,044
Gross profit	$18,207	$260,852	$279,059	$—	$279,059
Less: Sales and marketing expense			109,461	—	109,461
Plus: Club O Rewards and gift card breakage (included in Other income, net)			2,439	—	2,439
Contribution			$172,037	$—	$172,037
Contribution margin			11.5%	—%	11.5%

OSTK Retail and Medici pre-tax income or loss

OSTK Retail and Medici pre-tax income or loss (non-GAAP financial measures - which we reconcile to Consolidated pre-tax income or loss) consists of income or loss before taxes of our Retail (which consists of Direct and Partner) and Medici (which is included in Other) businesses, excluding intercompany transactions eliminated in consolidation. We believe these measures provide management and users of the financial statements useful information about the results of our separate businesses. The material limitation associated with these measures is that they are an incomplete measure of our consolidated operations. These measures should be used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. For additional information regarding our segment reporting, and a reconciliation of OSTK Retail and Medici pre-tax income or loss, please see Item 15 of Part IV, "Financial Statements"—Note 21. Business Segments, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

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

	Year ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$39,564	$54,516	$80,834
Expenditures for fixed assets, including internal-use software and website development	(72,281)	(59,513)	(41,346)
Free cash flow	$(32,717)	$(4,997)	$39,488

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

In connection with the syndicated senior secured credit facility described above, we entered into interest rate swap transactions. The swaps have an effective date of September 1, 2015 and a maturity date of October 1, 2023. The combined notional amount changes monthly and began at approximately $3.6 million on September 1, 2015. The notional amount increased to a maximum of approximately $45.8 million as of December 31, 2016, and will decrease to approximately $38.2 million on October 1, 2023. The swaps effectively fix our effective interest rate on the approximate amounts expected to be outstanding from time to time on the Term Loan at an annual rate of approximately 4.6%. At December 31, 2016, we had $45.8 million outstanding under the Term Loan, and the notional amount of the swaps was $45.8 million.

We carry our interest rate swaps at fair value on our consolidated balance sheets. At December 31, 2016, we recognized swap liabilities in the amount of $1.8 million. The change in fair value of our swaps for the year ended December 31, 2016 was a loss of $581,000. The fair value of the swaps can be impacted by several factors including forward rates, interest rates and discount rates. Because we have designated our swaps as cash flow hedges for accounting purposes, to the extent the swaps qualify for this designation and are effective, changes in the fair value of the instruments are recognized through Other comprehensive income (loss) in our statements of comprehensive income (loss) (see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies, Fair value of financial instruments and Derivative financial instruments contained in the "Notes to Consolidated Financial Statements").

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

At December 31, 2016, we had $183.1 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.8 million on our earnings or loss, or the cash flows of these instruments.

At December 31, 2016, we had assets consisting of investments in precious metals totaling $9.9 million. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $99,000 on our earnings or loss, or the recorded value of these instruments. Reported earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At December 31, 2016, letters of credit totaling $430,000 were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $4,300 on our earnings or loss if the letters of credit were fully drawn.

At December 31, 2016, we had cryptocurrency-denominated assets totaling $307,000. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $3,070 on our earnings or loss, or the recorded value of these instruments. Reported earnings resulting from increases in the market value of cryptocurrency would be limited to their historical cost.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

We acquired SpeedRoute LLC and Pro Securities, LLC during 2016 and we excluded from our assessment of internal control over financial reporting as of December 31, 2016, their internal control over financial reporting associated with total assets of approximately 1% and total revenue of less than 1% included in the consolidated financial statements of Overstock.com, Inc. and subsidiaries as of and for the year ended December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A(c).

(c)   Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Overstock.com, Inc.:
We have audited Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Overstock.com, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Overstock.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Overstock.com, Inc. acquired SpeedRoute LLC and Pro Securities, LLC during 2016 and management excluded from its assessment of the effectiveness of Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2016, SpeedRoute LLC and Pro Securities, LLC's internal control over financial reporting associated with total assets of approximately 1% and total revenue of less than 1% included in the consolidated financial statements of Overstock.com, Inc. and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of Overstock.com, Inc. also excluded an evaluation of the internal control over financial reporting of SpeedRoute LLC and Pro Securities, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Overstock.com, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 3, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Salt Lake City, Utah
March 3, 2017

(d)   Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended December 31, 2016, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I under "Business—Executive Officers of the Registrant." Information required by Item 10 of Part III regarding our board of directors and any material changes to the process by which security holders may recommend nominees to the board of directors will be included in our definitive proxy statement for our 2017 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the 1934 Act will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics ("Code"), which is applicable to all employees of the Company, including our principal executive officer, principal financial officer, and principal accounting officer. We intend to disclose any amendments to the Code and any waivers granted to our principal executive officer, principal financial officer or principal accounting officer or other persons to the extent required by applicable rules or regulations in the Investor Relations section of our Website, www.overstock.com. We will provide a copy of the Code to any person without any charge upon request in writing addressed to Overstock.com. Attn: Investor Relations, 799 West Coliseum Way, Midvale, UT 84047.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth herein, the information required by this Item is incorporated by reference to our definitive proxy statement for the 2017 annual meeting of stockholders.
The following graph compares the total cumulative stockholder return, on our common stock with the total cumulative return of the NASDAQ Market Index—U.S. ("NASDAQ Market Index") and the Morningstar Specialty Retail Index ("Morningstar Group Index") during the period commencing on January 1, 2012 through December 31, 2016. The graph assumes a $100 investment at the beginning of the period in our common stock, the NASDAQ Market Index and the Morningstar Group Index, and the reinvestment of any dividends. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF YEAR CUMULATIVE TOTAL RETURN

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2017 annual meeting of stockholders.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 000-49799)).

3.3	Certificate of Designation for Blockchain Voting Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 15, 2016 (File No. 000-49799)).

3.4	Certificate of Designation for Voting Series B Preferred Stock (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 15, 2016 (File No. 000-49799)).

Exhibits
4.1	Form of specimen common stock certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

4.2	Form of Stock Certificate for Voting Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed November 14, 2016 (File No. 000-49799)).

4.3
Registration Rights Agreement by and among Overstock.com, Inc., and each of the holders listed on Schedule I thereto dated August 26, 2015 (incorporated by reference to Exhibit 2.5 to our registration statement on Form S-3 filed September 25, 2015 (File No. 333-207141), which became effective on November 24, 2015).

4.4
Registration Rights Agreement dated December 15, 2016 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and as representative of each of the Participating Affiliates (as defined therein) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 14, 2016 (File No. 000-49799)).

4.5	Form of Participating Affiliate Agreement (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on November 14, 2016 (File No. 000-49799)).

4.6	Certificate of Designation for Blockchain Voting Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 15, 2016 (File No. 000-49799)).

4.7	Certificate of Designation for Voting Series B Preferred Stock (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 15, 2016 (File No. 000-49799)).

4.8
Loan Agreement dated as of October 24, 2014 by and between Overstock.com, Inc., O.com Land, LLC, U.S. Bank National Association and the other Banks party thereto from time to time (the “Loan Agreement”) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

4.9
Revolving Note dated October 24, 2014 made by Overstock.com, Inc. to U.S. Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

4.10
Revolving Note dated October 24, 2014 made by Overstock.com, Inc. to Compass Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

4.11
Swing Line Note dated October 24, 2014 made by Overstock.com, Inc. to U.S. Bank National Association as Swing Line Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

4.12
Term Note dated January 1, 2017 made by O.com Land, LLC to U.S. Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2017 (File No. 000-49799)).

4.13
Term Note dated January 1, 2017 made by O.com Land, LLC to Compass Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 1, 2017 (File No. 000-49799)).

4.14
Security Agreement dated October 24, 2014 between Overstock.com, Inc. and U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

4.15
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

Exhibits
10.2	2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2012 (File No. 000-49799)).

10.3
Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on February 21, 2013 (File No. 000-49799)).

10.4
Industrial Net Lease dated May 1, 2013 between Overstock.com, Inc. and Landmark 4, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 17, 2013 (File No. 000-49799)).

10.5
Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2014 (File No. 000-49799)).

10.6
First Amendment dated July 29, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2014 (File No. 000-49799)).

10.7
Second Amendment dated September 3, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2014 (File No. 000-49799)).

10.8
Project Management Agreement dated May 5, 2014 between O.Com Land LLC and Gardner CMS, L.C. (incorporated by reference to Exhibit 10.2 to our Report on Current Form 8-K filed on May 7, 2014 (File No. 000-49799)).

10.9
Purchase and Sale Agreement dated September 17, 2014 by and between the Redevelopment Agency of Midvale City and O.com Land LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2014 (File No. 000-49799)).

10.10
Loan Agreement dated as of October 24, 2014 by and between Overstock.com, Inc., O.com Land, LLC, U.S. Bank National Association and the other Banks party thereto from time to time (the “Loan Agreement”) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.11
Revolving Note dated October 24, 2014 made by Overstock.com, Inc. to U.S. Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.12
Revolving Note dated October 24, 2014 made by Overstock.com, Inc. to Compass Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.13
Swing Line Note dated October 24, 2014 made by Overstock.com, Inc. to U.S. Bank National Association as Swing Line Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.14
Term Note dated January 1, 2017 made by O.com Land, LLC to U.S. Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2017 (File No. 000-49799)).

*10.15(a)	Summary of unwritten compensation arrangements with Directors.

10.16
Term Note dated January 1, 2017 made by O.com Land, LLC to Compass Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 1, 2017 (File No. 000-49799)).

10.17
Security Agreement dated October 24, 2014 between Overstock.com, Inc. and U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

Exhibits
10.18
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

10.19
Assignment of Construction and Development Documents dated October 24, 2014, made by O.com Land, LLC in favor of U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.20
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

10.21
Repayment and Completion Guaranty dated October 24, 2014, made by Overstock.com, Inc. in favor of U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.22
Environmental Indemnity Agreement dated October 24, 2014, made by O.com Land, LLC and Overstock.com, Inc. in favor of U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.23
ISDA Master Agreement and Schedule entered into on October 24, 2014 but dated as of August 26, 2014 between U.S. Bank National Association and O.com Land, LLC (the “Master Agreement”), (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.24
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

10.26
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

10.28
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

10.30
First Amendment to Construction Agreement dated July 31, 2015, by and between O.com Land, LLC and Okland Construction Company Inc. (incorporated by reference to exhibit 10.2 to our report on Form 8-K filed August 4, 2015 (File No. 000-49799)).

Exhibits
10.31
Cryptodebt and Note Purchase Agreement dated July 31, 2015 among Overstock.com, Inc., Medici, Inc. and FNY Managed Accounts LLC (incorporated by reference to exhibit 10.1 to our report on Form 8-K filed August 5, 2015 (File No. 000-49799)).

10.32
Promissory Note dated July 31, 2015, made by FNY Managed Accounts LLC in favor of Overstock.com, Inc. (incorporated by reference to exhibit 10.2 to our report on Form 8-K filed August 5, 2015 (File No. 000-49799)).

10.33
Master Lease Agreement dated as of November 6, 2015 with U.S. Bank Equipment Finance, a division of U.S. Bank National Association but delivered and effective November 23, 2015 (incorporated by reference to exhibit 10.1 to our report on Form 8-K filed November 25, 2015 (File No. 000-49799)).

10.34
Schedule to Master Lease Agreement dated as of November 16, 2015 but delivered and effective November 23, 2015 (incorporated by reference to exhibit 10.2 to our report on Form 8-K filed November 25, 2015 (File No. 000-49799)).

10.35
Settlement Agreement dated as of January 26, 2016 with, among other parties, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch Professional Clearing Corporation (incorporated by reference to exhibit 10.1 to our report on Form 8-K filed February 3, 2016 (File No. 000-49799)).

10.36(a)
Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement between the Company and Mitch Edwards (incorporated by reference to exhibit 10.1 to our report on Form 8-K filed May 16, 2016 (File No. 000-49799)).

10.37(a)	Executive Retention Plan, adopted July 27, 2016 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 2, 2016 (File No. 000-49799)).

10.38
Dealer-Manager Agreement, dated as of November 1, 2016, between Overstock.com, Inc. and Source Capital Group, Inc. (incorporated by reference to our Current Report on Form 8-K filed on November 1, 2016 (File No. 000-49799)).

10.39	Software Licensing Agreement, dated November 2, 2016 between Overstock and SiteHelix Inc. (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2016 (File No. 000-49799)).

*21	Subsidiaries of the Registrant

*23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney (see signature page)

*31.1	Certification of Principal Executive Officer

*31.2	Certification of Principal Financial Officer

*32.1	Section 1350 Certification of Principal Executive Officer

*32.2	Section 1350 Certification of Principal Financial Officer

101(b)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014; (iv) Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2016, 2015, and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014; and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2017.

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

Signature	Title	Date

/s/ PATRICK M. BYRNE Patrick M. Byrne	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017
/s/ JONATHAN E. JOHNSON III Jonathan E. Johnson III	Chairman of the Board and President, Medici	March 3, 2017
/s/ ROBERT P. HUGHES Robert P. Hughes	Senior Vice President, Finance and Risk Management (Principal Financial Officer and Principal Accounting Officer)	March 3, 2017
/s/ ALLISON H. ABRAHAM Allison H. Abraham	Director	March 3, 2017
/s/ BARCLAY F. CORBUS Barclay F. Corbus	Director	March 3, 2017
/s/ KIRTHI KALYANAM Kirthi Kalyanam	Director	March 3, 2017
/s/ JOSEPH J. TABACCO, JR. Joseph J. Tabacco, Jr.	Director	March 3, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Overstock.com, Inc.:
We have audited the accompanying consolidated balance sheets of Overstock.com, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Overstock.com, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Salt Lake City, Utah
March 3, 2017

Overstock.com, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$183,098	$170,262
Restricted cash	430	430
Accounts receivable, net	28,142	16,128
Inventories, net	18,937	20,042
Prepaid inventories, net	2,112	1,311
Deferred tax assets, net	16,268	26,305
Prepaids and other current assets	11,654	13,890
Total current assets	260,641	248,368
Fixed assets, net	134,552	93,696
Precious metals	9,946	9,722
Deferred tax assets, net	39,998	37,891
Intangible assets, net	10,913	14,656
Goodwill	14,698	15,387
Other long-term assets, net	14,328	8,669
Total assets	$485,076	$428,389
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$106,337	$122,705
Accrued liabilities	96,216	83,387
Deferred revenue	41,780	50,944
Finance obligations, current	3,256	1,059
Other current liabilities, net	1,627	581
Total current liabilities	249,216	258,676
Long-term debt, net	44,179	8,843
Finance obligations, non-current	11,831	4,535
Other long-term liabilities	6,890	6,974
Total liabilities	312,116	279,028
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A, issued and outstanding - 127 and 0	—	—
Series B, issued and outstanding - 569 and 0	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 27,895 and 27,634
Outstanding shares - 25,432 and 25,234	3	3
Additional paid-in capital	383,348	370,047
Accumulated deficit	(153,898)	(166,420)
Accumulated other comprehensive loss	(1,540)	(1,430)
Treasury stock:
Shares at cost - 2,463 and 2,400	(52,587)	(51,747)
Equity attributable to stockholders of Overstock.com, Inc.	175,326	150,453
Equity attributable to noncontrolling interests	(2,366)	(1,092)
Total stockholders' equity	172,960	149,361
Total liabilities and stockholders’ equity	$485,076	$428,389

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenue, net
Direct	$101,578	$137,783	$147,460
Partner and other	1,698,385	1,520,055	1,349,643
Total net revenue	1,799,963	1,657,838	1,497,103
Cost of goods sold
Direct(1)	96,271	128,077	129,253
Partner and other	1,372,343	1,225,107	1,088,791
Total cost of goods sold	1,468,614	1,353,184	1,218,044
Gross profit	331,349	304,654	279,059
Operating expenses:
Sales and marketing(1)	147,896	124,468	109,461
Technology(1)	106,760	98,533	86,258
General and administrative(1)	89,298	82,187	71,777
Litigation settlement	(19,520)	—	—
Restructuring	—	—	(360)
Total operating expenses	324,434	305,188	267,136
Operating income (loss)	6,915	(534)	11,923
Interest income	326	155	152
Interest expense	(877)	(140)	(39)
Other income, net	14,181	3,634	1,169
Income before income taxes	20,545	3,115	13,205
Provision for income taxes	9,297	1,895	4,404
Consolidated net income	$11,248	$1,220	$8,801
Less: Net loss attributable to noncontrolling interests	(1,274)	(1,226)	(53)
Net income attributable to stockholders of Overstock.com, Inc.	$12,522	$2,446	$8,854
Net income per common share—basic:
Net income attributable to common shares—basic	$0.49	$0.10	$0.37
Weighted average common shares outstanding—basic	25,342	24,612	23,999
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.49	$0.10	$0.36
Weighted average common shares outstanding—diluted	25,426	24,703	24,317
____________________________________________________________

(1) Includes stock-based compensation as follows (Note 15):
Cost of goods sold — direct	$266	$179	$181
Sales and marketing	249	217	336
Technology	777	646	751
General and administrative	3,599	2,484	2,767
Total	$4,891	$3,526	$4,035

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2016	2015	2014
Consolidated net income	$11,248	$1,220	$8,801
Other comprehensive loss:
Unrealized loss on cash flow hedges, net of benefit (expense) for taxes of $(211), $513, and $387	(110)	(809)	(621)
Other comprehensive loss	(110)	(809)	(621)
Comprehensive income	$11,138	$411	$8,180
Less: Comprehensive loss attributable to noncontrolling interests	(1,274)	(1,226)	(53)
Comprehensive income attributable to stockholders of Overstock.com, Inc.	$12,412	$1,637	$8,233

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of year	27,634	27,241	26,909
Common stock issued upon vesting of restricted stock	219	377	302
Exercise of stock options	42	16	30
Balance at end of year	27,895	27,634	27,241

Number of treasury stock shares
Balance at beginning of year	2,400	3,204	3,124
Issuance of treasury stock	—	(908)	—
Purchases of treasury stock	63	104	80
Balance at end of year	2,463	2,400	3,204
Total number of outstanding shares	25,432	25,234	24,037

Common stock	$3	$3	$2

Number of Series A preferred shares issued and outstanding
Balance at beginning of year	—	—	—
Rights offering	127	—	—
Balance at end of year	127	—	—

Number of Series B preferred shares issued and outstanding
Balance at beginning of year	—	—	—
Rights offering	569	—	—
Balance at end of year	569	—	—

Preferred stock	$—	$—	$—

Additional paid-in capital
Balance at beginning of year	$370,047	$366,252	$361,706
Stock-based compensation to employees and directors	4,891	3,526	4,035
Exercise of stock options	819	269	511
Rights offering	7,591	—	—
Balance at end of year	$383,348	$370,047	$366,252

Accumulated deficit
Balance at beginning of year	$(166,420)	$(153,864)	$(162,718)
Net income attributable to stockholders of Overstock.com, Inc.	12,522	2,446	8,854
Deficiency in cost of treasury stock issued	—	(15,002)	—
Balance at end of year	$(153,898)	$(166,420)	$(153,864)

Accumulated other comprehensive loss
Balance at beginning of year	$(1,430)	$(621)	$—
Net other comprehensive loss	(110)	(809)	(621)
Balance at end of year	$(1,540)	$(1,430)	$(621)

Treasury stock
Balance at beginning of year	$(51,747)	$(82,531)	$(80,230)
Issuance of treasury stock	—	33,151	—
Purchases of treasury stock	(840)	(2,367)	(2,301)
Balance at end of year	(52,587)	(51,747)	(82,531)
Total equity attributable to stockholders of Overstock.com, Inc.	$175,326	$150,453	$129,238

Equity attributable to noncontrolling interests
Balance at beginning of year	$(1,092)	$(18)	$—
Net loss attributable to noncontrolling interests	(1,274)	(1,226)	(53)
Paid-in capital attributable to noncontrolling interests	—	152	35
Total equity attributable to noncontrolling interests	$(2,366)	$(1,092)	$(18)

Total stockholders' equity	$172,960	$149,361	$129,220
See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Consolidated net income	$11,248	$1,220	$8,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	27,283	23,516	17,961
Amortization of intangible assets	3,968	1,581	103
Stock-based compensation to employees and directors	4,891	3,526	4,035
Deferred income taxes, net	7,719	1,483	3,741
Amortization of debt issuance costs	—	21	—
(Gain) loss on investment in precious metals	(201)	1,183	1,269
Loss on investment in cryptocurrency	—	152	8
Impairment of cost method investment	2,850	—	—
Restructuring reversals	—	—	(360)
Ineffective portion of loss on cash flow hedge	—	124	—
Termination costs of cryptobond financing	—	850	—
Other	356	9	(16)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	—	1,000
Accounts receivable, net	(10,006)	3,463	(2,916)
Inventories, net	1,105	6,166	835
Prepaid inventories, net	(801)	1,903	(1,410)
Prepaids and other current assets	2,389	(1,338)	(1,455)
Other long-term assets, net	(786)	66	26
Accounts payable	(18,823)	10,482	21,652
Accrued liabilities	16,936	(4,153)	15,607
Deferred revenue	(9,164)	2,493	11,130
Other long-term liabilities	600	1,769	823
Net cash provided by operating activities	39,564	54,516	80,834
Cash flows from investing activities:
Proceeds from sale of precious metals	1,610	—	—
Investment in precious metals	(1,633)	—	(2,496)
Investment in cryptocurrency	—	—	(300)
Equity method investment	—	(152)	(250)
Disbursements for note receivable	(3,668)	(5,000)	—
Cost method investments	(4,750)	(7,000)	—
Acquisitions of businesses, net of cash acquired	1,248	(10,601)	—
Expenditures for fixed assets, including internal-use software and website development	(72,281)	(59,513)	(41,346)
Other	27	(165)	(38)
Net cash used in investing activities	(79,447)	(82,431)	(44,430)
Cash flows from financing activities:
Payments on capital lease obligations	—	(362)	(325)
Paydown on direct financing arrangement	(54)	(308)	(282)
Payments on finance obligations	(1,906)	(104)	—
Payments on interest swap	(563)	(57)	—
Proceeds from finance obligations	11,399	5,698	—
Proceeds from short-term debt	—	5,500	—
Payments on short-term debt	—	(750)	—
Proceeds from long-term debt	36,273	9,488	—
Change in restricted cash	—	150	—
Proceeds from exercise of stock options	819	269	511
Proceeds from rights offering, net of offering costs	7,591	—	—
Purchase of treasury stock	(840)	(2,367)	(2,301)
Payment of debt issuance costs	—	(621)	(1,031)
Net cash provided by (used in) financing activities	52,719	16,536	(3,428)
Net (decrease) increase in cash and cash equivalents	12,836	(11,379)	32,976
Cash and cash equivalents, beginning of year	170,262	181,641	148,665
Cash and cash equivalents, end of year	$183,098	$170,262	$181,641

Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows
(Continued)
(in thousands)

	Year ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$1,269	$224	$47
Taxes paid	1,338	273	76
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$2,219	$6,290	$1,410
Equipment acquired under capital lease obligations	—	362	325
Capitalized interest cost	105	157	26
Acquisition of businesses through stock issuance	—	18,149	—
Change in value of cash flow hedge	(659)	1,265	1,008
Note receivable converted to cost method investment	2,850	—	—

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

We are an online retailer and incubator of blockchain technology. Through our online retail business we offer a broad range of price-competitive brand name, non-brand name and closeout products, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, health and beauty products, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”). We sell these products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the “Website”). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.

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

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $75.2 million and $28.1 million at December 31, 2016 and 2015, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of December 31, 2016 and 2015, as indicated (in thousands):

	Fair Value Measurements at December 31, 2016:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$75,177	$75,177	$—	$—
Trading securities held in a “rabbi trust” (1)	58	58	—	—
Total assets	$75,235	$75,235	$—	$—
Liabilities:
Derivatives (2)	$1,816	$—	$1,816	$—
Deferred compensation accrual “rabbi trust” (3)	61	61	—	—
Total liabilities	$1,877	$61	$1,816	$—

	Fair Value Measurements at December 31, 2015:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$28,102	$28,102	$—	$—
Trading securities held in a “rabbi trust” (1)	68	68	—	—
Total assets	$28,170	$28,170	$—	$—
Liabilities:
Derivatives (2)	$2,397	$—	$2,397	$—
Deferred compensation accrual “rabbi trust” (3)	70	70	—	—
Total liabilities	$2,467	$70	$2,397	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Derivative financial instruments are included in Other current liabilities, net and Other long-term liabilities in the consolidated balance sheets.

(3)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

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

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.0 million and $465,000 at December 31, 2016 and 2015, respectively. The increase in our allowance for doubtful accounts receivable was primarily due to an increase in our allowance for a marketplace in which we hold a minority investment (and in which we recognized an impairment charge during 2016).

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At December 31, 2016 and 2015, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Fixed assets, net

During 2016, we substantially completed the construction of a new corporate headquarters and we placed the related fixed assets in service during the period. These assets include the building, land improvements, building machinery and equipment, and additional furniture and equipment. Our fixed assets, which also include assets such as technology infrastructure, internal-use software, website development and leasehold improvements, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter.

During 2016, we changed the estimated useful life of our furniture and equipment from 3-5 years to 5-7 years, due primarily to our acquisition of longer lived furniture and equipment for our new headquarters. This change in estimate will be applied prospectively. We do not expect this change in estimate to have a material impact on our financial statements. Substantially all of the furniture and equipment from our previous headquarters was fully depreciated. The estimated useful lives of our fixed assets are as follows:

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

During the years ended December 31, 2016 and 2015, we capitalized $15.9 million and $18.1 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Depreciation of costs associated with internal-use software and website development was $17.1 million and $14.4 million for those respective periods.

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Cost of goods sold - direct	$310	$283	$282
Technology	25,693	22,126	16,651
Sales and marketing	124	—	—
General and administrative	1,156	1,107	1,028
Total depreciation, including internal-use software and website development	$27,283	$23,516	$17,961

Upon sale or retirement of assets, cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the consolidated statements of income.

Cost method investments

At December 31, 2016, we held minority interests (less than 20%) in six privately held entities, which include PeerNova, Bitt, IdentityMind, Factom, MarkaVIP and View Glass. The total aggregate amount of these investments (excluding any adjustments for impairment) was approximately $14.6 million. Based on the nature of one of our investments, we have a variable interest. However, because we do not have power to direct the investee's activities, and therefore we are not the investee's primary beneficiary, we do not consolidate the investee in our financial statements. In June 2016, in order to maintain our proportional interest, we made a $200,000 convertible loan to an investee. The loan will convert to an equity interest no later than January 2018. In October 2016, we made a $618,000 convertible loan to an investee. The loan will convert to an equity interest no later than April 2017.

These investments are recognized as cost method investments included in Other long-term assets, net in our consolidated balance sheets. Earnings from the investments are recognized to the extent of dividends received, and we will recognize subsequent impairments to the investment if they are other than temporary. We review these investments individually for impairment by evaluating if events or circumstances have occurred that may have a significant adverse effect on their fair value. If such events or circumstances have occurred, we will estimate the fair value of the investment and determine if any decline in the fair value of the investment below its carrying value is other-than-temporary. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by the investee's management. These inputs are classified as Level 3. See Fair value of financial instruments above. Because several of our investees are in the early startup or development stages, these entities are subject to potential changes in cash flows, valuation, and inability to attract new investors which may be necessary for the liquidity needed to support their operations. We have an investment of approximately $5.6 million that may be at risk of impairment in the near-term that we expect to continue to monitor closely.

At December 31, 2016, the carrying amount of our cost method investments was $11.8 million. We recognized a $2.9 million impairment loss during the year ended December 31, 2016, which consisted of the entire carrying amount of the related investment. The impairment loss was recorded in Other income, net on the consolidated statements of income. We recognized no impairment losses during the years ended December 31, 2015 and 2014.

Noncontrolling interests

During 2014, we formed tØ.com, Inc. (formerly Medici, Inc.) to develop blockchain and financial technology as part of our Medici initiatives. tØ.com is a majority-owned subsidiary of Overstock. During 2016, tØ.com completed the acquisition of a financial technology firm and two registered broker dealers, each of which was under common control with the firm from which the financial technology assets were purchased. The former owners of that firm and other individuals hold noncontrolling interests in tØ.com. These transactions are described further in Note 3-Acquisitions, Goodwill, and Acquired Intangible Assets. The proceeds for the acquisitions were financed by tØ.com through a note payable to Overstock that bears interest at a rate that approximates the Federal Funds Rate. tØ.com is included in our consolidated financial statements. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

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

Precious metals

Our precious metals consisted of $5.9 million in gold and $4.0 million in silver at December 31, 2016 and $5.7 million in gold and $4.0 million in silver at December 31, 2015. We store our precious metals at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as an investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income, net in our consolidated statements of income. Gains (losses) on investments in precious metals were $201,000, $(1.2) million, and $(1.3) million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the years ended December 31, 2016, 2015 and 2014.

For the year ended December 31, 2016, we recognized a $689,000 adjustment in goodwill related to a business combination as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. The change in goodwill relates to a non-reportable segment, included in Other as described in Note 21—Business Segments.

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

Intangible assets consist of the following (in thousands):

	December 31,
	2016	2015
Acquired intangible assets	$16,000	$15,776
Intangible assets, other (1)	1,356	1,355
	17,356	17,131
Less: accumulated amortization of intangible assets	(6,443)	(2,475)
Total intangible assets, net	$10,913	$14,656
 ___________________________________________
(1)  — At December 31, 2016, the weighted average remaining useful life for intangible assets, other, excluding fully amortized intangible assets, was 3.26 years.

During the years ended December 31, 2015 and 2016, we acquired $16.0 million of intangible assets other than goodwill related to a business combination as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. Aggregate amortization expense for intangible assets other than goodwill was $4.0 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively. Aggregate amortization expense for intangible assets other than goodwill was not significant for the year ended December 31, 2014. Estimated amortization expense for the next five years is: $3.7 million in 2017, $2.8 million in 2018, $1.9 million in 2019, $1.2 million in 2020, $900,000 in 2021 and $200,000 thereafter.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Year ended December 31,
	2016	2015
Technology	$2,904	$605
Sales and marketing	1,008	531
General and administrative	56	445
Total amortization	$3,968	$1,581

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2016, 2015 and 2014.

Cryptocurrency holdings

We hold cryptocurrency-denominated assets such as bitcoin and we include them in prepaids and other current assets in our consolidated balance sheets. Cryptocurrency-denominated assets were $307,000 and $226,000 at December 31, 2016 and 2015, respectively, and are recorded at the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our cryptocurrency assets are recorded in Other income, net in our consolidated statements of income. There were no recorded gains or losses on cryptocurrency holdings for the year ended December 31, 2016. Losses on cryptocurrency holdings were$152,000 and $8,000 during the years ended December 31, 2015 and 2014, respectively.

Other long-term assets, net

Other long-term assets, net consist primarily of cost method investments and related convertible notes (see Cost method investments above) and long-term prepaid expenses.

Derivative financial instruments

In 2014, we entered into a loan agreement in connection with the construction of our new corporate headquarters. We began borrowing under the facility in October 2015. Because amounts borrowed on the loan will carry a variable LIBOR-based interest rate, we will be affected by changes in certain market conditions. These changes in market conditions may adversely impact our financial performance, and as such, we use derivatives as a risk management tool to mitigate the potential impact of these changes. We do not enter into derivatives for speculative or trading purposes. The primary market risk we manage through the use of derivative instruments is interest rate risk on the amounts we have borrowed under the loan agreement relating to our new headquarters. To manage that risk, we use interest rate swap agreements. An interest rate swap agreement is a contract between two parties to exchange cash flows based on underlying notional amounts and indices. Our interest rate swaps entitle us to pay amounts based on a fixed rate in exchange for receipt of amounts based on variable rates over the term of the related loan agreement. The notional amounts under our hedges were $45.8 million and $20.5 million at December 31, 2016 and 2015, respectively.

Our derivatives are carried at fair value in our consolidated balance sheets in Other current liabilities, net and Other long-term liabilities on a gross basis. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments under GAAP. Our derivatives have been designated and qualify as cash flow hedges. We formally designated and documented, at inception, the financial instruments as hedges of specific underlying exposures, the risk management objectives, and the strategy for undertaking the hedging transactions. In addition, we formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in the cash flows of the related underlying exposures. To the extent that the hedges are effective, the changes in fair values of our cash flow hedges are recorded in Accumulated other comprehensive loss in the consolidated statements of changes in stockholders' equity. Any ineffective portion is immediately recognized into earnings. The variable-rate interest on the borrowing for our new corporate headquarters was capitalized during the construction period. The amounts in Accumulated other comprehensive loss related to the cash flow hedge of the variability of the interest that was capitalized is reclassified into earnings over the depreciable life of the asset. For the year ended December 31, 2015, the amount of gains or losses in Accumulated other comprehensive loss that has been reclassified into earnings was not material and the amounts at December 31, 2016 that we will reclassify into earnings within the next 12 months is not expected to be material.

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

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the period indicated (in thousands):

Cash flow hedges (1)	Amount of gain (loss) recognized in OCI on derivative (effective portion) net of tax	Location of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Year ended December 31, 2016
Interest rate swap	$(110)	Interest expense	$5	Other income (expense)	$—
Year ended December 31, 2015
Interest rate swap	$(809)	Interest expense	$—	Other income (expense)	$(124)

The following table provides the outstanding notional balances and fair values of derivative financial instruments that were designated as accounting hedges outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

Cash flow hedges	Location in balance sheet	Expiration date	Outstanding notional	Fair value	Beginning gains (losses)	Gains (losses) recorded during period (1)	Ending gains (losses)
Year ended December 31, 2016
Interest rate swap	Current and Other long-term liabilities	2023	$45,760	$(1,816)	$(2,397)	$581	$(1,816)
Year ended December 31, 2015
Interest rate swap	Current and Other long-term liabilities	2023	$20,466	$(2,397)	$(1,008)	$(1,389)	$(2,397)
___________________________________________

(1)	— Gains (losses) recorded during the period are presented gross of the related tax impact.

Revenue recognition

We derive our revenue primarily from retail merchandise sales on our Website. We also earn revenue from advertising on our Website and from other sources. We have organized our retail operations into two principal reporting segments based on the primary source of revenue: direct revenue and partner and other revenue (see Note 21—Business Segments).

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

We evaluate the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, the majority of both direct revenue and partner and other revenue is recorded on a gross basis, as we are the primary obligor. We present revenue net of sales taxes.

We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases and other similar offers, which, when used by customers, are treated as a reduction of revenue.

Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season and decreases in the following quarter(s).

We recognize revenue at our broker-dealer subsidiaries (see Note 20—Broker Dealers) for securities transactions (and the related commission revenue) on the trade date and on a gross basis.

Direct revenue

Direct revenue is derived from merchandise sales of our owned inventory to individual consumers and businesses. Direct revenue comes from merchandise sales that occur primarily through our Website, but may also occur through offline and other channels.

Partner and other revenue

Partner and other revenue is derived primarily from merchandise sales of inventory owned by our partners which they generally ship directly to our consumers and businesses. Partner and other revenue comes from merchandise sales that occur primarily through our Website, but may also occur through offline and other channels, including through our broker-dealer subsidiaries in our Other segment.

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
Earned Club O Reward dollars may be redeemed on future purchases made through our Website. We recognize revenue for Club O Reward dollars when customers redeem their reward dollars as part of a purchase on our Website. We account for these transactions as multiple element arrangements and allocate revenue to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned. Club O Gold membership reward dollars expire 90 days after the customer’s Club O Gold membership expires. When Club O Reward dollars expire, we recognize reward dollar breakage as Other income, net in our consolidated statements of income.

Beginning in 2015, we enrolled a significant number of members in Club O Silver, a newly introduced Club O membership tier for customers who agree to receive promotional emails. Club O Silver members earned Club O Rewards on qualifying purchases that expire after 90 days from a qualifying purchase. We discontinued Club O Silver in October 2016, and as a result we do not expect further Club O Silver rewards breakage in the future.

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

Sales returns allowance

We inspect returned items when they arrive at our processing facilities. We refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or we or our partners have made an error, such as shipping the wrong product.

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

The allowance for returns was $18.2 million and $17.9 million at December 31, 2016 and 2015, respectively.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $431,000 and $240,000 at December 31, 2016 and 2015, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Year ended December 31,
	2016		2015		2014
Total revenue, net	$1,799,963	100%	$1,657,838	100%	$1,497,103	100%
Cost of goods sold
Product costs and other cost of goods sold	1,391,736	77%	1,279,766	77%	1,152,489	77%
Fulfillment and related costs	76,878	4%	73,418	4%	65,555	4%
Total cost of goods sold	1,468,614	82%	1,353,184	82%	1,218,044	81%
Gross profit	$331,349	18%	$304,654	18%	$279,059	19%

 Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $135.1 million, $115.0 million and $99.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $843,000 and $1.2 million at December 31, 2016 and 2015, respectively.

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
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated income statements. Accrued interest and penalties are included within the related tax liability line in our consolidated balance sheets.

Net income per share

On December 16, 2016, we issued shares of our Blockchain Voting Series A Preferred Stock and our Voting Series B Preferred Stock (collectively the “preferred shares”). These shares are considered participating securities, and as a result, net income per share is calculated using the two-class method. Under this method, we give effect to preferred dividends and then allocate remaining net income attributable to our stockholders to both common shares and participating securities (based on the the percentages outstanding) in determining net income per common share.

Basic net income per common share is computed by dividing net income attributable to common shares (after allocating between common shares and participating securities) by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common shares (after allocating between common shares and participating securities) by the weighted average number of common and potential common shares outstanding during the period (after allocating total dilutive shares between our common shares outstanding and our preferred shares outstanding). Potential common shares, comprising incremental common shares issuable upon the exercise of stock options and restricted stock awards are included in the calculation of diluted earnings per common share to the extent such shares are dilutive.

Because of the timing of our offering, the effect that has been given to preferred dividends in arriving at net income attributable to common shares was not significant.

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31,
	2016	2015	2014
Net income attributable to stockholders of Overstock.com, Inc.	$12,522	$2,446	$8,854
Net income per common share—basic:
Net income attributable to common shares—basic	$0.49	$0.10	$0.37
Weighted average common shares outstanding—basic	25,342	24,612	23,999
Effect of dilutive securities:
Stock options and restricted stock awards	84	91	318
Weighted average common shares outstanding—diluted	25,426	24,703	24,317
Net income attributable to common shares—diluted	$0.49	$0.10	$0.36

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2016	2015	2014
Stock options and restricted stock units	466	323	291

Stock repurchase program

On May 5, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase shares of our outstanding common stock for up to $25 million at any time through December 31, 2017. On January 27, 2017, we repurchased approximately 604,000 shares of our common stock for an aggregate purchase price of $10 million under the stock repurchase plan. All common shares repurchased will be recognized as treasury stock.

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

Recently issued accounting standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date for us of ASU No. 2014-09 to January 1, 2018. Early adoption of ASU No. 2014-09 is permitted, but not before its original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations. This ASU clarifies the implementation guidance for principal versus agent considerations in ASU No. 2014-09 and provides indicators that assist in the assessment of control. ASU No. 2016-08 is effective for us beginning January 1, 2018. In 2016, the FASB issued additional implementation guidance for the new revenue recognition standards. These standards permit the use of either the retrospective or cumulative effect transition method. We have initiated an assessment of our revenue streams and a project plan for implementing these standards. We have not yet selected a transition method nor have we completed our assessment of the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. At this stage in our assessment, we have identified gross versus net revenue recognition (principal versus agent considerations) and the timing of revenue recognition (FOB shipping points versus FOB destination) as critical issues in our analysis.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The new standard becomes effective for us on January 1, 2017. The standard requires entities to apply this change on either a prospective or retrospective basis for the periods presented and we expect to apply the standard retrospectively. The adoption of this standard will cause us to reclassify our current deferred tax assets and liabilities as noncurrent in our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard becomes effective for us on January 1, 2017. The standard specifies various transition methods for the individual amendments in this Update. The adoption of this standard will primarily cause us to recognize approximately $9.4 million in deferred tax assets related to excess tax benefits through a cumulative effect adjustment in retained earnings as of January 1, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in practice. The new standard becomes effective for us on January 1, 2018. The standard requires entities to apply this standard using the retrospective transition method to each period presented. The adoption of this standard will require that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown in the statement of cash flows. We do not expect that ASU No. 2016-18 will have a material impact on our consolidated financial statements and related disclosures.

3. ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

As part of our Medici blockchain and financial technology initiatives, during 2015, a subsidiary of tØ.com, Inc. (formerly Medici, Inc.) entered into a purchase agreement to acquire Cirrus Technologies LLC, a financial technology firm. In connection with the Cirrus Technology acquisition, a subsidiary of tØ.com also entered into an agreement to purchase SpeedRoute LLC and all of the outstanding membership interests not already owned by tØ.com in Pro Securities, LLC. Both SpeedRoute and Pro Securities were under common control with Cirrus Technologies by a party that holds a noncontrolling interest in tØ.com. SpeedRoute and Pro Securities are FINRA-registered broker dealers.

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

The fair values of the assets acquired and liabilities assumed at the acquisition dates are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$9,353
Common stock issued	18,149
$27,502
Allocation
Goodwill	$11,914
Intangibles	16,000
Accounts receivable and other assets	2,565
Other liabilities assumed	(2,977)
$27,502

The following table details the identifiable intangible assets acquired at their fair value and remaining useful lives (amounts in thousands):

Intangible Assets	Fair Value	Weighted Average Useful Life (years)
Technology and developed software	$13,600	4.51
Customer relationships	1,900	—
Trade names	300	7.76
Other	200
Total acquired intangible assets as of the acquisition date	16,000
Less: accumulated amortization of acquired intangible assets	(5,383)
Total acquired intangible assets, net as of December 31, 2016	$10,617

The expense for amortizing acquired intangible assets in connection with this acquisition was $5.4 million and $1.5 million for the years ended December 31, 2016 and 2015, respectively.

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

As a result of the closing of the membership interests in SpeedRoute and Pro Securities, and finalizing the valuation of the acquired assets, during the year ended December 31, 2016, we made a $689,000 adjustment in goodwill consisting primarily of net cash acquired of $1.2 million, accounts receivable and other assets of $1.9 million and liabilities assumed of $2.5 million.

The acquired assets, liabilities, and associated operating results were consolidated into our financial statements at the acquisition date. The revenue and operating loss of the combined entities included in our financial statements was $15.2 million and $5.2 million, respectively, for the year ended December 31, 2016.

The following unaudited pro forma financial information presents our results as if the acquisitions had occurred at the beginning of 2014 (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Net revenues	$1,801,139	$1,661,540	$1,499,944
Operating income	$7,142	$640	$10,185

The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed during the periods indicated, nor should it be taken as indicative of our future consolidated results of operations.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following (in thousands):

	December 31,
	2016	2015
Credit card receivables	$10,243	$7,570
Accounts receivable, trade	9,054	5,004
Rebate receivable	7,106	1,683
Other receivables	3,738	2,336
	30,141	16,593
Less: allowance for doubtful accounts	(1,999)	(465)
Accounts receivable, net	$28,142	$16,128

5. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	December 31,
	2016	2015
Product inventory	$11,732	$12,710
Inventory in-transit	7,205	7,332
Total inventories, net	$18,937	$20,042

6. PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid maintenance	$6,622	$8,340
Prepaid other	4,189	4,306
Prepaid advertising	843	1,244
Total prepaids and other current assets	$11,654	$13,890

7. FIXED ASSETS, NET

Fixed assets, net consist of the following (in thousands):

	December 31,
	2016	2015
Computer hardware and software, including internal-use software and website development	$196,923	$175,701
Building	67,892	44,811
Furniture and equipment	15,931	11,396
Land	12,781	10,861
Building machinery and equipment	7,915	—
Leasehold improvements	7,062	7,753
Land improvements	6,356	—
	314,860	250,522
Less: accumulated depreciation	(180,308)	(156,826)
Total fixed assets, net	$134,552	$93,696

Depreciation of fixed assets totaled $27.3 million, $23.5 million, and $18.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. During 2016, we retired $2.0 million of fully depreciated fixed assets that were removed from service in 2016.

Upon sale or retirement of assets, cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss, if any, is reflected in the consolidated statements of income.

Fixed assets included assets under capital leases and finance obligations of $21.5 million and $10.0 million at December 31, 2016 and 2015, respectively. Accumulated depreciation related to assets under capital leases and finance obligations was $8.7 million and $4.6 million at December 31, 2016 and 2015, respectively.

Depreciation expense of assets recorded under capital leases and finance obligations was $4.1 million, $1.6 million and $707,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

8. OTHER LONG-TERM ASSETS, NET

Other long-term assets, net consist of the following (in thousands):

	December 31,
	2016	2015
Cost method investments	$11,750	$7,000
Prepaid expenses, long-term portion	1,275	778
Convertible notes to cost method investees	818	—
Other	485	891
Total other long-term assets, net	$14,328	$8,669

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued marketing expenses	$26,358	$13,373
Allowance for returns	18,176	17,896
Accounts payable accruals	17,229	22,128
Other accrued expenses	11,108	13,620
Accrued freight	10,062	3,868
Accrued compensation and other related costs	8,903	8,295
Inventory received but not invoiced	1,598	828
Accrued taxes	1,482	1,463
Credit card processing fee accrual	666	607
Accrued professional expenses	518	1,115
Facility lease accruals	116	194
Total accrued liabilities	$96,216	$83,387

10. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	December 31,
	2016	2015
Payments owed or received prior to product delivery	$22,943	$28,811
Club O membership fees and reward points	8,958	13,094
In store credits	4,391	4,451
Unredeemed gift cards	4,304	3,375
Other	1,184	1,213
Total deferred revenue	$41,780	$50,944

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

On or about January 1, 2017 (but no later than 90 days thereafter), the Real Estate Loan was designed to convert into an approximately 6.75-year term loan due October 1, 2023 (the “Term Loan”) subject to certain conditions. As described further in Note 22. Subsequent Events, at January 1, 2017, the conditions to conversion were satisfied and the Real Estate Loan converted into the Term Loan. The aggregate principal amount of the Term Loan is $45.8 million.

Amounts outstanding under the Real Estate Loan and the Term Loan carry an interest rate based on one-month LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%. However, we have entered into interest rate swap agreements designed to fix our interest rate on the Real Estate Loan and the Term Loan at approximately 4.6% annually (see Derivative financial instruments in Note 2. Accounting Policies). Monthly payments of interest only were due and payable on the Real Estate Loan prior to conversion. Following conversion, we are required to make monthly payments of principal estimated to be $1.1 million annually plus interest, with a balloon payment of all unpaid principal (estimated to be $38.0 million) and interest on October 1, 2023. Amounts outstanding under the Revolving Loan will carry an interest rate based on LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%.

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

At December 31, 2016, we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20 million of additional senior-secured indebtedness for equipment financing (as described under U.S. Bank master lease agreement below), and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate. Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of December 31, 2016 we had borrowed $45.8 million under the Real Estate Loan. We have not borrowed any amounts under the Revolving Loan. Our liability under the Real Estate Loan approximates fair value. Amounts outstanding under the Real Estate Loan are presented net of discount and issuance costs in our consolidated balance sheets.

Future principal payments on the Facility as of December 31, 2016, are as follows (in thousands):

Payments due by period:
2017	$1,031
2018	1,124
2019	1,124
2020	1,124
2021	1,124
Thereafter	40,233
$45,760

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bank Equipment Finance, a division of U.S. Bank National Association (“Lessor”). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. We have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the year ended December 31, 2016, we received proceeds under the Master Lease Agreement of $11.4 million. The average interest rate for amounts outstanding under the Master Lease Agreement was approximately 3.60%.

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

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Term Loan agreement with U.S. Bank described above. At December 31, 2016, we were in compliance with these financial covenants.

Future principal payments of finance obligations as of December 31, 2016, are as follows (in thousands):

Payments due by period:
2017	$3,256
2018	3,356
2019	3,479
2020	3,502
2021	1,494
Thereafter	—
$15,087

U.S. Bank letters of credit

At December 31, 2016 and 2015, letters of credit totaling $430,000, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2016, $811,000 was outstanding and $4.2 million was available under the Purchasing Card. At December 31, 2015, $641,000 was outstanding and $4.4 million was available under the Purchasing Card.

12. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of December 31, 2016, are as follows (in thousands):

Payments due by period:
2017	$8,670
2018	6,479
2019	5,961
2020	4,038
2021	4,102
Thereafter	20,412
$49,662

Rental expense for operating leases totaled $12.6 million, $12.7 million and $11.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

On September 29, 2010, a trustee in bankruptcy filed an adversary proceeding against us in the matter of In re: Petters Company, Inc., a case filed in United States Bankruptcy Court, in the District of Minnesota. The complaint alleges principal causes of action against us under various Bankruptcy Code sections and the Minnesota Fraudulent Transfer Act, to recover damages for alleged transfers of property from the Petters Company occurring prior to the filing of the case initially as a civil receivership in October 2008. The trustee’s complaint alleges such transfers occurred in at least one note transaction whereby we transferred at least $2.3 million and received in return transfers totaling at least $2.5 million. We recently have reached an agreement, the terms of which are confidential, with the trustee which concluded this matter.

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

In June 2013, William French filed suit against us and 46 other defendants under seal in the Superior Court of the State of Delaware. The filing was unsealed on March 24, 2014. French brought the action on Delaware’s behalf for violations of Delaware’s unclaimed property laws and for recovery of the unredeemed gift card value allegedly attributable to Delaware residents. French’s complaint alleges that we, and other defendants, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an injunction, monetary damages (including treble damages) penalties, and attorney's fees and costs. We, along with others, filed motions to dismiss the case. The court dismissed one count, but allowed one count to remain. The case is in its discovery stages. We intend to vigorously defend this action. The nature of the loss contingencies relating to claims that have been asserted against us are described above.

On September 18, 2015, we received a Tax Assessment from the Department of Revenue of the State of Washington asserting that we had nexus with Washington during the period January 1, 2008 to May 31, 2015 and assessing approximately $31.5 million in taxes, interest, and/or penalties asserted to be due, subject to future field verification by the Department of Revenue, for the period. Subsequently, we received an additional Tax Assessment for the period of June 2015 through November 2015 in the amount of approximately $2.5 million in taxes, interest and/or penalties. During Q4 2016, we reached an agreement, the terms of which are confidential, with the Washington Department of Revenue which concluded this matter.

On April 28, 2016, the State of South Dakota sued us along with three other defendants in the Sixth Judicial Circuit Court of South Dakota. South Dakota alleges that U.S. constitutional law should be revised to permit South Dakota to require out-of-state ecommerce websites to withhold and remit sales tax in South Dakota. We removed the case to the United States District Court which recently remanded the case back to the South Dakota state court. Pursuant to the statute, we would not be required to withhold and remit sales tax until there was verdict in favor of South Dakota which was then upheld by the highest applicable appellate court. The statute also would not require us to pay sales tax retroactively if we were to lose.

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

We establish liabilities when a particular contingency is probable and estimable. At December 31, 2016, we have accrued $9.2 million, included in accrued liabilities, in light of probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

14. STOCKHOLDERS' EQUITY

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends declared by the board of directors out of funds legally available, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2016.

Preferred Stock

Each share of Series A Preferred and each share of Series B Preferred (collectively the "preferred shares") is intended to have voting and dividend rights similar to those of one share of common stock. Preferred shares rank senior to common stock with respect to dividends. Holders of the preferred shares will be entitled to an annual cash dividend equal to 1.0% of the subscription price ($0.16 per share), in preference to any dividend payment to the holders of the common stock, out of funds of the Company legally available for payment of dividends and subject to declaration by our board of directors. Holders of the preferred shares are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. No dividends have been declared or paid on our preferred stock through December 31, 2016 and there are no arrearages in cumulative preferred dividends.

Neither the Series A Preferred or Series B Preferred is convertible into or exchangeable for shares of our common stock or any other entity, however, at our sole discretion, we may convert the Series A Preferred shares into Series B Preferred shares at any time on a one-to-one basis. Until the third anniversary of the Original Issuance Date, we may redeem, at our discretion, both the Series A and Series B Preferred shares for an amount equal to the highest of the following: (1) the subscription price plus any accrued but unpaid dividends, (2) 105% of the average trading price of our common stock during a five-trading-day period and (3) 105% of the average trading price of the series of preferred shares during the same five-day-trading period. In the event of any liquidation, any amount available for distribution to stockholders after payment of all liabilities will be distributed proportionately, with each share of Series A Preferred and each share of Series B Preferred being treated as though it were a share of our common stock.

15. STOCK BASED AWARDS

Stock Option Awards

Our board of directors adopted the 2005 Equity Incentive Plan and it was most recently amended and restated and re-approved by the stockholders on May 3, 2012 (as so amended and restated, the "Plan"). Under the Plan, the board of directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants, as well as restricted stock units and other types of equity awards of the Company. Options granted under this Plan generally expire at the end of ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over four years from the grant date. We did not grant any options during the years ended December 31, 2016, 2015 and 2014. At December 31, 2016, 2.1 million shares of stock remained available for future grants under the Plan. We settle stock option exercises with newly issued common shares.

The following is a summary of stock option activity (in thousands, except per share data):

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	204	$17.27	224	$17.27	273	$17.30
Exercised	(42)	17.08	(16)	16.94	(30)	17.08
Expired/Forfeited	(6)	17.08	(4)	18.26	(19)	18.00
Outstanding—end of year	156	$17.33	204	$17.27	224	$17.27
Options exercisable at year-end	156	$17.33	204	$17.27	224	$17.27
The following table summarizes information about stock options as of December 31, 2016 (in thousands, except per share data):

Options Outstanding				Options Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
156	$17.33	0.15	$63	156	$17.33	0.15	$63
Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. The most recent stock options were granted in May 2008 and have fully vested. There was no stock based compensation related to stock options recorded during the years ended December 31, 2016, 2015 and 2014.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our stock price of $17.50 as of December 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $82,000, $92,000, and $126,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2016, 2015 and 2014 were approximately $819,000, $269,000, and $511,000, respectively. In connection with these exercises, there was no tax benefit realized due to our net operating loss position.

Restricted Stock Awards

For the years ended December 31, 2016, 2015 and 2014, the Compensation Committee of the Board of Directors approved grants of 541,000, 239,000 and 242,000 restricted stock awards, respectively, to our officers, board members and employees. The restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the employee’s continuing service to us. At December 31, 2016, there were 560,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is either recognized on a straight line basis over the three-year vesting schedule on a straight line basis or on an accelerated schedule when vesting of restricted stock awards exceeds a straight line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2016, 2015 and 2014 was $14.52, $24.60 and $28.24, respectively.

Stock-based compensation expense related to restricted stock awards was $4.9 million, $3.5 million and $4.0 million, during the years ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes restricted stock award activity (in thousands):

	2016		2015		2014
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	349	$24.80	578	$16.70	704	$10.79
Granted at fair value	541	14.52	239	24.60	242	28.24
Vested	(219)	22.57	(377)	12.34	(302)	11.87
Forfeited	(111)	16.52	(91)	24.35	(66)	17.70
Outstanding—end of year	560	$17.46	349	$24.80	578	$16.70

16. EMPLOYEE RETIREMENT PLAN

We have a 401(k) defined contribution plan which permits participating employees to defer a portion of their compensation, subject to limitations established by the Internal Revenue Code. During the years ended December 31, 2016, 2015 and 2014, employees who completed three months of service and are 21 years of age or older are qualified to participate in the plan which matches 100% of the first 6% of each participant's contributions to the plan subject to IRS limits. Matching contributions vest immediately. Participant contributions also vest immediately. Our matching contribution totaled $3.8 million, $3.1 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. No discretionary contributions were made to eligible participants for the years ended December 31, 2016, 2015 and 2014, respectively.

17. OTHER INCOME, NET

Other income, net consisted of the following (in thousands):

	Years ended December 31,
	2016	2015	2014
Club O Rewards and gift card breakage	$16,808	$5,911	$2,439
Gain (loss) on precious metals	201	(1,183)	(1,269)
Other	22	(120)	(1)
Ineffective portion loss of cash flow hedge	—	(124)	—
Termination costs of cryptobond financing	—	(850)	—
Loss on impairment of cost method investment	(2,850)	—	—
Total other income, net	$14,181	$3,634	$1,169

18. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Years ended December 31,
	2016	2015	2014
United States	$20,974	$3,358	$13,088
Foreign	(429)	(243)	117
Total income before income taxes	$20,545	$3,115	$13,205

The provision (benefit) for income taxes for 2016, 2015 and 2014 consists of the following (in thousands):

	Years ended December 31,
	2016	2015	2014
Current:
Federal	$280	$75	$210
State	1,264	293	385
Foreign	34	44	68
Total current	1,578	412	663
Deferred:
Federal	7,311	1,808	3,777
State	410	(324)	(36)
Foreign	(2)	(1)	—
Total deferred	7,719	1,483	3,741
Total provision (benefit) for income taxes	$9,297	$1,895	$4,404

The provision (benefit) for income taxes for 2016, 2015 and 2014 differ from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2016	2015	2014
U.S. federal income tax provision (benefit) at statutory rate	$7,191	$1,091	$4,622
State income tax expense, net of federal benefit	1,232	(134)	215
Change in valuation allowance	1,168	1,832	1,000
Stock based compensation expense	674	(32)	(43)
Lobbying expenses	179	243	266
Other	(69)	(150)	(141)
Research and development credit	(1,078)	(955)	(1,515)
Income tax provision (benefit)	$9,297	$1,895	$4,404

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

The components of our deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$36,486	$47,793
Accrued expenses	13,548	12,605
Research and development tax credits	9,832	8,574
Reserves and other	2,893	3,227
AMT and other tax credits	1,827	1,034
Intangible assets	1,678	751
Gross deferred tax assets	66,264	73,984
Valuation allowance	(4,239)	(3,071)
Total deferred tax assets	62,025	70,913
Deferred tax liabilities:
Fixed assets	(4,351)	(5,320)
Prepaid expenses	(1,408)	(1,397)
Total deferred tax liabilities	(5,759)	(6,717)
Total deferred tax assets, net	$56,266	$64,196

At December 31, 2016, we had federal net operating loss carryforwards of approximately $119.1 million and state net operating loss carryforwards of approximately $115.3 million, which may be used to offset future taxable income. Of the total federal and state NOLs, $24.5 million was generated from excess stock-based compensation and are not reflected in our deferred tax assets. The net tax benefit of $9.4 million would be credited to additional paid-in capital in our consolidated balance sheets under the "with-and-without" method of utilization for tax attributes. We currently utilize the with-and-without approach in determining if and when such excess tax benefits are realized. Under this approach excess tax benefits related to stock-based compensation are the last to be realized. Upon adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we will recognize these additional deferred tax assets related to excess tax benefits through a cumulative effect adjustment in retained earnings as of January 1, 2017. Our NOLs expire at various dates between 2020 and 2036 if unused. In accordance with an Internal Revenue Code section 382 study completed during 2014, the NOL carryforwards indicated above are not limited in future periods.

At December 31, 2016, we had foreign net operating loss carryforwards related to our international operations of approximately $626,000 which have an indefinite life and approximately $834,000 which begin to expire in 2020 if unused.

At December 31, 2016, we had federal capital loss carryforwards of approximately $394,000 which begin to expire in 2020 if unused.

At December 31, 2016, we had federal research credit carryforwards of approximately $10.7 million and state research credit carryforwards of approximately $5.1 million. These tax credits expire at various dates between 2021 and 2036 if unused.

Each quarter we assess the recoverability of our deferred tax assets under ASC 740. We are required to establish a valuation allowance for any portion of the assets that we conclude is not more likely than not realizable. Our assessment considers, among other things, the three year cumulative net income, positive pretax net income and taxable income, forecasts of our future taxable income, carryforward periods, our utilization experience with operating loss and tax credit carryforwards, and prudent and feasible tax planning strategies. We have concluded based on all available positive and negative evidence it is more likely than not that our deferred tax assets as of December 31, 2016 arising from ordinary income and deductions and tax credits will be realized in the future, with the exception of operating losses and credits generated by separate tax-filing subsidiaries in domestic and foreign jurisdictions. On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $1.6 million has been recorded to reduce the portion of the deferred tax assets that are not more likely than not to be realized. We have also concluded it is unlikely that our deferred tax asset arising from capital losses will be realized in the future. On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $2.6 million has been recorded to reduce the portion of the deferred tax asset that is not more likely than not to be realized. This assessment required significant judgment and estimates about our ability to generate revenue, gross profit, operating income and taxable income in future periods. Except as otherwise disclosed, there are no known trends, events, transactions or other uncertainties that are expected to negatively impact the future levels of taxable income. We will continue to monitor the need for a valuation allowance against our federal and state deferred tax assets on a quarterly basis.

A reconciliation of the beginning and ending unrecognized tax benefits, excluding interest and penalties, as of December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Beginning balance	$4,753	$4,128	$2,968
Additions for tax positions related to the current year	1,112	751	959
Additions (reductions) for tax positions taken in prior years	1,468	(126)	201
Ending balance	$7,333	$4,753	$4,128

Included in the balance of unrecognized tax benefits as of December 31, 2016, December 31, 2015, and December 31, 2014, are approximately $5.9 million, $4.8 million, and $4.1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2016, December 31, 2015, and December 31, 2014, are approximately $1.5 million, $0, and $0, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. We believe that it is reasonably possible that a decrease of up to $1.5 million in unrecognized tax benefits related to marketing deductions will occur upon settlement with tax authorities within the next 12 months.

Accrued interest and penalties on unrecognized tax benefits as of December 31, 2016 and 2015 were $345,000 and $236,000, respectively.

We are subject to taxation in the United States and various state and foreign jurisdictions. Tax years beginning in 2012 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. As of December 31, 2015, we were under audit by the Internal Revenue Service for our 2013 federal income tax return. The audit concluded in 2016 with no changes to the return.

We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations. We have begun expansion of operations outside of the U.S. and have plans for additional expansion for which we have incurred and will continue to incur capital requirements. We have considered ongoing capital requirements of the parent company in the U.S. As of December 31, 2016, we had not made a provision for U.S. or additional foreign withholding taxes on approximately $421,000 of indefinitely reinvested foreign earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends to the

U.S. and under certain other circumstances. It is not practicable to estimate the amount of deferred taxes related to investments in these foreign subsidiaries.

19. RELATED PARTY TRANSACTIONS

On occasion, Haverford-Valley, L.C. (an entity owned by our Chief Executive Officer) and certain affiliated entities make travel arrangements for our executives and pay the travel related expenses incurred by our executives on company business. During the years ended December 31, 2016, 2015 and 2014, we reimbursed Haverford-Valley L.C. $703,000, $423,000, and $270,000, respectively, for these expenses.

On November 2, 2016 we entered into a Software Licensing Agreement with SiteHelix Inc. (the “SiteHelix Agreement”). Saum Noursalehi, our President, Retail, is the majority owner of SiteHelix. Pursuant to the SiteHelix Agreement, SiteHelix granted a non-exclusive, non-transferrable license to its proprietary software to us. The software is intended to improve customer conversion rates on our website. Pursuant to the SiteHelix Agreement, we will pay SiteHelix 20% of an amount, if any, intended to reflect the economic benefit of the software to us, as calculated by us. Either party may terminate the SiteHelix Agreement on 30 days’ notice to the other party. In addition to this and other termination rights, we may terminate the SiteHelix Agreement immediately at any time if we determine that we can obtain substantially the same services from an unrelated person or entity at a lower cost, or better services from an unrelated person or entity for substantially the same cost. During 2016 we did not pay or accrue any amount for payment to SiteHelix.
In December 2016, pursuant to the rights offering we made to all of our stockholders, our Chief Executive Officer, Dr. Patrick M. Byrne purchased 63,775 shares of our Series A Preferred stock from us for $1,000,000. In connection with the rights offering, we entered into a registration rights agreement with Dr. Byrne for his benefit and the benefit of any other affiliates of ours who acquired or acquire shares of the Series A Preferred or the Series B Preferred in or after the rights offering.

20. BROKER DEALERS

As part of our Medici blockchain and financial technology initiatives, we hold a controlling interest in each of two broker dealers, SpeedRoute LLC ("SpeedRoute") and Pro Securities, LLC ("Pro Securities"), which we acquired in January 2016 (see Note 3. Acquisitions, Goodwill, and Acquired Intangible Assets).

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

SpeedRoute and Pro Securities are subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2016, SpeedRoute had net capital of $430,260, which was $304,536 in excess of its required net capital of $125,724 and SpeedRoute's net capital ratio was 4.4 to 1. At December 31, 2016, Pro Securities had net capital of $24,141, which was $19,141 in excess of its required net capital of $5,000 and Pro Securities net capital ratio was 0.92 to 1.

SpeedRoute and Pro Securities did not have any securities owned or securities sold, not yet purchased at December 31, 2016 and 2015.

21. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. We determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. Our Retail business consists of our Direct and Partner reportable segments. We use gross profit as the measure to determine our reportable segments because there is not discrete financial information available below gross profit for our Direct and Partner segments. As a result, our Medici business is not significant as compared to our Direct and Partner segments and is included in Other. Our Other segment consists of Medici. Although our Direct and Partner segments both relate to our Retail business, we do not combine these segments because they have dissimilar economic characteristics, such as gross profit margins. We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the years ended December 31, 2016, 2015 and 2014.

The following table summarizes information about reportable segments for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year ended December 31,
	Direct	Partner	Retail Total	Other	Total
2016
Revenue, net	$101,578	$1,683,204	$1,784,782	$15,181	$1,799,963
Cost of goods sold	96,271	1,362,140	1,458,411	10,203	1,468,614
Gross profit	$5,307	$321,064	$326,371	$4,978	$331,349
Operating expenses			307,669	16,765	324,434
Interest and other income, net (1)			13,630	—	13,630
Pre-tax income (loss)			32,332	(11,787)	20,545
Provision (benefit) for income taxes			13,797	(4,500)	9,297
Net income (loss) (2) (3) (4)			$18,535	$(7,287)	$11,248

2015
Revenue, net	$137,783	$1,518,125	$1,655,908	$1,930	$1,657,838
Cost of goods sold	128,077	1,225,107	1,353,184	—	1,353,184
Gross profit	$9,706	$293,018	$302,724	$1,930	$304,654
Operating expenses			296,281	8,907	305,188
Interest and other income, net (1)			3,649	—	3,649
Pre-tax income (loss)			10,092	(6,977)	3,115
Provision (benefit) for income taxes			3,448	(1,553)	1,895
Net income (loss) (2) (3) (4)			$6,644	$(5,424)	$1,220

2014
Revenue, net	$147,460	$1,349,643	$1,497,103	$—	$1,497,103
Cost of goods sold	129,253	1,088,791	1,218,044	—	1,218,044
Gross profit	$18,207	$260,852	$279,059	$—	$279,059
Operating expenses			267,136	—	267,136
Interest and other income, net (1)			1,282	—	1,282
Pre-tax income			13,205	—	13,205
Provision for income taxes			4,404	—	4,404
Net income (loss) (2) (3) (4)			$8,801	$—	$8,801
  ___________________________________________

(1)
 — The above amounts exclude intercompany transactions eliminated in consolidation, which consist primarily of interest. These amounts were $594,000, $158,000, and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	— Net income presented for segment reporting purposes is before any adjustments attributable to noncontrolling interests.

(3)  — The above amounts include Retail depreciation and amortization expense of $26.9 million, $23.6 million and $18.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(4)  — The above amounts include Other depreciation and amortization expense of $4.4 million, $1.5 million and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

Our Direct segment includes revenues, direct costs, and cost allocations associated with sales of inventory we own. Costs for this segment include product costs, freight, warehousing and fulfillment costs, credit card fees and customer service costs.

Our Partner segment includes revenues, direct costs and cost allocations associated with sales of inventory owned by our partners. Costs for this segment include product costs, outbound freight and fulfillment costs, credit card fees and customer service costs.

For the years ended December 31, 2016, 2015 and 2014, substantially all of our sales revenues were attributable to customers in the United States. At December 31, 2016 and 2015, substantially all of our fixed assets were located in the United States.

22. SUBSEQUENT EVENTS

Conversion of Loan

As previously disclosed in Note 11. Borrowings, we entered into a syndicated senior secured credit facility in connection with the construction of our corporate headquarters, which provided for an aggregate credit amount of $55.8 million consisting of (i) a senior secured real estate loan of $45.8 million to be used to finance the development and construction of our headquarters and (ii) a $10.0 million senior secured revolving credit facility for working capital and capital expenditures. The Real Estate Loan was designed to convert into an approximately 6.75-year term loan due October 1, 2023. On January 1, 2017, the conditions to conversion were satisfied, and the Real Estate Loan converted into the Term Loan.

The aggregate principal amount of the term loan is $45.8 million. Monthly principal payments of $93,695 plus interest will be due under the term loan beginning February 1, 2017 through September 1, 2023, with a balloon payment due October 2, 2023 in the aggregate principal amount of $38.3 million plus all then accrued unpaid interest and any other monetary obligations that may be due under the agreement.

Repurchase of Common Stock

On January 27, 2017, we repurchased approximately 604,000 shares of our common stock for an aggregate purchase price of $10 million under the stock repurchase plan authorized by our Board of Directors on May 5, 2015. All common shares repurchased will be recognized as treasury stock.

23. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2016. We have prepared this information on the same basis as the consolidated statements of operations and the information includes all adjustments that we consider necessary for a fair statement of its financial position and operating results for the quarters presented.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
Consolidated Statement of Income (Loss) Data:
Revenue, net
Direct	$26,651	$24,630	$24,620	$25,677
Partner and other	387,026	393,910	416,944	500,505
Total net revenue	413,677	418,540	441,564	526,182
Cost of goods sold
Direct	25,406	23,098	23,955	23,812
Partner and other	310,964	319,120	337,893	404,366
Total cost of goods sold	336,370	342,218	361,848	428,178
Gross profit	77,307	76,322	79,716	98,004
Operating expenses:
Sales and marketing	31,456	33,353	34,707	48,380
Technology	25,710	25,800	26,739	28,511
General and administrative	21,848	22,678	23,317	21,455
Litigation settlement	(19,520)	—	—	—
Total operating expenses	59,494	81,831	84,763	98,346
Operating income (loss)	17,813	(5,509)	(5,047)	(342)
Interest income	91	64	73	98
Interest expense	(2)	(5)	(212)	(658)
Other income, net	4,156	3,992	1,251	4,782
Net income (loss) before income taxes	22,058	(1,458)	(3,935)	3,880
Provision (benefit) for income taxes	8,964	(243)	(543)	1,119
Consolidated net income (loss)	13,094	(1,215)	(3,392)	2,761
Less: Net loss attributable to noncontrolling interests	(335)	(311)	(294)	(334)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$13,429	$(904)	$(3,098)	$3,095
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.53	$(0.04)	$(0.12)	$0.12
Weighted average common shares outstanding—basic	25,280	25,341	25,356	25,391
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$0.53	$(0.04)	$(0.12)	$0.12
Weighted average common shares outstanding—diluted	25,290	25,341	25,356	25,540

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
Consolidated Statement of Income (Loss) Data:
Revenue, net
Direct	$36,135	$34,428	$33,621	$33,599
Partner and other	362,209	353,585	357,590	446,671
Total net revenue	398,344	388,013	391,211	480,270
Cost of goods sold
Direct	32,527	31,235	31,989	32,326
Partner and other	290,380	283,121	286,771	364,835
Total cost of goods sold	322,907	314,356	318,760	397,161
Gross profit	75,437	73,657	72,451	83,109
Operating expenses:
Sales and marketing	27,972	28,087	30,062	38,347
Technology	23,087	24,059	25,084	26,303
General and administrative	20,534	19,429	20,676	21,548
Total operating expenses	71,593	71,575	75,822	86,198
Operating income (loss)	3,844	2,082	(3,371)	(3,089)
Interest income	43	38	37	37
Interest expense	(4)	(8)	(62)	(66)
Other income, net	605	1,163	764	1,102
Net income (loss) before income taxes	4,488	3,275	(2,632)	(2,016)
Provision (benefit) for income taxes	1,940	1,849	(15)	(1,879)
Consolidated net income (loss)	2,548	1,426	(2,617)	(137)
Less: Net loss attributable to noncontrolling interests	(191)	(242)	(546)	(247)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$2,739	$1,668	$(2,071)	$110
Net income (loss) per common share—basic:
Net income (loss) per share—basic	$0.11	$0.07	$(0.08)	$—
Weighted average common shares outstanding—basic	24,213	24,306	24,681	25,234
Net income (loss) per common share—diluted:
Net income (loss) per share—diluted	$0.11	$0.07	$(0.08)	$—
Weighted average common shares outstanding—diluted	24,390	24,398	24,681	25,266

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Charged to Expense		Deductions	Balance at End of Year
Year ended December 31, 2016
Deferred tax valuation allowance	$3,071	$1,168		$—	$4,239
Allowance for sales returns	17,896	163,693		163,413	18,176
Allowance for doubtful accounts	465	1,608		74	1,999
Year ended December 31, 2015
Deferred tax valuation allowance	$1,000	$2,071	(1)	$—	$3,071
Allowance for sales returns	15,531	142,887		140,522	17,896
Allowance for doubtful accounts	511	217		263	465
Year ended December 31, 2014
Deferred tax valuation allowance	$—	$1,000		$—	$1,000
Allowance for sales returns	13,232	117,932		115,633	15,531
Allowance for doubtful accounts	152	359		—	511
 ___________________________________________

(1)
The amount charged to expense for the year ended December 31, 2015 includes a foreign deferred tax valuation allowance recognized as part of an acquisition as described in Note 3—Acquisitions, Goodwill and Acquired Intangible Assets. The allowance was included as an adjustment to goodwill.