Form 10-Q
period 2017-03-31
OVERSTOCK.COM, INC
filed 2017-05-04
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 24,995,269 shares of the Registrant’s common stock, par value $0.0001, outstanding on April 27, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$136,415	$183,098
Restricted cash	355	430
Accounts receivable, net	21,615	28,142
Inventories, net	17,726	18,937
Prepaid inventories, net	2,738	2,112
Prepaids and other current assets	11,789	11,654
Total current assets	190,638	244,373
Fixed assets, net	137,296	134,552
Precious metals	9,946	9,946
Deferred tax assets, net	66,351	56,266
Intangible assets, net	10,099	10,913
Goodwill	14,698	14,698
Other long-term assets, net	12,273	14,328
Total assets	$441,301	$485,076
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,089	$106,337
Accrued liabilities	81,417	96,216
Deferred revenue	40,187	41,780
Finance obligations, current	3,267	3,256
Other current liabilities, net	1,604	1,627
Total current liabilities	212,564	249,216
Long-term debt, net	43,921	44,179
Finance obligations, non-current	11,003	11,831
Other long-term liabilities	6,840	6,890
Total liabilities	274,328	312,116
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A, issued and outstanding - 127	—	—
Series B, issued and outstanding - 569	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 28,078 and 27,895
Outstanding shares - 24,963 and 25,432	3	3
Additional paid-in capital	384,942	383,348
Accumulated deficit	(150,427)	(153,898)
Accumulated other comprehensive loss	(1,391)	(1,540)
Treasury stock:
Shares at cost - 3,115 and 2,463	(63,409)	(52,587)
Equity attributable to stockholders of Overstock.com, Inc.	169,718	175,326
Equity attributable to noncontrolling interests	(2,745)	(2,366)
Total equity	166,973	172,960
Total liabilities and stockholders’ equity	$441,301	$485,076
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2017	2016
Revenue, net
Direct	$22,828	$26,651
Partner and other	409,607	387,026
Total net revenue	432,435	413,677
Cost of goods sold
Direct(1)	20,963	25,406
Partner and other	324,565	310,964
Total cost of goods sold	345,528	336,370
Gross profit	86,907	77,307
Operating expenses:
Sales and marketing(1)	37,618	31,456
Technology(1)	28,992	25,710
General and administrative(1)	22,610	21,848
Litigation settlement	—	(19,520)
Total operating expenses	89,220	59,494
Operating income (loss)	(2,313)	17,813
Interest income	125	91
Interest expense	(710)	(2)
Other income (expense), net	(3,724)	4,156
Income (loss) before income taxes	(6,622)	22,058
Provision (benefit) for income taxes	(340)	8,964
Consolidated net income (loss)	$(6,282)	$13,094
Less: Net loss attributable to noncontrolling interests	(379)	(335)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(5,903)	$13,429
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.23)	$0.53
Weighted average common shares outstanding—basic	25,290	25,280
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$(0.23)	$0.53
Weighted average common shares outstanding—diluted	25,290	25,290
________________________________________

(1) Includes stock-based compensation as follows (Note 8):
Cost of goods sold — direct	$49	$51
Sales and marketing	96	49
Technology	160	167
General and administrative	635	701
Total	$940	$968
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended March 31,
	2017	2016
Consolidated net income (loss)	$(6,282)	$13,094
Other comprehensive income (loss):
Unrealized loss on cash flow hedges, net of benefit (expense) for taxes of $(95) and $715	149	(1,020)
Other comprehensive income (loss)	149	(1,020)
Comprehensive income (loss)	$(6,133)	$12,074
Less: Comprehensive loss attributable to noncontrolling interests	(379)	(335)
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$(5,754)	$12,409
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three months ended March 31, 2017
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	27,895
Common stock issued upon vesting of restricted stock	143
Exercise of stock options	40
Balance at end of period	28,078

Number of treasury stock shares
Balance at beginning of period	2,463
Purchases of treasury stock	652
Balance at end of period	3,115
Total number of outstanding shares	24,963

Common stock	$3

Number of Series A preferred shares issued and outstanding
Balance at beginning of period	127
Series A preferred shares issued	—
Balance at end of period	127

Number of Series B preferred shares issued and outstanding
Balance at beginning of period	569
Series B preferred shares issued	—
Balance at end of period	569

Preferred stock	$—

Additional paid-in capital
Balance at beginning of period	$383,348
Stock-based compensation to employees and directors	940
Exercise of stock options	654
Balance at end of period	$384,942

Accumulated deficit
Balance at beginning of period	$(153,898)
Cumulative effect of change in accounting principle	9,374
Net loss attributable to stockholders of Overstock.com, Inc.	(5,903)
Balance at end of period	$(150,427)

Accumulated other comprehensive loss
Balance at beginning of period	$(1,540)
Net other comprehensive income	149
Balance at end of period	$(1,391)

Treasury stock
Balance at beginning of period	$(52,587)
Purchases of treasury stock	(10,822)
Balance at end of period	(63,409)
Total equity attributable to stockholders of Overstock.com, Inc.	$169,718

Equity attributable to noncontrolling interests
Balance at beginning of period	$(2,366)
Net loss attributable to noncontrolling interests	(379)
Total equity attributable to noncontrolling interests	$(2,745)

Total equity	$166,973
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2017	2016	2017	2016
Cash flows from operating activities:
Consolidated net income (loss)	$(6,282)	$13,094	$(8,128)	$11,766
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of fixed assets	7,698	6,189	28,792	24,359
Amortization of intangible assets	945	1,098	3,815	2,649
Stock-based compensation to employees and directors	940	968	4,863	3,716
Deferred income taxes, net	(806)	7,684	(771)	7,469
Loss on investment in precious metals	—	—	(201)	1,183
Loss on investment in cryptocurrency	—	—	—	35
Impairment of cost method investment	4,500	—	7,350	—
Ineffective portion of loss on cash flow hedge	—	—	—	124
Termination costs of cryptobond financing	—	—	—	850
Other	38	13	381	(6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	6,527	(951)	(2,528)	(800)
Inventories, net	1,211	603	1,713	5,028
Prepaid inventories, net	(626)	109	(1,536)	2,972
Prepaids and other current assets	(1,173)	3,107	(1,891)	525
Other long-term assets, net	(404)	12	(1,202)	(268)
Accounts payable	(20,456)	(45,515)	6,236	10,216
Accrued liabilities	(13,689)	(13,336)	16,583	(7,130)
Deferred revenue	(1,593)	(8,132)	(2,625)	(930)
Other long-term liabilities	73	554	119	1,344
Net cash (used in) provided by operating activities	(23,097)	(34,503)	50,970	63,102
Cash flows from investing activities:
Proceeds from sale of precious metals	—	—	1,610	—
Investment in precious metals	—	—	(1,633)	—
Equity method investment	—	—	—	(57)
Disbursement of note receivable	(250)	(2,850)	(1,068)	(7,850)
Cost method investments	(453)	—	(5,203)	(2,000)
Acquisitions of businesses, net of cash acquired	—	1,177	43	(9,424)
Expenditures for fixed assets, including internal-use software and website development	(11,344)	(19,592)	(64,033)	(72,493)
Other	(442)	29	(416)	(136)
Net cash used in investing activities	(12,489)	(21,236)	(70,700)	(91,960)
Cash flows from financing activities:
Paydown on direct financing arrangement	—	(54)	—	(288)
Payments on finance obligations	(817)	(375)	(2,348)	(479)
Payments on interest swap	—	(141)	(422)	(198)
Proceeds from finance obligations	—	3,421	7,978	9,119
Proceeds from short-term debt	—	—	—	5,500
Payments on short-term debt	—	—	—	(750)
Proceeds from long-term debt	—	11,123	25,150	20,611
Payments on long-term debt	(187)	—	(187)	—
Change in restricted cash	75	—	75	75
Proceeds from exercise of stock options	654	—	1,473	77
Proceeds from rights offering, net of offering costs	—	—	7,591	—
Purchase of treasury stock	(10,822)	(308)	(11,354)	(321)
Payment of debt issuance costs	—	—	—	(621)
Net cash (used in) provided by financing activities	(11,097)	13,666	27,956	32,725
Net (decrease) increase in cash and cash equivalents	(46,683)	(42,073)	8,226	3,867
Cash and cash equivalents, beginning of period	183,098	170,262	128,189	124,322
Cash and cash equivalents, end of period	$136,415	$128,189	$136,415	$128,189

Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2017	2016	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid (net of amounts capitalized)	$646	$279	$1,636	$495
Taxes paid	—	479	859	680
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$1,317	$6,181	$1,317	$6,181
Capitalized interest cost	—	39	66	157
Acquisition of businesses through stock issuance	—	—	—	18,149
Change in value of cash flow hedge	(240)	1,594	(2,493)	1,718
Note receivable converted to cost method investment	—	—	2,850	—

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its majority-owned subsidiaries, unless the context indicates otherwise.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

For purposes of comparability, the presentation of certain immaterial amounts in the prior periods has been conformed with the current period presentation. We also retrospectively applied certain accounting standard updates as discussed in Note 2—Accounting Policies, Recently adopted accounting standards.

2. ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, investment valuation, receivables valuation, valuation of derivative financial instruments, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, intangible asset valuation, cost method investment valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities and contingencies. Actual results could differ materially from these estimates.

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $50.2 million and $75.2 million at March 31, 2017 and December 31, 2016, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of March 31, 2017 and December 31, 2016 as indicated (in thousands):

p	Fair Value Measurements at March 31, 2017:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$50,248	$50,248	$—	$—
Trading securities held in a “rabbi trust” (1)	63	63	—	—
Total assets	$50,311	$50,311	$—	$—
Liabilities:
Derivatives (2)	$1,570	$—	$1,570	$—
Deferred compensation accrual “rabbi trust” (3)	65	65	—	—
Total liabilities	$1,635	$65	$1,570	$—

	Fair Value Measurements at December 31, 2016:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$75,177	$75,177	$—	$—
Trading securities held in a “rabbi trust” (1)	58	58	—	—
Total assets	$75,235	$75,235	$—	$—
Liabilities:
Derivatives (2)	$1,816	$—	$1,816	$—
Deferred compensation accrual “rabbi trust” (3)	61	61	—	—
Total liabilities	$1,877	$61	$1,816	$—

 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Derivative financial instruments are included in Other current liabilities, net and Other long-term liabilities in the consolidated balance sheets.

(3)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

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

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We maintain an allowance for doubtful accounts receivable based upon our business customers’ financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.1 million and $2.0 million at March 31, 2017 and December 31, 2016, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At March 31, 2017 and December 31, 2016, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and receivables. We invest our cash primarily in money market securities which are uninsured.

Valuation of inventories

Inventories, consisting of merchandise purchased for resale, are accounted for using a standard costing system which approximates the first-in-first-out (“FIFO”) method of accounting, and are valued at the lower of cost and net realizable value. We write down our inventory for damage or estimated obsolescence and to lower of cost and net realizable value based upon assumptions about future demand market conditions and fulfillment costs. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. Reversal of the allowance is recognized only when the related inventory has been sold or scrapped.

Prepaid inventories, net

Prepaid inventories, net represent inventories paid for in advance of receipt.

Prepaids and other current assets

Prepaids and other current assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs.

Fixed assets, net

Fixed assets, which include assets such as our corporate headquarters, land improvements, building machinery and equipment, furniture and equipment, technology infrastructure, internal-use software, website development and leasehold improvements, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter, as follows:

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

During the three months ended March 31, 2017 and 2016, we capitalized $3.5 million and $4.7 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $4.3 million and $3.8 million, respectively, for those respective periods.

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2017	2016
Cost of goods sold - direct	$83	$77
Technology	6,685	5,920
General and administrative	930	192
Total depreciation, including internal-use software and website development	$7,698	$6,189

Total accumulated depreciation of fixed assets was $187.6 million and $180.3 million at March 31, 2017 and December 31, 2016, respectively.

Upon sale or retirement of assets, cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the consolidated statements of operations.

Fixed assets included assets under capital leases and finance obligations of $21.5 million and $21.5 million, at March 31, 2017 and December 31, 2016, respectively. Accumulated depreciation related to assets under capital leases and finance obligations was $10.0 million and $8.7 million, at March 31, 2017 and December 31, 2016, respectively.

Depreciation expense of assets recorded under capital leases was $1.3 million and $699,000, for the three months ended March 31, 2017 and 2016, respectively.

Cost method investments

At March 31, 2017, we held minority interests (less than 20%) in seven privately held entities, which include PeerNova, Bitt, IdentityMind, Factom, MarkaVIP, View, Inc., and Ripio. The total aggregate amount of these investments (excluding any adjustments for impairment) was approximately $15.1 million. Based on the nature of one of our investments, we have a variable interest. However, because we do not have power to direct the investee's activities and we are not the investee's primary beneficiary, we therefore do not consolidate the investee in our financial statements.

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

At March 31, 2017, the carrying amount of our cost method investments was approximately $7.7 million. We recognized a $2.9 million impairment loss on one of these investments during 2016, which consisted of the entire carrying amount of the investment. We recognized a $4.5 million impairment loss on another one of these investments during the three months ended March 31, 2017. These impairment losses were recorded in Other income (expense), net on the consolidated statements of operations.

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

Precious metals

Our precious metals consisted of $5.9 million in gold and $4.0 million in silver at March 31, 2017 and December 31, 2016. We store our precious metals at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as an investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income (expense), net in our consolidated statements of operations. There were no recorded gains or losses on investments in precious metals for the three months ended March 31, 2017 and 2016.

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

In accordance with this guidance, we test for impairment of goodwill annually or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the three months ended March 31, 2017 or the year ended December 31, 2016.

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

Intangible assets, net consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Acquired intangible assets	$16,000	$16,000
Intangible assets, other (1)	1,487	1,356
	17,487	17,356
Less: accumulated amortization of intangible assets	(7,388)	(6,443)
Total intangible assets, net	$10,099	$10,913
___________________________________________

(1)	— At March 31, 2017, the weighted average remaining useful life for intangible assets, other, excluding fully amortized intangible assets, was 3.50 years.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2017	2016
Technology	$905	$726
Sales and marketing	20	350
General and administrative	20	22
Total amortization	$945	$1,098

Estimated amortization expense for the next five years is: $2.8 million for the remainder of 2017, $2.8 million in 2018, $2.0 million in 2019, $1.3 million in 2020, $900,000 in 2021 and $100,000 thereafter.

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the three months ended March 31, 2017 or the year ended December 31, 2016.

Other long-term assets, net

Other long-term assets, net consist primarily of cost method investments (see Cost method investments above) and related convertible notes and long-term prepaid expenses.

Derivative financial instruments

In 2014, we entered into a loan agreement in connection with the construction of our new corporate headquarters. We began borrowing under the facility in October 2015. Because amounts borrowed on the loan will carry a variable LIBOR-based interest rate, we will be affected by changes in certain market conditions. These changes in market conditions may adversely impact our financial performance, and as such, we use derivatives as a risk management tool to mitigate the potential impact of these changes. We do not enter into derivatives for speculative or trading purposes. The primary market risk we manage through the use of derivative instruments is interest rate risk on the amounts we have borrowed under the loan agreement relating to our new headquarters. To manage that risk, we use interest rate swap agreements. An interest rate swap agreement is a contract between two parties to exchange cash flows based on underlying notional amounts and indices. Our interest rate swaps entitle us to pay amounts based on a fixed rate in exchange for receipt of amounts based on variable rates over the term of the related loan agreement. The notional amounts under our hedges were $45.6 million and $45.8 million at March 31, 2017 and December 31, 2016, respectively.

Our derivatives are carried at fair value in our consolidated balance sheets in Other current liabilities, net and Other long-term liabilities on a gross basis. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments under GAAP. Our derivatives have been designated and qualify as cash flow hedges. We formally designated and documented, at inception, the financial instruments as hedges of specific underlying exposures, the risk management objectives, and the strategy for undertaking the hedging transactions. In addition, we formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in the cash flows of the related underlying exposures. To the extent that the hedges are effective, the changes in fair values of our cash flow hedges are recorded in Accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders' equity. Any ineffective portion is immediately recognized into earnings. The variable-rate interest on the borrowing for our new corporate headquarters was capitalized during the construction period. The amounts in Accumulated other comprehensive income (loss) related to the cash flow hedge of the variability of the interest that was capitalized is reclassified into earnings over the depreciable life of the asset. During the three months ended March 31, 2016, the amount of gains or losses in accumulated other comprehensive income (loss) that has been reclassified into earnings was not material and the amounts at March 31, 2017 that we will reclassify into earnings within the next 12 months is not expected to be material.

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

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the period indicated (in thousands):

Cash flow hedges	Amount of gain (loss) recognized in OCI on derivative (effective portion) net of tax	Location of gain (loss) reclassified from Accumulated OCI into operations (effective portion)	Amount of gain (loss) reclassified from Accumulated OCI into operations (effective portion)	Location of gain (loss) recognized in operations on derivative (ineffective portion)	Amount of gain (loss) recognized in operations on derivative (ineffective portion)
Three months ended March 31, 2017
Interest rate swap	$149	Interest expense	$4	Other income (expense)	$—
Three months ended March 31, 2016
Interest rate swap	$(1,020)	Interest expense	$—	Other income (expense)	$—

The following table provides the outstanding notional balances and fair values of derivative financial instruments that were designated as accounting hedges outstanding positions for the dates indicated, and recorded gains (losses) during the periods indicated (in thousands):

Cash flow hedges	Location in balance sheet	Expiration date	Outstanding notional	Fair value	Beginning gains (losses)	Gains (losses) recorded during period (1)	Ending gains (losses)
Three months ended March 31, 2017
Interest rate swap	Current and Other long-term liabilities	2023	$45,573	$(1,570)	$(1,816)	$246	$(1,570)
Three months ended March 31, 2016
Interest rate swap	Current and Other long-term liabilities	2023	$34,097	$(3,991)	$(2,397)	$(1,594)	$(3,991)
___________________________________________

(1)	— Gains (losses) recorded during the period are presented gross of the related tax impact.

Revenue recognition

We derive our revenue primarily from direct revenue and partner revenue from merchandise sales. We also earn revenue from advertising on our website and from other pages. We have organized our operations into two principal reporting segments based on the primary source of revenue: direct revenue and partner revenue (see Note 9—Business Segments).

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

We evaluate the revenue recognition criteria above for our broker dealer subsidiaries (see Note 10—Broker Dealers) and we recognize securities transactions (and the related commission revenue) on a trade date and gross basis.

Based upon our historical experience, direct and partner revenues typically increase during the fourth quarter because of the holiday retail season and decrease in the following quarter(s).

Direct revenue

Direct revenue is derived from merchandise sales of our owned inventory to individual consumers and businesses. Direct revenue comes from merchandise sales that occur primarily through our Website, but may also occur through offline and other channels.

Partner and other revenue

Partner and other revenue is derived primarily from merchandise sales of inventory owned by our partners which they generally ship directly to our consumers and businesses. Partner and other revenue comes from merchandise sales that occur primarily through our Website, but may also occur through offline and other channels, including through our broker dealer subsidiaries in our Other segment.

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

Earned Club O Reward dollars may be redeemed on future purchases made through our Website. We recognize revenue for Club O Reward dollars when customers redeem their reward dollars as part of a purchase on our Website. We account for these transactions as multiple element arrangements and allocate revenue to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned. Club O Gold membership reward dollars expire 90 days after the customer’s Club O Gold membership expires. When Club O Reward dollars expire, we recognize reward dollar breakage as Other income (expense), net in our consolidated statements of operations.

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

The allowance for returns was $13.5 million and $18.2 million at March 31, 2017 and December 31, 2016, respectively.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $301,000 and $431,000 at March 31, 2017 and December 31, 2016, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended March 31,
	2017		2016
Total revenue, net	$432,435	100%	$413,677	100%
Cost of goods sold
Product costs and other cost of goods sold	326,803	76%	318,074	77%
Fulfillment and related costs	18,725	4%	18,296	4%
Total cost of goods sold	345,528	80%	336,370	81%
Gross profit	$86,907	20%	$77,307	19%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $33.8 million and $28.8 million during the three months ended March 31, 2017 and 2016, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $1.2 million and $843,000 at March 31, 2017 and December 31, 2016, respectively.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards at the greater of a straight line basis or on an accelerated schedule when vesting of restricted stock awards exceeds a straight line basis. As a result of the adoption of ASU No. 2016-09, we made an accounting policy election to record forfeitures when they occur. When an award is forfeited prior to the vesting date, we recognize an adjustment for the previously recognized expense in the period of the forfeiture. See Note 8—Stock-Based Awards.

Self-funded health insurance

As of January 1, 2017, we established a partially self-funded health insurance plan for our employees. We maintain a stop-loss insurance policy through an insurance company that limits our losses both on a per employee basis and an aggregate basis. Although we intend to maintain this plan indefinitely, we may terminate, modify, suspend, or discontinue this plan at any time and for any reason.

We are responsible for estimating our liability for unpaid costs of insured events that have occurred, which includes known cases on a case-by-case basis, and also for events that have occurred, but have not yet been reported. As of March 31, 2017, we have recorded an accrued liability of approximately $1.2 million. Actual claims may differ from the estimate and any difference could be significant. This accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred (see Note 6—Commitments and Contingencies).

Income taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. We update our estimate of the annual effective tax rate each quarter and make cumulative adjustments if our estimated annual effective tax rate changes.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors including variability in predicting our pre-tax and taxable income and the mix of jurisdictions to which those items relate, relative changes of expenses or losses for which tax benefits are not recognized, how we do business, fluctuations in our stock price, and changes in law, regulations, and administrative practices. Our effective tax rate can be volatile based on the amount of pre-tax income. For example, the impact of discrete items on our effective tax rate is greater when pre-tax income is lower.

We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We consider, among other things, our recent financial and operating results (three years of cumulative income and revenue growth during those periods), along with our forecasted growth rates, projected future taxable income, and prudent and feasible tax planning strategies. We perform sensitivity analyses to address how potential changes in significant assumptions would impact our ability to generate the minimum amount of taxable income required. We give the most weight to objective evidence related to our more recent financial results. Based upon the level of historical taxable income and projections for future taxable income, and planned tax strategies over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deduction differences, net of existing valuation allowances. However, it is possible that certain state tax credits could ultimately expire unused if estimates of future apportioned taxable income during the carryforward period are reduced. We will continue to monitor the need for a valuation allowance against our federal and state deferred tax assets on a quarterly basis.

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

Net income per share

In 2016, we issued shares of our Blockchain Voting Series A Preferred Stock and our Voting Series B Preferred Stock (collectively the “preferred shares”). These shares are considered participating securities, and as a result, net income per share is calculated using the two-class method. Under this method, we give effect to preferred dividends and then allocate remaining net income attributable to our stockholders to both common shares and participating securities (based on the percentages outstanding) in determining net income per common share.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2017	2016
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(5,903)	$13,429
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.23)	$0.53
Weighted average common shares outstanding—basic	25,290	25,280
Effect of dilutive securities:
Stock options and restricted stock awards	—	10
Weighted average common shares outstanding—diluted	25,290	25,290
Net income (loss) attributable to common shares—diluted	$(0.23)	$0.53

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2017	2016
Stock options and restricted stock units	199	907

Stock repurchase program

On May 5, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase shares of our outstanding common stock for up to $25 million at any time through December 31, 2017. During Q1 2017, we repurchased approximately 604,000 shares of our common stock for an aggregate purchase price of $10 million under the stock repurchase plan. All common shares repurchased were recognized as treasury stock.

Recently adopted accounting standards

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We implemented the provisions of ASU 2015-11 on January 1, 2017 on a prospective basis. The implementation of ASU 2015-11 did not impact our results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. We implemented the provisions of ASU 2015-17 on January 1, 2017 on a retrospective basis. Amounts related to the implementation for the year ended December 31, 2016 totaled approximately $16.3 million and have been reclassified to long-term Deferred tax assets, net in our consolidated balance sheet. The implementation of ASU 2015-17 did not impact our results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We implemented the provisions of ASU 2016-09 on January 1, 2017 on a modified retrospective basis. We recognized $9.4 million of additional deferred tax assets related to excess tax benefits through a cumulative effect adjustment in retained earnings as of January 1, 2017. We will recognize future excess tax benefits or tax deficiencies related to the vesting of stock-based compensation awards as income tax benefit or income tax expense. This is likely to cause volatility in our effective tax rate and income tax expense. As part of our implementation of this standard, we also made a policy election to recognize forfeitures as they occur under a modified retrospective approach which did not have a significant impact on our results of operations or cash flows. Our adoption of the other provisions of this standard, which will be applied prospectively, did not have a significant impact on our results of operations or cash flows.

Recently issued accounting standards not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2018. Early adoption is permitted. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations. This ASU clarifies the implementation guidance for principal versus agent considerations in ASU No. 2014-09 and provides indicators that assist in the assessment of control. ASU No. 2016-08 is also effective for us on January 1, 2018. In 2016, the FASB issued additional implementation guidance for the new revenue recognition standards. These standards permit the use of either the retrospective or cumulative effect transition method. We are continuing our assessment of our revenue streams and our project plan for implementing these standards. We have not yet selected a transition method nor have we completed our assessment of the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. At this stage in our assessment, we have identified gross versus net revenue recognition (principal versus agent considerations) and the timing of revenue recognition (FOB shipping point versus FOB destination) as potentially significant issues in our analysis.

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

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update), which provides the SEC staff view that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. We do not expect that ASU 2017-03 will have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity should perform its annual, or interim, goodwill impairment test. The new standard becomes effective for us on January 1, 2020. Early adoption is permitted. We have not yet determined whether to early adopt. The amendments in this update should be applied on a prospective basis. We do not expect that ASU No. 2017-04 will have a material impact on our consolidated financial statements and related disclosures.

3. ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

As part of our Medici blockchain and fintech technology initiatives, during 2015, a subsidiary of tØ.com, Inc. (formerly Medici, Inc.) entered into a purchase agreement to acquire Cirrus Technologies LLC, a financial technology firm. In connection with the Cirrus Technology acquisition, a subsidiary of tØ.com also entered into an agreement to purchase SpeedRoute LLC and all of the outstanding membership interests not already owned by tØ.com in Pro Securities LLC. Both SpeedRoute and Pro Securities were under common control with Cirrus Technologies LLC by a party that holds a noncontrolling interest in tØ.com. SpeedRoute and Pro Securities are FINRA-registered broker dealers.

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
$27,502

The following table details the identifiable intangible assets acquired at their fair value and useful lives as of March 31, 2017 (amounts in thousands):

Intangible Assets	Fair Value	Weighted Average Useful Life (years)
Technology and developed software	$13,600	4.38
Customer relationships	1,900	—
Trade names	300	7.61
Other	200
Total acquired intangible assets at the acquisition dates	16,000
Less: accumulated amortization of acquired intangible assets	(6,308)
Total acquired intangible assets, net	$9,692

The expense for amortizing acquired intangible assets in connection with this acquisition was $925,000 and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

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

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued marketing expenses	$20,627	$26,358
Accounts payable accruals	16,865	17,229
Allowance for returns	13,537	18,176
Accrued compensation and other related costs	11,764	8,903
Accrued loss contingencies	9,155	9,173
Other accrued expenses	6,176	6,315
Accrued freight	3,293	10,062
Total accrued liabilities	$81,417	$96,216

5. BORROWINGS

U.S. Bank term loan and revolving loan agreement

We are party to a loan agreement (as amended through March 30, 2017, the “Agreement”) dated October 24, 2014 with U.S. Bank National Association and other banks in connection with the construction and long-term financing of our corporate headquarters (the “Project”). The Agreement provides for a senior secured real estate loan of $45.8 million (the “Term Loan”) that we used to finance a portion of the Project and a $25.0 million senior secured revolving credit facility (the “Revolving Loan”) to be used for working capital and other permitted purposes, including stock repurchases. The Term Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. On January 1, 2017, the Term Loan was converted from a real estate loan used in the construction of our headquarters into an approximately 6.75-year loan due October 1, 2023. The aggregate principal amount converted was $45.8 million. The Revolving Loan terminates June 30, 2020.

Amounts outstanding under the Term Loan carry an interest rate based on one-month LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%. However, we have entered into interest rate swap agreements designed to fix our interest rate on the Term Loan at approximately 4.6% annually (see Derivative financial instruments in Note 2. Accounting Policies). We are required to make monthly payments of principal plus interest, with a balloon payment of all unpaid principal and interest on October 1, 2023. Amounts outstanding under the Revolving Loan will carry an interest rate based on LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%.

Under the Agreement, we are required to maintain compliance as of the end of each calendar quarter with the following financial covenants:

•	a fixed charge coverage ratio on a trailing 12-month basis of no less than 1.15 to 1.00;

•	a cash flow leverage ratio on a trailing 12-month basis not greater than 2.75 to 1.00; and

•	minimum liquidity of at least $50.0 million.

At March 31, 2017, we were in compliance with the financial covenants. The Term Loan includes customary events of default. The Term Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate.

At March 31, 2017, our outstanding balance on the Term Loan was $45.6 million and we had no amounts outstanding under the Revolving Loan. Our liability under the Term Loan approximates fair value. Amounts outstanding under the Term Loan are presented net of discount and issuance costs in our consolidated balance sheets.

Future principal payments on the Term Loan as of March 31, 2017, are as follows (in thousands):

Payments due by period:
2017 (Remainder)	$843
2018	1,124
2019	1,124
2020	1,124
2021	1,124
Thereafter	40,234
$45,573

On March 30, 2017, we amended the Agreement to increase our borrowing capacity under the Revolving Loan from $10 million to $25 million, to modify the Cash Flow Leverage Ratio limitation to not to exceed 2.75 to 1.00 (previously 2.50 to 1.00) and to make other changes, including a modification of the definition of "Restricted Payment" to exclude stock repurchases of up to $60 million from January 1, 2017 to June 30, 2018. The modification also extended the term of the Revolving Loan to June 30, 2020.

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bank Equipment Finance, a division of U.S. Bank National Association. (“Lessor”). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. We also have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the three months ended March 31, 2017, we did not receive proceeds under the Master Lease Agreement. At March 31, 2017, our total outstanding liability under the Master Lease Agreement was $14.3 million. The average interest rate for amounts outstanding under the Master Lease agreement was approximately 3.50%.

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

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Agreement with U.S. Bank described above. At March 31, 2017, we were in compliance with these financial covenants.

Future principal payments of finance obligations as of March 31, 2017, are as follows (in thousands):

Payments due by period:
2017 (Remainder)	$2,439
2018	3,356
2019	3,479
2020	3,502
2021	1,494
Thereafter	—
$14,270

U.S. Bank letters of credit

At March 31, 2017 and December 31, 2016, letters of credit totaling $355,000 and $430,000, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2017, $904,000 was outstanding and $4.1 million was available under the Purchasing Card. At December 31, 2016, $811,000 was outstanding and $4.2 million was available under the Purchasing Card.

6. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of March 31, 2017, are as follows (in thousands):

Payments due by period
2017 (Remainder)	$6,406
2018	6,686
2019	6,169
2020	4,056
2021	4,102
Thereafter	20,411
$47,830

Rental expense for operating leases totaled $2.4 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us, and we have tendered defense of the case to an indemnitor who accepted the defense. On April 21, 2016, the court entered an order partially dismissing the claims against us. On May 4, 2016, the plaintiff filed an amended complaint, and we have filed our answer. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On November 17, 2010, we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz later joined the suit. The district attorneys sought damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asked for damages in the amount of not less than $15.0 million. We tried the case in September 2013 before the judge of the court and made final arguments in December 2013. On January 3, 2014, the court issued a tentative ruling in favor of the District Attorneys, which became a final Statement of Decision on February 5, 2014. The decision provides for an injunction that prescribes disclosures necessary for certain types of price advertising and price reductions and imposes civil penalties of $3,500 per day for practices from March 2006 through September 2008, and $2,000 per day for September 2008 through September 2013, totaling $6.8 million. The court issued a Final Judgment February 19, 2014 reflecting the Court’s Statement of Decision. We have stipulated to Plaintiff’s reimbursement of costs in the amount of $111,500. We have appealed the decision and have secured a bond as required in the ruling in the amount of 150% of the penalty imposed in the matter until the ruling on the appeal. The appeal is briefed and oral argument was held on April 27, 2017. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to continue to vigorously pursue the appeal and defend this action.

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

On April 28, 2016, the State of South Dakota sued us along with three other defendants in the Sixth Judicial Circuit Court of South Dakota. South Dakota alleges that U.S. constitutional law should be revised to permit South Dakota to require out-of-state ecommerce websites to withhold and remit sales tax in South Dakota. We removed the case to the United States District Court which recently remanded the case back to the South Dakota state court. Pursuant to the statute, we would not be required to withhold and remit sales tax until there was verdict in favor of South Dakota which was then upheld by the highest applicable appellate court. The statute also would not require us to pay sales tax retroactively if we were to lose. The state court recently granted summary judgment in our favor, and South Dakota has filed to appeal the decision.

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

We establish liabilities when a particular contingency is probable and estimable. At March 31, 2017, we have accrued $9.2 million in light of probable and estimable liabilities, which is included in accrued liabilities in the Consolidated Balance Sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

8. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including stock options and restricted stock. During the three months ended March 31, 2017, the Compensation Committee of the Board of Directors approved grants of 253,500 restricted stock awards to our officers, board members and employees. The restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the recipient's continuing service to us. At March 31, 2017, there were 585,851 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three months ended March 31, 2017 was $16.90.

Stock-based compensation expense related to restricted stock awards was $940,000 and $968,000 during the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes restricted stock award activity during the three months ended March 31, 2017 (in thousands):

	Three months ended March 31, 2017
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	560	$17.44
Granted at fair value	254	16.90
Vested	(143)	18.54
Forfeited	(85)	16.22
Outstanding—end of period	586	$17.11

9. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. We determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. Our Retail business consists of our Direct and Partner reportable segments. We use gross profit as the measure to determine our reportable segments because there is not discrete financial information available below gross profit for our Direct and Partner segments. As a result, our Medici business is not significant as compared to our Direct and Partner segments and is included in Other. Our Other segment consists of Medici. Although our Direct and Partner segments both relate to our Retail business, we do not combine these segments because they have dissimilar economic characteristics, such as gross profit margins. We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the three months ended March 31, 2017 and 2016.

The following table summarizes information about reportable segments for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	Direct	Partner	Retail Total	Other	Total
2017
Revenue, net	$22,828	$405,261	$428,089	$4,346	$432,435
Cost of goods sold	20,963	321,297	342,260	3,268	345,528
Gross profit	$1,865	$83,964	$85,829	$1,078	$86,907
Operating expenses			84,538	4,682	89,220
Interest and other income (expense), net (1)			102	(4,411)	(4,309)
Pre-tax income (loss)			1,393	(8,015)	(6,622)
Provision (benefit) for income taxes			889	(1,229)	(340)
Net income (loss) (2) (3) (4)			$504	$(6,786)	$(6,282)

2016
Revenue, net	$26,651	$384,269	$410,920	$2,757	$413,677
Cost of goods sold	25,406	309,297	334,703	1,667	336,370
Gross profit	$1,245	$74,972	$76,217	$1,090	$77,307
Operating expenses			55,380	4,114	59,494
Interest and other income (expense), net (1)			4,245	—	4,245
Pre-tax income (loss)			25,082	(3,024)	22,058
Provision (benefit) for income taxes			10,045	(1,081)	8,964
Net income (loss) (2) (3) (4)			$15,037	$(1,943)	$13,094
  ___________________________________________
(1) — The above amounts exclude intercompany transactions eliminated in consolidation, which consist primarily of interest. These amounts were $306,000 and $155,000 for the three months ended March 31, 2017 and 2016, respectively.
(2) — Net income presented for segment reporting purposes is before any adjustments attributable to noncontrolling interests.
(3) — The above amounts include Retail depreciation and amortization expense of $7.4 million and $6.2 million for the three months ended March 31, 2017 and 2016, respectively.
(4) — The above amounts include Other depreciation and amortization expense of $1.2 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

For additional information regarding our non-GAAP financial measures, please see Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.

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

For the three months ended March 31, 2017 and 2016, substantially all of our sales revenues were attributable to customers in the United States. At March 31, 2017 and December 31, 2016, substantially all of our fixed assets were located in the United States.

10. BROKER DEALERS

As part of our Medici blockchain and fintech technology initiatives, we hold a controlling interest in each of two broker dealers, SpeedRoute LLC ("SpeedRoute") and Pro Securities LLC ("Pro Securities"), which we acquired in January 2016 (see Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets).

SpeedRoute is an electronic, agency-only FINRA-registered broker dealer that provides connectivity for its customers to U.S. equity exchanges as well as off-exchange sources of liquidity such as dark pools. All of SpeedRoute's customers are registered broker dealers. SpeedRoute does not hold, own or sell securities.

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

SpeedRoute and Pro Securities are subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At March 31, 2017, SpeedRoute had net capital of $654,608, which was $516,472 in excess of its required net capital of $138,136 and SpeedRoute's net capital ratio was 3.2 to 1. At March 31, 2017, Pro Securities had net capital of $56,568, which was $51,568 in excess of its required net capital of $5,000 and Pro Securities net capital ratio was 0.31 to 1.

SpeedRoute and Pro Securities did not have any securities owned or securities sold, not yet purchased at March 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-Q and the documents incorporated herein by reference, as well as our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. The forward-looking statements include all statements other than statements of historical fact, including, without limitation, all statements regarding:

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

•	our beliefs and expectations regarding the adequacy of our facilities, including leased and third party operated warehouse facilities;

•	our belief that we can maintain compliance with the requirements of our credit facility;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the adequacy of our liquidity;

•	our ability to retire or refinance the debt we have or incur in the future;

•	the competition we currently face and anticipate;

•	the effects of current and future government regulation;

•	our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans and expectations regarding Supplier Oasis and our efforts to provide multi-channel fulfillment services;

•	our plans and expectations regarding our insurance product offerings and consumer finance offerings;

•	our plans for further changes to our business;

•	our beliefs regarding current or future litigation or regulatory actions;

•	our beliefs regarding the costs and benefits of our “spend and defend” policy under which we generally refuse to settle abusive patent suits brought against us;

•	our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business including the results of tax assessments we receive periodically;

•	our beliefs regarding the adequacy of our insurance coverage;

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

•	our ability to maintain or improve upon customer service levels that we and our customers consider acceptable;

•	our beliefs regarding the adequacy of our order processing systems and our fulfillment and distribution capabilities;

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

•	our expectations regarding the risks and benefits of our recent rights offering of shares of our Blockchain Voting Series A Preferred Stock and our Voting Series B Preferred Stock;

•	our expectations regarding the costs and benefits of modifying our marketing efforts to deemphasize coupons;

•	our belief that we and our partners will be able to maintain inventory levels at appropriate levels despite the seasonal nature of our business;

•	our expectations regarding our emphasis on home and garden product offerings and our attempts to brand ourselves as a home and garden shopping destination;

•	our belief that our sales through other ecommerce marketplace channels will be successful; and

•	our belief that we can successfully offer and sell a constantly changing mix of products and services.

Further, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, likely, expect, plan, seek, intend, anticipate, project, believe, estimate, predict, potential, goal, strategy, future or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those contemplated by our forward-looking statements for a variety of reasons, including among others:

•	the potential effects on our financial results of new accounting standards we will be required to adopt no later than January 1, 2018, relating to revenue recognition;

•	changes in U.S. and global economic conditions and consumer spending;

•	any downturn in the U.S. housing industry;

•	world events;

•	the rate of growth of the Internet and online commerce, and the occurrence of any event that would discourage or prevent consumers from shopping online or via mobile apps;

•	our failure to maintain our existing relationships with our fulfillment partners or build new relationships with fulfillment partners on acceptable terms;

•	our failure to maintain optimal levels of product quality, quantity and assortment or to attract sufficient consumer interest in our product offerings;

•	any claims we may face regarding the quality, safety or labelling of the products we offer;

•	modifications we may make to our business model from time to time, including aspects relating to our product mix and the mix of direct/partner sourcing of the products we offer;

•	the mix of products purchased by our customers and changes to that mix;

•
any claims we may face regarding cyber security issues or data breaches or difficulties we encounter regarding Internet or other infrastructure or communications impairment problems or the costs of preventing or responding to any such problems;

•
any problems with or affecting our payment card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the payment card processors or any difficulties we may have maintaining compliance with the rules of the payment card processors;

•	any substantial decrease in our liquidity, whether as a result of stock repurchases we may make or as a result of our business operations;

•
problems with or affecting the facility where substantially all of our computer and communications hardware is located or other problems that result in the unavailability of our Website or reduced performance of our transaction systems;

•	difficulties we may have in responding to technological changes;

•	losses we may incur due to fraud or our inability to prevent fraud;

•	claims or other problems we may encounter as a result of the listing or sale on our website of pirated, counterfeit or illegal items;

•	difficulties we may have financing our operations or our expansion with either internally generated funds or external sources of financing;

•	any failure by us to maintain compliance with the requirements of our credit facility;

•	any environmental liabilities we may incur relating to the real estate we recently purchased for our new corporate headquarters;

•	any failure of any of our product or service offerings outside of our main shopping website offerings to provide the benefits we expect from them;

•	any difficulties we may encounter as a result of our reliance on numerous third parties that we do not control for the performance of critical functions material to our business;

•	any difficulties we may encounter in connection with the rapid shift of ecommerce and online payments to mobile and multi-channel commerce and payments;

•
the extent to which we may owe income or sales taxes or may be required to collect sales taxes or report sales or to modify our business model in order to avoid being required to collect sales taxes or report sales or avoid the application of other types of taxes, and any liabilities that may ultimately be imposed upon us for not having collected sales tax in jurisdictions in which we believe we had no obligation to do so;

•
any losses or issues we may encounter as a consequence of accepting or holding bitcoin or other cryptocurrencies, whether as a result of regulatory, tax or other legal issues, technological issues, value fluctuations, lack of widespread adoption of bitcoin or other cryptocurrencies as an acceptable medium of exchange or otherwise;

•
increasing competition, including competition from well-established competitors including Amazon.com, competition from competitors based in China or elsewhere, competition from well-funded companies willing to incur substantial losses in order to build market share, and from others including competitors with business models that may include delivery capabilities that we may be unable to match;

•	difficulties with the management of our growth and any periods in which we fail to grow in accordance with our plans;

•
difficulties we may encounter in connection with our efforts to emphasize our home and garden product offerings and to brand ourselves as a home and garden shopping destination, including the risk that our sales of home and garden product offerings could decrease substantially as a result of a significant downturn in some or all of the U.S. housing market;

•	fluctuations in our operating results;

•	difficulties we may encounter in connection with our efforts to expand internationally, including claims we may face and liabilities we may incur in connection with those efforts;

•	difficulties we may encounter in connection with our efforts to offer services to our customers outside of our retail ecommerce business;

•
difficulties, including expense and any operational or regulatory issues we may encounter in connection with the integration or operation of the assets and operations of the financial technology company and two registered broker dealers affiliated with the financial technology business that we acquired;

•
technical, operational, regulatory or other difficulties we may encounter with our Medici blockchain and financial technology initiatives, including any difficulties we may have marketing any products or services Medici may offer, whether due to lack of market acceptance or as a result of competition from any of the numerous competitors seeking to develop competing technologies or systems or as a result of patents that may be granted to other companies or persons;

•
any impairment we may recognize with respect to assets or businesses that we have acquired or may acquire, including with respect to our investments in companies that are in startup or development stages;

•	any liability or expense we may incur as a result of our investments in other companies, whether as a result of regulatory issues or otherwise;

•	adverse results in legal proceedings, investigations or other claims;

•	any difficulties we may have optimizing our warehouse operations;

•	the risks of inventory management and seasonality, particularly with inventory subject to rapid price declines;

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
In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Report, especially under the headings “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Investor Relations section of our main website www.overstock.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not a part of or incorporated into this Quarterly Report on Form 10-Q.

Overview

We are an online retailer and advancer of blockchain technology. Through our online retail business we offer a broad range of price-competitive brand name, non-brand name and closeout products, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, health and beauty products, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”). We sell these products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the “Website”). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.

In late 2014, we began working on initiatives to develop and advance blockchain technology, which we refer to collectively as Medici, and which includes our majority-owned subsidiary tØ.com, Inc. (formerly Medici, Inc.). As part of our Medici initiatives, we have formed a wholly-owned subsidiary Medici Ventures, Inc. and acquired a majority interest in a financial technology company and two related registered broker dealers. We have also made minority investments in several blockchain technology companies. In 2015, we were the first public company to issue a private security using blockchain technology and in December 2016, as a successful demonstration of our technology, we issued publicly traded blockchain preferred shares of Overstock.com, Inc.

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

Our retail direct business includes sales made to individual consumers and businesses from our owned inventory and that are fulfilled primarily from our warehouse in Salt Lake City, Utah.

For our retail partner business, we sell merchandise from manufacturers, distributors and other suppliers ("partners") primarily through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our partners. These third party partners generally perform the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and partner businesses is recorded net of returns, coupons and other discounts.

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

Medici business

Our Medici business initiatives leverage the security, transparency and immutability of cryptographically protected, distributed ledgers, such as the blockchain, and are focused on solving important problems, including financial transaction issues, particularly in the area of securities settlement. Through our wholly-owned subsidiary, Medici Ventures, Inc., we hold minority investments in several technology companies which, at March 31, 2017, included PeerNova, Bitt, IdentityMind, Factom, SettleMint and Ripio, whose focus include commercial blockchain applications, digital currency solutions, Know Your Customer and Anti Money Laundering compliance, voting and land. Medici Ventures, Inc.'s primary business is its majority interest in tØ.com, Inc., which includes a financial technology company and two related registered broker dealers.

As described further in Item 1 of Part I, "Financial Statements (Unaudited)"-Note 9. Business Segments, we determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. As described above, our Retail business consists of our Direct and Partner reportable segments. We use gross profit as the measure to determine our reportable segments because there is not discrete financial information available below gross profit for our Direct and Partner segments. As a result, our Medici business is not significant as compared to our Direct and Partner segments and is included in Other. Our Other segment consists of Medici.

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

Revenues in Q1 2017 increased 5% compared to Q1 2016. The growth in revenue was primarily due to a 10% increase in average order size. This increase was partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. In addition, the percentage of revenue we defer from orders taken but not delivered was higher due to increased sales volume at quarter end. These decreases to revenue were partially offset by a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016 and a decrease in returns. Our average order size has increased in recent years due primarily to a sales mix shift into home and garden products. We are uncertain how long this trend will continue.

Gross profit in Q1 2017 increased 12% compared to Q1 2016 primarily as a result of revenue growth. Gross margin increased to 20.1% in Q1 2017 compared to 18.7% in Q1 2016. Gross margin increased due a continued shift in sales mix into higher margin home and garden products, but that increase was partially offset by increased promotional activities.

Sales and marketing expenses as a percentage of revenue increased from 7.6% to 8.7% during Q1 2017 as compared to Q1 2016, primarily due to increased spending in the sponsored search marketing channels and increased staff related costs.

As a result of these factors, our contribution was virtually flat in Q1 2017 compared to Q1 2016 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin was 11.6% in Q1 2017 compared to 12.1% in Q1 2016.

Technology expenses in Q1 2017 increased $3.3 million compared to Q1 2016, primarily due to an increase in staff related costs of $1.0 million, an increase of $958,000 in technology licenses and maintenance, and an increase in depreciation of $902,000.

General and administrative expenses in Q1 2017 increased $762,000 compared to Q1 2016, primarily due to an increase of $2.0 million in staff related costs, partially offset by a $438,000 decrease in legal fees.

During Q1 2017, we recognized an impairment charge of $4.5 million in Other income (expense), net related to a cost method investment.

We continue to seek opportunities for growth, in our retail business and through our Medici blockchain and financial technology initiatives and through other means. As a result of these initiatives, we may continue to incur additional expenses or make investments in, or acquisitions of other technologies and businesses. We also anticipate that our Medici initiatives will incur losses in the near term. These losses, additional expenses, acquisitions or investments may be material, and, coupled with the seasonality of our business, may lead to reduced consolidated income or losses in some periods, and to reduced liquidity. Additionally, we may recognize additional impairment charges from our investments. We are considering other alternatives for Medici, including a divestiture or raising capital.

During Q1 2017, we repurchased approximately 604,000 shares of our common stock for an aggregate purchase price of $10.0 million under our stock repurchase plan. All common shares repurchased were recognized as treasury stock. We may repurchase additional shares in the future.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended March 31,
	2017	2016
	(as a percentage of total net revenue)
Revenue, net
Direct	5.3%	6.4%
Partner and other	94.7	93.6
Total net revenue	100.0	100.0
Cost of goods sold
Direct	4.8	6.1
Partner and other	75.1	75.2
Total cost of goods sold	79.9	81.3
Gross profit	20.1	18.7
Operating expenses:
Sales and marketing	8.7	7.6
Technology	6.7	6.2
General and administrative	5.2	5.3
Litigation settlement	—	(4.7)
Total operating expenses	20.6	14.4
Operating income (loss)	(0.5)	4.3
Other income (expense), net	(0.9)	1.0
Income (loss) before income taxes	(1.5)	5.3
Provision (benefit) for income taxes	(0.1)	2.2
Consolidated net income (loss)	(1.5)%	3.2%

Comparisons of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016

Revenue

The following table reflects our net revenues for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016	$ Change	% Change
Revenue, net
Direct	$22,828	$26,651	$(3,823)	(14.3)%
Partner and other	409,607	387,026	22,581	5.8
Total revenue, net	$432,435	$413,677	$18,758	4.5%

The primary reason for increased total net revenue for the three months ended March 31, 2017, as compared to the same period in 2016, was a 10% increase in average order size. This increase was partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. In addition, the percentage of revenue we defer from orders taken but not delivered was higher due to increased sales volume at quarter end. These decreases to revenue were partially offset by a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016 and a decrease in returns. Our average order size has increased in recent years due primarily to a sales mix shift into home and garden products. We are uncertain how long this trend will continue.

The primary reason for decreased direct revenue for the three months ended March 31, 2017, as compared to the same period in 2016, was a decrease in sales of jewelry & watches and increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue). These decreases to direct revenue were partially offset by a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016.

The increase in partner revenue for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to an increase in sales of home and garden products. This increase was partially offset by deferring a higher percentage of revenue from orders taken but not delivered due to increased sales volume at quarter end and increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue). These decreases to partner revenue were partially offset by a decrease in returns and a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016.

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

International sales were less than 2% of total net revenues for the three months ended March 31, 2017 and 2016.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(21,174)	$(2,616)
1	$(8,802)	$(1,089)
As reported	As reported	As reported
-1	$5,818	$720
-2	$10,847	$1,341

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016	$ Change	% Change
Revenue, net
Direct	$22,828	$26,651	$(3,823)	(14.3)%
Partner and other	409,607	387,026	22,581	5.8
Total net revenue	$432,435	$413,677	$18,758	4.5%
Cost of goods sold
Direct	$20,963	$25,406	$(4,443)	(17.5)%
Partner and other	324,565	310,964	13,601	4.4
Total cost of goods sold	$345,528	$336,370	$9,158	2.7%
Gross Profit
Direct	$1,865	$1,245	$620	49.8%
Partner and other	85,042	76,062	8,980	11.8
Total gross profit	$86,907	$77,307	$9,600	12.4%

Gross margins for the past five quarterly periods and fiscal year ending 2016 were:

	Q1 2016	Q2 2016	Q3 2016	Q4 2016	FY 2016	Q1 2017
Direct	4.7%	6.2%	2.8%	7.3%	5.2%	8.2%
Partner and other	19.7%	19.0%	19.1%	19.2%	19.2%	20.8%
Combined	18.7%	18.2%	18.2%	18.6%	18.4%	20.1%

Gross profit in Q1 2017 increased 12% compared to Q1 2016 primarily as a result of revenue growth. Gross margin increased to 20.1% in Q1 2017 compared to 18.7% in Q1 2016. The increase in gross margin was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

The 350 basis point increase in direct gross margin for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to a shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales.

The 111 basis point increase in partner gross margin for the three months ended March 31, 2017, as compared to the same period in 2016 was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales.

Cost of goods sold includes stock-based compensation expense of $49,000 and $51,000 for the three months ended March 31, 2017 and 2016, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2017		2016
Total revenue, net	$432,435	100%	$413,677	100%
Cost of goods sold
Product costs and other cost of goods sold	326,803	76%	318,074	77%
Fulfillment and related costs	18,725	4%	18,296	4%
Total cost of goods sold	345,528	80%	336,370	81%
Gross profit	$86,907	20%	$77,307	19%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs increased slightly during the three months ended March 31, 2017 as compared to the same periods in 2016.

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

The following table reflects our sales and marketing expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016	$ Change	% Change
Sales and marketing expenses	$37,618	$31,456	$6,162	19.6%
Sales and marketing expenses as a percent of net revenues	8.7%	7.6%

The 110 basis point increase in sales and marketing expenses as a percentage of revenue for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to increased spending in the sponsored search marketing channels and increased staff related costs.

Sales and marketing expenses include stock-based compensation expense of $96,000 and $49,000 for the three months ended March 31, 2017 and 2016, respectively.

Costs associated with our discounted shipping and other promotions, such as coupons, are not included in sales and marketing expense. Rather, they are accounted for as a reduction of revenue and therefore affect sales and gross margin. We consider discounted shipping and other promotions, such as our policy of free shipping on orders over $45, as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

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

The frequency and variety of cyberattacks on our Website, our corporate systems, and on third parties that we use to support our technology continue to increase, including an attack that took place in October 2016 which interrupted traffic for several major websites in the United States. The impact of such attacks, their costs, and the costs we incur to protect ourselves against future attacks have not been material. However, we consider the threat from cyberattacks to be serious and will continue to incur costs related to efforts to protect ourselves against them.

The following table reflects our technology expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016	$ Change	% Change
Technology expenses	$28,992	$25,710	$3,282	12.8%
Technology expenses as a percent of net revenues	6.7%	6.2%

The $3.3 million increase in technology costs for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to an increase in staff related costs of $1.0 million, an increase of $958,000 in technology licenses and maintenance, and an increase in depreciation of $902,000.

We continue to seek opportunities for growth, in our retail business and through our Medici blockchain and financial technology initiatives and through other means. As a result of these initiatives, we may continue to incur additional expenses or make investments in, or acquisitions of other technologies and businesses. We also anticipate that our Medici initiatives will incur losses in the near term. These losses, additional expenses, acquisitions or investments may be material, and, coupled with the seasonality of our business, may lead to reduced consolidated income or losses in some periods, and to reduced liquidity. Additionally, we may recognize additional impairment charges from our investments. We are also considering other alternatives for Medici, including a divestiture or raising capital. During the three months ended March 31, 2017, our Medici-related subsidiaries incurred a pre-tax loss of approximately $8.0 million, which includes $1.2 million of amortization and depreciation expense.

Technology expenses include stock-based compensation expense of $160,000 and $167,000 for the three months ended March 31, 2017 and 2016, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016	$ Change	% Change
General and administrative expenses	$22,610	$21,848	$762	3.5%
General and administrative expenses as a percent of net revenues	5.2%	5.3%

The $762,000 increase in general and administrative expenses (“G&A”) for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to an increase of $2.0 million in staff related costs, partially offset by a $438,000 decrease in legal fees.

G&A expenses include stock-based compensation expense of approximately $635,000 and $701,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2017	2016
Cost of goods sold - direct	$83	$77
Technology	6,685	5,920
General and administrative	930	192
Total depreciation, including internal-use software and website development	$7,698	$6,189

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2017	2016
Technology	$905	$726
Marketing	20	350
General and administrative	20	22
Total amortization of intangible assets other than goodwill	$945	$1,098

Interest expense

Total interest expense increased $708,000, from $2,000 in Q1 2016 to $710,000 in Q1 2017. The increase in interest expense is primarily due to no longer capitalizing interest on our headquarters loan due to construction completion.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2017 was ($3.7) million as compared to $4.2 million in 2016. The decrease is primarily due to an impairment charge of $4.5 million related to a cost method investment, and decreased Club O Rewards breakage of $3.5 million due to discontinuing our Club O Silver rewards program in Q4 2016.

Income taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. We update our estimate of the annual effective tax rate each quarter and make cumulative adjustments if our estimated annual effective tax rate changes.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors including variability in predicting our pre-tax and taxable income and the mix of jurisdictions to which those items relate, relative changes of expenses or losses for which tax benefits are not recognized, how we do business, fluctuations in our stock price, and changes in law, regulations, and administrative practices. Our effective tax rate can be volatile based on the amount of pre-tax income. For example, the impact of discrete items on our effective tax rate is greater when pre-tax income is lower.

Our provision (benefit) for income taxes for the three months ended March 31, 2017 and 2016 was $(340,000) and $9.0 million, respectively. The decrease in the provision was primarily due to a decrease in pre-tax income during the three months ended March 31, 2017 as compared to the same period in 2016.

The effective tax rate for the three months ended March 31, 2017 and 2016 was 5.1% and 40.6%, respectively. The decrease in the effective tax rate is primarily attributable to an impairment loss on a cost method investment that we recognized during the three months ended March 31, 2017, for which no tax benefit can be recorded.

We adopted ASU 2016-09 on January 1, 2017, which requires stock based compensation excess tax benefits or deficiencies to be reflected in the Consolidated Statements of Operations as a component of the provision for income taxes whereas they previously were recognized in equity.

We have indefinitely reinvested foreign earnings of $476,000 at March 31, 2017. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

We are subject to taxation in the United States and several state and foreign jurisdictions. Tax years beginning in 2012 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. We are under audit by the Internal Revenue Service (“IRS”) for the calendar year 2015. The IRS has not indicated or communicated any deficiencies. We expect the audit to continue during 2017.

We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use the existing deferred tax assets. We consider, among other things, our recent financial and operating results (three years of cumulative income and revenue growth during those periods), along with our forecasted growth rates, projected future taxable income, and prudent and feasible tax planning strategies. We perform sensitivity analyses to address how potential changes in significant assumptions would impact our ability to generate the minimum amount of taxable income required. We give the most weight to objective evidence related to our more recent financial results. Based upon the level of historical taxable income and projections for future taxable income, and planned tax strategies over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deduction differences, net of existing valuation allowances. However, it is possible that certain state tax credits could ultimately expire unused if estimates of future apportioned taxable income during the carryforward period are reduced. We will continue to monitor the need for a valuation allowance against our federal and state deferred tax assets on a quarterly basis.

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

The following table reflects our total net revenues for each of the quarters in 2017, 2016 and 2015 (in thousands):

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
2017	$432,435	$	N/A	$	N/A	$	N/A
2016	413,677		418,540		441,564		526,182
2015	398,344		388,013		391,211		480,270

Liquidity and Capital Resources

Current sources of liquidity

We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to achieve our business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

In December 2016, as a successful demonstration of the platform and technology developed by our majority-owned subsidiary tØ.com, Inc., we issued preferred shares of Overstock.com, Inc. for proceeds of $7.6 million, net of offering costs.

In March 2017, we modified our revolving loan with U.S. Bank to increase our revolving borrowing capacity to $25 million, all of which was available to us at March 31, 2017. For additional information, see Borrowings - U.S. Bank term loan and revolving loan agreement below.

We are party to a lease agreement with U.S. Bank under which we may finance certain assets up to $20 million. At March 31, 2017, our outstanding liability under the lease agreement was approximately $14.3 million. For additional information, see Borrowings - U.S. Bank master lease agreement below.

We do not have any credit facilities available to us other than our credit facility with U.S. Bank and other banks, our leasing arrangement with U.S. Bank, and our purchasing card with U.S. Bank, all as described under "Borrowings" below.

During Q1 2017, we repurchased approximately 604,000 shares of our common stock for an aggregate purchase price of $10 million under our stock repurchase plan, utilizing cash on hand. All common shares repurchased were recognized as treasury stock. We may repurchase additional shares in the future.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At March 31, 2017, we had cash and cash equivalents of $136.4 million.

Cash flow information is as follows (in thousands):

	Three months ended March 31,		Twelve months ended March 31,
	2017	2016	2017	2016
Cash provided by (used in):
Operating activities	$(23,097)	$(34,503)	$50,970	$63,102
Investing activities	(12,489)	(21,236)	(70,700)	(91,960)
Financing activities	(11,097)	13,666	27,956	32,725

Free cash flow

“Free Cash Flow” (a non-GAAP measure) for the three months ended March 31, 2017 and 2016, was $(34.4) million and $(54.1) million, respectively, and $(13.1) million and $(9.4) million for the twelve months ended March 31, 2017 and 2016, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the three months ended March 31, 2017 and 2016, our operating activities resulted in net cash outflows of $23.1 million and $34.5 million, respectively.

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

The $23.1 million of net cash used in operating activities during the three months ended March 31, 2017 was primarily due to decreases in accounts payable of $20.5 million and accrued liabilities of $13.7 million, and consolidated net loss of $6.3 million. Accounts payable and accrued liabilities decreased due to seasonality which caused high balances at year-end 2016 and a significant decline during 2017. The net cash used in operating activities during the three months ended March 31, 2017 was partially offset by non-cash depreciation expense of $7.7 million, a decrease in accounts receivable of $6.5 million and an impairment of a cost method investment of $4.5 million.

The $34.5 million of net cash used in operating activities during the three months ended March 31, 2016 was primarily due to decreases in accounts payable of $45.5 million, accrued liabilities of $13.3 million and deferred revenue of $8.1 million. Accounts payable, accrued liabilities and deferred revenue decreased due to seasonality which caused high balances at year-end 2015 and a significant decline during 2016. The net cash used in operating activities during the three months ended March 31, 2016 was partially offset by consolidated net income of $13.1 million, deferred income taxes of $7.7 million, and non-cash depreciation expense of $6.2 million.

Cash flows from investing activities

For the three months ended March 31, 2017, investing activities resulted in net cash outflows of $12.5 million primarily due to $11.3 million of expenditures for fixed assets.

For the three months ended March 31, 2016, investing activities resulted in net cash outflows of $21.2 million primarily due to $19.6 million of expenditures for fixed assets and $2.9 million of disbursements for loans made.

Cash flows from financing activities

For the three months ended March 31, 2017, financing activities resulted in net cash outflows of $11.1 million primarily due to the purchase of treasury stock for $10.8 million.

For the three months ended March 31, 2016, financing activities resulted in net cash inflows of $13.7 million primarily due to $11.1 million of proceeds from our U.S. Bank term loan and $3.4 million of proceeds from lease finance obligations with U.S. Bank.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2017 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
U.S. Bank term loan payments (1)	843	1,124	1,124	1,124	1,124	40,234	45,573
U.S. Bank master lease agreement (2)	2,439	3,356	3,479	3,502	1,494	—	14,270
Operating leases (3)	6,406	6,686	6,169	4,056	4,102	20,411	47,830
Purchase obligations (4)	2,321	—	—	—	—	—	2,321
Total contractual cash obligations	$12,009	$11,166	$10,772	$8,682	$6,720	$60,645	$109,994
  ___________________________________________
(1) — We are party to a financing agreement related to our corporate headquarters (see Borrowings below).
(2) — We have entered into an agreement to finance or sell and lease back certain assets (see Borrowings below).
(3) — From time to time we enter into operating leases for facilities and equipment for use in our operations.
(4) — The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at March 31, 2017. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

During Q1 2017, we established a partially self-funded health insurance plan for our employees, and have established accrued liabilities based upon claims history and estimates of claims that have been incurred but not reported. In addition to the contractual obligations summarized above, we are responsible for estimating our liability for unpaid costs of insured events under the health insurance plan that have occurred, which includes known cases on a case-basis, and also for events that have occurred, but have not yet been reported. As of March 31, 2017, we have recorded an accrued liability of approximately $1.2 million. Actual claims may differ from the estimate and any difference could be significant. This accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of March 31, 2017, tax contingencies were $1.5 million. We expect the total amount of tax contingencies to increase in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. While it is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or reach resolution of tax contingencies in one or more jurisdictions, we do not anticipate that we will make any payments to such authorities during that period. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

Borrowings

U.S. Bank term loan and revolving loan agreement

We are party to a loan agreement (as amended through March 30, 2017, the “Agreement”) dated October 24, 2014 with U.S. Bank National Association and other banks in connection with the construction and long-term financing of our corporate headquarters (the “Project”). The Agreement provides for a senior secured real-estate loan of $45.8 million (the “Term Loan”) that we used to finance a portion of the Project and a $25.0 million senior secured revolving credit facility (the “Revolving Loan”) to be used for working capital and other permitted purposes, including stock repurchases. The Term Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. On January 1, 2017, the Term Loan was converted from a real estate loan used in the construction of our headquarters into an approximately 6.75-year loan due October 1, 2023. The aggregate principal amount converted was $45.8 million. The Revolving Loan terminates June 30, 2020.

Amounts outstanding under the Term Loan carry an interest rate based on one-month LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%. However, we have entered into interest rate swap agreements designed to fix our interest rate on the Term Loan at approximately 4.6% annually (see Derivative financial instruments in Note 2. Accounting Policies). We are required to make monthly payments of principal plus interest, with a balloon payment of all unpaid principal and interest on October 1, 2023. Amounts outstanding under the Revolving Loan will carry an interest rate based on LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%.

Under the Agreement, we are required to maintain compliance as of the end of each calendar quarter with the following financial covenants:

•	a fixed charge coverage ratio on a trailing 12-month basis of no less than 1.15 to 1.00;

•	a cash flow leverage ratio on a trailing 12-month basis not greater than 2.75 to 1.00; and

•	minimum liquidity of at least $50.0 million.

At March 31, 2017, we were in compliance with the financial covenants. The Term Loan includes customary events of default. The Term Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate.

At March 31, 2017, our outstanding balance on the Term Loan was $45.6 million. We have no amounts outstanding under the Revolving Loan. Our liability under the Term Loan approximates fair value. Amounts outstanding under the Term Loan are presented net of discount and issuance costs in our consolidated balance sheets.

On March 30, 2017, we amended the Agreement to increase our borrowing capacity under the Revolving Loan from $10 million to $25 million, to modify the Cash Flow Leverage Ratio limitation to not to exceed 2.75 to 1.00 (previously 2.50 to 1.00) and to make other changes, including a modification of the definition of "Restricted Payment" to exclude stock repurchases of up to $60 million from January 1, 2017 to June 30, 2018 from the definition. The modification also extended the Term of the Revolving Loan to June 30, 2020.

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bank Equipment Finance, a division of U.S. Bank National Association (“Lessor”). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. We have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the three months ended March 31, 2017, we did not receive proceeds under the Master Lease Agreement. The average interest rate for amounts outstanding under the Master Lease Agreement was approximately 3.50%.

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

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Agreement with U.S. Bank described above. At March 31, 2017, we were in compliance with these financial covenants.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2017, $904,000 was outstanding and $4.1 million was available under the Purchasing Card. At December 31, 2016, $811,000 was outstanding and $4.2 million was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016, and our accounting policies and use of estimates are further discussed in Note 2 to the financial statements included in this Form 10-Q and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As discussed in Note 2 to the financial statements, during Q1 2017, we established a partially self-funded health insurance plan for our employees, and have recorded an accrued liability based upon claims history and estimates of claims that have been incurred but not reported. During Q1 2017, we implemented ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a retrospective basis and, for the year ended December 31, 2016, reclassified approximately $16.3 million from current Deferred tax assets, net to long-term Deferred tax assets, net in our consolidated balance sheet. In addition, during Q1 2017, we implemented ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting on a modified retrospective basis and recognized $9.4 million of additional deferred tax assets related to excess tax benefits through a cumulative effect adjustment in retained earnings as of January 1, 2017. The adoption of these new accounting standards is discussed further in Note 2 to the financial statements included in this Form 10-Q. There have been no other material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

For further details on contribution and contribution margin, see the reconciliation of these non-GAAP financial measures below (in thousands):

	Three months ended March 31,
	2017		2016
Total net revenue	$432,435	100%	$413,677	100%
Cost of goods sold	345,528	79.9%	336,370	81.3%
Gross profit	86,907	20.1%	77,307	18.7%
Less: Sales and marketing expense	37,618	8.7%	31,456	7.6%
Plus: Club O Rewards and gift card breakage (included in Other income (expense), net)	671	0.2%	4,169	1.0%
Contribution and contribution margin	$49,960	11.6%	$50,020	12.1%

Our calculation of our contribution and contribution margin by Retail Total (which consists of Direct and Partner) and Other (which consists of Medici) is set forth below (in thousands):

	Three months ended March 31,
	Direct	Partner	Retail Total (Direct and Partner)	Other	Consolidated
2017
Total net revenue	$22,828	$405,261	$428,089	$4,346	$432,435
Cost of goods sold	20,963	321,297	342,260	3,268	345,528
Gross profit	$1,865	$83,964	$85,829	$1,078	$86,907
Less: Sales and marketing expense			37,325	293	37,618
Plus: Club O Rewards and gift card breakage (included in Other income (expense), net)			671	—	671
Contribution			$49,175	$785	$49,960
Contribution margin			11.5%	18.1%	11.6%

2016
Total net revenue	$26,651	$384,269	$410,920	$2,757	$413,677
Cost of goods sold	25,406	309,297	334,703	1,667	336,370
Gross profit	$1,245	$74,972	$76,217	$1,090	$77,307
Less: Sales and marketing expense			31,311	145	31,456
Plus: Club O Rewards and gift card breakage (included in Other income (expense), net)			4,169	—	4,169
Contribution			$49,075	$945	$50,020
Contribution margin			11.9%	34.3%	12.1%

OSTK Retail and Medici pre-tax income or loss

OSTK Retail and Medici pre-tax income or loss (non-GAAP financial measures - which we reconcile to Consolidated pre-tax income or loss) consists of income or loss before taxes of our Retail (which consists of Direct and Partner) and Medici (which is included in Other) businesses, excluding intercompany transactions eliminated in consolidation. We believe these measures provide management and users of the financial statements useful information because they provide financial results for our separate businesses which are distinct in nature. The material limitation associated with these measures is that they are an incomplete measure of our consolidated operations. These measures should be used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. For additional information regarding our segment reporting, and a reconciliation of OSTK Retail and Medici pre-tax income or loss, please see Item 1 of Part I, "Financial Statements (Unaudited)"—Note 9. Business Segments, contained in the "Notes to Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

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

	Three months ended March 31,		Twelve months ended March 31,
	2017	2016	2017	2016
Net cash (used in) provided by operating activities	$(23,097)	$(34,503)	$50,970	$63,102
Expenditures for fixed assets, including internal-use software and website development	(11,344)	(19,592)	(64,033)	(72,493)
Free cash flow	$(34,441)	$(54,095)	$(13,063)	$(9,391)

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

In addition, our broker dealers are subject to additional extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. Broker dealers are subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are members. See Part II - Item 1A - “Risk Factors - The registered broker dealers we acquired are subject to extensive regulation.”

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

We periodically evaluate opportunities to repurchase our equity securities, obtain credit facilities, or issue additional debt or equity securities. In addition, we may, from time to time, consider the investment in, or acquisition of, complementary businesses, products, services, or technologies, any of which might affect our liquidity requirements or cause us to issue additional debt or equity securities. There can be no assurance that financing arrangements will be available in amounts or on terms acceptable to us, if at all.

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

In connection with the syndicated senior secured credit facility with U.S. Bank described above, we entered into interest rate swap transactions. The swaps have an effective date of September 1, 2015 and a maturity date of October 1, 2023. The combined notional amount changes monthly beginning at approximately $3.6 million on September 1, 2015, increasing to a maximum of approximately $45.8 million as of December 31, 2016, and will decrease to approximately $38.2 million on October 1, 2023. The swaps effectively fix our effective interest rate on the approximate amounts expected to be outstanding from time to time on the Real Estate Loan at an annual rate of approximately 4.6%. At March 31, 2017, we had $45.6 million outstanding under the Real Estate Loan, and the notional amount of the swaps was $45.6 million.

We carry our interest rate swaps at fair value on our consolidated balance sheets. At March 31, 2017, we recognized swap liabilities in the amount of $1.6 million. The change in fair value of our swaps for the three months ended March 31, 2017 was a loss of $246,000. The fair value of the swaps can be impacted by several factors including forward rates, interest rates and discount rates (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Fair value of financial instruments). Because we have designated our swaps as cash flow hedges for accounting purposes, to the extent the swaps qualify for this designation and are effective, changes in the fair value of the instruments are recognized through Other comprehensive income (loss) in our statements of comprehensive income (loss) (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Derivative financial instruments).

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

At March 31, 2017, we had $136.4 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.4 million on our earnings or loss, or the cash flows of these instruments.

At March 31, 2017, we had assets consisting of investments in precious metals totaling $9.9 million. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $99,000 on our earnings or loss, or the recorded value of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, “Financial Statements “—Note 6—“Commitments and Contingencies,” subheading “Legal Proceedings and Contingencies,” contained in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently you should read all of the risk factors below carefully, including the risk factors under the caption “Risks Related Primarily to our Common Stock and Other Securities” before making any decision to acquire or hold our common stock. Holders of, and potential investors in, our Series A Preferred Stock should also read “Additional Risks Related to our Series A Preferred Stock,” and “Additional Risks Related to our Series A Preferred Stock and our Series B Preferred Stock,” below. Holders of, and potential investors in, our Series B Preferred Stock should also read “Additional Risks Related to our Series A Preferred Stock and our Series B Preferred Stock,” below.

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
We have a history of significant losses. If we do not maintain profitability, our financial results and business could be harmed, and our stock price could suffer.
We have a history of losses, and we may incur operating and net losses in the foreseeable future. At March 31, 2017, our accumulated deficit was $150.4 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we have generated positive net income in recent years, we incurred a net loss for 2011, and interim net losses during 2015, 2016 and 2017. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of our partners and other companies with which we do business, as well as public market analysts and investors. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.
Our business depends on the Internet, our infrastructure and transaction-processing systems.

We are completely dependent on our infrastructure and on the availability, reliability and security of the Internet and related systems. Substantially all of our computer and communications hardware is located at a single facility. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. Our back-up facility is not adequate to support sales at a high level. Our servers are vulnerable to malware, physical or electronic break-ins and other disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. Any system interruption that results in the unavailability of our Website or our mobile app or reduced performance of our transaction systems could interrupt or substantially reduce our ability to conduct our business. We have experienced periodic systems interruptions due to server failure, power failure and intentional cyber-attacks in the past. Any failure or impairment of our infrastructure or of the availability of the Internet or related systems could have a material adverse effect on our financial results and business.

We are subject to cyber security risks and risks of data loss or other security breaches.
Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, and to resulting claims, fines, and litigation. We have been subjected to a variety of cyber-attacks, which we expect will continue to occur from time to time. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, any of which could have a material adverse effect on our financial results and business.
Our dependence on payment card payments increases our risks.
Most of our customers use credit cards to pay for their purchases. Under payment card rules and our contracts with our card processors, if we experience a breach of payment card information or fail to follow payment card industry security standards, we could incur significant fines, higher transaction costs or lose our ability to give customers the option of using payment cards. If we were unable to accept payment cards, it would have a material adverse effect on our financial results and business.
Tariffs or other measures that increase the effective price of products we or our suppliers or fulfillment partners import into the United States could have a material adverse effect on our business.
We and many of our suppliers and fulfillment partners source a large percentage of the products we offer on our website from China and other countries. If the United States imposes tariffs or other measures that directly or indirectly increase the price of products we or they import and that we offer on our website, the increased prices could have a material adverse effect on our financial results and business.
We face intense competition and may not be able to compete successfully against existing or future competitors.

The online retail market is evolving rapidly and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

•	online retailers with or without discount departments, including Amazon.com, AliExpress (part of the Alibaba Group), eBay, and Rakuten.com (formerly Buy.com);
•	online specialty retailers such as Blue Nile, Bluefly, Houzz, Jet.com, Wayfair, Zappos.com, and Zulily;
•	private sale sites such as Groupon, Living Social and Rue La La;
•	furniture specialists including Ashley Furniture, Bob’s Discount Furniture, Havertys, Raymour & Flanigan and Rooms To Go;
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
Many traditional manufacturers and retailers have added or improved their e-commerce offerings, and we expect that more will do so and that they will all continue to improve their offerings. Amazon continues to improve its offerings and delivery capabilities generally. Many of our competitors specialize in one or more of the areas in which we offer products. For example, our furniture offerings compete with more than 100 online retail furniture websites, in addition to many more traditional furniture retail specialists. Competition from Amazon and from other competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do, affect us and could have a material adverse effect on our financial results and business.
 Our business depends on effective marketing, including marketing via email and social networking messaging.

We depend on effective marketing and high customer traffic. From time to time, competitors may bid up the cost of certain marketing channels, such as paid keywords. At such times, we may reduce the amounts we spend in those marketing channels, which may lead to decreased visitors to our site, or we may pay the increased rates, which increases our expenses. We depend on email to promote our site and offerings and to generate a substantial portion of our revenue. If a significant portion of our target customers no longer utilize email, or if we are unable to effectively and economically deliver email to our potential customers, whether for legal, regulatory or other reasons, it would have a material adverse effect on our business. We also rely on social networking messaging services for marketing purposes, and anything that limits our ability or our customers’ ability or desire to utilize social networking services could have a material adverse effect on our business. If we are unable to develop, implement and maintain effective and efficient cost-effective advertising and marketing programs, it would have a material adverse effect on our financial results and business.
We are experimenting with various ways to reduce the number of coupons we offer to our customers, which may have adversely affected our revenue growth and may continue to do so.
Although our business has historically relied heavily on coupons to generate sales, we are experimenting with modifications to our coupon marketing. We believe that changes we have made to our coupon marketing in the past adversely affected our revenue growth, and that these and other changes we may make may continue to adversely affect our revenue growth. We have not yet achieved the results we are seeking, and there can be no assurance that we will be able to do so. If we are unable to generate sales using other marketing approaches at rates equal to or better than the rates we were generating through our coupon marketing, our revenue growth could be adversely affected or reversed, and it could have a material adverse effect on our financial results and business.
If one or more states successfully asserts that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our Website, or that we should pay commercial activity taxes, our business could be harmed.

We generally do not currently collect sales or other similar taxes on sales of goods into states where we have no duty to do so under federal court decisions construing applicable constitutional law. Certain jurisdictions are seeking payment of sales tax for sales we have made to customers in such jurisdictions or for payment of similar taxes or to impose sales tax collection obligations on us. If any jurisdiction where we do not or did not collect sales or other taxes successfully asserts that we should do so or should have done so, or should otherwise have collected or paid other types of taxes, it could have a material adverse effect on our business. Several states have enacted laws requiring remote vendors to notify resident purchasers in those states of their obligation to pay a use tax on their purchases and, in some instances, to report untaxed purchases to the state tax authorities. Other states have enacted legislation to require retailers without a physical presence in the state to collect and remit state sales taxes if they engage in any activity in connection with the selling, leasing or delivery of tangible personal property or taxable services within the state. In the past we have terminated affiliate marketing websites as a result of efforts by certain states to require us to collect sales taxes based on the presence of our third party Internet advertising affiliates in those states, and we may do so again, which may have material adverse effect on our financial results and business. Additional states may enact similar laws, or other laws to force or encourage through economic pressures remote retailers to collect and remit sales tax. Such laws could harm our business by imposing notice burdens upon us, by requiring transaction notices that would adversely affect sales, or by discouraging customer purchases by requiring detailed purchase reporting. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.
Economic factors, including our increasing exposure to the U.S. housing industry, may adversely affect us.

Economic conditions, particularly any weakness in the United States housing market, may adversely affect our financial performance. Over the last few years the percentage of our sales from home and garden products has increased substantially. We believe that our sales of home and garden products are affected by the strength of the U.S. housing industry, and that downturns in the U.S. housing industry could have a material adverse effect on our financial results and business.
Decreases in discretionary consumer spending may have an adverse effect on us.

A substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Difficult macro-economic conditions, particularly high levels of unemployment or underemployment, also impact our customers’ ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our financial results and business.
We are attempting to expand our international business, which could adversely affect us.

We sell products in international markets, and are attempting to expand into some of these markets. International sales and transactions, and our efforts to expand them, are subject to inherent risks and challenges that could adversely affect us, including:

•	the need to develop new supplier and manufacturer relationships;
•	the need to comply with additional U.S. and foreign laws and regulations;
•	changes in international laws, regulatory requirements, taxes and tariffs;
•	our limited experience with different local cultures and standards;
•	geopolitical events, such as war and terrorist attacks;
•	the risk that the products we offer may not appeal to customers in international markets; and
•	the additional resources and management attention required for such expansion.

Penalties for non-compliance with laws applicable to international business and trade, including the U.S. Foreign Corrupt Practices Act, could have a material adverse effect on our business. Foreign data protection, privacy and other laws and regulations are different and often more restrictive than those in the United States. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices, which may adversely affect our business. To the extent that we make purchases or sales denominated in foreign currencies, we would have foreign currency risks, which could have a material adverse effect on our financial results and business.
A subsidiary of ours owns the land on which we built our new headquarters, and consequently has environmental and other risks, and we may incur environmental expense and liabilities under the environmental indemnity agreement we entered into in connection with our credit facility.
In 2014 our wholly-owned subsidiary O.com Land, LLC purchased land near Salt Lake City, Utah on which we have built our new headquarters. The land is part of the Midvale SLAG Superfund Site (“Site”), a former Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") superfund site that was remediated pursuant to CERCLA prior to O.com Land’s purchase. O.com Land, LLC is required to follow certain requirements of CERCLA and the consent decree governing remediation of the Site, and its failure to do so could expose us to material environmental liabilities. Further, in connection with the credit facility we entered into with U.S. Bank and other banks, we entered into a broad environmental indemnity agreement pursuant to which we agreed to indemnify U.S. Bank and other banks and other persons against a broad array of potential environmental claims, liabilities and exposures relating to the property. Any such environmental liabilities, and any liabilities under the environmental indemnity agreement, could be material and could have a material adverse effect on our financial results and business.
Our secured credit facility requires us to maintain compliance with financial and other covenants.

In connection with the construction of our new headquarters we entered into a syndicated senior secured credit facility with U.S. Bank and other banks that provided us with construction financing of $45.8 million and a $10 million revolver. On January 1, 2017 the construction financing converted into a term loan due October 2023, and in March 2017 the credit facility was amended to increase the revolver to $25 million and to extend the revolver due date to June 30, 2020 (subject to potential earlier termination under the terms of the Loan Agreement). We will need to maintain compliance with the requirements governing the facility, including compliance with financial and other covenants, certain of which may be subject to events outside of our control. We have pledged substantially all of our assets to secure our obligations under the credit facility. If we fail to comply with the terms of the credit facility, the failure could have a material adverse effect on our liquidity and financial results and business.
We have entered into long-term interest rate swaps that expire in October 2023.

In connection with the syndicated senior secured credit facility described above, we entered into interest rate swaps with U.S. Bank and Compass Bank intended to manage our interest rate risk on the indebtedness. Regardless of the status of that indebtedness, we will remain liable for payments due under the swaps unless we settle them. If we were to settle the swaps at a time when interest rates have fallen (relative to the swaps' inception), the price to settle the swaps could be material. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our financial results and business.
We have incurred substantial indebtedness and intend to incur additional indebtedness.
At March 31, 2017, we had incurred secured indebtedness of approximately $45.6 million under our syndicated senior secured credit facility, and we had total liabilities of $274.3 million. We intend to incur additional indebtedness, by drawing under the facility revolver or otherwise as permitted by the facility. This indebtedness increases our business risks substantially, including our vulnerability to industry downturns and competitive pressures. The degree to which we are ultimately leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes. Our ability to satisfy our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Any difficulties we have satisfying our debt service obligations could have a material adverse effect on our financial results and business.
We may be unable to generate sufficient cash flow to satisfy our debt service obligations.

Our ability to generate cash flow from operations to make interest and principal payments on our debt obligations will depend on our future performance, which will be affected by a range of economic, competitive and business factors. We cannot control many of these factors, including general economic conditions and the health of the Internet retail industry. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations and all of our other obligations, we may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, or reducing or delaying capital investments and other expenses. Additional funds or alternative financing may not be available to us on favorable terms, or at all. Our inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse effect on our financial results and business.

Our Board has authorized a stock repurchase program and repurchases under the program reduce our liquidity and increase our risks.

In May 2015, our Board authorized a stock repurchase program. In January 2017, we repurchased approximately 604,000 shares of our common stock for $10 million under the program. We may repurchase additional shares for up to $15 million at any time through December 31, 2017 under our existing repurchase program. Further, our Board could authorize additional repurchases. The amendments to our credit facility made in March 2017 permit us to repurchase additional shares for up to $50 million at any time through June 30, 2018. Any such repurchases would reduce our liquidity and could increase our vulnerability to industry downturns and competitive pressures. A material decrease in our liquidity could have a material adverse effect on our financial results and business.

We face risks relating to our inventory and returns.

In our direct business, we sell merchandise that we have purchased and hold in inventory. In addition, subject to our returns policies, we accept returns of products sold through our partners as well as products we sell in our direct business, and we have the risk of reselling the returned products. We assume the risks of inventory damage, theft and obsolescence, as well as risks of price erosion for these products, and we sometimes sell merchandise at a loss. Our risk of losses in our direct business is especially significant because much of the merchandise we sell is subject to seasonal trends, fashion trends, rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. Difficulties we may experience with our inventory or returns could have a material adverse effect on our financial results and business.
If we do not successfully optimize and operate our warehouse and customer service operations, our business could be harmed.
We have expanded, contracted and otherwise modified our warehouse and customer service operations from time to time in the past, and expect that we will continue to do so. We also contract with third parties to operate warehouses, receive returns and process orders. If we or our third party providers do not successfully optimize and operate our warehouse and customer service operations, it could significantly limit our ability to meet customer demand, customer shipping or return time expectations, or result in excessive costs and expenses for the size of our business. Because it is difficult to predict demand, we may not be able to manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. We may also fail to staff our fulfillment and customer service centers at optimal levels. Our failure to manage our warehouse operations or our fulfillment and customer service centers optimally could adversely affect our financial results and customer experience, and could have a material adverse effect on our financial results and business.
We depend on a large number of other companies to perform functions critical to our ability to deliver products and services to our customers.

We depend on a large number of other companies, including a large number of independent fulfillment partners whose products we offer for sale on our Website, to perform functions critical to our ability to deliver products and services to our customers. We depend on our fulfillment partners to perform a number of traditional retail operations such as maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely basis, and also on the delivery services that we and they utilize. Difficulties with any of our significant fulfillment partners or with any of the delivery services, regardless of the reason, could have a material adverse effect on our financial results and business.

Risks associated with the suppliers from whom we or our fulfillment partners source products and risks regarding the safety, labelling, content or quality of those products could adversely affect our financial performance.

We depend on our ability to access products from qualified suppliers in a timely and efficient manner. We rely on our suppliers’ representations of product safety, content and quality. We also rely on our partners to ensure proper labelling of products. Issues or concerns regarding product safety, labelling, content or quality could result in consumer or governmental claims and could adversely affect our financial results and business. Any indemnity agreement we may have with the supplier of the relevant product may be inadequate or inapplicable, and any insurance coverage we may carry may be inadequate. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.
If we fail to accurately forecast our expenses and revenues, our business may be harmed.

The rapidly evolving nature of our industry and the constantly evolving nature of our business make forecasting operating results difficult. We periodically implement large, complex and expensive infrastructure upgrades in order to increase our ability to handle larger volumes of sales and to develop or increase our ability to perform a variety of analytical procedures relating to our business. We are continuing to upgrade and further expand these and other components of our infrastructure, and are in the process of integrating infrastructure relating to the fintech company and broker dealers we recently acquired. As a result of expenditures on our infrastructure and headquarters, our ability to reduce our expenditures is and will be limited, and any significant shortfall in the revenues for which we have built and are continuing to build our business could have a material adverse effect on our financial results and business.
Changes in assumptions, estimates and judgments by management related to complex accounting matters could affect our financial results significantly.

The rules governing our financial reporting require our management to make many subjective assumptions, estimates and judgments about revenue recognition, valuation allowances and accrued liabilities (including allowances for returns, credit card chargebacks, doubtful accounts, obsolete and damaged inventory, and self-funded health insurance liabilities), internal-use software and website development (acquired and developed internally), income taxes, valuation of intangible assets and goodwill, stock-based compensation, loss contingencies and other matters. Changes in any of these assumptions, estimates or judgments could change our reported or expected financial performance significantly, and could have a material adverse effect on our financial results and business.
Changes in accounting policies governing our financial reporting could affect our future financial results significantly.

The Financial Accounting Standards Board (FASB), which sets accounting standards for U.S. public companies, has issued new standards relating to revenue recognition. Subject to transition provisions, the new standards will become effective for us on January 1, 2018. We are in the process of analyzing the new standards and their application to our financial reporting. We have not reached conclusions about the effects of the new standards on our future financial reporting, but have identified gross versus net revenue recognition and the timing of revenue recognition (FOB shipping point versus FOB destination) as potentially significant issues in our analysis. We generate substantially all of our net revenues in our retail partner business, in which we sell merchandise from manufacturers, distributors and other suppliers primarily through our Website. Under current FASB standards, we recognize revenue from the majority of these sales transactions on a gross basis. If our adoption of the new standards requires us to recognize net, rather than gross, revenue from the same types of sales for which we currently recognize gross revenue, our future revenue would be substantially lower than it would be under the current standards.
Our income tax provisions and the amounts we reserve for tax contingencies are estimates and are subject to variations and adjustments. The amounts we ultimately pay may exceed the amounts estimated or accrued.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, changes in law, regulations, and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is relatively low. We are subject to audits by a number of tax authorities. The timing of the resolution of income, sales and other tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts we have accrued. It is possible that within the next 12 months we will receive additional assessments by various tax authorities or reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may result in changes to our contingencies related to positions on prior years’ tax filings and may result in increases to amounts we have accrued. The volatility of our quarterly tax provision, the resolution of matters related to our tax contingencies, and establishment of or increases to any such accruals could have a material adverse effect on our financial results and business.
We have reversed the valuation allowance for our deferred tax assets, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could adversely affect our operating results.
From our inception to December 31, 2013, we established a valuation allowance for our deferred tax assets, primarily due to realized losses and uncertainty regarding our future taxable income. Determining whether a valuation allowance for deferred tax assets is appropriate requires significant judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the sufficiency of, a valuation allowance against deferred tax assets. At December 31, 2013, based on the weight of all the positive and negative evidence (primarily our estimate of future taxable income), we concluded that it was more likely than not that we would realize our net deferred tax assets based upon future taxable income, and we reversed the valuation allowance at December 31, 2013. Our estimates of future taxable income are based primarily on historical performance, but also include estimates and assumptions and external data, some of which are subject to significant judgment. If our actual taxable income differs significantly from our estimates, we may need to reestablish a valuation allowance for some or all of our deferred tax assets, which could have a material adverse effect on our financial results and business.
The businesses that we are pursuing through our Medici initiatives are novel and subject to technical, operational, financial, regulatory, legal, reputational and marketing risks.
In August 2015, we acquired the assets and business of a financial technology ("fintech") company and in January 2016, we acquired two registered broker dealers (our “broker dealer subsidiaries”) that were affiliated with the fintech company. We have limited experience with the operation of fintech companies or of broker dealers. Further, we have recently issued publicly-traded securities traded exclusively on a registered alternative trading system operated by one of our majority-owned broker dealer subsidiaries, the ownership of which is tracked on a distributed ledger. We are also working on other potential financial applications of distributed ledger, or blockchain, technology. All of these are areas in which we do not have substantial experience, and all of them are subject to the risks of new and novel businesses, including technical, operational, financial, regulatory, legal and reputational risks, as well as the risk that we may be unable to market, license or sell our technology successfully or profitably. The occurrence of any such risks could have a material adverse effect on our financial results and business.
We may be required to write off amounts relating to our investments in startup businesses.

At March 31, 2017, we had invested approximately $15.1 million in several companies that are in the startup or development stages. During Q1 2017 and Q3 2016, we recognized impairment losses of $4.5 million and $2.9 million, respectively, on our cost method investments, which decreased the carrying amount of our cost method investments to approximately $7.7 million at March 31, 2017. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Additionally, since several of our investments are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, we have no assurance that the technology or products of our investees would be successful, even if they were brought to market. We may write off additional amounts related to these investments, and any such write-offs could be material. Any of the foregoing could have a material adverse effect on our financial results and business.
The registered broker dealers we acquired are subject to extensive regulation.
The broker dealers we acquired in January 2016 are subject to regulation, examination and disciplinary action by the SEC, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators, as well as other governmental authorities and self-regulatory organizations (“SROs”) with which they are registered or licensed or of which they are members. The broker dealers are also subject to rules and regulations relating to the prevention and detection of money laundering, privacy and data protection laws and regulations, and substantial other regulatory requirements. Any failure to comply with all applicable regulations, and any regulatory proceeding or civil or criminal action against any of the broker dealers that we have acquired, or any of their associated persons, could have a material adverse effect on our financial results and business. Further, any failure to identify and successfully manage conflicts of interest or to implement appropriate policies or procedures could subject the broker dealers or us to disciplinary sanctions or litigation or could harm our reputation. Any of the foregoing could have a material adverse effect on our financial results and business.
Our investment in Bitt Inc. may expose us to additional risks.
In 2016, we acquired an equity interest in Bitt, Inc., a startup company based in Barbados, that is pursuing a variety of digital currency transfer and payment businesses in the Caribbean. Virtually every state in the U.S. regulates money transmitters and money services businesses. In some states the licensing requirements and regulations expressly cover companies engaged in digital currency activities; in other states it is not clear whether or how the existing laws and regulations apply to digital currency activities. Further, U.S. federal law requires registration of most such businesses with the Financial Crimes Enforcement Network ("FinCEN"). These licenses and registrations subject companies to various anti-money laundering, know-your-customer, record-keeping, reporting and capital and bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies. Under U.S. federal law, it is a crime for a person, entity or business that is required to be registered with FinCEN or licensed in any state to fail to do so, even if the person, entity or business was unaware of the licensing requirement. Further, under U.S. federal law, anyone who owns all or part of an unlicensed money transmitting business may be subject to civil and criminal penalties. The business in which we have invested has represented to us that it has not taken any action that could subject it to registration with FinCEN or to the licensing requirements in any state and has agreed that it will not do so until it has become properly licensed in all required states and registered with FinCEN. However, if the business makes an error, even inadvertently, we could be subject to potential civil and criminal penalties as a result. Any such penalties, or even the allegation of criminal activities, could have a material adverse effect on us and on our financial results and business. Further, all of our foreign business activities expose us to a variety of risks, including risks under the Foreign Corrupt Practices Act.
Each of our offerings faces specialized competition and involves regulatory risks.
We offer a variety of services and product offerings, including specialized services and product offerings, such as advertising for automobiles, insurance offerings, and our Farmers Market offerings. Each of these is subject to substantial regulation and competition. For example, many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and public advertising for car sales. We have no ability to know whether the information the car advertisers provide is correct. Similarly, we have no ability to ensure that the sellers in our Farmers Market offerings comply with all regulations governing the sale of food products. More generally, we have no ability to ensure that our partners or others with whom we do business will comply with all laws and regulations applicable to them and their transactions. Any negative publicity we receive regarding any allegations of unlawful or deceptive conduct may damage our reputation, our ability to attract new customers to our main shopping site, and our brand name generally. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

We have an evolving business model, which increases the complexity of our business.

Our business model has evolved in the past and continues to do so. In prior years we have added additional types of services and product offerings and in some cases we have modified or discontinued those offerings. We intend to continue to try to offer additional types of products or services, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/partner sourcing of the products we offer. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any new business or website we launch that is not favorably received by consumers could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.
The seasonality of our business places increased strain on our operations.

A disproportionate amount of our sales normally occur during our fourth quarter. If we, or our partners, do not stock or are otherwise unable to source products sufficient to meet customer demand, our business would be adversely affected. We may experience an increase in our net shipping cost due to complimentary upgrades and the expense of shipments necessary to ensure timely delivery for the holiday season. In addition, we may be unable to adequately staff our fulfillment and customer service centers during peak periods, and delivery services and other fulfillment companies and customer service providers may be unable to meet the seasonal demand. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.
Any acquisitions we make will increase costs and regulatory and integration risks.

From time to time we may acquire other businesses. Integrating an acquired business involves a number of risks and financial, managerial and operational challenges. We have incurred significant expenses in connection with acquisitions we have made in the past, and may incur additional expenses in connection with those acquisitions or in connection with other acquisitions we may make in the future. Our overall profitability would be adversely affected if our investments and expenses associated with any investments we have made or may make in the future are not justified by the revenues and profits, if any, that are derived from such investments. Further, acquisitions may also create a need for additional accounting, tax, compliance, documentation, risk management and internal control procedures, and may require us to hire additional personnel to implement, perform and/or monitor such procedures. To the extent our procedures are not adequate to appropriately implement, perform and/or monitor all necessary procedures relating to any new or expanded business, we could be exposed to a material loss or regulatory sanction. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.
We are routinely involved in substantial litigation.

From time to time we receive claims and become subject to lawsuits involving consumer protection, employment, intellectual property and other matters related to the conduct and operation of our business and the sale of products on our Website, including claims by regulators and by customers. In addition, we have in the past been and in the future may be, involved in substantial litigation, including litigation regarding the constitutionality of certain state tax laws, in which we are the plaintiff. Any such litigation, whether as plaintiff or defendant, may be costly and time consuming and could divert management and key personnel from our regular business operations. An unfavorable resolution of any such matter could have a material adverse effect on our financial results and business.
We may be accused of infringing intellectual property rights of third parties.
We have been and expect we will continue to be subject to claims that we have infringed the intellectual property rights of others, by offering allegedly infringing products or otherwise. We have contested and expect to continue to contest claims we consider unfounded rather than settling such claims, even when we expect the costs of contesting the claims to exceed the cost of settlement. Any claims may result in significant expenditure of our financial and managerial resources, and may result in us making significant damages or settlement payments or changes to our business. We could be prohibited from using software or business processes, or required to obtain licenses from third parties, which could be expensive or unavailable. Any such difficulties could have a material adverse effect on our financial results and business.

We may be unable to protect our proprietary technology and to obtain trademark protection for our marks.
Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We may be unable to protect it, in the United States or elsewhere, which could have a material adverse effect on our business. Further, we may not be able to secure protection for our service marks or trademarks in the United States or elsewhere as we expand internationally. Our competitors might adopt product or service marks similar to our marks, or might try to prevent us from using our marks. Any claim by another party against us or customer confusion related to our trademarks, or our failure to obtain trademark registration, could have a material adverse effect on our financial results and business.
Our decision to accept and hold cryptocurrency, such as bitcoin, may subject us to exchange risk and additional tax and regulatory requirements.
In January 2014, we began accepting bitcoin as a form of payment for purchases on our Website. Bitcoin is not considered legal tender or backed by any government, and it has experienced price volatility, technological glitches and various law enforcement and regulatory interventions. In September 2014, we began accepting bitcoin internationally. The use of cryptocurrency such as bitcoin has been prohibited or effectively prohibited in some countries. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. From time to time we also hold bitcoin and other cryptocurrencies directly, and we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrencies we hold. The uncertainties regarding legal and regulatory requirements relating to cryptocurrencies or transactions utilizing cryptocurrencies, as well as potential accounting and tax issues, or other requirements relating to cryptocurrencies could have a material adverse effect on our financial results and business.
Our cash, cash equivalents and short-term investments are subject to a risk of loss based upon the solvency of the financial institutions in which they are maintained.
We maintain the majority of our cash, cash equivalents and short-term investments in accounts with a small number of major financial institutions within the United States, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Our deposits in these institutions are generally substantially in excess of the amounts of insurance provided by the FDIC, and some deposits may not be covered by insurance at all. If any of these institutions were to become insolvent or subject to regulatory action, we could lose some, or all, of such deposits, which would have a material adverse effect on our financial results and business.
Existing or future government regulation could harm our business.
We are subject to regulation at the federal, state, local and international levels, including regulation relating to privacy, security, retention, transfer and use of personal user information and telemarketing laws. Increasing regulation may increase the cost of our business and may further restrict our marketing efforts. Existing laws, including those governing advertising, product labeling, product content requirements and product safety, may cause us to incur expenses. We may be subject to claims related to personal injury, death, environmental or property damage. We are periodically required to participate in product recalls. We may incur expense in connection with any of the foregoing or other matters or actions which may not be covered by any liability insurance we may carry. These current and future laws and regulations could have a material adverse effect on our financial results and business.
Changes in management roles and responsibilities, the loss of key personnel, or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.
Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. Changes in the roles and responsibilities of members of management or the loss of the services of any of our executive officers or other key employees for any reason could harm our business. Members of senior management or key employees may need to take a leave of absence for medical or other reasons. In 2013 our Chief Executive Officer and then Chairman of the Board, Dr. Patrick M. Byrne, took a two-month leave of absence for medical reasons, and in April 2016 he took a three-month leave of absence for medical reasons. We do not have employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense. Our failure to attract and retain the necessary personnel could have a material adverse effect on our financial results and business.
Mobile commerce and our Club O offerings are becoming increasingly significant to us.
Mobile commerce and our Club O offerings are becoming increasingly significant to us. Customers who use mobile devices and customers who join Club O may behave differently from our other customers. If we fail to successfully develop and market our mobile app or our Club O offerings, it could have a material adverse effect on our business.
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
We are partially self-insured with respect to our employees’ health insurance. If the actual costs of these claims exceed the amounts we have reserved for them, we would incur additional expense.
Beginning January 1, 2017, we are partially self-insured with respect to our employees’ health insurance, except to the extent of stop-loss coverage that limits our losses both on a per employee basis and an aggregate basis. The actual costs of our employees’ health insurance claims could exceed our estimates of those costs for a number of reasons, including more claims or larger claims than we expect, and increases in the costs of healthcare generally. If the actual cost of our employees’ health insurance claims and related expenses exceeds the amounts we have accrued, we may be required to record additional charges for these claims and/or to establish additional reserves, which could have a material adverse effect on our financial results and business.
Risks Related Primarily to our Common Stock and Other Securities
(Holders of, and potential investors in, our Series A Preferred Stock should also read "Additional Risks Related to our Series A Preferred Stock," and “Additional Risks Related to our Series A Preferred Stock and our Series B Preferred Stock,” below)
(Holders of, and potential investors in, our Series B Preferred Stock should also read “Additional Risks Related to our Series A Preferred Stock and our Series B Preferred Stock,” below)
The issuance of our Series A Preferred Stock and our Series B Preferred Stock could adversely affect the holders of our common stock in some circumstances.
In December 2016, we issued shares of our Blockchain Voting Series A Preferred Stock (the “Series A Preferred”) and our Voting Series B Preferred Stock (the “Series B Preferred,” and together with the Series A Preferred, collectively sometimes called the “Preferred Stock”) in a registered rights offering (the “rights offering”). The Preferred Stock could adversely affect the holders of our common stock in some circumstances. Except as required by law, the Preferred Stock will vote with the common stock on all matters submitted to a vote of the common stock, with holders of the Preferred Stock having one vote for each share of Preferred Stock held. As of March 31, 2017, the 695,898 issued shares of Preferred Stock constituted approximately 2.7% of the total number of shares of the Preferred Stock and the common stock, taken together. The Preferred Stock ranks senior to the common stock with respect to dividends. Holders of the Preferred Stock will be entitled to an annual cash dividend equal to $0.16 per share of Preferred Stock, in preference to any dividend payment to the holders of the common stock. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in any non-cash dividends we pay to holders of the common stock, subject to different treatment if we effect a stock dividend, stock split or combination of the common stock. The Preferred Stock will rank on a parity with the common stock with respect to rights upon our liquidation, winding up or dissolution. If we are a party to any merger or consolidation in which the common stock is changed into or exchanged for stock or other securities of any other person (or the Company) or cash or any other property (or a right to receive the foregoing), we will be required to use all commercially reasonable efforts to cause each outstanding share of the Preferred Stock to be treated as if such share were an additional outstanding share of common stock in connection with any such transaction. Any of the foregoing could have a material adverse effect on the holders of the common stock.
Our quarterly operating results are volatile and may adversely affect the market price of our securities, and you may lose all or a part of your investment.
We have experienced and expect to continue to experience significant fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Our gross revenues have historically been significantly higher in the fourth calendar quarter of each year than in the following quarters due primarily to increased shopping activity during the holiday season. Further, we generally increase our inventories substantially in anticipation of holiday season shopping activity, which has a negative effect on our cash flow. In addition, our revenues and operating results have varied in the past and may continue to vary significantly from quarter to quarter due to a number of other factors, many of which are outside our control. In addition to seasonal effects and the other risk factors described in this report, factors that have caused and/or could cause our quarterly operating results to fluctuate and in turn affect the market price of our securities include:

•	increases in the cost of advertising and changes in our sales and marketing expenditures;
•	expenses we incur in our Medici development efforts
•	our inability to retain existing customers or encourage repeat purchases;
•	the extent to which our existing and future marketing campaigns are successful;
•	price competition that results in losses or lower profit margins;
•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;
•	the amount and timing of our purchases of inventory;
•	our inability to manage distribution operations or provide adequate levels of customer service;
•	increases in the cost of fuel and transportation;
•	our ability to successfully implement technology changes or to integrate operations and technologies from acquisitions or other business combinations;
•	our efforts to offer new lines of products and services; and
•	our ability to attract users to our shopping and other sites.

Any of the foregoing could have a material adverse effect on our financial results and business and particularly on our ability to raise capital, and could have a material adverse effect on the holders of our securities.
Sales by our significant stockholders could have an adverse effect on the market price of our stock.
A small number of our stockholders own significant percentages of our common stock and preferred stock. If one or more of them were to offer or sell all or a portion of their holdings, the market price of our common stock, preferred stock or both could be materially adversely affected. In addition, the transfer of ownership of a significant portion of our outstanding shares within a three-year period could adversely affect our ability to use our net operating losses to offset future taxable net income. Any of the foregoing could have a material adverse effect on the holders of our securities.
We do not intend to pay dividends on our common stock and you may lose the entire amount of your investment in our common stock.
We have never declared or paid any cash dividends on our common stock and do not intend to pay dividends on our common stock for the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, holders of our common stock will not receive any funds without selling their shares. You may not receive a positive return on your investment, and you may lose your entire investment.
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
Our board has granted, and in the future expects to make additional grants, of restricted stock units (“RSUs”) to certain of our employees and directors. Upon vesting, one share of our common stock is issued for every RSU held. Under the terms of these grants, the board could determine to accelerate the vesting of RSUs in the event of a sale of our company or otherwise, which would result in an increase in the number of shares outstanding, and would dilute shareholders’ ownership of our company. Although the number of RSUs outstanding changes frequently, the aggregate amount outstanding as of March 31, 2017 was approximately 2.3% of the number of shares of common stock outstanding.
We have issued and in the future may again issue preferred stock as authorized by our amended and restated certificate of incorporation without further stockholder approval for purposes of a stockholder rights plan or for other purposes, and any such preferred stock could entitle the holders to rights superior to those of the holders of our common stock.
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

Additional Risks Related Primarily to our Series A Preferred Stock
The Series A Preferred and the tØ Platform are novel, and the use of the PRO Securities ATS utilizing the tØ Platform for trading public digital securities was untested prior to the December 2016 closing of the offering of the Series A Preferred.
Trades in publicly traded securities currently generally take place through the continuous net settlement system operated by The Depositary Trust Company (“DTC”). The Series A Preferred does not trade or settle through the system operated by the DTC. Instead, shares of Series A Preferred trade exclusively on a registered alternative trading system (the “PRO Securities ATS”) operated by our indirect majority-owned subsidiary PRO Securities LLC (“PRO Securities”) utilizing technology known as the tØ Issuance and Trading Platform (the “tØ Platform”). Shares of Series A Preferred can be held only in an online brokerage account with Keystone Capital Corporation (“Keystone”). Unlike trades through the system operated by the DTC, trades of the Series A Preferred settle on the trade date. The tØ Platform is a recent development, licensed by PRO Securities from our majority-owned subsidiary tØ.com, Inc. (“tØ.com”), and the tØ Platform had not been tested with public trading of digital securities prior to the closing of the offering of the Series A Preferred in December 2016. Consequently, investors in the Series A Preferred bear the risks of investing in a novel type of security that trades exclusively on a novel type of trading platform and that is subject to a number of unusual restrictions, as well as the risks of investing in our business. Any failure of the PRO Securities ATS or of the tØ Platform to perform as expected could have a material adverse effect on holders’ ability to sell the Series A Preferred.
The Series A Preferred is not and will not be listed on any securities exchange, and prior to the rights offering there was no trading market for the Series A Preferred and an active trading market may not develop.
The Series A Preferred is a new issue of securities that may be traded only on an unprecedented trading platform. Prior to the rights offering there was no established trading market for the Series A Preferred, and no digital security had ever been publicly traded on the PRO Securities ATS or utilizing the tØ Platform. As of April 24, 2017 only 149 persons had opened an online brokerage account with Keystone for the purpose of acquiring and holding shares of Series A Preferred, including persons who opened accounts in order to participate in the rights offering, and a very small number of trades in the Series A Preferred had taken place since the closing of the rights offering in December 2016. The Series A Preferred is not and will not be listed on any securities exchange or any other market of any kind, other than the PRO Securities ATS utilizing the tØ Platform. Even if a trading market for the Series A Preferred does develop on the PRO Securities ATS utilizing the tØ Platform, the depth and liquidity of that market and the ability of the holders to sell the Series A Preferred may nevertheless be very limited, which may have a material adverse effect on holders of the Series A Preferred.
The technology on which the tØ Platform depends has been developed by our majority-owned subsidiary, tØ.com, and is licensed by its subsidiary, PRO Securities, and the Series A Preferred depends on both tØ.com and on PRO Securities, neither of which has substantial resources.
tØ.com is a majority-owned subsidiary of ours and owns 100% of the equity interest in PRO Securities. tØ.com licenses the tØ Platform to PRO Securities, and PRO Securities operates the PRO Securities ATS. tØ.com also licenses the tØ Platform to the Company for the Company’s use in connection with the Series A Preferred. Neither tØ.com nor PRO Securities has substantial resources. PRO Securities had net capital of approximately $56,568 at March 31, 2017. Neither tØ.com nor PRO Securities has any legally binding commitment from any person, including the Company, to contribute additional capital or to make any loan to either of them. If any one or more of the Company, tØ.com or PRO Securities were unable to fund its operations in the future, or if any one or more of them were to become the subject of a bankruptcy or other insolvency proceeding, PRO Securities might be unable to continue to operate the tØ Platform, and the Series A Preferred could be materially adversely affected. In any such event, holders of our capital stock, including the Series A Preferred, could lose their entire investment in our capital stock, including all amounts invested in the Series A Preferred.
The requirement that each prospective purchaser of Series A Preferred open and maintain an online brokerage account with Keystone limits the number of potential purchasers.
In order to trade in the Series A Preferred, a prospective purchaser is required to open an online brokerage account with Keystone Capital Corporation (“Keystone”), and it is possible that very few prospective purchasers will ever do so. Consequently, we expect liquidity in the Series A Preferred to be very limited, which could have a material adverse effect on holders’ ability to trade the Series A Preferred.

Accounts for the Series A Preferred are held directly in the customer’s name, rather than in “street name.”
Each investor in the Series A Preferred is required to open an online brokerage account in his, her or its name with Keystone. Investors cannot hold their Series A Preferred in “street name.” The Series A Preferred shares are directly recorded on our stockholder books and records maintained by Computershare Trust Company, N.A. (“Computershare”). We expect that many potential investors will not hold securities in their own names and therefore will not invest in the Series A Preferred. In addition, as a result of this requirement, individual retirement accounts and other fiduciary or nominee accounts including 401(k) accounts are unable to acquire shares of Series A Preferred (although custodial accounts for minors are permitted if the custodian would qualify to purchase shares of Series A Preferred on its own behalf, subject to certain restrictions). We expect that these limitations will further limit liquidity in the Series A Preferred, and the limitations may have a material adverse effect on the development of any trading market in the Series A Preferred.
The complete trading history of each digital wallet will be available to the general public and it may be possible for members of the public to determine the identity of the holders of wallets.
The tØ Platform makes trade data publicly available shortly after each trade. Although the trade data that the tØ Platform makes publicly available is anonymous, the publicly available information includes the digital wallet address (the location where records of transactions and balances involving the series A Preferred are stored) of each holder transacting in Series A Preferred, and the entire trading history of each digital wallet (including the number of securities traded by each digital wallet, the price of each trade and the balance of the securities held in each digital wallet). As a result, the trading history of each digital wallet is available to the general public. It may be possible for members of the public to determine the identity of the holders of certain wallets based on the information that the tØ Platform makes publicly available and other publicly available information, including any ownership reports required to be filed with the SEC regarding the Series A Preferred. In addition, under Delaware law stockholders have certain rights to inspect and copy a corporation’s stock ledger and a list of its stockholders. Delaware law also requires the Company to make lists of its stockholders, including the number of shares held, available for inspection by stockholders of the Company in connection with stockholder meetings. These lists disclose the identity of stockholders of record. Because all holders of the Series A Preferred will be holders of record, all of them will be subject to the risk of loss of their anonymity. Potential investors who desire to execute their trades in relative anonymity may find these aspects of the tØ Platform unattractive, which may further limit liquidity in the Series A Preferred, and may have a material adverse effect on the development of any trading market in the Series A Preferred.

Only certain persons and entities are able to acquire Series A Preferred.
Only certain persons and entities may purchase Series A Preferred. We expect that these limitations will limit liquidity in the Series A Preferred, and the limitations may have a material adverse effect on the development of any trading market in the Series A Preferred.
The Series A Preferred and any development of a trading market for the Series A Preferred depends on both Keystone and its clearing broker, ETC.
The Series A Preferred depends on the continuing business operations of both Keystone and Electronic Transaction Clearing, Inc. (“ETC”). Keystone is the only broker dealer authorized to provide the accounts required to acquire, hold and trade shares of Series A Preferred, and ETC is the clearing broker for Keystone with respect to the Series A Preferred. Any failure of either Keystone or ETC to continue operating its business in the ordinary course or to satisfactorily perform their respective obligations could require PRO Securities to engage a substitute broker dealer to perform the functions we expect Keystone to perform, and Keystone or such substitute broker dealer might need to engage a substitute clearing broker. PRO Securities or Keystone may not be able to do so on a timely basis or at all. A transition from Keystone to a replacement broker dealer or from ETC to a replacement clearing broker would be a lengthy process, during which time it would be impossible to trade Series A Preferred.
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
PRO Securities, tØ.com, the PRO Securities ATS, the tØ Platform and the other entities relevant to the operation of the PRO Securities ATS utilizing the tØ Platform, including Keystone, ETC and Computershare, are all subject to cyberattacks, security risks and risks of security breaches. An attack on any of them or a breach of security of any of them could result in a loss of private data, unauthorized trades, and an interruption of trading for an extended period of time. Any such attack or breach could adversely affect the ability of PRO Securities to operate the PRO Securities ATS or to utilize the tØ Platform, or both, any of which could have a material adverse effect on holders’ ability to trade the Series A Preferred. Any breach of data security that compromises the security of any of the private digital keys used to authorize or validate transaction orders, or that enables any unauthorized person to generate any of the private digital keys, could result in unauthorized trades and would have a material adverse effect on the Series A Preferred. Because trades on the PRO Securities ATS utilizing the tØ Platform settle on the trade date, it could be impossible to correct unauthorized trades.
In the event of the insolvency of Keystone or ETC, the Securities Investor Protection Corporation would be unable to cause the return of shares of Series A Preferred until a substitute for Keystone or ETC, as applicable, was in place.
The Securities Investor Protection Corporation (“SIPC”) oversees the liquidation of member broker dealers that close when the broker dealer is bankrupt or in financial trouble, and customer assets are missing. In a liquidation under the Securities Investor Protection Act, SIPC and a court-appointed trustee typically work to return customers’ securities and cash. Within limits, SIPC expedites the return of missing customer property by protecting each customer up to $500,000 for securities and cash (including a $250,000 limit for cash only). If Keystone or ETC were to become insolvent, the structure of the trading system for the Series A Preferred could cause delays in the return of Series A Preferred until a substitute for Keystone or ETC, as applicable, was in place, which could have a material adverse effect on holders of Series A Preferred.
Certain transactions involving the Series A Preferred will require manual intervention, which could result in errors.
All ordinary course Series A Preferred purchase and sale transactions initiated by purchasers and sellers through their Keystone accounts are executed on the PRO Securities ATS utilizing the automated processes of the tØ Platform, without separate manual intervention by any of the relevant parties. Extraordinary transactions, however, may require manual intervention, which would be initiated by employees of ETC through the tØ Platform. For example, a unilateral transfer to a specific transferee, such as gift to a family member or charity, or an involuntary transfer pursuant to a court order, will require such manual intervention. In any situation involving manual intervention, there is a risk of human error. The same-day settlement of trades on the PRO Securities ATS utilizing the tØ Platform also means that any error not detected promptly on the trade date may be impossible to correct, which could have a material adverse effect on holders of Series A Preferred.
The same-day settlement of trades on the PRO Securities ATS utilizing the tØ Platform may make it impossible to correct trading errors in the Series A Preferred.
Trades on the PRO Securities ATS utilizing the tØ Platform settle on the trade date rather than on a three-day (or T+3) basis. This may make it impossible to correct trading errors that might have been corrected prior to settlement under a T+3 system. Consequently, persons acquiring shares of Series A Preferred must accept the risk that correction of any trading errors may be impossible. The occurrence of any such trading error could have a material adverse effect on any affected holder of Series A Preferred. Further, in the future ETC’s custody and settlement systems may be able to move funds between customer accounts in near real-time after order executions are recorded by the PRO Securities ATS on the electronic data store in which the ownership and transfer of the Series A Preferred are recorded (the “Proprietary Ledger”), which could result in near-real time settlement. Near-real time settlement would further increase the risk that correction of trading errors may be impossible, and could have a material adverse effect on any affected holder of Series A Preferred.
The technology on which the tØ Platform depends is in an area in which tØ.com and PRO Securities have limited experience.

Neither tØ.com nor PRO Securities has significant experience with the technology on which the tØ Platform depends or the operation of the tØ Platform. Portions of the technology utilized by the tØ Platform have been developed by tØ.com very recently. Any problems tØ.com or PRO Securities encounters with the operation of the tØ Platform, including technical, legal and regulatory problems, could have a material adverse effect on holders of the Series A Preferred.
tØ.com may continue to modify the tØ Platform, and any such modifications could require periods of downtime during which trading on the PRO Securities ATS might be suspended.

tØ.com developed the tØ Platform recently and intends to continue to work on enhancements to the tØ Platform. The continued development of enhancements to the tØ Platform or other modifications of the tØ Platform could cause service interruptions and interruptions in trading on the PRO Securities ATS, which could make it impossible to trade the Series A Preferred from time to time. Any such interruptions could occur with little or no notice, which could have a material adverse effect on holders of the Series A Preferred.
Our use of the Bitcoin blockchain to enable members of the public to confirm that the public copies of the Proprietary Ledger have not been altered depends on the continued availability and functioning of the Bitcoin blockchain.

The Series A Preferred trade exclusively on the PRO Securities ATS utilizing the tØ Platform. The tØ Platform embeds a digital fingerprint in the Bitcoin blockchain that may be used to confirm that the public copies of the Proprietary Ledger have not been altered. No person, business, governmental authority or other entity or authority of any kind has any obligation to provide any financial, technical or other support to the continued operation or development of blockchain technology. If the Bitcoin blockchain were to become unavailable to us in its current form and functionality for any reason, we would need to use a different publicly distributed ledger, which could make it more difficult for members of the public to confirm that the public copies of the Proprietary Ledger have not been altered, which could have a material adverse effect on the holders of the Series A Preferred.
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
Computershare serves as the transfer agent for both the Series A Preferred and the Series B Preferred. If Computershare were unable or unwilling for any reason to serve as the transfer agent for the Series A Preferred, trading in the Series A Preferred would be impossible unless we were able to locate another transfer agent able and willing to serve as a replacement transfer agent for the Series A Preferred. We estimate that a transition from Computershare to a replacement transfer agent would take approximately three months; however, any such transition could take longer, during which time it would be impossible to trade in the Series A Preferred, which would have a material adverse effect on the holders of the Series A Preferred.
The tØ Platform relies on technology and intellectual property rights licensed from tØ.com to PRO Securities.
The ability of PRO Securities to operate the PRO Securities ATS utilizing the tØ Platform depends on technology and intellectual property rights that PRO Securities licenses from our majority-owned subsidiary tØ.com. Keystone, ETC and Computershare, in the performance of their respective obligations, also depend on the technology and intellectual property rights that they license (or have licensed on their behalf) from tØ.com. tØ.com has filed both provisional and non-provisional patent applications covering numerous aspects of the technology relating to the tØ Platform, none of which have been granted. We believe that a number of organizations are or may be working to develop trading systems utilizing distributed ledger or blockchain technologies that may be competitive with the tØ Platform. Some or all of such organizations and/or their respective investors have substantially greater resources than tØ.com or we have, and many or all of them may be attempting to patent technologies that may be competitive with or similar to the technology tØ.com has developed. If third parties obtain patents covering any or all of the technology relating to the tØ Platform, or if the rights of tØ.com to the technology or intellectual property necessary for the operation of the tØ Platform were otherwise invalidated or limited, or if tØ.com were to fail to comply with its obligations under the applicable license agreement, or for any other reason were unable to provide the technology and intellectual property that PRO Securities requires, PRO Securities would be unable to operate the PRO Securities ATS utilizing the tØ Platform, which would have a material adverse effect on the holders of the Series A Preferred.
The potential application of U.S. laws regarding traditional investment securities to the Series A Preferred is unclear.
The commercial law regarding traditional investment securities in the United States is well-developed. Article 8 of the Uniform Commercial Code as adopted in most states, including Delaware, provides a set of rules that governs common aspects of securities transfers and related matters. Because of the differences between the Series A Preferred and traditional investment securities, there is a risk that issues that might easily be resolved by existing law if traditional securities were involved may not be easily resolved for the Series A Preferred. The occurrence of any such issue or dispute could have a material adverse effect on the holders of Series A Preferred.
The potential application of U.S. laws regarding virtual currencies and money transmission to PRO Securities’ use of the Bitcoin blockchain is unclear.
Existing state and federal laws applicable to various activities of persons exchanging or otherwise using virtual currencies, in some cases expressly including Bitcoin, impose prohibitions and require licensing or registration requirements and impose substantive regulations on such persons. Many more states impose licensing and substantive regulation on persons engaging in various activities relating to money transmission, some of which do or may apply to the transmission of virtual currencies such as Bitcoin. The failure to be properly licensed and registered if required under any of these state or federal laws can be a criminal offense. The tØ Platform uses the Bitcoin blockchain for the purpose of enabling members of the public to confirm that the public copies of the Proprietary Ledger have not been altered. The tØ Platform does not use the Bitcoin blockchain for any purpose of transmitting value and does not transmit Bitcoin to any third party; rather, the tØ Platform simply transmits nominal amounts of Bitcoin to itself in order to embed data relating to Series A Preferred transactions into the Bitcoin blockchain. None of the parties involved in the operation of the tØ Platform is licensed under the virtual currency or money transmission regulations of any state in the United States or registered with the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury. Although we do not believe that the operation of the tØ Platform requires such licensing or registration, if any regulatory authority were to assert otherwise, it could have a material adverse effect on the ability of the parties involved in the operation of the tØ Platform to publish Series A Preferred trade data to the Bitcoin blockchain, which could have a material adverse effect on the holders of the Series A Preferred.
The potential application of foreign laws to the tØ Platform is unclear.
Any person opening an account with Keystone will be required to represent that doing so and acquiring shares of Series A Preferred will not cause a violation of any law, rule or regulation of any jurisdiction outside of the United States and will not subject us or PRO Securities or the tØ Platform to regulation by any authority in any jurisdiction outside of the United States. We are also limiting purchasers of Series A Preferred to certain U.S. residents, entities and trusts. If we became subject to any law, rule or regulation of any jurisdiction outside of the United States, it could have a material adverse effect on the ability of PRO Securities to operate the tØ Platform and on the Series A Preferred, which would have a material adverse effect on the holders of the Series A Preferred.
Regulatory or factual developments may adversely affect the tØ Platform.
Neither PRO Securities nor tØ.com is registered as a transfer agent under the Exchange Act. If PRO Securities or tØ.com were required to register as a transfer agent, the process would be expensive and one or both entities might be unable to do so. Further, future regulatory developments could otherwise affect the tØ Platform or the ability of PRO Securities to operate the tØ Platform. To the extent that any current or future regulatory requirements adversely affect the ability of PRO Securities to operate the tØ Platform or its ability to utilize the Bitcoin blockchain, such regulatory requirements would have a material adverse effect on the holders of the Series A Preferred.
PRO Securities is involved in an ongoing dialog with regulatory authorities.
PRO Securities has been and remains involved in ongoing discussions with regulatory authorities about the operation of the PRO Securities ATS utilizing the tØ Platform and various matters relating to the regulated entities involved. While many of the discussions have been relatively informal, PRO Securities has also received and responded to written inquiries, and most recently received and responded to additional written inquiries from FINRA. While we consider these continuing inquiries to be ordinary course in light of the non-traditional nature of the registered alternative trading system operated by PRO Securities utilizing the tØ Platform, any failure of PRO Securities to satisfy FINRA or any other regulatory authority that PRO Securities is in compliance with all applicable rules and regulations could have a material adverse effect on the holders of the Series A Preferred.
Holders of Series A Preferred are at risk of fee and commission increases by Keystone.
At present the tØ Platform does not allow more than a single broker dealer to provide access to the system. The lack of an alternative broker dealer to provide access to the tØ Platform may subject customers to the risk of fee and commission increases by Keystone. Keystone has agreed to limits on the fees and commissions it will charge to customers who trade shares of the Series A Preferred; however, if PRO Securities and tØ.com agree to amend the relevant agreements to permit increases to those limits, or if such agreements or the provisions regarding such matters were ineffective for any reason, it could have a material adverse effect on holders of the Series A Preferred.
We have the right to convert the outstanding shares of Series A Preferred into shares of Series B Preferred at any time, even if the Series B Preferred is trading for substantially less than the Series A Preferred.
We have the right to cause the conversion of all outstanding shares of Series A Preferred into shares of Series B Preferred at any time. If we were to do so at a time when the Series B Preferred were trading at a price lower than the trading price of the Series A Preferred, holders of Series A Preferred would likely experience an immediate and potentially material decrease in the market value of the Series A Preferred they hold and of the Series B Preferred they would receive upon the conversion. Investors should not purchase shares of Series A Preferred unless they are willing to hold shares of Series B Preferred in lieu of shares of Series A Preferred.
The terms of the Series B Preferred could be amended after the issuance of the Series B Preferred without the consent of the holders of the Series A Preferred.
The terms of the Series B Preferred may be amended at any time without the consent of the holders of the Series A Preferred. Nevertheless, we will have the right to cause the conversion of all outstanding shares of Series A Preferred into shares of Series B Preferred at any time. Consequently, holders of Series A Preferred are subject to the risk that their shares could be converted into shares of Series B Preferred having terms different from those of the Series B Preferred at the date of its issuance or at the date of a holder's acquisition of Series A Preferred. Any such amendment of the Series B Preferred could have a material adverse effect on holders of Series A Preferred.
The restrictions on the tax reporting of holder’s cost basis in shares of Series A Preferred will not allow normal tax planning in the sale of shares of Series A Preferred, and may result in disadvantageous tax consequences to a seller of Series A Preferred.
Taxpayers must report gains and losses on sales of securities, and related cost basis information when they file their income tax returns. Brokers, including Keystone, also have a requirement to report sales information to the IRS. Holders of most securities typically can elect one of several methods permitted by the IRS for their reporting of their cost basis in securities. However, only one method of cost basis reporting (the first-in, first-out, or FIFO, method) is available for the Series A Preferred. Sellers of Series A Preferred will not be able to elect any method other than FIFO to report their sales information to the IRS. As a result, sellers of Series A Preferred may be required to pay more tax on their sales or to pay taxes earlier than might have been required if other methods of cost basis reporting had been available, which could have a material adverse effect on the holders of Series A Preferred.
Additional Risks Related to our Series A Preferred Stock and our Series B Preferred Stock

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
We do not expect there to be any market makers to develop a trading market in the Series A Preferred, and there is only one market maker in the Series B Preferred.
Most securities that are publicly traded in the United States have one or more broker dealers acting as “market makers” for the security. A market maker is a firm that stands ready to buy and sell the security on a regular and continuous basis at publicly quoted prices. Currently, to our knowledge, there is only one market maker in the Series B Preferred. Further, we do not believe that the Series A Preferred will ever have any market makers. We expect the lack of market makers to contribute to a lack of liquidity in the Series A Preferred and in the Series B Preferred, which could have a material adverse effect on holders’ ability to trade either of them.
Rule 144 will not be available for resales of “restricted shares” of Series A Preferred, and Rule 144 volume limitations on resales of Series B Preferred would be very low.
Persons, including non-affiliates of a public company such as the Company, who acquire shares directly or indirectly from the public company, or from an affiliate of the public company, in a transaction or chain of transactions not involving any public offering, acquire “restricted shares” for purposes of Rule 144. Although Rule 144 permits public sales of “restricted shares” subject to certain conditions, we do not expect Rule 144 ever to be available for any sales of Series A Preferred. Because all of the shares of Series A Preferred and Series B Preferred were issued in a registered public offering, and because we expect to register the resale of shares of Series A Preferred and Series B Preferred by our affiliates, we do not anticipate that any outstanding shares of Series A Preferred or Series B Preferred will be “restricted” for purposes of Rule 144. However, any person who acquires any shares of Series A Preferred or Series B Preferred in any manner described in the definition of “restricted securities” in Rule 144, will acquire “restricted” shares. We do not expect Rule 144 ever to be available for public resales of any shares of Series A Preferred, and the sale of any such shares may be difficult or impossible. Further, because of the limited number of shares of Series B Preferred outstanding, sales of Series B Preferred under Rule 144 may also be severely limited.
We will have an economic incentive to repurchase Series A Preferred and Series B Preferred at prices below the redemption price, and our doing so could cause the trading prices of Series A Preferred and Series B Preferred, as applicable, to decrease further.
We do not currently intend to repurchase any of the Series A Preferred or Series B Preferred. However, we could do so, subject to applicable laws and regulations regarding issuer repurchases of their capital stock. If we repurchase any shares, we would do so only at prices lower than the prices at which we might be entitled to redeem the shares. Because our right to redeem the Series A Preferred and the Series B Preferred will be at prices that will vary with the price of our common stock as well as the prices of the Series A Preferred and the Series B Preferred, respectively, and in any case would be no less than the Subscription Price, we will have an economic incentive to repurchase the shares at their trading prices from time to time if those prices are lower than the prices at which we would be entitled to redeem the shares. If we repurchase (or redeem) shares of either Series A Preferred or Series B Preferred, the trading market for the shares would become less liquid, which could cause the trading prices to decrease further, giving us an economic incentive to repurchase additional shares. The occurrence of the foregoing could have a material adverse effect on holders of Series A Preferred, the holders of Series B Preferred, or both.
A share of Series A Preferred and/or Series B Preferred may have a substantially lower market value than a share of our common stock.
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
Holders of Series A Preferred and/or Series B Preferred have no rights with respect to our common stock, but they may be adversely affected by certain events or changes made with respect to our common stock.
Holders of our Series A Preferred and our Series B Preferred have no rights with respect to our common stock, and no right to convert their Series A Preferred or Series B Preferred into shares of common stock or to exchange their Series A Preferred or Series B Preferred for shares of common stock, except that such holders have the right to vote with the common stock (together with the holders of the other series of Preferred Stock) on any matter submitted to a vote of the holders of the common stock, the right to receive payments upon liquidation with the holders of the common stock (together with the holders of the other series of Preferred Stock) and the right to receive dividends (together with the holders of the other series of Preferred Stock) in preference to the holders of the common stock and to participate in cash dividends, if any, paid on the common stock. Holders of Preferred Stock do not have other rights of the holders of the common stock, including the right to respond to common stock tender offers, if any, and their investment in the Series A Preferred and/or the Series B Preferred may be materially negatively affected by any such event. Holders’ lack of any such rights, or the occurrence of any such event, could have a material adverse effect on holders of Series A Preferred and holders of Series B Preferred.
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
Voting rights of holders of Preferred Stock generally will be limited to voting together with the holders of the common stock as a single class. Neither the holders of the Series A Preferred nor the holders of the Series B Preferred have any right by themselves, either together or as separate classes, to elect any members of our board of directors. As of March 31, 2017, the 695,898 shares of Preferred Stock outstanding represented approximately 2.7% of the combined voting power of the Series A Preferred, the Series B Preferred and the common stock, voting together as a single class. If an amendment requiring stockholder approval is proposed to our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws, the holders of the Series A Preferred and the holders of the Series B Preferred will vote together with the holders of the common stock as a single class, but neither the holders of the Series A Preferred nor the holders of the Series B Preferred will be entitled to a class vote on the amendment, unless the proposed amendment would adversely affect the special rights, preferences, privileges and voting powers of the Series A Preferred or Series B Preferred, respectively. Holders’ limited voting rights and any of the foregoing events could have a material adverse effect on holders of Series A Preferred and holders of Series B.
The Series A Preferred and the Series B Preferred rank junior to all of our and our subsidiaries’ liabilities, as well as the capital stock of our subsidiaries held by third parties, in the event of a bankruptcy, liquidation or winding up of our or our subsidiaries’ business.
In the event of our bankruptcy, liquidation or winding up, our assets will be available to make payments to holders of Series A Preferred and to holders of Series B Preferred only after all of our liabilities have been paid, and neither the Series A Preferred nor the Series B Preferred will have any preference over the common stock in the event of our bankruptcy, liquidation or winding up. In addition, the Series A Preferred and Series B Preferred will rank structurally junior to all existing and future liabilities of our subsidiaries, as well as the capital stock of our subsidiaries held by third parties, including employees holding shares of our majority-owned subsidiary tØ.com and employees holding shares of any other direct or indirect subsidiary of ours, whether now existing or created in the future. Any bankruptcy, liquidation or winding up of the Company or any of its wholly or partially owned subsidiaries would have a material adverse effect on holders of Series A Preferred and holders of Series B Preferred.
Our obligation to pay dividends on the Series A Preferred or on the Series B Preferred is limited, and our ability to pay dividends on the Series A Preferred and on the Series B Preferred may be limited.

Our obligation to pay preferential dividends on the Series A Preferred and the Series B Preferred is subject to our board of directors declaring such dividend payments. Further, although we will be contractually restricted from paying a dividend on the common stock unless we have paid preferential cumulative 1.0% annual dividends on the Series A Preferred and the Series B Preferred, we have never paid a dividend on the common stock and we have no current intent to do so. Consequently, our failure to pay preferential dividends on the Series A Preferred and on the Series B Preferred might have no legal effect on us at all, although it could adversely affect the trading prices of the Series A Preferred and of the Series B Preferred. Further, our payment of any dividends will be subject to contractual and legal restrictions and other factors the board deems relevant. Our current credit agreement contains financial covenants that could limit our ability to pay dividends. The calculations that go into the financial covenants cannot necessarily be estimated in advance, and we may not be able to pay dividends on the Series A Preferred, the Series B Preferred or both without violating our current credit agreement. Further, we may elect not to pay dividends on the Series A Preferred, the Series B Preferred or both rather than limiting other proposed expenditures, including expenditures that may not be contractually required, to avoid violating, or minimize the risk of violating, our current credit agreement. Moreover, agreements governing any future indebtedness of ours may further limit our ability to pay dividends on our capital stock, including the Series A Preferred and the Series B Preferred. In addition, our ability to pay dividends is limited by applicable law. Any of the foregoing could have a material adverse effect on the holders of the Series A Preferred and the holders of the Series B Preferred.
Purchasers of the Series A Preferred and of the Series B Preferred may be adversely affected by our issuance of any subsequent series of preferred stock.
Neither the terms of the Series A Preferred nor the terms of the Series B Preferred restrict our ability to issue one or more additional new series of preferred stock, any or all of which may rank equally with or have preferences over the Series A Preferred and the Series B Preferred as to dividend payments, voting rights, rights upon liquidation or other types of rights. We will have no obligation to consider the specific interests of the holders of Series A Preferred or the specific interests of the holders of Series B Preferred in creating any such new series of preferred stock or engaging in any such offering or transaction. Our creation of any such new series of preferred stock or our engaging in any such offering or transaction could have a material adverse effect on the holders of Series A Preferred and the holders of Series B Preferred.
It is uncertain whether the IRS will treat the Series A Preferred and Series B Preferred as common stock or preferred stock for U.S. federal income tax purposes.
We intend to treat the Series A Preferred and Series B Preferred as common stock for U.S. federal income tax purposes. Nevertheless, it is unclear whether the IRS will treat the Series A Preferred and Series B Preferred as common stock for U.S. federal income tax purposes. If the IRS were not to treat either the Series A Preferred or the Series B Preferred as common stock for U.S. federal income tax purposes, it could have a material adverse effect on the holders of Series A Preferred and the holders of Series B Preferred.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of equity securities

The following table sets forth all purchases made by us or on our behalf or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock made during each month within the first quarter of 2017, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2017 to January 31, 2017	604,229	$16.55	604,229	$15,000,000
February 1, 2017 to February 28, 2017	—	—	—	—
March 1, 2017 to March 31, 2017	—	—	—	—
Total	604,229		604,229	$15,000,000

Limitations upon the payment of dividends

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

In December 2016, we issued a total of 695,898 shares of our preferred stock (the “Preferred Stock”). The Preferred Stock ranks senior to our common stock with respect to dividends. Holders of the Preferred Stock are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our board of directors. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
	*3.1	Amended and Restated Bylaws.
4.1
Registration Rights Agreement dated December 15, 2016 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and as representative of each of the Participating Affiliates (as defined therein) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 15, 2016 (File No. 000-49799)).

	*4.2	Amendment No. 1 to Registration Rights Agreement effective March 10, 2017 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and in his representative capacity.
4.3
First Amendment to Loan Agreement dated as of March 30, 2017 entered into by Overstock.com, Inc., O.com Land, LLC, U.S. Bank National Association and Compass Bank (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2017 (File No. 000-49799)).

(a)	Exhibits
4.4
Amended and Restated Revolving Note dated as of March 30, 2017 made by Overstock.com, Inc. to U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2017 (File No. 000-49799)).

4.5
Amended and Restated Revolving Note dated as of March 30, 2017 made by Overstock.com, Inc. to Compass Bank (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on April 4, 2017 (File No. 000-49799)).

4.6
Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated as of March 30, 2017 made by O.com Land, LLC to First American Title Insurance Company, as trustee, for the benefit of U.S. Bank National Association, as Administrative Bank for the Banks identified in the Loan Agreement described therein (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on April 4, 2017 (File No. 000‑49799)).

10.1
First Amendment to Loan Agreement dated as of March 30, 2017 entered into by Overstock.com, Inc., O.com Land, LLC, U.S. Bank National Association and Compass Bank (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2017 (File No. 000-49799)).

10.2
Amended and Restated Revolving Note dated as of March 30, 2017 made by Overstock.com, Inc. to U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2017 (File No. 000-49799)).

10.3
Amended and Restated Revolving Note dated as of March 30, 2017 made by Overstock.com, Inc. to Compass Bank (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on April 4, 2017 (File No. 000-49799)).

10.4
Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated as of March 30, 2017 made by O.com Land, LLC to First American Title Insurance Company, as trustee, for the benefit of U.S. Bank National Association, as Administrative Bank for the Banks identified in the Loan Agreement described therein (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on April 4, 2017 (File No. 000‑49799)).

10.5
Description of Overstock.com, Inc.’s oral agreement on January 27, 2017 to purchase 604,229 shares of its common stock from one or more subsidiaries of Fairfax Financial Holdings Limited at $16.55 per share, for an aggregate purchase price of $10 million (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2017 (File No. 000-49799)).

10.6
O.com Land, LLC Term Note payable to the order of U.S. Bank National Association, dated January 1, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2017 (File No. 000-49799)).

10.7
O.com Land, LLC Term Note payable to the order of Compass Bank, dated January 1, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2017 (File No. 000-49799)).

	*31.1	Exhibit 31.1 Certification of Chief Executive Officer
	*31.2	Exhibit 31.2 Certification of Chief Financial Officer
	*32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	*32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
101
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

______________________________________
* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 4, 2017	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management (Principal Financial Officer and Principal Accounting Officer)