Form 10-Q
period 2017-06-30
OVERSTOCK.COM, INC
filed 2017-08-03
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 25,000,327 shares of the Registrant's common stock, par value $0.0001, outstanding on July 31, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$103,952	$183,098
Restricted cash	543	430
Accounts receivable, net	20,751	28,142
Inventories, net	15,152	18,937
Prepaid inventories, net	1,215	2,112
Prepaids and other current assets	20,089	11,654
Total current assets	161,702	244,373
Fixed assets, net	134,563	134,552
Precious metals	9,946	9,946
Deferred tax assets, net	68,396	56,266
Intangible assets, net	9,171	10,913
Goodwill	14,698	14,698
Other long-term assets, net	14,399	14,328
Total assets	$412,875	$485,076
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,736	$106,337
Accrued liabilities	72,296	96,216
Deferred revenue	39,137	41,780
Finance obligations, current	3,297	3,256
Other current liabilities, net	1,548	1,627
Total current liabilities	192,014	249,216
Long-term debt, net	43,663	44,179
Finance obligations, non-current	10,168	11,831
Other long-term liabilities	7,099	6,890
Total liabilities	252,944	312,116
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A, issued and outstanding - 127	—	—
Series B, issued and outstanding - 569	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 28,131 and 27,895
Outstanding shares - 25,000 and 25,432	3	3
Additional paid-in capital	385,987	383,348
Accumulated deficit	(157,926)	(153,898)
Accumulated other comprehensive loss	(1,472)	(1,540)
Treasury stock:
Shares at cost - 3,131 and 2,463	(63,672)	(52,587)
Equity attributable to stockholders of Overstock.com, Inc.	162,920	175,326
Equity attributable to noncontrolling interests	(2,989)	(2,366)
Total equity	159,931	172,960
Total liabilities and stockholders’ equity	$412,875	$485,076
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue, net
Direct	$22,099	$24,630	$44,927	$51,281
Partner and other	409,925	393,910	819,532	780,936
Total net revenue	432,024	418,540	864,459	832,217
Cost of goods sold
Direct(1)	21,147	23,098	42,110	48,504
Partner and other	326,706	319,120	651,271	630,084
Total cost of goods sold	347,853	342,218	693,381	678,588
Gross profit	84,171	76,322	171,078	153,629
Operating expenses:
Sales and marketing(1)	43,297	33,353	80,915	64,809
Technology(1)	28,244	25,800	57,236	51,510
General and administrative(1)	22,361	22,678	44,971	44,526
Litigation settlement	—	—	—	(19,520)
Total operating expenses	93,902	81,831	183,122	141,325
Operating income (loss)	(9,731)	(5,509)	(12,044)	12,304
Interest income	136	64	261	155
Interest expense	(716)	(5)	(1,426)	(7)
Other income (expense), net	593	3,992	(3,131)	8,148
Income (loss) before income taxes	(9,718)	(1,458)	(16,340)	20,600
Provision (benefit) for income taxes	(1,975)	(243)	(2,315)	8,721
Consolidated net income (loss)	$(7,743)	$(1,215)	$(14,025)	$11,879
Less: Net loss attributable to noncontrolling interests	(244)	(311)	(623)	(646)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(7,499)	$(904)	$(13,402)	$12,525
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.29)	$(0.04)	$(0.52)	$0.49
Weighted average common shares outstanding—basic	24,996	25,341	25,035	25,311
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$(0.29)	$(0.04)	$(0.52)	$0.49
Weighted average common shares outstanding—diluted	24,996	25,341	25,035	25,350
________________________________________

(1) Includes stock-based compensation as follows (Note 8):
Cost of goods sold — direct	$39	$80	$88	$131
Sales and marketing	113	83	209	132
Technology	150	238	310	405
General and administrative	743	1,346	1,378	2,047
Total	$1,045	$1,747	$1,985	$2,715
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Consolidated net income (loss)	$(7,743)	$(1,215)	$(14,025)	$11,879
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of benefit (expense) for taxes of $55, $349, $(40), and $1,064	(81)	(540)	68	(1,560)
Other comprehensive income (loss)	(81)	(540)	68	(1,560)
Comprehensive income (loss)	$(7,824)	$(1,755)	$(13,957)	$10,319
Less: Comprehensive loss attributable to noncontrolling interests	(244)	(311)	(623)	(646)
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$(7,580)	$(1,444)	$(13,334)	$10,965
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Six months ended June 30, 2017
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	27,895
Common stock issued upon vesting of restricted stock	198
Exercise of stock options	38
Balance at end of period	28,131

Number of treasury stock shares
Balance at beginning of period	2,463
Purchases of treasury stock	668
Balance at end of period	3,131
Total number of outstanding shares	25,000

Common stock	$3

Number of Series A preferred shares issued and outstanding
Balance at beginning of period	127
Series A preferred shares issued	—
Balance at end of period	127

Number of Series B preferred shares issued and outstanding
Balance at beginning of period	569
Series B preferred shares issued	—
Balance at end of period	569

Preferred stock	$—

Additional paid-in capital
Balance at beginning of period	$383,348
Stock-based compensation to employees and directors	1,985
Exercise of stock options	654
Balance at end of period	$385,987

Accumulated deficit
Balance at beginning of period	$(153,898)
Cumulative effect of change in accounting principle	9,374
Net loss attributable to stockholders of Overstock.com, Inc.	(13,402)
Balance at end of period	$(157,926)

Accumulated other comprehensive loss
Balance at beginning of period	$(1,540)
Net other comprehensive income	68
Balance at end of period	$(1,472)

Treasury stock
Balance at beginning of period	$(52,587)
Purchases of treasury stock	(11,085)
Balance at end of period	(63,672)
Total equity attributable to stockholders of Overstock.com, Inc.	$162,920

Equity attributable to noncontrolling interests
Balance at beginning of period	$(2,366)
Net loss attributable to noncontrolling interests	(623)
Total equity attributable to noncontrolling interests	$(2,989)

Total equity	$159,931
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,		Twelve months ended June 30,
	2017	2016	2017	2016
Cash flows from operating activities:
Consolidated net income (loss)	$(14,025)	$11,879	$(14,656)	$9,125
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of fixed assets	14,909	12,296	29,896	24,660
Amortization of intangible assets	1,891	2,222	3,637	3,741
Stock-based compensation to employees and directors	1,985	2,715	4,161	4,503
Deferred income taxes, net	(2,796)	7,368	(2,445)	5,548
Loss on investment in precious metals	—	—	(201)	1,131
Loss on investment in cryptocurrency	—	—	—	46
Impairment of cost method investment	4,500	—	7,350	—
Ineffective portion of loss on cash flow hedge	—	—	—	124
Termination costs of cryptobond financing	—	—	—	850
Other	65	(2)	423	25
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(188)	(27)	(161)	(27)
Accounts receivable, net	7,391	(1,169)	(1,446)	(826)
Inventories, net	3,785	2,524	2,366	10,010
Prepaid inventories, net	897	93	3	1,230
Prepaids and other current assets	(9,213)	(3,015)	(3,809)	994
Other long-term assets, net	(147)	(204)	(729)	(563)
Accounts payable	(30,601)	(46,297)	(3,127)	8,189
Accrued liabilities	(22,391)	(9,033)	3,578	7,413
Deferred revenue	(2,643)	(6,874)	(4,933)	(1,770)
Other long-term liabilities	136	542	194	998
Net cash (used in) provided by operating activities	(46,445)	(26,982)	20,101	75,401
Cash flows from investing activities:
Proceeds from sale of precious metals	—	—	1,610	—
Investment in precious metals	—	—	(1,633)	—
Disbursement of note receivable	(250)	(3,050)	(868)	(8,050)
Cost method investments	(1,188)	(4,000)	(1,938)	(4,000)
Equity method investment	(2,000)	—	(2,000)	38
Acquisitions of businesses, net of cash acquired	—	1,220	28	(9,381)
Expenditures for fixed assets, including internal-use software and website development	(16,450)	(42,848)	(45,883)	(83,322)
Other	(115)	30	(118)	(91)
Net cash used in investing activities	(20,003)	(48,648)	(50,802)	(104,806)
Cash flows from financing activities:
Paydown on direct financing arrangement	—	(54)	—	(212)
Payments on finance obligations	(1,622)	(797)	(2,731)	(901)
Payments on interest swap	—	(339)	(224)	(396)
Proceeds from finance obligations	—	6,074	5,325	11,772
Proceeds from short-term debt	—	—	—	5,000
Payments on short-term debt	—	—	—	(750)
Proceeds from long-term debt	—	23,652	12,621	33,140
Payments on long-term debt	(469)	—	(469)	—
Change in restricted cash	75	—	75	75
Proceeds from exercise of stock options	654	—	1,473	—
Proceeds from rights offering, net of offering costs	—	—	7,591	—
Purchase of treasury stock	(11,085)	(602)	(11,323)	(607)
Payment of debt issuance costs	(251)	—	(251)	(621)
Net cash (used in) provided by financing activities	(12,698)	27,934	12,087	46,500
Net (decrease) increase in cash and cash equivalents	(79,146)	(47,696)	(18,614)	17,095
Cash and cash equivalents, beginning of period	183,098	170,262	122,566	105,471
Cash and cash equivalents, end of period	$103,952	$122,566	$103,952	$122,566

Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Six months ended June 30,		Twelve months ended June 30,
	2017	2016	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid (net of amounts capitalized)	$1,308	$339	$2,238	$538
Taxes paid	183	544	977	617
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$690	$8,283	$690	$8,283
Capitalized interest cost	—	78	27	157
Acquisition of businesses through stock issuance	—	—	—	18,149
Change in value of cash flow hedge	(100)	2,286	(3,044)	3,348
Note receivable converted to cost method investment	869	—	3,719	—

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its majority-owned subsidiaries, unless the context indicates otherwise.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, investment valuation, receivables valuation, valuation of derivative financial instruments, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, intangible asset valuation, cost method and equity method investment valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities and contingencies. Actual results could differ materially from these estimates.

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $40.3 million and $75.2 million at June 30, 2017 and December 31, 2016, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of June 30, 2017 and December 31, 2016 as indicated (in thousands):

p	Fair Value Measurements at June 30, 2017:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$40,322	$40,322	$—	$—
Trading securities held in a "rabbi trust" (1)	66	66	—	—
Total assets	$40,388	$40,388	$—	$—
Liabilities:
Derivatives (2)	$1,696	$—	$1,696	$—
Deferred compensation accrual "rabbi trust" (3)	68	68	—	—
Total liabilities	$1,764	$68	$1,696	$—

	Fair Value Measurements at December 31, 2016:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$75,177	$75,177	$—	$—
Trading securities held in a "rabbi trust" (1)	58	58	—	—
Total assets	$75,235	$75,235	$—	$—
Liabilities:
Derivatives (2)	$1,816	$—	$1,816	$—
Deferred compensation accrual "rabbi trust" (3)	61	61	—	—
Total liabilities	$1,877	$61	$1,816	$—

 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Derivative financial instruments are included in Other current liabilities, net and Other long-term liabilities in the consolidated balance sheets.

(3)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

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

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We maintain an allowance for doubtful accounts receivable based upon our business customers' financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.1 million and $2.0 million at June 30, 2017 and December 31, 2016, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At June 30, 2017 and December 31, 2016, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and receivables. We invest our cash primarily in money market securities which are uninsured.

Valuation of inventories

Inventories, consisting of merchandise purchased for resale, are accounted for using a standard costing system which approximates the first-in-first-out ("FIFO") method of accounting, and are valued at the lower of cost and net realizable value. We write down our inventory for damage or estimated obsolescence and to lower of cost and net realizable value based upon assumptions about future demand market conditions and fulfillment costs. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. Reversal of the allowance is recognized only when the related inventory has been sold or scrapped.

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

During the three months ended June 30, 2017 and 2016, we capitalized $2.4 million and $5.4 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $4.1 million and $3.8 million, respectively. During the six months ended June 30, 2017 and 2016, we capitalized $5.9 million and $10.1 million, respectively, of such costs and had amortization of $8.3 million and $7.6 million for those respective periods.

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cost of goods sold - direct	$75	$82	$158	$159
Technology	6,177	5,882	12,862	11,802
General and administrative	959	143	1,889	335
Total depreciation, including internal-use software and website development	$7,211	$6,107	$14,909	$12,296

Total accumulated depreciation of fixed assets was $194.7 million and $180.3 million at June 30, 2017 and December 31, 2016, respectively.

Upon sale or retirement of assets, cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the consolidated statements of operations.

Fixed assets included assets under capital leases and finance obligations of $21.5 million and $21.5 million, at June 30, 2017 and December 31, 2016, respectively. Accumulated depreciation related to assets under capital leases and finance obligations was $11.1 million and $8.7 million, at June 30, 2017 and December 31, 2016, respectively.

Depreciation expense of assets recorded under capital leases was $1.1 million and $727,000 for the three months ended June 30, 2017 and 2016, respectively, and $2.4 million and $1.4 million, for the six months ended June 30, 2017 and 2016, respectively.

Cost method investments

At June 30, 2017, we held minority interests (less than 20%) in eight privately held entities, which include PeerNova, Bitt, Factom, Ripio, SettleMint, IdentityMind, MarkaVIP, and View Inc. The total aggregate amount of these investments (excluding any adjustments for impairment) was approximately $16.7 million. Based on the nature of one of our investments, we have a variable interest. However, because we do not have power to direct the investee's activities and we are not the investee's primary beneficiary, we therefore do not consolidate the investee in our financial statements.

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

At June 30, 2017, the carrying amount of our cost method investments was approximately $9.3 million. We recognized a $2.9 million impairment loss on one of these investments during 2016, which consisted of the entire carrying amount of the investment. We recognized a $4.5 million impairment loss on another one of these investments during the six months ended June 30, 2017. These impairment losses were recorded in Other income (expense), net on the consolidated statements of operations.

Equity method investments

In June 2017, we acquired a minority interest in Spera, Inc, a private held entity, which gives us the ability to exercise significant influence, but not control, over the investee. The purchase price for the investment was $2.0 million and is accounted for as an equity method investment included in Other long-term assets, net in our consolidated balance sheets. When we record our proportionate share of net income, it increases income (or decreases loss) in our consolidated statements of operations and our carrying value in that investment. Conversely, when we record our proportionate share of a net loss, it decreases income (or increases loss) in our consolidated statements of operations and our carrying value in that investment.

At June 30, 2017, the difference between the carrying value of this investment and the amount of underlying equity in net assets of the investee is not significant. Our proportionate share of the net income or loss of our equity method investee for the three months ended June 30, 2017 is not significant.

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

Precious metals

Our precious metals consisted of $5.9 million in gold and $4.0 million in silver at June 30, 2017 and December 31, 2016. We store our precious metals at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as an investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income (expense), net in our consolidated statements of operations. There were no recorded gains or losses on investments in precious metals for the six months ended June 30, 2017 and 2016.

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

In accordance with this guidance, we test for impairment of goodwill annually or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the six months ended June 30, 2017 or the year ended December 31, 2016.

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

Intangible assets, net consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Acquired intangible assets	$16,000	$16,000
Intangible assets, other (1)	1,506	1,356
	17,506	17,356
Less: accumulated amortization of intangible assets	(8,335)	(6,443)
Total intangible assets, net	$9,171	$10,913
___________________________________________

(1)	— At June 30, 2017, the weighted average remaining useful life for intangible assets, other, excluding fully amortized intangible assets, was 3.38 years.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Technology	$905	$726	$1,810	$1,452
Sales and marketing	20	354	40	704
General and administrative	21	44	41	66
Total amortization	$946	$1,124	$1,891	$2,222

Estimated amortization expense for the next five years is: $1.9 million for the remainder of 2017, $2.8 million in 2018, $2.0 million in 2019, $1.3 million in 2020, and $900,000 in 2021 thereafter.

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the six months ended June 30, 2017 or the year ended December 31, 2016.

Other long-term assets, net

Other long-term assets, net consist primarily of cost and equity method investments (see Cost method investments and Equity method investments above) and related convertible notes and long-term prepaid expenses.

Derivative financial instruments

In 2014, we entered into a loan agreement in connection with the construction of our new corporate headquarters. We began borrowing under the facility in October 2015. Because amounts borrowed on the loan carry a variable LIBOR-based interest rate, we are affected by changes in certain market conditions. These changes in market conditions may adversely impact our financial performance, and as such, we use derivatives as a risk management tool to mitigate the potential impact of these changes. We do not enter into derivatives for speculative or trading purposes. The primary market risk we manage through the use of derivative instruments is interest rate risk on the amounts we have borrowed under the loan agreement relating to our new headquarters. To manage that risk, we use interest rate swap agreements. An interest rate swap agreement is a contract between two parties to exchange cash flows based on underlying notional amounts and indices. Our interest rate swaps entitle us to pay amounts based on a fixed rate in exchange for receipt of amounts based on variable rates over the term of the related loan agreement. The notional amounts under our hedges were $45.3 million and $45.8 million at June 30, 2017 and December 31, 2016, respectively.

Our derivatives are carried at fair value in our consolidated balance sheets in Other current liabilities, net and Other long-term liabilities on a gross basis. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments under GAAP. Our derivatives have been designated and qualify as cash flow hedges. We formally designated and documented, at inception, the financial instruments as hedges of specific underlying exposures, the risk management objectives, and the strategy for undertaking the hedging transactions. In addition, we formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in the cash flows of the related underlying exposures. To the extent that the hedges are effective, the changes in fair values of our cash flow hedges are recorded in Accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders' equity. Any ineffective portion is immediately recognized into earnings. The variable-rate interest on the borrowing for our new corporate headquarters was capitalized during the construction period. The amounts in Accumulated other comprehensive income (loss) related to the cash flow hedge of the variability of the interest that was capitalized is reclassified into earnings over the depreciable life of the asset. During the six months ended June 30, 2017, the amount of gains or losses in accumulated other comprehensive income (loss) that has been reclassified into earnings was not material and the amounts at June 30, 2017 that we will reclassify into earnings within the next 12 months is not expected to be material.

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

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the period indicated (in thousands):

Cash flow hedges	Amount of gain (loss) recognized in OCI on derivative (effective portion) net of tax	Location of gain (loss) reclassified from Accumulated OCI into operations (effective portion)	Amount of gain (loss) reclassified from Accumulated OCI into operations (effective portion)	Location of gain (loss) recognized in operations on derivative (ineffective portion)	Amount of gain (loss) recognized in operations on derivative (ineffective portion)
Three months ended June 30, 2017
Interest rate swap	$(81)	Interest expense	$4	Other income (expense)	$—
Three months ended June 30, 2016
Interest rate swap	$(540)	Interest expense	$—	Other income (expense)	$—
Six months ended June 30, 2017
Interest rate swap	$68	Interest expense	$8	Other income (expense)	$—
Six months ended June 30, 2016
Interest rate swap	$(1,560)	Interest expense	$—	Other income (expense)	$—

The following table provides the outstanding notional balances and fair values of derivative financial instruments that were designated as accounting hedges outstanding positions for the dates indicated, and recorded gains (losses) during the periods indicated (in thousands):

Cash flow hedges	Location in balance sheet	Expiration date	Outstanding notional	Fair value	Beginning gains (losses)	Gains (losses) recorded during period (1)	Ending gains (losses)
Three months ended June 30, 2017
Interest rate swap	Current and Other long-term liabilities	2023	$45,292	$(1,696)	$(1,570)	$(126)	$(1,696)
Three months ended June 30, 2016
Interest rate swap	Current and Other long-term liabilities	2023	$39,433	$(4,683)	$(3,991)	$(692)	$(4,683)
Six months ended June 30, 2017
Interest rate swap	Current and Other long-term liabilities	2023	$45,292	$(1,696)	$(1,816)	$120	$(1,696)
Six months ended June 30, 2016
Interest rate swap	Current and Other long-term liabilities	2023	$39,433	$(4,683)	$(2,397)	$(2,286)	$(4,683)
___________________________________________

(1)	— Gains (losses) recorded during the period are presented gross of the related tax impact.

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

Earned Club O Reward dollars may be redeemed on future purchases made through our Website. We recognize revenue for Club O Reward dollars when customers redeem their reward dollars as part of a purchase on our Website. We account for these transactions as multiple element arrangements and allocate revenue to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned. Club O Gold membership reward dollars expire 90 days after the customer's Club O Gold membership expires. When Club O Reward dollars expire, we recognize reward dollar breakage as Other income (expense), net in our consolidated statements of operations.

Beginning in 2015, we enrolled a significant number of members in Club O Silver, a newly introduced Club O membership tier for customers who agree to receive promotional emails. Club O Silver members earned Club O Rewards on qualifying purchases that expired after 90 days from a qualifying purchase. We discontinued Club O Silver in October 2016, and as a result we do not expect further Club O Silver rewards breakage in the future.

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

 We periodically enter into agreements with other parties to market ancillary products or services on our Website. As a result of those agreements, we sometimes receive payments in advance of performing our obligations under those agreements. Such payments received before we perform our obligations are initially recorded as deferred revenue and then recognized over our service period.

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

The allowance for returns was $13.6 million and $18.2 million at June 30, 2017 and December 31, 2016, respectively.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $328,000 and $431,000 at June 30, 2017 and December 31, 2016, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Total revenue, net	$432,024	100%	$418,540	100%	$864,459	100%	$832,217	100%
Cost of goods sold
Product costs and other cost of goods sold	329,346	76%	324,128	77%	656,150	76%	642,203	77%
Fulfillment and related costs	18,507	4%	18,090	4%	37,231	4%	36,385	4%
Total cost of goods sold	347,853	81%	342,218	82%	693,381	80%	678,588	82%
Gross profit	$84,171	19%	$76,322	18%	$171,078	20%	$153,629	18%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $39.5 million and $30.3 million during the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, advertising expenses totaled $73.3 million and $59.1 million, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $1.1 million and $843,000 at June 30, 2017 and December 31, 2016, respectively.

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

We are responsible for estimating our liability for unpaid costs of insured events that have occurred, which includes known cases on a case-by-case basis, and also for events that have occurred, but have not yet been reported. As of June 30, 2017, we have recorded an accrued liability of approximately $1.4 million. Actual claims may differ from the estimate and any difference could be significant. This accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

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

We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We consider, among other things, our recent financial and operating results, along with our forecasted growth rates, projected future taxable income, and prudent and feasible tax planning strategies. We perform sensitivity analyses to address how potential changes in significant assumptions would impact our ability to generate the minimum amount of taxable income required. We give the most weight to objective evidence related to our more recent financial results. Based upon the level of historical taxable income and projections for future taxable income, and planned tax strategies over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of the deduction differences, net of recorded valuation allowances. During the three months ended June 30, 2017, our estimates of future apportioned taxable income during the carryforward period were reduced, primarily due to slowing of our overall revenue growth coupled with an increase of sales and marketing expenses as a percentage of revenue. Based on the weight of all positive and negative evidence, we concluded that it was not more likely than not that we would realize the benefits of certain state tax credits, and we established a valuation allowance of $2.3 million for these state tax credits as of June 30, 2017. We will continue to monitor the need for a valuation allowance against our remaining federal and state deferred tax assets on a quarterly basis.

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

Net income (loss) per share

In 2016, we issued shares of our Blockchain Voting Series A Preferred Stock and our Voting Series B Preferred Stock (collectively the "preferred shares"). These shares are considered participating securities, and as a result, net income (loss) per share is calculated using the two-class method. Under this method, we give effect to preferred dividends and then allocate remaining net income (loss) attributable to our stockholders to both common shares and participating securities (based on the percentages outstanding) in determining net income (loss) per common share.

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shares (after allocating between common shares and participating securities) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shares (after allocating between common shares and participating securities) by the weighted average number of common and potential common shares outstanding during the period (after allocating total dilutive shares between our common shares outstanding and our preferred shares outstanding). Potential common shares, comprising incremental common shares issuable upon the exercise of stock options and restricted stock awards are included in the calculation of diluted net income (loss) per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(7,499)	$(904)	$(13,402)	$12,525
Less: Preferred stock dividends - accumulated	27	—	55	—
Undistributed income (loss)	(7,526)	(904)	$(13,457)	12,525
Less: Undistributed loss allocated to participating securities	(204)	—	(364)	—
Net income (loss) attributable to common shares	$(7,322)	$(904)	$(13,093)	$12,525
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.29)	$(0.04)	$(0.52)	$0.49
Weighted average common shares outstanding—basic	24,996	25,341	25,035	25,311
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	39
Weighted average common shares outstanding—diluted	24,996	25,341	25,035	25,350
Net income (loss) attributable to common shares—diluted	$(0.29)	$(0.04)	$(0.52)	$0.49

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock options and restricted stock units	103	890	151	645

Stock repurchase program

On May 5, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase shares of our outstanding common stock for up to $25 million at any time through December 31, 2017. In January 2017, we repurchased approximately 604,000 shares of our common stock for an aggregate purchase price of $10 million under the stock repurchase plan. All common shares repurchased were recognized as treasury stock.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We implemented the provisions of ASU 2016-09 on January 1, 2017 on a modified retrospective basis. We recognized $9.4 million of additional deferred tax assets related to excess tax benefits through a cumulative effect adjustment in retained earnings as of January 1, 2017. We will recognize future excess tax benefits or tax deficiencies related to the vesting of stock-based compensation awards as income tax benefit or income tax expense. This is likely to cause volatility in our effective tax rate and income tax expense. As part of our implementation of this standard, we also made a policy election to recognize forfeitures as they occur under a modified retrospective approach which did not have a significant impact on our results of operations or cash flows. Our adoption of the other provisions of this standard, which will be applied prospectively, did not have a significant impact on our results of operations or cash flows.

Recently issued accounting standards not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2018. Early adoption is permitted. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations. This ASU clarifies the implementation guidance for principal versus agent considerations in ASU No. 2014-09 and provides indicators that assist in the assessment of control. ASU No. 2016-08 is also effective for us on January 1, 2018. In 2016, the FASB issued additional implementation guidance for the new revenue recognition standards. These standards permit the use of either the retrospective or cumulative effect transition method. We are continuing to evaluate the impact of this ASU on the specific areas that apply to the Company and their potential impact to our processes, accounting, financial reporting, disclosures, and controls. We have not yet selected a transition method nor have we completed our assessment of the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. At this stage in our assessment, the expected financial statement impact of new accounting standards cannot be reasonably estimated. We expect expanding revenue disclosures in our periodic filings as a result of adopting ASU No. 2014-09. We have identified gross versus net revenue recognition (principal versus agent considerations) as a potentially significant issue in our analysis. We generate substantially all of our net revenues in our retail partner business, in which we sell merchandise from manufacturers, distributors and other suppliers primarily through our Website. Under current FASB standards, we recognize revenue from the majority of these sales transactions on a gross basis. If our adoption of the new standards requires us to recognize net, rather than gross, revenue from the same types of sales for which we currently recognize gross revenue, our future revenue would be substantially lower than it would be under the current standards. We have further identified the timing of revenue recognition (FOB shipping point versus FOB destination) and the allocation of performance obligation related to the loyalty program (standalone selling price consideration) as potentially significant issues in our analysis, which are not expected to change the total amount of revenue recognized, but would accelerate the timing of when revenue is recognized.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in practice. The new standard becomes effective for us on January 1, 2018. The standard requires entities to apply this standard using the retrospective transition method to each period presented. The adoption of this standard will require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling beginning-of-period and end-of-

period total amounts shown in the statement of cash flows, rather than as currently presented within the operating activities and financing activities in the statement of cash flows. We do not expect that ASU No. 2016-18 will have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update), which provides the SEC staff view that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. We do not expect that ASU No. 2017-03 will have a material impact on our consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Essentially, an entity will not have to account for the effects of a modification if: (1) The fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The new standard becomes effective for us on January 1, 2018. We do not expect that ASU No. 2017-09 will have a material impact on our financial statements and related disclosures.

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

This acquisition closed in two parts. The Cirrus Technologies acquisition closed in Q3 2015 and the membership interests in SpeedRoute and Pro Securities closed in Q1 2016 after receiving approval from FINRA. The total gross purchase price of this acquisition was $29.7 million, consisting of approximately $11.6 million in cash (which excludes $2.2 million in cash acquired, primarily during Q1 2016) and 908,364 shares of Overstock's common stock valued at approximately $18.1 million. The proceeds for the acquisition were financed by tØ.com through a note payable to Overstock that bears interest that approximates the Federal Funds Rate. The total purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition dates, with amounts exceeding fair value recorded as goodwill. We did not record significant deferred taxes related to the acquisition. The goodwill of the acquired business is deductible for tax purposes.

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
$27,502

The following table details the identifiable intangible assets acquired at their fair value and useful lives as of June 30, 2017 (amounts in thousands):

Intangible Assets	Fair Value	Weighted Average Useful Life (years)
Technology and developed software	$13,600	3.71
Customer relationships	1,900	—
Trade names	300	6.85
Other	200
Total acquired intangible assets at the acquisition dates	16,000
Less: accumulated amortization of acquired intangible assets	(7,234)
Total acquired intangible assets, net	$8,766

The expense for amortizing acquired intangible assets in connection with this acquisition was $924,000 and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $1.8 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.

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

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued marketing expenses	$19,234	$26,358
Allowance for returns	13,557	18,176
Accrued compensation and other related costs	9,934	8,903
Accounts payable accruals	9,720	17,229
Accrued loss contingencies	9,497	9,173
Accrued freight	5,374	10,062
Other accrued expenses	4,980	6,315
Total accrued liabilities	$72,296	$96,216

5. BORROWINGS

U.S. Bank term loan and revolving loan agreement

We are party to a loan agreement (as amended through March 30, 2017, the "Agreement") dated October 24, 2014 with U.S. Bank National Association and other banks in connection with the construction and long-term financing of our corporate headquarters (the "Project"). The Agreement provides for a senior secured real estate loan of $45.8 million (the "Term Loan") that we used to finance a portion of the Project and a $25.0 million senior secured revolving credit facility (the "Revolving Loan") to be used for working capital and other permitted purposes, including stock repurchases. The Term Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. On January 1, 2017, the Term Loan was converted from a real estate loan used in the construction of our headquarters into an approximately 6.75-year loan due October 1, 2023. The aggregate principal amount converted was $45.8 million. The Revolving Loan terminates June 30, 2020.

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

At June 30, 2017, we were in compliance with the financial covenants. The Term Loan includes customary events of default. The Term Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate.

At June 30, 2017, our outstanding balance on the Term Loan was $45.3 million and we had no amounts outstanding under the Revolving Loan. Our liability under the Term Loan approximates fair value. Amounts outstanding under the Term Loan are presented net of discount and issuance costs in our consolidated balance sheets.

Future principal payments on the Term Loan as of June 30, 2017, are as follows (in thousands):

Payments due by period:
2017 (Remainder)	$562
2018	1,124
2019	1,124
2020	1,124
2021	1,124
Thereafter	40,234
$45,292

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

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the "Master Lease Agreement") with U.S. Bank Equipment Finance, a division of U.S. Bank National Association. ("Lessor"). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. We also have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the six months ended June 30, 2017, we did not receive proceeds under the Master Lease Agreement. At June 30, 2017, our total outstanding liability under the Master Lease Agreement was $13.5 million. The average interest rate for amounts outstanding under the Master Lease agreement was approximately 3.50%.

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

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Agreement with U.S. Bank described above, and the two agreements have cross-default and cross-collateralization provisions. At June 30, 2017, we were in compliance with these financial covenants.

Future principal payments of the Master Lease Agreement as of June 30, 2017, are as follows (in thousands):

Payments due by period:
2017 (Remainder)	$1,634
2018	3,356
2019	3,479
2020	3,502
2021	1,494
Thereafter	—
$13,465

U.S. Bank letters of credit

At June 30, 2017 and December 31, 2016, letters of credit totaling $355,000 and $430,000, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2017, $619,000 was outstanding and $4.4 million was available under the Purchasing Card. At December 31, 2016, $811,000 was outstanding and $4.2 million was available under the Purchasing Card.

6. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of June 30, 2017, are as follows (in thousands):

Payments due by period
2017 (Remainder)	$4,442
2018	7,221
2019	6,588
2020	4,293
2021	4,337
Thereafter	20,755
$47,636

Rental expense for operating leases totaled $2.4 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, and $4.9 million and $6.8 million for the six months ended June 30, 2017 and 2016, respectively.

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

On November 17, 2010, we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz later joined the suit. The district attorneys sought damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asked for damages in the amount of not less than $15.0 million. We tried the case in September 2013 before the judge of the court and made final arguments in December 2013. On January 3, 2014, the court issued a tentative ruling in favor of the District Attorneys, which became a final Statement of Decision on February 5, 2014. The decision provided for an injunction that prescribes disclosures necessary for certain types of price advertising and price reductions and imposed a civil penalty, totaling $6.8 million. The court issued a Final Judgment February 19, 2014 reflecting the Court's Statement of Decision. We stipulated to Plaintiff's reimbursement of costs in the amount of $111,500. We appealed the decision to the California Court of Appeals, First Appellate District and secured a bond as required in the ruling in the amount of 150% of the penalty imposed in the matter until the ruling on the appeal. On June 2, 2017, the Court of Appeals ruled against us and affirmed the trial court's decision. We paid the amount of the judgment and related accumulated interest, totaling $9.3 million and obtained a Satisfaction of Judgment in July 2017 concluding the matter. The injunction described above will remain in place. The amount of the judgment and related accumulated interest were accrued as of June 30, 2017.

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

In June 2013, William French filed suit against us and 46 other defendants under seal in the Superior Court of the State of Delaware. The filing was unsealed on March 24, 2014. French brought the action on Delaware's behalf for violations of Delaware's unclaimed property laws and for recovery of the unredeemed gift card value allegedly attributable to Delaware residents. French's complaint alleges that we, and other defendants, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an injunction, monetary damages (including treble damages) penalties, and attorney's fees and costs. We, along with others, have filed motions to dismiss the case. The court dismissed one count, but allowed one count to remain. The case is in its discovery stages. We intend to vigorously defend this action. The nature of the loss contingencies relating to claims that have been asserted against us are described above.

On April 28, 2016, the State of South Dakota sued us along with three other defendants in the Sixth Judicial Circuit Court of South Dakota. South Dakota alleges that U.S. constitutional law should be revised to permit South Dakota to require out-of-state ecommerce websites to withhold and remit sales tax in South Dakota in accordance with South Dakota's sales tax statute. We removed the case to the United States District Court which recently remanded the case back to the South Dakota state court. Pursuant to the statute, we would not be required to withhold and remit sales tax until there was verdict in favor of South Dakota which was then upheld by the highest applicable appellate court. The statute does not require us to pay sales tax retroactively if we were to lose. The state court recently granted summary judgment in our favor, and South Dakota has filed to appeal the decision.

In September 2016, we received a letter from the District Attorney of Sonoma County, California who is acting as part of the Consumer Protection Divisions of the following counties in California: Sonoma, Alameda, Monterey, Napa, Solano, Fresno, Sacramento, Shasta, Santa Cruz, Butte, and Merced. The District Attorney alleges that certain plastic products on our site which are labeled as biodegradable, degradable, or decomposable constitute false advertising under California law. On July 24, 2017, we agreed to the terms of a Final Judgment pursuant to which we will pay the Sonoma County District Attorney's Office a civil penalty of $27,000 and agree to an injunction. The injunction will require us to comply with the biodegradable law, to search our Website and re-label or remove any non-compliant products, and to certify our compliance to Sonoma each year during the five-year term of the injunction. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to vigorously defend this matter and pursue our indemnification rights with our vendors.

On July 7, 2017, the State of Wyoming sued us along with five other defendants in the Second Judicial District Court of Wyoming. Wyoming alleges that U.S. constitutional law should be revised to permit Wyoming to require out-of-state ecommerce websites to withhold and remit sales tax in Wyoming in accordance with Wyoming's sales tax statute. Pursuant to the statute, Wyoming is prohibited by an injunction from requiring to withhold and remit sales tax until there is verdict in favor of Wyoming or the court otherwise lifts or dissolves the injunction. The statute does not require us to pay sales tax retroactively if we were to lose. We intend to vigorously defend this action.

We establish liabilities when a particular contingency is probable and estimable. At June 30, 2017, we have accrued $9.5 million in light of probable and estimable liabilities, which is included in accrued liabilities in the consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

8. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including stock options and restricted stock. During the three and six months ended June 30, 2017, the Compensation Committee of the Board of Directors approved grants of 34,521 and 288,021 restricted stock awards to our officers, board members and employees. The restricted stock awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the recipient's continuing service to us. At June 30, 2017, there were 552,192 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight-line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three and six months ended June 30, 2017 was $15.20 and $16.71.

Stock-based compensation expense related to restricted stock awards was $1.0 million and $1.7 million during the three months ended June 30, 2017 and 2016, respectively, and $2.0 million and $2.7 million during the six months ended June 30, 2017 and 2016, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2017 (in thousands):

	Six months ended June 30, 2017
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	560	$17.44
Granted at fair value	288	16.71
Vested	(198)	19.87
Forfeited	(98)	16.15
Outstanding—end of period	552	$16.43

9. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. We determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. Our Retail business consists of our Direct and Partner reportable segments. We use gross profit as the measure to determine our reportable segments because there is not discrete financial information available below gross profit for our Direct and Partner segments. As a result, our Medici business is not significant as compared to our Direct and Partner segments and is included in Other. Our Other segment includes Medici and equity method investments. Although our Direct and Partner segments both relate to our Retail business, we do not combine these segments because they have dissimilar economic characteristics, such as gross profit margins. We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the three and six months ended June 30, 2017 and 2016.

The following table summarizes information about reportable segments for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,
	Direct	Partner	Retail Total	Other	Total
2017
Revenue, net	$22,099	$405,856	$427,955	$4,069	$432,024
Cost of goods sold (1)	21,147	323,892	345,039	2,814	347,853
Gross profit	$952	$81,964	$82,916	$1,255	$84,171
Operating expenses (1) (2)			89,325	4,577	93,902
Interest and other income (expense), net (3)			13	—	13
Pre-tax loss			(6,396)	(3,322)	(9,718)
Benefit for income taxes			(176)	(1,799)	(1,975)
Net loss (4)			$(6,220)	$(1,523)	$(7,743)

2016
Revenue, net	$24,630	$390,143	$414,773	$3,767	$418,540
Cost of goods sold (1)	23,098	316,623	339,721	2,497	342,218
Gross profit	$1,532	$73,520	$75,052	$1,270	$76,322
Operating expenses (1) (2)			77,625	4,206	81,831
Interest and other income (expense), net (3)			3,987	64	4,051
Pre-tax income (loss)			1,414	(2,872)	(1,458)
Provision (benefit) for income taxes			868	(1,111)	(243)
Net income (loss) (4)			$546	$(1,761)	$(1,215)

	Six months ended June 30,
	Direct	Partner	Retail Total	Other	Total
2017
Revenue, net	$44,927	$811,117	$856,044	$8,415	$864,459
Cost of goods sold (1)	42,110	645,189	687,299	6,082	693,381
Gross profit	$2,817	$165,928	$168,745	$2,333	$171,078
Operating expenses (1) (2)			173,863	9,259	183,122
Interest and other income (expense), net (3)			115	(4,411)	(4,296)
Pre-tax loss			(5,003)	(11,337)	(16,340)
Benefit for income taxes			713	(3,028)	(2,315)
Net loss (4)			$(5,716)	$(8,309)	$(14,025)

2016
Revenue, net	$51,281	$774,412	$825,693	$6,524	$832,217
Cost of goods sold (1)	48,504	625,920	674,424	4,164	678,588
Gross profit	$2,777	$148,492	$151,269	$2,360	$153,629
Operating expenses (1) (2)			133,005	8,320	141,325
Interest and other income (expense), net (3)			8,232	64	8,296
Pre-tax income (loss)			26,496	(5,896)	20,600
Provision (benefit) for income taxes			10,913	(2,192)	8,721
Net income (loss) (4)			$15,583	$(3,704)	$11,879
__________________________________________
(1) — The above amounts include Retail depreciation and amortization expense of $7.0 million and $6.0 million for the three months ended June 30, 2017 and 2016, respectively, and $14.4 million and $12.2 million for the six months ended June 30, 2017 and 2016.

(2) — The above amounts include Other depreciation and amortization expense of $1.2 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $2.4 million and $2.3 million for the six months ended June 30, 2017 and 2016.
(3) — The above amounts exclude intercompany transactions eliminated in consolidation, which consist primarily of interest. These amounts were $359,000 and $190,000 for the three months ended June 30, 2017 and 2016, respectively, and $665,000 and $345,000 for the six months ended June 30, 2017 and 2016.
(4) — Net income presented for segment reporting purposes is before any adjustments attributable to noncontrolling interests.

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

For the three and six months ended June 30, 2017 and 2016, substantially all of our sales revenues were attributable to customers in the United States. At June 30, 2017 and December 31, 2016, substantially all of our fixed assets were located in the United States.

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

SpeedRoute and Pro Securities are subject to the SEC's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At June 30, 2017, SpeedRoute had net capital of $481,924, which was $356,424 in excess of its required net capital of $125,500 and SpeedRoute's net capital ratio was 3.91 to 1. At June 30, 2017, Pro Securities had net capital of $27,016 which was $22,016 in excess of its required net capital of $5,000 and Pro Securities net capital ratio was 1.03 to 1.

SpeedRoute and Pro Securities did not have any securities owned or securities sold, not yet purchased at June 30, 2017.

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

•	our beliefs and expectations regarding the adequacy of our facilities, including leased and third party operated warehouse facilities;

•	our belief that we can maintain compliance with the requirements of our credit facility;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the adequacy of our liquidity;

•	our ability to retire or refinance the debt we have or incur in the future;

•	the competition we currently face and anticipate;

•	the effects of current and future government regulation;

•	our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans and expectations regarding Supplier Oasis and our efforts to provide multi-channel fulfillment services;

•	our plans and expectations regarding our insurance product offerings and consumer finance offerings;

•	our plans for further changes to our business;

•	our beliefs regarding current or future litigation or regulatory actions;

•	our beliefs regarding the costs and benefits of our "spend and defend" policy under which we generally refuse to settle abusive patent suits brought against us;

•	our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business including the results of tax assessments we receive periodically;

•	our beliefs regarding the adequacy of our insurance coverage;

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

Further, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, likely, expect, plan, seek, intend, anticipate, project, believe, estimate, predict, potential, goal, strategy, future or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those contemplated by our forward-looking statements for a variety of reasons, including among others:

•	the potential effects on our financial results of new accounting standards we will be required to adopt no later than January 1, 2018, relating to revenue recognition;

•	Google and other search engine companies changing their natural search engine algorithms periodically resulting in lower ranking of our products;

•	changes in U.S. and global economic conditions and consumer spending;

•	any downturn in the U.S. housing industry;

•	the imposition of tariffs or occurrence of other factors that increase the price of importing into the U.S. the types of merchandise we sell;

•	world events;

•	the rate of growth of the Internet and online commerce, and the occurrence of any event that would discourage or prevent consumers from shopping online or via mobile apps;

•	our failure to maintain our existing relationships with our fulfillment partners or build new relationships with fulfillment partners on acceptable terms;

•	our failure to maintain optimal levels of product quality, quantity and assortment or to attract sufficient consumer interest in our product offerings;

•	any claims we may face regarding the quality, safety or labelling of the products we offer;

•	modifications we may make to our business model from time to time, including aspects relating to our product mix and the mix of direct/partner sourcing of the products we offer;

•	the mix of products purchased by our customers and changes to that mix;

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

•
the extent to which we may owe income or sales taxes or may be required to collect sales taxes or report sales or to modify our business model in order to avoid being required to collect sales taxes or report sales or avoid the application of other types of taxes, and any liabilities that may ultimately be imposed upon us for not having collected sales tax in jurisdictions in which we have not done so;

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
In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Report, especially under the headings "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.
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

Overview

We are an online retailer and advancer of blockchain technology. Through our online retail business we offer a broad range of price-competitive brand name, non-brand name and closeout products, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, health and beauty products, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). In July 2017, we launched a new Cars tab. We sell these products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the "Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.

In late 2014, we began working on initiatives to develop and advance blockchain technology, which we refer to collectively as Medici. As part of our Medici initiatives, we have formed a wholly-owned subsidiary Medici Ventures, Inc. and acquired a majority interest in a financial technology company and two related registered broker dealers which we have rolled into the majority-owned subsidiary tØ.com, Inc. (formerly Medici, Inc.). We have also made minority investments in several blockchain technology companies. In 2015, we were the first public company to issue a private security using blockchain technology and in December 2016, as a successful demonstration of our technology, we issued publicly traded blockchain preferred shares of Overstock.com, Inc.

Our company, based near Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999 and were re-incorporated in Delaware in 2002. As used herein, "Overstock," "Overstock.com,", "O.co," "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Our Business

Retail business

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

Medici business

Our Medici business initiatives leverage the security, transparency and immutability of cryptographically protected, distributed ledgers, such as blockchains, and are focused on solving important problems, including financial transaction issues, particularly in the area of securities settlement. Through our wholly-owned subsidiary, Medici Ventures, Inc., we hold minority investments in several technology companies which, at June 30, 2017, included PeerNova, Bitt, IdentityMind, Factom, SettleMint, Ripio and Spera, whose focus include commercial blockchain applications, digital currency solutions, Know Your Customer and Anti Money Laundering compliance, identity, voting, and land. Medici Ventures, Inc.'s primary business is its majority interest in tØ.com, Inc., which includes a financial technology company and two related registered broker dealers.

As described further in Item 1 of Part I, "Financial Statements (Unaudited)"-Note 9. Business Segments, we determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. As described above, our Retail business consists of our Direct and Partner reportable segments. We use gross profit as the measure to determine our reportable segments because there is not discrete financial information available below gross profit for our Direct and Partner segments. As a result, our Medici business is not significant as compared to our Direct and Partner segments and is included in Other. Our Other segment includes Medici and equity method investments.

Executive Commentary

This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere or incorporated in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read "Special Cautionary Note Regarding Forward-Looking Statements."

Revenues in Q2 2017 increased 3% compared to Q2 2016. The growth in revenue was primarily due to a 4% increase in average order size, coupled with a 2% increase in orders. These increases were partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. Also, we had an increase in sales for which we record only our commission as revenue. These decreases to revenue were partially offset by a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016. In addition, the percentage of revenue we defer from orders taken but not delivered was lower due to the timing of quarter ends. Our average order size has increased in recent years due primarily to a sales mix shift into home and garden products. We are uncertain how long this trend will continue.

Gross profit in Q2 2017 increased 10% compared to Q2 2016 primarily due to revenue growth. Gross margin increased to 19.5% in Q2 2017 compared to 18.2% in Q2 2016. Gross margin increased due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

Sales and marketing expenses as a percentage of revenue increased from 8.0% to 10.0% during Q2 2017 as compared to Q2 2016, primarily due to increased spending in sponsored search and display ads on social media marketing channels.

In Q2 2017 and continuing, we have experienced slowing of our overall revenue growth which we believe is due in part to changes that Google, Inc. ("Google") has made in its natural search engine algorithms. A large percentage of our traffic is dependent upon Google’s natural search engine algorithms. We have found that the algorithm adjustments that Google has made have introduced more volatility than past years and the length of the tuning has been significantly greater than previous years. This has created tremendous headwind for our business beginning in May. We have reorganized a large number of resources around addressing this current challenge, as well as seeking to prevent it from occurring again. In recent weeks we have developed detailed response plans and have begun to implement a variety of innovations and technical improvements in this area. We believe these efforts will begin to restore growth in this area during the latter part of Q3 2017.

While we work to adapt to Google's changes, we have increased our emphasis on other marketing channels, such as sponsored search, which has generated revenue growth but with higher associated marketing expenses than natural search. We expect this trend to continue in the near term while we work to adapt to these changes.

During Q2 2017, we also experienced slower email channel revenue growth than expected due to some issues we encountered implementing a new email marketing platform.

We are also experiencing an increasingly competitive digital marketing landscape. We have competitors who are spending significant amounts on advertising bidding up the cost of certain marketing channels, such as paid keywords. While we may not choose to match their levels of spending, this has increased our marketing costs in recent quarters. We expect this trend to continue.

As a result of these factors, our contribution decreased 12% in Q2 2017 compared to Q2 2016 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin was 9.6% in Q2 2017 compared to 11.2% in Q2 2016.

Technology expenses in Q2 2017 increased $2.4 million compared to Q2 2016, primarily due to an increase in staff related costs of $964,000, an increase in technology licenses and maintenance of $754,000, and an increase in depreciation of $451,000.

General and administrative expenses in Q2 2017 decreased $316,000 compared to Q2 2016, primarily due to a decrease in legal costs of $1.4 million, partially offset by an increase in staff related costs of $747,000 and an increase in consulting and outside services of $503,000.

We continue to seek opportunities for growth, in our retail business and through our Medici blockchain and financial technology initiatives and through other means. As a result of these initiatives, we may continue to incur additional expenses or make investments in, or acquisitions of other technologies and businesses. We also anticipate that our Medici initiatives will incur losses in the near term. These losses, additional expenses, acquisitions or investments may be material, and, coupled with existing marketing expense trends and the seasonality of our business, may lead to reduced consolidated income or losses in some periods, and to reduced liquidity. Additionally, we may recognize additional impairment charges from our investments. We are considering other alternatives for Medici, including raising capital.

The balance of our Management's Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	5.1%	5.9%	5.2%	6.2%
Partner and other	94.9	94.1	94.8	93.8
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	4.9	5.5	4.9	5.8
Partner and other	75.6	76.2	75.3	75.7
Total cost of goods sold	80.5	81.8	80.2	81.5
Gross profit	19.5	18.2	19.8	18.5
Operating expenses:
Sales and marketing	10.0	8.0	9.4	7.8
Technology	6.5	6.2	6.6	6.2
General and administrative	5.2	5.4	5.2	5.4
Litigation settlement	—	—	—	(2.3)
Total operating expenses	21.7	19.6	21.2	17.0
Operating income (loss)	(2.3)	(1.4)	(1.4)	1.5
Other income (expense), net	—	1.0	(0.5)	1.0
Income (loss) before income taxes	(2.2)	(0.3)	(1.9)	2.5
Provision (benefit) for income taxes	(0.5)	(0.1)	(0.3)	1.0
Consolidated net income (loss)	(1.8)%	(0.3)%	(1.6)%	1.4%

Comparisons of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016, and Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

Revenue

The following table reflects our net revenues for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue, net
Direct	$22,099	$24,630	$(2,531)	(10.3)%	$44,927	$51,281	$(6,354)	(12.4)%
Partner and other	409,925	393,910	16,015	4.1	819,532	780,936	38,596	4.9
Total revenue, net	$432,024	$418,540	$13,484	3.2%	$864,459	$832,217	$32,242	3.9%

The primary reason for increased total net revenue for the three months ended June 30, 2017, as compared to the same period in 2016, was a 4% increase in average order size, coupled with a 2% increase in orders. These increases were partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. Also, we had an increase in sales for which we record only our commission as revenue. These decreases to revenue were partially offset by a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016. In addition, the percentage of revenue we defer from orders taken but not delivered was lower due to the timing of quarter ends. Our average order size has increased in recent years due primarily to a sales mix shift into home and garden products. We are uncertain how long this trend will continue.

The primary reason for increased total net revenue for the six months ended June 30, 2017, as compared to the same period in 2016, was a 7% increase in average order size. This increase was partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions. Also, we had an increase in sales for which we record only our commission as revenue. These decreases to revenue were partially offset by a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016.

The primary reason for decreased direct revenue for the three months ended June 30, 2017, as compared to the same period in 2016, was a decrease in sales of clothing, shoes, jewelry, and watches, and increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions. These decreases to direct revenue were partially offset by deferring a lower percentage of revenue from orders taken but not delivered due to the timing of quarter ends and a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016.

The primary reason for decreased direct revenue for the six months ended June 30, 2017, as compared to the same period in 2016, was a decrease in sales of jewelry and watches and increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions. These decreases to direct revenue were partially offset by deferring a lower percentage of revenue from orders taken but not delivered due to the timing of quarter ends and a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016.

The increases in partner revenue for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily due to an increase in sales of home and garden products. This increase was partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions. Also, we had an increase in sales for which we record only our commission as revenue. These decreases to revenue were partially offset by a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016.

We continue to seek increased participation in our Club O loyalty program, including, in certain instances, by increasing Club O Rewards to our Club O members in lieu of coupons we offer to all customers. For additional information regarding our Club O loyalty program see Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies,
Club O loyalty program.

The shift of business from direct to partner (or vice versa) is an economic result based on the economics of each particular product offering at the time and we generally do not have particular goals for an "appropriate" mix or percentage for the size of either. Although we have experienced a trend from direct revenue to partner revenue in recent years, we believe that the mix of the business between direct and partner remains consistent with our strategic objectives for our business model and we do not currently foresee material shifts in this trend.

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

International net revenues were less than 2% of total net revenues for the three and six months ended June 30, 2017 and 2016.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(16,944)	$(1,981)
1	$(6,604)	$(777)
As reported	As reported	As reported
-1	$5,466	$639
-2	$10,241	$1,198

See "Executive Commentary" above for additional discussion regarding revenue.

Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our direct business and partner business; changes in supplier cost and / or sales price; competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue, net
Direct	$22,099	$24,630	$(2,531)	(10.3)%	$44,927	$51,281	$(6,354)	(12.4)%
Partner and other	409,925	393,910	16,015	4.1	819,532	780,936	38,596	4.9
Total net revenue	$432,024	$418,540	$13,484	3.2%	$864,459	$832,217	$32,242	3.9%
Cost of goods sold
Direct	$21,147	$23,098	$(1,951)	(8.4)%	$42,110	$48,504	$(6,394)	(13.2)%
Partner and other	326,706	319,120	7,586	2.4	651,271	630,084	21,187	3.4
Total cost of goods sold	$347,853	$342,218	$5,635	1.6%	$693,381	$678,588	$14,793	2.2%
Gross Profit
Direct	$952	$1,532	$(580)	(37.9)%	$2,817	$2,777	$40	1.4%
Partner and other	83,219	74,790	8,429	11.3	168,261	150,852	17,409	11.5
Total gross profit	$84,171	$76,322	$7,849	10.3%	$171,078	$153,629	$17,449	11.4%

Gross margins for the past six quarterly periods and fiscal year ending 2016 were:

	Q1 2016	Q2 2016	Q3 2016	Q4 2016	FY 2016	Q1 2017	Q2 2017
Direct	4.7%	6.2%	2.8%	7.3%	5.2%	8.2%	4.3%
Partner and other	19.7%	19.0%	19.1%	19.2%	19.2%	20.8%	20.3%
Combined	18.7%	18.2%	18.2%	18.6%	18.4%	20.1%	19.5%

Gross profit for the three months ended June 30, 2017 increased 10% compared to the same period in 2016 primarily as a result of revenue growth. Gross margin increased to 19.5% for the three months ended June 30, 2017 compared to 18.2% for the same period in 2016. The increase in gross margin was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

Gross profit for the six months ended June 30, 2017 increased 11% compared to the same period in 2016 primarily as a result of revenue growth. Gross margin increased to 19.8% for the six months ended June 30, 2017 compared to 18.5% for the same period in 2016. The increase in gross margin was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

The 191 basis point decrease in direct gross margin for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to increased freight costs and increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions, partially offset by a shift in sales mix into higher margin home and garden products.

The 86 basis point increase in direct gross margin for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to a shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

The 131 basis point increase in partner gross margin for the three months ended June 30, 2017, as compared to the same period in 2016 was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

The 121 basis point increase in partner gross margin for the six months ended June 30, 2017, as compared to the same period in 2016 was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

Cost of goods sold includes stock-based compensation expense of $39,000 and $80,000 for the three months ended June 30, 2017 and 2016, respectively, and $88,000 and $131,000 for the six months ended June 30, 2017 and 2016, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Total revenue, net	$432,024	100%	$418,540	100%	$864,459	100%	$832,217	100%
Cost of goods sold
Product costs and other cost of goods sold	329,346	76%	324,128	77%	656,150	76%	642,203	77%
Fulfillment and related costs	18,507	4%	18,090	4%	37,231	4%	36,385	4%
Total cost of goods sold	347,853	81%	342,218	82%	693,381	80%	678,588	82%
Gross profit	$84,171	19%	$76,322	18%	$171,078	20%	$153,629	18%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs increased slightly during the three and six months ended June 30, 2017 as compared to the same periods in 2016.

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

The following table reflects our sales and marketing expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales and marketing expenses	$43,297	$33,353	$9,944	29.8%	$80,915	$64,809	$16,106	24.9%
Sales and marketing expenses as a percent of net revenues	10.0%	8.0%			9.4%	7.8%

The 205 basis point increase in sales and marketing expenses as a percentage of revenue for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to increased spending in sponsored search and display ads on social media marketing channels.

While we work to adapt to Google's changes in its natural search engine algorithms as noted above, we have increased our emphasis on other marketing channels, such as sponsored search, which has generated revenue growth but with higher associated marketing expenses than natural search. We expect this trend to continue in the near term.

We are also experiencing an increasingly competitive digital marketing landscape. We have competitors who are spending significant amounts on advertising bidding up the cost of certain marketing channels, such as paid keywords. While we may not choose to match their levels of spending, this has increased our marketing costs in recent quarters. We expect this trend to continue.

The 157 basis point increase in sales and marketing expenses as a percentage of revenue for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to increased spending in sponsored search and display ads on social media marketing channels, and increased staff related costs.

Sales and marketing expenses include stock-based compensation expense of $113,000 and $83,000 for the three months ended June 30, 2017 and 2016, respectively, and $209,000 and $132,000 for the six months ended June 30, 2017 and 2016, respectively.

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

The frequency and variety of cyberattacks on our Website, our corporate systems, and on third parties that we use to support our technology continue to increase. The impact of such attacks, their costs, and the costs we incur to protect ourselves against future attacks have not been material. However, we consider the threat from cyberattacks to be serious and will continue to incur costs related to efforts to protect ourselves against them.

The following table reflects our technology expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Technology expenses	$28,244	$25,800	$2,444	9.5%	$57,236	$51,510	$5,726	11.1%
Technology expenses as a percent of net revenues	6.5%	6.2%			6.6%	6.2%

The $2.4 million increase in technology costs for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to an increase in staff related costs of $964,000, an increase in technology licenses and maintenance of $754,000, and an increase in depreciation of $451,000.

The $5.7 million increase in technology costs for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to an increase in staff related costs of $2.0 million, an increase in technology licenses and maintenance of $1.7 million, and an increase in depreciation of $1.4 million.

Technology expenses include stock-based compensation expense of $150,000 and $238,000 for the three months ended June 30, 2017 and 2016, respectively, and $310,000 and $405,000 for the six months ended June 30, 2017 and 2016, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
General and administrative expenses	$22,361	$22,678	$(317)	(1.4)%	$44,971	$44,526	$445	1.0%
General and administrative expenses as a percent of net revenues	5.2%	5.4%			5.2%	5.4%

The $316,000 decrease in general and administrative expenses ("G&A") for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to a decrease in legal costs of $1.4 million, partially offset by an increase in staff related costs of $747,000 and an increase in consulting and outside services of $503,000.

The $445,000 increase in general and administrative expenses ("G&A") for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to an increase of $2.7 million in staff related costs, partially offset by a decrease in legal costs of $1.8 million and a $547,000 contract termination fee in Q1 2016.

G&A expenses include stock-based compensation expense of approximately $743,000 and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $1.4 million and $2.0 million for the six months ended June 30, 2017 and 2016.

We continue to seek opportunities for growth, in our retail business and through our Medici blockchain and financial technology initiatives and through other means. As a result of these initiatives, we may continue to incur additional expenses or make investments in, or acquisitions of other technologies and businesses. We also anticipate that our Medici initiatives will incur losses in the near term. These losses, additional expenses, acquisitions or investments may be material, and, coupled with existing marketing expense trends and the seasonality of our business, may lead to reduced consolidated income or losses in some periods, and to reduced liquidity. Additionally, we may recognize additional impairment charges from our investments. We are also considering other alternatives for Medici, including raising capital. During the three months ended June 30, 2017, our Medici-related subsidiaries incurred a pre-tax loss of approximately $3.3 million, which includes $1.2 million of amortization and depreciation expense. During the six months ended June 30, 2017, Medici Ventures, Inc. and its subsidiaries incurred an operating loss of approximately $11.3 million, which includes $2.4 million of amortization and depreciation expense, and a $4.5 million impairment charge related to a cost method investment.

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

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cost of goods sold - direct	$75	$82	$158	$159
Technology	6,177	5,882	12,862	11,802
General and administrative	959	143	1,889	335
Total depreciation, including internal-use software and website development	$7,211	$6,107	$14,909	$12,296

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Technology	$905	$726	$1,810	$1,452
Marketing	20	354	40	704
General and administrative	21	44	41	66
Total amortization of intangible assets other than goodwill	$946	$1,124	$1,891	$2,222

Interest expense

Total interest expense increased $711,000, from $5,000 for the three months ended June 30, 2016 to $716,000 for the three months ended June 30, 2017. The increase in interest expense is primarily due to no longer capitalizing interest on our headquarters loan due to construction completion.

Total interest expense increased $1.4 million, from $7,000 for the six months ended June 30, 2016 to $1.4 million for the six months ended June 30, 2017. The increase in interest expense is primarily due to no longer capitalizing interest on our headquarters loan due to construction completion.

Other income (expense), net

Other income, net for the three months ended June 30, 2017 was $593,000 as compared to $4.0 million in 2016. The decrease is primarily due to a decrease in Club O Rewards breakage of $3.4 million due to discontinuing our Club O Silver rewards program in Q4 2016.

Other income, net for the six months ended June 30, 2017 was ($3.1) million as compared to $8.1 million in 2016. The decrease is primarily due to a decrease in Club O Rewards breakage of $6.9 million due to discontinuing our Club O Silver rewards program in Q4 2016, and a $4.5 million impairment charge in 2017 related to a cost method investment.

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

Our provision (benefit) for income taxes for the three months ended June 30, 2017 and 2016 was $(2.0) million and $(243,000). Our provision (benefit) for income taxes for the six months ended June 30, 2017 and 2016 was $(2.3) million and $8.7 million, respectively. The decrease in the provision is primarily due to a decrease in pre-tax income during the six months ended June 30, 2017 as compared to the same period in 2016.

The effective tax rate for the six months ended June 30, 2017 and 2016 was 14.2% and 42.3%, respectively. The decrease in the effective tax rate is primarily attributable to a valuation allowance recorded during the three months ended June 30, 2017 against certain state tax credits and an impairment loss on a cost method investment that we recognized during the three months ended March 31, 2017, for which no tax benefit can be recorded.

We adopted ASU 2016-09 on January 1, 2017, which requires stock based compensation excess tax benefits or deficiencies to be reflected in the Consolidated Statements of Operations as a component of the provision for income taxes whereas they previously were recognized in equity.

We have indefinitely reinvested foreign earnings of $1.0 million at June 30, 2017. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

We are subject to taxation in the United States and several state and foreign jurisdictions. Tax years beginning in 2012 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. We are under audit by the Internal Revenue Service ("IRS") for the calendar year 2015. The IRS has not indicated or communicated any deficiencies. We expect the audit to continue during 2017.

We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use the existing deferred tax assets. We consider, among other things, our recent financial and operating results, along with our forecasted growth rates, projected future taxable income, and prudent and feasible tax planning strategies. We perform sensitivity analyses to address how potential changes in significant assumptions would impact our ability to generate the minimum amount of taxable income required. We give the most weight to objective evidence related to our more recent financial results. Based upon the level of historical taxable income and projections for future taxable income, and planned tax strategies over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deduction differences, net of recorded valuation allowances. During the three months ended June 30, 2017, our estimates of future apportioned taxable income during the carryforward period were reduced, primarily due to slowing of our overall revenue growth coupled with an increase of sales and marketing expenses as a percentage of revenue. Based on the weight of all positive and negative evidence, we concluded that it was not more likely than not that we would realize the benefits of certain state tax credits, and we established a valuation allowance of $2.3 million for these state tax credits as of June 30, 2017. We will continue to monitor the need for a valuation allowance against our remaining federal and state deferred tax assets on a quarterly basis.

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

The following table reflects our total net revenues for each of the quarters in 2017, 2016 and 2015 (in thousands):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2017	$432,435	$432,024	$	N/A	$	N/A
2016	413,677	418,540		441,564		526,182
2015	398,344	388,013		391,211		480,270

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

In March 2017, we modified our revolving loan with U.S. Bank to increase our revolving borrowing capacity to $25 million, all of which was available to us at June 30, 2017. For additional information, see Borrowings - U.S. Bank term loan and revolving loan agreement below.

We are party to a lease agreement with U.S. Bank under which we may finance certain assets up to $20 million. At June 30, 2017, our outstanding liability under the lease agreement was approximately $13.5 million. For additional information, see Borrowings - U.S. Bank master lease agreement below.

We do not have any credit facilities available to us other than our credit facility with U.S. Bank and other banks, our leasing arrangement with U.S. Bank, and our purchasing card with U.S. Bank, all as described under "Borrowings" below.

In January 2017, we repurchased approximately 604,000 shares of our common stock for an aggregate purchase price of $10 million under our stock repurchase plan, utilizing cash on hand. All common shares repurchased were recognized as treasury stock. We may repurchase additional shares in the future.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At June 30, 2017, we had cash and cash equivalents of $104.0 million.

Cash flow information is as follows (in thousands):

	Six months ended June 30,		Twelve months ended June 30,
	2017	2016	2017	2016
Cash provided by (used in):
Operating activities	$(46,445)	$(26,982)	$20,101	$75,401
Investing activities	(20,003)	(48,648)	(50,802)	(104,806)
Financing activities	(12,698)	27,934	12,087	46,500

Free cash flow

"Free Cash Flow" (a non-GAAP measure) for the six months ended June 30, 2017 and 2016, was $(62.9) million and $(69.8) million, respectively, and $(25.8) million and $(7.9) million for the twelve months ended June 30, 2017 and 2016, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the six months ended June 30, 2017 and 2016, our operating activities resulted in net cash outflows of $46.4 million and $27.0 million, respectively.

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

The $46.4 million of net cash used in operating activities during the six months ended June 30, 2017 was primarily due to decreases in accounts payable of $30.6 million and accrued liabilities of $22.4 million, increase in prepaids and other current assets of $9.2 million, and consolidated net loss of $14.0 million. Accounts payable and accrued liabilities decreased due to seasonality which caused high balances at year-end 2016 and a significant decline during 2017. The net cash used in operating activities during the six months ended June 30, 2017 was partially offset by non-cash depreciation expense of $14.9 million, a decrease in accounts receivable of $7.4 million and inventories, net of $3.8 million, and an impairment of a cost method investment of $4.5 million. The increase in net cash used in operating activities for the six months ended June 30, 2017, as compared to the same period of 2016, is due in part to the results for 2016 including litigation settlement proceeds of $19.5 million, as described above under Litigation settlement.

The $27.0 million of net cash used in operating activities during the six months ended June 30, 2016 was primarily due to decreases in accounts payable of $46.3 million, accrued liabilities of $9.0 million and deferred revenue of $6.9 million. Accounts payable, accrued liabilities and deferred revenue decreased due to seasonality which caused high balances at year-end 2015 and a significant decline during 2016. The net cash used in operating activities during the six months ended June 30, 2016 was partially offset by consolidated net income of $11.9 million, deferred income taxes of $7.4 million, and non-cash depreciation expense of $12.3 million.

Cash flows from investing activities

For the six months ended June 30, 2017, investing activities resulted in net cash outflows of $20.0 million primarily due to $16.5 million of expenditures for fixed assets.

For the six months ended June 30, 2016, investing activities resulted in net cash outflows of $48.6 million primarily due to $42.8 million of expenditures for fixed assets.

Cash flows from financing activities

For the six months ended June 30, 2017, financing activities resulted in net cash outflows of $12.7 million primarily due to the purchase of treasury stock for $11.1 million.

For the six months ended June 30, 2016, financing activities resulted in net cash inflows of $27.9 million primarily due to $23.7 million of proceeds from our U.S. Bank term loan and $6.1 million of proceeds from lease finance obligations with U.S. Bank.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2017 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
U.S. Bank term loan payments (1)	562	1,124	1,124	1,124	1,124	40,234	45,292
U.S. Bank master lease agreement (2)	1,634	3,356	3,479	3,502	1,494	—	13,465
Operating leases (3)	4,442	7,221	6,588	4,293	4,337	20,755	47,636
Purchase obligations (4)	3,461	—	—	—	—	—	3,461
Total contractual cash obligations	$10,099	$11,701	$11,191	$8,919	$6,955	$60,989	$109,854
  ___________________________________________
(1) — We are party to a financing agreement related to our corporate headquarters (see Borrowings below).
(2) — We have entered into an agreement to finance or sell and lease back certain assets (see Borrowings below).
(3) — From time to time we enter into operating leases for facilities and equipment for use in our operations.
(4) — The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at June 30, 2017. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

During Q1 2017, we established a partially self-funded health insurance plan for our employees, and have established accrued liabilities based upon claims history and estimates of claims that have been incurred but not reported. In addition to the contractual obligations summarized above, we are responsible for estimating our liability for unpaid costs of insured events under the health insurance plan that have occurred, which includes known cases on a case-basis, and also for events that have occurred, but have not yet been reported. As of June 30, 2017, we have recorded an accrued liability of approximately $1.4 million. Actual claims may differ from the estimate and any difference could be significant. This accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of June 30, 2017, tax contingencies were $1.6 million. We expect the total amount of tax contingencies to increase in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. While it is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or reach resolution of tax contingencies in one or more jurisdictions, we do not anticipate that we will make any payments to such authorities during that period. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Borrowings

U.S. Bank term loan and revolving loan agreement

We are party to a loan agreement (as amended through March 30, 2017, the "Agreement") dated October 24, 2014 with U.S. Bank National Association and other banks in connection with the construction and long-term financing of our corporate headquarters (the "Project"). The Agreement provides for a senior secured real-estate loan of $45.8 million (the "Term Loan") that we used to finance a portion of the Project and a $25.0 million senior secured revolving credit facility (the "Revolving Loan") to be used for working capital and other permitted purposes, including stock repurchases. The Term Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. On January 1, 2017, the Term Loan was converted from a real estate loan used in the construction of our headquarters into an approximately 6.75-year loan due October 1, 2023. The aggregate principal amount converted was $45.8 million. The Revolving Loan terminates June 30, 2020.

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

At June 30, 2017, we were in compliance with the financial covenants. The Term Loan includes customary events of default. The Term Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate.

At June 30, 2017, our outstanding balance on the Term Loan was $45.3 million. We have no amounts outstanding under the Revolving Loan. Our liability under the Term Loan approximates fair value. Amounts outstanding under the Term Loan are presented net of discount and issuance costs in our consolidated balance sheets.

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

Under our current projections, we expect to remain in compliance with the financial covenants during the coming twelve months. However, our ability to maintain compliance with the financial covenants will be highly dependent on achieving our projected improved results of operations. If we are unable to achieve our projected improved financial results, it is possible that we may be unable to maintain future compliance, and the related Term Loan and Master Lease obligations could become immediately due and payable in full. Achieving such projections is subject to substantial uncertainties and risks, including the risks described under "Risk Factors" in this report.

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the "Master Lease Agreement") with U.S. Bank Equipment Finance, a division of U.S. Bank National Association ("Lessor"). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. We have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the six months ended June 30, 2017, we did not receive proceeds under the Master Lease Agreement. The average interest rate for amounts outstanding under the Master Lease Agreement was approximately 3.50%.

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

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Agreement with U.S. Bank described above, and the two agreements have cross-default and cross-collateralization provisions. At June 30, 2017, we were in compliance with these financial covenants.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2017, $619,000 was outstanding and $4.4 million was available under the Purchasing Card. At December 31, 2016, $811,000 was outstanding and $4.2 million was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2016, and our accounting policies and use of estimates are further discussed in Note 2 to the financial statements included in this Form 10-Q and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

For information about recently issued accounting standards not yet adopted, see Note 2, Recently issued accounting standards not yet adopted, included in Note 2 to the financial statements included in this Form 10-Q.

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

For further details on contribution and contribution margin, see the reconciliation of these non-GAAP financial measures below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Total net revenue	$432,024	100%	$418,540	100%	$864,459	100%	$832,217	100%
Cost of goods sold	347,853	80.5%	342,218	81.8	693,381	80.2%	678,588	81.5%
Gross profit	84,171	19.5%	76,322	18.2	171,078	19.8%	153,629	18.5%
Less: Sales and marketing expense	43,297	10.0%	33,353	8.0	80,915	9.4%	64,809	7.8%
Plus: Club O Rewards and gift card breakage (included in Other income (expense), net)	561	0.1%	3,916	0.9%	1,232	0.1%	8,085	1.0%
Contribution and contribution margin	$41,435	9.6%	$46,885	11.2%	$91,395	10.6%	$96,905	11.6%

Our calculation of our contribution and contribution margin by Retail Total (which consists of Direct and Partner) and Other (which includes Medici and equity method investments) is set forth below (in thousands):

	Three months ended June 30,
	Direct	Partner	Retail Total	Other	Total
2017
Total net revenue	$22,099	$405,856	$427,955	$4,069	$432,024
Cost of goods sold	21,147	323,892	345,039	2,814	347,853
Gross profit	$952	$81,964	$82,916	$1,255	$84,171
Less: Sales and marketing expense			43,077	220	43,297
Plus: Club O Rewards and gift card breakage (included in Other income (expense), net)			561	—	561
Contribution			$40,400	$1,035	$41,435
Contribution margin			9.4%	25.4%	9.6%

2016
Total net revenue	$24,630	$390,143	$414,773	$3,767	$418,540
Cost of goods sold	23,098	316,623	339,721	2,497	342,218
Gross profit	$1,532	$73,520	$75,052	$1,270	$76,322
Less: Sales and marketing expense			33,192	161	33,353
Plus: Club O Rewards and gift card breakage (included in Other income (expense), net)			3,916	—	3,916
Contribution			$45,776	$1,109	$46,885
Contribution margin			11.0%	29.4%	11.2%

	Six months ended June 30,
	Direct	Partner	Retail Total	Other	Total
2017
Total net revenue	$44,927	$811,117	$856,044	$8,415	$864,459
Cost of goods sold	42,110	645,189	687,299	6,082	693,381
Gross profit	$2,817	$165,928	$168,745	$2,333	$171,078
Less: Sales and marketing expense			80,402	513	80,915
Plus: Club O Rewards and gift card breakage (included in Other income (expense), net)			1,232	—	1,232
Contribution			$89,575	$1,820	$91,395
Contribution margin			10.5%	21.6%	10.6%

2016
Total net revenue	$51,281	$774,412	$825,693	$6,524	$832,217
Cost of goods sold	48,504	625,920	674,424	4,164	678,588
Gross profit	$2,777	$148,492	$151,269	$2,360	$153,629
Less: Sales and marketing expense			64,503	306	64,809
Plus: Club O Rewards and gift card breakage (included in Other income (expense), net)			8,085	—	8,085
Contribution			$94,851	$2,054	$96,905
Contribution margin			11.5%	31.5%	11.6%

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

Free cash flow

Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and liquidity. Free cash flow, which we reconcile below to "Net cash provided by (used in) operating activities," the nearest GAAP financial measure, is net cash provided by operating activities reduced by "Expenditures for fixed assets, including internal-use software and website development." We believe that net cash provided by operating activities is an important measure, since it includes both the cash impact of the continuing operations of the business and changes in the balance sheet that impact cash. However, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations and free cash flow measures the amount of cash we have available for mandatory debt service and financing obligations, changes in our capital structure, and future investments after purchases of fixed assets. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows as reconciled below (in thousands):

	Six months ended June 30,		Twelve months ended June 30,
	2017	2016	2017	2016
Net cash (used in) provided by operating activities	$(46,445)	$(26,982)	$20,101	$75,401
Expenditures for fixed assets, including internal-use software and website development	(16,450)	(42,848)	(45,883)	(83,322)
Free cash flow	$(62,895)	$(69,830)	$(25,782)	$(7,921)

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

In addition, our broker dealers are subject to additional extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. Broker dealers are subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are members. See Part II - Item 1A - "Risk Factors - The registered broker dealers we acquired are subject to extensive regulation."

Our efforts to expand our sales outside of the U.S. expose us to additional U.S. and foreign laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, advertising practices, online services, the use of cryptocurrency, the importation of specified or proscribed items, importation quotas, consumer protection, intellectual property rights, consumer and data protection, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties. Our investment in Bitt Inc. also may expose us to additional laws and regulations relating to money transmitters and money services businesses. See Part II - Item 1A - "Risk Factors - Our investment in Bitt Inc. may expose us to additional risks."

Factors that May Affect Future Results

We believe that the cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months, and we expect to remain in compliance with the financial covenants under our borrowing arrangements during the coming twelve months-see Borrowings - U.S. Bank term loan and revolving loan agreement above. However, all projections of future cash needs, cash flows, and covenant compliance are subject to substantial uncertainty. See Item 1A of Part II, "Risk Factors."

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

Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described under "Risk Factors" in this report could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

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

In connection with the syndicated senior secured credit facility with U.S. Bank described above, we entered into interest rate swap transactions. The swaps have an effective date of September 1, 2015 and a maturity date of October 1, 2023. The combined notional amount changes monthly beginning at approximately $3.6 million on September 1, 2015, increasing to a maximum of approximately $45.8 million as of December 31, 2016, and will decrease to approximately $38.2 million on October 1, 2023. The swaps effectively fix our effective interest rate on the approximate amounts expected to be outstanding from time to time on the Real Estate Loan at an annual rate of approximately 4.6%. At June 30, 2017, we had $45.3 million outstanding under the Real Estate Loan, and the notional amount of the swaps was $45.3 million.

We carry our interest rate swaps at fair value on our consolidated balance sheets. At June 30, 2017, we recognized swap liabilities in the amount of $1.7 million. The change in fair value of our swaps for the six months ended June 30, 2017 was a gain of $120,000. The fair value of the swaps can be impacted by several factors including forward rates, interest rates and discount rates (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Fair value of financial instruments). Because we have designated our swaps as cash flow hedges for accounting purposes, to the extent the swaps qualify for this designation and are effective, changes in the fair value of the instruments are recognized through Other comprehensive income (loss) in our statements of comprehensive income (loss) (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Derivative financial instruments).

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

At June 30, 2017, we had $104.0 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.0 million on our earnings or loss, or the cash flows of these instruments.

At June 30, 2017, we had assets consisting of investments in precious metals totaling $9.9 million. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $99,000 on our earnings or loss, or the recorded value of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, "Financial Statements "—Note 6—"Commitments and Contingencies," subheading "Legal Proceedings and Contingencies," contained in the "Notes to Consolidated Financial Statements" of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently you should read all of the risk factors below carefully, including the risk factors under the caption "Risks Related Primarily to our Common Stock and Other Securities" before making any decision to acquire or hold our common stock. Holders of, and potential investors in, our Series A Preferred Stock should also read "Additional Risks Related Primarily to our Series A Preferred Stock," and "Additional Risks Related to our Series A Preferred Stock and our Series B Preferred Stock," below. Holders of, and potential investors in, our Series B Preferred Stock should also read "Additional Risks Related to our Series A Preferred Stock and our Series B Preferred Stock," below.

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
We have a history of losses, and we may incur operating and net losses in the foreseeable future. At June 30, 2017, our accumulated deficit was $157.9 million. We need to generate significant revenues to be profitable, and we may not be able to do so. Although we have generated positive net income in recent years, we incurred a net loss for 2011, and interim net losses during 2015, 2016 and 2017. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of our partners and other companies with which we do business, as well as public market analysts and investors. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.
Our business depends on the Internet, our infrastructure and transaction-processing systems.

We are completely dependent on our infrastructure and on the availability, reliability and security of the Internet and related systems. Substantially all of our computer and communications hardware is located at a single facility. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. Our back-up facility is not adequate to support sales at a high level. Our servers are vulnerable to malware, physical or electronic break-ins and other disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. Any system interruption that results in the unavailability of our Website or our mobile app or reduced performance of our transaction systems could interrupt or substantially reduce our ability to conduct our business. We have experienced periodic systems interruptions due to server failure, power failure and intentional cyber-attacks in the past, and may experience additional interruptions or failures in the future. Any failure or impairment of our infrastructure or of the availability of the Internet or related systems could have a material adverse effect on our financial results and business.

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
Most of our customers use credit or other payment cards to pay for their purchases. Under payment card rules and our contracts with our card processors, if we experience a breach of payment card information or fail to follow payment card industry security standards, we could incur significant fines, higher transaction costs or lose our ability to give customers the option of using payment cards. If we were unable to accept payment cards, it would have a material adverse effect on our financial results and business.
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

The online retail market is evolving rapidly and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

•	online retailers with or without discount departments, including Amazon.com, AliExpress (part of the Alibaba Group), eBay, and Rakuten.com (formerly Buy.com);
•	online specialty retailers such as Blue Nile, Bluefly, Houzz, Jet.com, Wayfair, Zappos.com, and Zulily;
•	private sale sites such as Groupon, Living Social and Rue La La;
•	furniture specialists including Ashley Furniture, Bob's Discount Furniture, Havertys, Raymour & Flanigan and Rooms To Go;
•
traditional general merchandise and specialty retailers and liquidators including Barnes and Noble, Bed, Bath & Beyond, Best Buy, Costco Wholesale Corporation, Crate and Barrel, Ethan Allen, Gilt, Home Depot, HomeGoods, Hudson's Bay Company, IKEA, J.C. Penny Company, Kirkland's, Kohl's, Lands' End, Lowe's, Macy's, Nordstrom, Pier 1 Imports, Pottery Barn, Restoration Hardware, Ross Stores, Saks Fifth Avenue, Sears Holding Corporation, T.J. Maxx, Target Corporation, Wal-Mart and Williams-Sonoma, all of which also have an online presence; and

•	liquidation e-tailers such as SmartBargains.

Many traditional manufacturers and retailers have added or improved their e-commerce offerings, and we expect that more will do so and that they will all continue to improve their offerings. Amazon continues to increase its offerings and delivery capabilities. Many of our competitors specialize in one or more of the areas in which we offer products. For example, our furniture offerings compete with more than 100 online retail furniture websites, in addition to many more traditional furniture retail specialists. Competition from Amazon and from other competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do, affect us and could have a material adverse effect on our financial results and business.

Our competitors may directly increase our operating costs.

In addition to competing with us for customers, suppliers, and employees, our competitors may directly increase our operating costs, by driving up the cost of various forms of online advertising, as has happened recently, or otherwise. We may elect to decrease our use of sponsored search or other forms of marketing from time to time in order to decrease our costs, which may have a material adverse effect on our financial results and business. We may also elect to spend additional amounts on sponsored search or other forms of marketing from time to time in order to increase traffic to our Website, or to take other actions to increase traffic and/or conversion, and the additional expenditures may have a material adverse effect on our financial results and business.

Our business depends on effective marketing, including marketing via email and social networking messaging.

We depend on effective marketing and high customer traffic. From time to time, competitors may bid up the cost of certain marketing channels, such as paid keywords. At such times, we may reduce the amounts we spend in those marketing channels, which may lead to decreased visitors to our site, or we may pay the increased rates, which increases our expenses. We depend on email to promote our site and offerings and to generate a substantial portion of our revenue. If a significant portion of our target customers no longer utilize email, or if we are unable to effectively and economically deliver email to our potential customers, whether for legal, regulatory or other reasons, it would have a material adverse effect on our business. We also rely on social networking messaging services for marketing purposes, and anything that limits our ability or our customers' ability or desire to utilize social networking services could have a material adverse effect on our business. If we are unable to develop, implement and maintain effective and efficient cost-effective advertising and marketing programs, it would have a material adverse effect on our financial results and business.
We rely upon paid and natural search engines including Google, Bing, and Yahoo! to rank our product offerings. Our financial results may suffer if search engines change their ranking algorithms and our product offerings are ranked lower, and we may at times be subject to ranking penalties if the operators of search engines believe we are not in compliance with their guidelines.
We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including, but not limited to, Google, Bing, and Yahoo!, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user's search criteria and specifications. Search engine companies change their natural search engine algorithms periodically, and our ranking in natural searches may be adversely affected by those changes, as has occurred from time to time, and which occurred again during the second quarter of this year, reducing our revenue growth and leading us to pursue revenue growth in other more expensive marketing channels. In addition, large marketplace websites and sites which aggregate marketplace sellers with a large product selection are becoming increasingly popular, and we may not be able to place our products on these sites to take advantage of their internal search platforms. Further, some shoppers may begin their searches at a competitor's website, and may not utilize traditional search engines at all. Our inability to place products on or access these sites may have a material adverse effect on our business.

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

A substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Difficult macro-economic conditions, particularly high levels of unemployment or underemployment, also impact our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our financial results and business.
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
In 2014 our wholly-owned subsidiary O.com Land, LLC purchased land near Salt Lake City, Utah on which we have built our new headquarters. The land is part of the Midvale SLAG Superfund Site ("Site"), a former Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") superfund site that was remediated pursuant to CERCLA prior to O.com Land's purchase. O.com Land, LLC is required to follow certain requirements of CERCLA and the consent decree governing remediation of the Site, and its failure to do so could expose us to material environmental liabilities. Further, in connection with the credit facility we entered into with U.S. Bank and other banks, we entered into a broad environmental indemnity agreement pursuant to which we agreed to indemnify U.S. Bank and other banks and other persons against a broad array of potential environmental claims, liabilities and exposures relating to the property. Any such environmental liabilities, and any liabilities under the environmental indemnity agreement, could be material and could have a material adverse effect on our financial results and business.
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
Our lease financing agreement requires us to maintain compliance with the same financial covenants required by our secured credit facility, and our lease financing agreement and our secured credit facility have cross default and cross collateralization provisions.
We are party to a Master Lease Agreement and a Financial Covenants Rider (collectively, the "Master Lease Agreement") with U.S. Bank Equipment Finance, a division of U.S. Bank National Association. ("Lessor"). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. The Master Lease Agreement allows for lease financing of up to $20 million. At June 30, 2017, our total outstanding liability under the Master Lease Agreement was $13.5 million. The Master Lease Agreement requires us to maintain compliance with the same financial covenants as our secured credit facility with U.S. Bank described above, and the two agreements have cross-default and cross-collateralization provisions. We will need to maintain compliance with the requirements governing the Master Lease Agreement, including compliance with the financial covenants, certain of which may be subject to events outside of our control. We have pledged substantially all of our assets to secure our obligations under the credit facility and the Master Lease Agreement. If we fail to comply with the terms of either facility, the failure could have a material adverse effect on our liquidity and financial results and business.
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
We have incurred substantial indebtedness and may incur additional indebtedness.
At June 30, 2017, we had incurred secured indebtedness of approximately $45.3 million under our syndicated senior secured credit facility and liabilities under the Master Lease Agreement described above of $13.5 million, and we had total liabilities of $252.9 million. We may incur additional indebtedness, by drawing under the facility revolver or otherwise as permitted by the facility, and by incurring additional liabilities under the Master Lease Agreement described above up to the current limit of $20 million. This existing indebtedness increases, and any additional future indebtedness will further increase, our business risks substantially, including our vulnerability to industry downturns and competitive pressures. The degree to which we are ultimately leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes. Our ability to satisfy our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Any difficulties we have satisfying our debt service obligations could have a material adverse effect on our financial results and business.
We may be unable to generate sufficient cash flow to satisfy our debt service obligations.

Our ability to generate cash flow from operations to make interest and principal payments on our debt obligations will depend on our future performance, which will be affected by a range of economic, competitive and business factors. We cannot control many of these factors, including general economic conditions, the health of the Internet retail industry and certain costs of marketing. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations and all of our other obligations, we may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, or reducing or delaying capital investments and other expenses. Additional funds or alternative financing may not be available to us on favorable terms, or at all. Our inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse effect on our financial results and business.

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

We depend on a large number of other companies, including a large number of independent fulfillment partners whose products we offer for sale on our Website, to perform functions critical to our ability to deliver products and services to our customers. We depend on our fulfillment partners to perform a number of traditional retail operations such as maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely basis. We also depend on the delivery services that we and they utilize. Difficulties with any of our significant fulfillment partners or with any of the delivery services, regardless of the reason, could have a material adverse effect on our financial results and business.

Risks associated with the suppliers from whom we or our fulfillment partners source products and risks regarding the safety, labelling, content or quality of those products could adversely affect our financial performance.

We depend on our and our fulfillment partners' ability to access products from qualified suppliers in a timely and efficient manner. We rely on suppliers' representations of product safety, content and quality. We also rely on our suppliers and partners to ensure proper labelling of products. Issues or concerns regarding product safety, labelling, content or quality could result in consumer or governmental claims and could adversely affect our financial results and business. Any indemnity agreement we may have with a supplier or partner of a product may be inadequate or inapplicable, and any insurance coverage we may carry may be inadequate. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

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

The Financial Accounting Standards Board (FASB), which sets accounting standards for U.S. public companies, has issued new standards relating to revenue recognition. Subject to transition provisions, the new standards will become effective for us on January 1, 2018. We are in the process of analyzing the new standards and their application to our financial reporting. We have not reached conclusions about the effects of the new standards on our future financial reporting, but have identified gross versus net revenue recognition, the timing of revenue recognition (FOB shipping point versus FOB destination), and the allocation of performance obligation related to the loyalty program (standalone selling price consideration) as potentially significant issues in our analysis. We generate substantially all of our net revenues in our retail partner business, in which we sell merchandise from manufacturers, distributors and other suppliers primarily through our Website. Under current FASB standards, we recognize revenue from the majority of these sales transactions on a gross basis. If our adoption of the new standards requires us to recognize net, rather than gross, revenue from the same types of sales for which we currently recognize gross revenue, our future revenue would be substantially lower than it would be under the current standards, which could have a material adverse effect on our financial results and business.
Our income tax provisions and the amounts we reserve for tax contingencies are estimates and are subject to variations and adjustments. The amounts we ultimately pay may exceed the amounts estimated or accrued.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, relative changes of expenses or losses for which tax benefits are not recognized, changes in how we do business, fluctuations in our stock price, and changes in law, regulations, and administrative practices. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is relatively low. We are subject to audits by a number of tax authorities. The timing of the resolution of income, sales and other tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts we have accrued. It is possible that within the next 12 months we will receive additional assessments by various tax authorities or reach resolution of tax examinations in one or more jurisdictions. These assessments or settlements may result in changes to our contingencies related to positions on prior years' tax filings and may result in increases to amounts we have accrued. The volatility of our quarterly tax provision, the resolution of matters related to our tax contingencies, and establishment of or increases to any such accruals could have a material adverse effect on our financial results and business.

We have significant deferred tax assets, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could adversely affect our operating results.
From our inception to December 31, 2013, we established a valuation allowance for our deferred tax assets, primarily due to realized losses and uncertainty regarding our future taxable income. Determining whether a valuation allowance for deferred tax assets is appropriate requires significant judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the sufficiency of, a valuation allowance against deferred tax assets. We have historically recorded valuation allowances against deferred tax assets related to net operating losses and credits generated in domestic and foreign separate filing jurisdictions and capital losses. At June 30, 2017, based on the weight of all the positive and negative evidence (primarily our estimate of future taxable income and prudent and feasible tax planning strategies), we concluded that it was not more likely than not that we would realize the benefits of certain state tax credits, and we established a valuation allowance for these tax credits. Our estimates of future taxable income are based primarily on historical performance, but also include estimates and assumptions and external data, some of which are subject to significant judgment. If our actual taxable income differs significantly from our estimates, we may need to establish a valuation allowance for more or all of our deferred tax assets, which could have a material adverse effect on our financial results and business.

The businesses that we are pursuing through our Medici initiatives are novel and subject to technical, operational, financial, regulatory, legal, reputational and marketing risks.
In August 2015, we acquired the assets and business of a financial technology ("fintech") company and in January 2016, we acquired two registered broker dealers (our "broker dealer subsidiaries") that were affiliated with the fintech company. We have limited experience with the operation of fintech companies or of broker dealers. We have recently issued publicly-traded securities traded exclusively on a registered alternative trading system operated by one of our majority-owned broker dealer subsidiaries, the ownership of which is tracked on a distributed ledger. We are also working on other potential financial applications of distributed ledger, or blockchain, technology. All of these are areas in which we do not have substantial experience, and all of them are subject to the risks of new and novel businesses, including technical, operational, financial, regulatory, legal and reputational risks, as well as the risk that we may be unable to market, license or sell our technology successfully or profitably. The occurrence of any such risks could have a material adverse effect on our financial results and business.
We may be required to write off amounts relating to our investments in startup businesses.
At June 30, 2017, we had invested approximately $18.7 million in several companies that are in the startup or development stages. During Q1 2017 and Q3 2016, we recognized impairment losses of $4.5 million and $2.9 million, respectively, on our investments, which decreased the carrying amount of our investments to approximately $11.3 million at June 30, 2017. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Additionally, since several of our investments are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, we have no assurance that the technology or products of our investees would be successful, even if they were brought to market. We may write off additional amounts related to these investments, and any such write-offs could be material. Any of the foregoing could have a material adverse effect on our financial results and business.
The registered broker dealers we acquired are subject to extensive regulation.
The broker dealers we acquired in January 2016 are subject to regulation, examination and disciplinary action by the SEC, the Financial Industry Regulatory Authority ("FINRA") and state securities regulators, as well as other governmental authorities and self-regulatory organizations ("SROs") with which they are registered or licensed or of which they are members. The broker dealers are also subject to rules and regulations relating to the prevention and detection of money laundering, privacy and data protection laws and regulations, and substantial other regulatory requirements. Any failure to comply with all applicable regulations, and any regulatory proceeding or civil or criminal action against any of the broker dealers that we have acquired, or any of their associated persons, could have a material adverse effect on our financial results and business. Further, any failure to identify and successfully manage conflicts of interest or to implement appropriate policies or procedures could subject the broker dealers or us to disciplinary sanctions or litigation or could harm our reputation. Any of the foregoing could have a material adverse effect on our financial results and business.

Our investment in Bitt Inc. may expose us to additional risks.
In 2016, we acquired an equity interest in Bitt, Inc., a startup company based in Barbados, that is pursuing a variety of digital currency transfer and payment businesses in the Caribbean. Virtually every state in the U.S. regulates money transmitters and money services businesses. In some states the licensing requirements and regulations expressly cover companies engaged in digital currency activities; in other states it is not clear whether or how the existing laws and regulations apply to digital currency activities. Further, U.S. federal law requires registration of most such businesses with the Financial Crimes Enforcement Network ("FinCEN"). These licenses and registrations subject companies to various anti-money laundering, know-your-customer, record-keeping, reporting and capital and bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies. Under U.S. federal law, it is a crime for a person, entity or business that is required to be registered with FinCEN or licensed in any state to fail to do so, even if the person, entity or business was unaware of the licensing requirement. Further, under U.S. federal law, anyone who owns all or part of an unlicensed money transmitting business may be subject to civil and criminal penalties. The business in which we have invested has represented to us that it has not taken any action that could subject it to registration with FinCEN or to the licensing requirements in any state and has agreed that it will not do so until it has become properly licensed in all required states and registered with FinCEN. However, if the business makes an error, even inadvertently, we could be subject to potential civil and criminal penalties as a result. Any such penalties, or even the allegation of criminal or other illegal activities, could have a material adverse effect on us and on our financial results and business. Further, all of our foreign business activities expose us to a variety of risks, including risks under the Foreign Corrupt Practices Act.
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
Acquisitions we have made and may make will increase costs and regulatory and integration risks.

From time to time we have acquired other businesses and in the future we may acquire other businesses. Integrating an acquired business involves a number of risks and financial, managerial and operational challenges. We have incurred significant expenses in connection with acquisitions we have made in the past, and expect to incur additional expenses in connection with those acquisitions or in connection with other acquisitions we may make in the future. Our profitability has been and may continue to be adversely affected by such acquisitions. Further, acquisitions may also create a need for additional accounting, tax, compliance, documentation, risk management and internal control procedures, and may require us to hire additional personnel to implement, perform and/or monitor such procedures. To the extent our procedures are not adequate to appropriately implement, perform and/or monitor all necessary procedures relating to any new or expanded business, we could be exposed to a material loss or regulatory sanction. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

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
In January 2014, we began accepting bitcoin as a form of payment for purchases on our Website. Bitcoin is not considered legal tender or backed by any government, and it has experienced price volatility, technological glitches and various law enforcement and regulatory interventions. In September 2014, we began accepting bitcoin internationally. The use of cryptocurrency such as bitcoin has been prohibited or effectively prohibited in some countries. We also accept or plan to accept other cryptocurrencies for sales to customers in the United States and internationally. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. From time to time we also hold bitcoin and other cryptocurrencies directly, and we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrencies we hold. The uncertainties regarding legal and regulatory requirements relating to cryptocurrencies or transactions utilizing cryptocurrencies, as well as potential accounting and tax issues, or other requirements relating to cryptocurrencies could have a material adverse effect on our financial results and business.
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
Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. Changes in the roles and responsibilities of members of management or the loss of the services of any of our executive officers or other key employees for any reason could harm our business. Members of senior management or key employees may need to take a leave of absence for medical or other reasons. In 2013 our Chief Executive Officer and then Chairman of the Board, Dr. Patrick M. Byrne, took a two-month leave of absence for medical reasons, and in 2016 he took a three-month leave of absence for medical reasons. We do not have employment agreements with any of our key personnel and we do not maintain "key person" life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense. Our failure to attract and retain the necessary personnel could have a material adverse effect on our financial results and business.
Mobile commerce is becoming increasingly significant to us.
Mobile commerce is becoming increasingly significant to us. Customers who use mobile devices may behave differently from our other customers. If we fail to successfully develop market, and maintain our mobile app, or if we fail to keep up with mobile technology or otherwise fail to adapt to the changing mobile environment, it could have a material adverse effect on our business.
Changes we are making to Club O or our loss of Club O Gold members could adversely affect us.
We recently have made changes and are planning additional changes to our Club O offerings. For example, in Q4 2016 we discontinued rewards on the Club O Silver program. Such changes could cause confusion among our customers. Because our Club O Gold members tend to be particularly valuable customers, a loss of a significant number of them would have an adverse effect on us. Further, if we fail to successfully implement the changes we are planning or otherwise fail to develop and market our Club O offerings, it could have a material adverse effect on our business.
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

We are partially self-insured with respect to our employees' health insurance. If the actual costs of these claims exceed the amounts we have reserved for them, we would incur additional expense.
Beginning January 1, 2017, we are partially self-insured with respect to our employees' health insurance, except to the extent of stop-loss coverage that limits our losses both on a per employee basis and an aggregate basis. The actual costs of our employees' health insurance claims could exceed our estimates of those costs for a number of reasons, including more claims or larger claims than we expect, and increases in the costs of healthcare generally. If the actual cost of our employees' health insurance claims and related expenses exceeds the amounts we have accrued, we may be required to record additional charges for these claims and/or to establish additional reserves, which could have a material adverse effect on our financial results and business.
Risks Related Primarily to our Common Stock and Other Securities
(Holders of, and potential investors in, our Series A Preferred Stock should also read "Additional Risks Related Primarily to our Series A Preferred Stock," and "Additional Risks Related to our Series A Preferred Stock and our Series B Preferred Stock," below.)
(Holders of, and potential investors in, our Series B Preferred Stock should also read "Additional Risks Related to our Series A Preferred Stock and our Series B Preferred Stock," below.)
The issuance of our Series A Preferred Stock and our Series B Preferred Stock could adversely affect the holders of our common stock in some circumstances.
In December 2016, we issued shares of our Blockchain Voting Series A Preferred Stock (the "Series A Preferred") and our Voting Series B Preferred Stock (the "Series B Preferred," and together with the Series A Preferred, collectively sometimes called the "Preferred Stock") in a registered rights offering (the "rights offering"). The Preferred Stock could adversely affect the holders of our common stock in some circumstances. Except as required by law, the Preferred Stock votes with the common stock on all matters submitted to a vote of the common stock, with holders of the Preferred Stock having one vote for each share of Preferred Stock held. As of June 30, 2017, the 695,898 issued shares of Preferred Stock constituted approximately 2.7% of the total number of shares of the Preferred Stock and the common stock, taken together. The Preferred Stock ranks senior to the common stock with respect to dividends. Holders of the Preferred Stock will be entitled to an annual cash dividend equal to $0.16 per share of Preferred Stock, in preference to any dividend payment to the holders of the common stock. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in any non-cash dividends we pay to holders of the common stock, subject to different treatment if we effect a stock dividend, stock split or combination of the common stock. The Preferred Stock will rank on a parity with the common stock with respect to rights upon our liquidation, winding up or dissolution. If we are a party to any merger or consolidation in which the common stock is changed into or exchanged for stock or other securities of any other person (or the Company) or cash or any other property (or a right to receive the foregoing), we will be required to use all commercially reasonable efforts to cause each outstanding share of the Preferred Stock to be treated as if such share were an additional outstanding share of common stock in connection with any such transaction. Any of the foregoing could have a material adverse effect on the holders of the common stock.
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

•	mean that directors may be removed by the affirmative vote of the holders of the outstanding shares of common stock only "for cause;"
•	authorize the issuance of "blank check" preferred stock that our board could use to implement a stockholder rights plan (also known as a "poison pill");
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•
establish advance notice requirements, including specific requirements as to the timing, form and content of a stockholder's notice, for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;

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

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years following the date the person became an interested stockholder, subject to certain exceptions.
Our board of directors could accelerate the vesting of outstanding restricted stock units upon a sale of the company or otherwise, which could result in an increase in the number of shares outstanding.
Our board has granted, and in the future expects to make additional grants, of restricted stock units ("RSUs") to certain of our employees and directors. Upon vesting, one share of our common stock is issued for every RSU held. Under the terms of these grants, the board could determine to accelerate the vesting of RSUs in the event of a sale of our company or otherwise, which would result in an increase in the number of shares outstanding, and would dilute shareholders' ownership of our company. Although the number of RSUs outstanding changes frequently, the aggregate amount outstanding as of June 30, 2017 was approximately 2.2% of the number of shares of common stock outstanding.
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

Trades in publicly traded securities currently generally take place through the continuous net settlement system operated by The Depositary Trust Company ("DTC"). The Series A Preferred does not trade or settle through the system operated by the DTC. Instead, shares of Series A Preferred trade exclusively on a registered alternative trading system (the "PRO Securities ATS") operated by our indirect majority-owned subsidiary PRO Securities LLC ("PRO Securities") utilizing technology known as the tØ Issuance and Trading Platform (the "tØ Platform"). Shares of Series A Preferred can be held only in an online brokerage account with Keystone Capital Corporation ("Keystone"). Unlike trades through the system operated by the DTC, trades of the Series A Preferred settle on the trade date. The tØ Platform is a recent development, licensed by PRO Securities from our majority-owned subsidiary tØ.com, Inc. ("tØ.com"), and the tØ Platform had not been tested with public trading of digital securities prior to the closing of the offering of the Series A Preferred in December 2016. Consequently, investors in the Series A Preferred bear the risks of investing in a novel type of security that trades exclusively on a novel type of trading platform and that is subject to a number of unusual restrictions, as well as the risks of investing in our business. Any failure of the PRO Securities ATS or of the tØ Platform to perform as expected could have a material adverse effect on holders' ability to sell the Series A Preferred.
The Series A Preferred is not and will not be listed on any securities exchange, and prior to the rights offering there was no trading market for the Series A Preferred and an active trading market may not develop.
The Series A Preferred is a new issue of securities that may be traded only on an unprecedented trading platform. Prior to the rights offering there was no established trading market for the Series A Preferred, and no digital security had ever been publicly traded on the PRO Securities ATS or utilizing the tØ Platform. As of June 30, 2017 only 131 persons had open online brokerage accounts with Keystone for the purpose of acquiring and holding shares of Series A Preferred, including persons who opened accounts in order to participate in the rights offering, and only ten trades in the Series A Preferred had taken place since the closing of the rights offering in December 2016. The Series A Preferred is not and will not be listed on any securities exchange or any other market of any kind, other than the PRO Securities ATS utilizing the tØ Platform. Even if a trading market for the Series A Preferred does develop on the PRO Securities ATS utilizing the tØ Platform, the depth and liquidity of that market and the ability of the holders to sell the Series A Preferred may nevertheless be very limited, which may have a material adverse effect on holders of the Series A Preferred.
The technology on which the tØ Platform depends has been developed by our majority-owned subsidiary, tØ.com, and is licensed by its subsidiary, PRO Securities, and the Series A Preferred depends on both tØ.com and on PRO Securities, neither of which has substantial resources.
tØ.com is a majority-owned subsidiary of ours and owns 100% of the equity interest in PRO Securities. tØ.com licenses the tØ Platform to PRO Securities, and PRO Securities operates the PRO Securities ATS. tØ.com also licenses the tØ Platform to the Company for the Company's use in connection with the Series A Preferred. Neither tØ.com nor PRO Securities has substantial resources. PRO Securities had net capital of approximately $27,016 at June 30, 2017. Neither tØ.com nor PRO Securities has any legally binding commitment from any person, including the Company, to contribute additional capital or to make any loan to either of them. If any one or more of the Company, tØ.com or PRO Securities were unable to fund its operations in the future, or if any one or more of them were to become the subject of a bankruptcy or other insolvency proceeding, PRO Securities might be unable to continue to operate the tØ Platform, and the Series A Preferred could be materially adversely affected. In any such event, holders of our capital stock, including the Series A Preferred, could lose their entire investment in our capital stock, including all amounts invested in the Series A Preferred.
The requirement that each prospective purchaser of Series A Preferred open and maintain an online brokerage account with Keystone limits the number of potential purchasers.
In order to trade in the Series A Preferred, a prospective purchaser is required to open an online brokerage account with Keystone Capital Corporation ("Keystone"), and it is possible that very few prospective purchasers will ever do so. Consequently, we expect liquidity in the Series A Preferred to be very limited, which could have a material adverse effect on holders' ability to trade the Series A Preferred.
Accounts for the Series A Preferred are held directly in the customer's name, rather than in "street name."
Each investor in the Series A Preferred is required to open an online brokerage account in his, her or its name with Keystone. Investors cannot hold their Series A Preferred in "street name." The Series A Preferred shares are directly recorded on our stockholder books and records maintained by Computershare Trust Company, N.A. ("Computershare"). We expect that many potential investors will not hold securities in their own names and therefore will not invest in the Series A Preferred. In addition, as a result of this requirement, individual retirement accounts and other fiduciary or nominee accounts including 401

(k) accounts are unable to acquire shares of Series A Preferred (although custodial accounts for minors are permitted if the custodian would qualify to purchase shares of Series A Preferred on its own behalf, subject to certain restrictions). We expect that these limitations will further limit liquidity in the Series A Preferred, and the limitations may have a material adverse effect on the development of any trading market in the Series A Preferred.
The complete trading history of each digital wallet is available to the general public and it may be possible for members of the public to determine the identity of the holders of wallets.
The tØ Platform makes trade data publicly available shortly after each trade. Although the trade data that the tØ Platform makes publicly available is anonymous, the publicly available information includes the digital wallet address (the location where records of transactions and balances involving the series A Preferred are stored) of each holder transacting in Series A Preferred, and the entire trading history of each digital wallet (including the number of securities traded by each digital wallet, the price of each trade and the balance of the securities held in each digital wallet). As a result, the trading history of each digital wallet is available to the general public. It may be possible for members of the public to determine the identity of the holders of certain wallets based on the information that the tØ Platform makes publicly available and other publicly available information, including any ownership reports required to be filed with the SEC regarding the Series A Preferred. In addition, under Delaware law stockholders have certain rights to inspect and copy a corporation's stock ledger and a list of its stockholders. Delaware law also requires the Company to make lists of its stockholders, including the number of shares held, available for inspection by stockholders of the Company in connection with stockholder meetings. These lists disclose the identity of stockholders of record. Because all holders of the Series A Preferred are holders of record, all of them are subject to the risk of loss of their anonymity. Potential investors who desire to execute their trades in relative anonymity may find these aspects of the tØ Platform unattractive, which may further limit liquidity in the Series A Preferred, and may have a material adverse effect on the development of any trading market in the Series A Preferred.

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
The Series A Preferred depends on the continuing business operations of both Keystone and Electronic Transaction Clearing, Inc. ("ETC"). Keystone is the only broker dealer authorized to provide the accounts required to acquire, hold and trade shares of Series A Preferred, and ETC is the clearing broker for Keystone with respect to the Series A Preferred. Any failure of either Keystone or ETC to continue operating its business in the ordinary course or to satisfactorily perform their respective obligations could require PRO Securities to engage a substitute broker dealer to perform the functions we expect Keystone to perform, and Keystone or such substitute broker dealer might need to engage a substitute clearing broker. PRO Securities or Keystone may not be able to do so on a timely basis or at all. A transition from Keystone to a replacement broker dealer or from ETC to a replacement clearing broker would be a lengthy process, during which time it would be impossible to trade Series A Preferred.
A violation of privacy or data protection laws could have a material adverse effect on PRO Securities, tØ.com or other entities, the tØ Platform and the Series A Preferred.
PRO Securities, tØ.com and other entities relevant to the operation of the PRO Securities ATS utilizing the tØ Platform, including Keystone, ETC and Computershare, are subject to applicable privacy and data protection laws and regulations. Any violations of laws and regulations relating to the safeguarding of private information could subject us or any of them to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect the ability of PRO Securities to operate the PRO Securities ATS or to use the tØ Platform, either of which could have a material adverse effect on holders' ability to trade Series A Preferred.
PRO Securities, tØ.com, the PRO Securities ATS, the tØ Platform and the other entities relevant to the operation of the PRO Securities ATS are subject to cyberattacks, security risks and risks of security breaches.
PRO Securities, tØ.com, the PRO Securities ATS, the tØ Platform and the other entities relevant to the operation of the PRO Securities ATS utilizing the tØ Platform, including Keystone, ETC and Computershare, are all subject to cyberattacks, security risks and risks of security breaches. An attack on any of them or a breach of security of any of them could result in a loss of private data, unauthorized trades, and an interruption of trading for an extended period of time. Any such attack or breach could adversely affect the ability of PRO Securities to operate the PRO Securities ATS or to utilize the tØ Platform, or both, any of which could have a material adverse effect on holders' ability to trade the Series A Preferred. Any breach of data security that compromises the security of any of the private digital keys used to authorize or validate transaction orders, or that enables any unauthorized person to generate any of the private digital keys, could result in unauthorized trades and would have a material adverse effect on the Series A Preferred. Because trades on the PRO Securities ATS utilizing the tØ Platform settle on the trade date, it could be impossible to correct unauthorized trades.
In the event of the insolvency of Keystone or ETC, the Securities Investor Protection Corporation would be unable to cause the return of shares of Series A Preferred until a substitute for Keystone or ETC, as applicable, was in place.
The Securities Investor Protection Corporation ("SIPC") oversees the liquidation of member broker dealers that close when the broker dealer is bankrupt or in financial trouble, and customer assets are missing. In a liquidation under the Securities Investor Protection Act, SIPC and a court-appointed trustee typically work to return customers' securities and cash. Within limits, SIPC expedites the return of missing customer property by protecting each customer up to $500,000 for securities and cash (including a $250,000 limit for cash only). If Keystone or ETC were to become insolvent, the structure of the trading system for the Series A Preferred could cause delays in the return of Series A Preferred until a substitute for Keystone or ETC, as applicable, was in place, which could have a material adverse effect on holders of Series A Preferred.
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
Trades on the PRO Securities ATS utilizing the tØ Platform settle on the trade date rather than on the current three-day (T+3) basis or the two-day (T+2) basis expected to begin in September 2017. This may make it impossible to correct trading errors that might have been corrected prior to settlement under a T+3 or T+2 system. Consequently, persons acquiring shares of Series A Preferred must accept the risk that correction of any trading errors may be impossible. The occurrence of any such trading error could have a material adverse effect on any affected holder of Series A Preferred. Further, in the future ETC's custody and settlement systems may be able to move funds between customer accounts in near real-time after order executions are recorded by the PRO Securities ATS on the electronic data store in which the ownership and transfer of the Series A Preferred are recorded (the "Proprietary Ledger"), which could result in near-real time settlement. Near-real time settlement would further increase the risk that correction of trading errors may be impossible, and could have a material adverse effect on any affected holder of Series A Preferred.
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
Trading in the Series A Preferred depends on the operation and functionality of the PRO Securities ATS, on tØ.com's proprietary tØ Platform and on the Proprietary Ledger.
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
The potential application of U.S. laws regarding virtual currencies and money transmission to PRO Securities' use of the Bitcoin blockchain is unclear.
Existing state and federal laws applicable to various activities of persons exchanging or otherwise using virtual currencies, in some cases expressly including Bitcoin, impose prohibitions and require licensing or registration requirements and impose substantive regulations on such persons. Many more states impose licensing and substantive regulation on persons engaging in various activities relating to money transmission, some of which do or may apply to the transmission of virtual currencies such as Bitcoin. The failure to be properly licensed and registered if required under any of these state or federal laws can be a criminal offense. The tØ Platform uses the Bitcoin blockchain for the purpose of enabling members of the public to confirm that the public copies of the Proprietary Ledger have not been altered. The tØ Platform does not use the Bitcoin blockchain for any purpose of transmitting value and does not transmit Bitcoin to any third party; rather, the tØ Platform simply transmits nominal amounts of Bitcoin to itself in order to embed data relating to Series A Preferred transactions into the Bitcoin blockchain. None of the parties involved in the operation of the tØ Platform is licensed under the virtual currency or money transmission regulations of any state in the United States or registered with the Financial Crimes Enforcement Network ("FinCEN") of the U.S. Department of the Treasury. Although we do not believe that the operation of the tØ Platform requires such licensing or registration, if any regulatory authority were to assert otherwise, it could have a material adverse effect on the ability of the parties involved in the operation of the tØ Platform to publish Series A Preferred trade data to the Bitcoin blockchain, which could have a material adverse effect on the holders of the Series A Preferred.
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
The restrictions on the tax reporting of holder's cost basis in shares of Series A Preferred will not allow normal tax planning in the sale of shares of Series A Preferred, and may result in disadvantageous tax consequences to a seller of Series A Preferred.
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
Most securities that are publicly traded in the United States have one or more broker dealers acting as "market makers" for the security. A market maker is a firm that stands ready to buy and sell the security on a regular and continuous basis at publicly quoted prices. Currently, to our knowledge, there is only one market maker in the Series B Preferred. Further, we do not believe that the Series A Preferred will ever have any market makers. We expect the lack of market makers to contribute to a lack of liquidity in the Series A Preferred and in the Series B Preferred, which could have a material adverse effect on holders' ability to trade either of them.
Rule 144 will not be available for resales of "restricted shares" of Series A Preferred, and Rule 144 volume limitations on resales of Series B Preferred would be very low.
Persons, including non-affiliates of a public company such as the Company, who acquire shares directly or indirectly from the public company, or from an affiliate of the public company, in a transaction or chain of transactions not involving any public offering, acquire "restricted shares" for purposes of Rule 144. Although Rule 144 permits public sales of "restricted shares" subject to certain conditions, we do not expect Rule 144 ever to be available for any sales of Series A Preferred. Because all of the shares of Series A Preferred and Series B Preferred were issued in a registered public offering, and because we expect to register the resale of shares of Series A Preferred and Series B Preferred by our affiliates, we do not anticipate that any outstanding shares of Series A Preferred or Series B Preferred will be "restricted" for purposes of Rule 144. However, any person who acquires any shares of Series A Preferred or Series B Preferred in any manner described in the definition of "restricted securities" in Rule 144, will acquire "restricted" shares. We do not expect Rule 144 ever to be available for public resales of any shares of Series A Preferred, and the sale of any such shares may be difficult or impossible. Further, because of the limited number of shares of Series B Preferred outstanding, sales of Series B Preferred under Rule 144 may also be severely limited.
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
The trading prices of the Series A Preferred and the Series B Preferred may be substantially lower than the trading price of our common stock at any time. The market for the Series B Preferred is expected to have substantially less liquidity than the market for our common stock, which is traded on the Nasdaq Global Market, and the market for the Series A Preferred may be even more limited. The Series B Preferred trades in the over-the-counter market rather than on any securities exchange, and the Series A Preferred trades exclusively on the PRO Securities ATS utilizing the tØ Platform, which is a closed trading platform that had not experienced public trading in any security prior to the issuance of the Series A Preferred. Consequently, the trading prices of the Series A Preferred and the Series B Preferred may both be substantially lower than the trading price of our common stock, which could have a material adverse effect on holders of Series A Preferred and holders of Series B Preferred. On June 23, 2017, OTC Markets Group, Inc. announced that the Series B Preferred quotations had been moved from the OTCQB® Venture Market to the OTCQX® Best Market; however, the change may not result in improved liquidity in the Series B Preferred, and in any case the Series B Preferred may fail to qualify for the OTCQX in the future.
Holders of Series A Preferred and/or Series B Preferred have no rights with respect to our common stock, but they may be adversely affected by certain events or changes made with respect to our common stock.
Holders of our Series A Preferred and our Series B Preferred have no rights with respect to our common stock, and no right to convert their Series A Preferred or Series B Preferred into shares of common stock or to exchange their Series A Preferred or Series B Preferred for shares of common stock, except that such holders have the right to vote with the common stock (together with the holders of the other series of Preferred Stock) on any matter submitted to a vote of the holders of the common stock, the right to receive payments upon liquidation with the holders of the common stock (together with the holders of the other series of Preferred Stock) and the right to receive dividends (together with the holders of the other series of

Preferred Stock) in preference to the holders of the common stock and to participate in cash dividends, if any, paid on the common stock. Holders of Preferred Stock do not have other rights of the holders of the common stock, including the right to respond to common stock tender offers, if any, and their investment in the Series A Preferred and/or the Series B Preferred may be materially negatively affected by any such event. Holders' lack of any such rights, or the occurrence of any such event, could have a material adverse effect on holders of Series A Preferred and holders of Series B Preferred.
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
Voting rights of holders of Preferred Stock generally will be limited to voting together with the holders of the common stock as a single class. Neither the holders of the Series A Preferred nor the holders of the Series B Preferred have any right by themselves, either together or as separate classes, to elect any members of our board of directors. As of June 30, 2017, the 695,898 shares of Preferred Stock outstanding represented approximately 2.7% of the combined voting power of the Series A Preferred, the Series B Preferred and the common stock, voting together as a single class. If an amendment requiring stockholder approval is proposed to our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws, the holders of the Series A Preferred and the holders of the Series B Preferred will vote together with the holders of the common stock as a single class, but neither the holders of the Series A Preferred nor the holders of the Series B Preferred will be entitled to a class vote on the amendment, unless the proposed amendment would adversely affect the special rights, preferences, privileges and voting powers of the Series A Preferred or Series B Preferred, respectively. Holders' limited voting rights and any of the foregoing events could have a material adverse effect on holders of Series A Preferred and holders of Series B.
The Series A Preferred and the Series B Preferred rank junior to all of our and our subsidiaries' liabilities, as well as the capital stock of our subsidiaries held by third parties, in the event of a bankruptcy, liquidation or winding up of our or our subsidiaries' business.
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

None.

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

In December 2016, we issued a total of 695,898 shares of our preferred stock (the "Preferred Stock"). The Preferred Stock ranks senior to our common stock with respect to dividends. Holders of the Preferred Stock are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our board of directors. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
	*4.1	Amendment No. 2 to Registration Rights Agreement effective June 10, 2017 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and in his representative capacity.
	10.1	Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2017 (File No. 000-49799)).
	*31.1	Exhibit 31.1 Certification of Chief Executive Officer
	*31.2	Exhibit 31.2 Certification of Chief Financial Officer
	*32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	*32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements.

______________________________________
* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 3, 2017	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management (Principal Financial Officer and Principal Accounting Officer)