Form 10-Q
period 2017-09-30
OVERSTOCK.COM, INC
filed 2017-11-08
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017

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

There were 25,023,328 shares of the Registrant's common stock, par value $0.0001, outstanding on November 3, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$92,266	$183,098
Restricted cash	562	430
Accounts receivable, net	24,328	28,142
Inventories, net	13,562	18,937
Prepaid inventories, net	1,766	2,112
Prepaids and other current assets	18,498	11,654
Total current assets	150,982	244,373
Fixed assets, net	131,981	134,552
Precious metals	250	9,946
Deferred tax assets, net	74,250	56,266
Intangible assets, net	8,288	10,913
Goodwill	14,698	14,698
Other long-term assets, net	14,992	14,328
Total assets	$395,441	$485,076
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,543	$106,337
Accrued liabilities	58,784	96,216
Deferred revenue	41,505	41,780
Finance obligations, current	3,326	3,256
Other current liabilities, net	1,507	1,627
Total current liabilities	175,665	249,216
Long-term debt, net	43,406	44,179
Finance obligations, non-current	9,325	11,831
Other long-term liabilities	7,159	6,890
Total liabilities	235,555	312,116
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A, issued and outstanding - 127 and 127	—	—
Series B, issued and outstanding - 555 and 569	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 28,149 and 27,895
Outstanding shares - 25,017 and 25,432	3	3
Additional paid-in capital	387,195	383,348
Accumulated deficit	(158,893)	(153,898)
Accumulated other comprehensive loss	(1,420)	(1,540)
Treasury stock:
Shares at cost - 3,132 and 2,463	(63,691)	(52,587)
Equity attributable to stockholders of Overstock.com, Inc.	163,194	175,326
Equity attributable to noncontrolling interests	(3,308)	(2,366)
Total equity	159,886	172,960
Total liabilities and stockholders’ equity	$395,441	$485,076
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue, net
Direct	$19,645	$24,620	$64,572	$75,901
Partner and other	404,362	416,944	1,223,894	1,197,880
Total net revenue	424,007	441,564	1,288,466	1,273,781
Cost of goods sold
Direct(1)	19,577	23,955	61,687	72,459
Partner and other	320,755	337,893	972,026	967,977
Total cost of goods sold	340,332	361,848	1,033,713	1,040,436
Gross profit	83,675	79,716	254,753	233,345
Operating expenses:
Sales and marketing(1)	45,153	34,707	126,068	99,516
Technology(1)	28,746	26,739	85,982	78,249
General and administrative(1)	21,651	23,317	66,622	67,843
Litigation settlement	—	—	—	(19,520)
Total operating expenses	95,550	84,763	278,672	226,088
Operating income (loss)	(11,875)	(5,047)	(23,919)	7,257
Interest income	189	73	450	228
Interest expense	(713)	(212)	(2,139)	(219)
Other income, net	5,882	1,251	2,751	9,399
Income (loss) before income taxes	(6,517)	(3,935)	(22,857)	16,665
Provision (benefit) for income taxes	(5,412)	(543)	(7,727)	8,178
Consolidated net income (loss)	$(1,105)	$(3,392)	$(15,130)	$8,487
Less: Net loss attributable to noncontrolling interests	(319)	(294)	(942)	(940)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(786)	$(3,098)	$(14,188)	$9,427
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.03)	$(0.12)	$(0.55)	$0.37
Weighted average common shares outstanding—basic	25,003	25,356	25,024	25,326
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$(0.03)	$(0.12)	$(0.55)	$0.37
Weighted average common shares outstanding—diluted	25,003	25,356	25,024	25,388
________________________________________

(1) Includes stock-based compensation as follows (Note 8):
Cost of goods sold — direct	$46	$69	$134	$200
Sales and marketing	109	102	318	234
Technology	166	210	476	615
General and administrative	703	1,009	2,081	3,056
Total	$1,024	$1,390	$3,009	$4,105
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Consolidated net income (loss)	$(1,105)	$(3,392)	$(15,130)	$8,487
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of benefit (expense) for taxes of $(31), $(346), $(71), and $718	52	(64)	120	(1,624)
Other comprehensive income (loss)	52	(64)	120	(1,624)
Comprehensive income (loss)	$(1,053)	$(3,456)	$(15,010)	$6,863
Less: Comprehensive loss attributable to noncontrolling interests	(319)	(294)	(942)	(940)
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$(734)	$(3,162)	$(14,068)	$7,803

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Nine months ended September 30, 2017
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	27,895
Common stock issued upon vesting of restricted stock	202
Exercise of stock options	38
Conversion of preferred shares	14
Balance at end of period	28,149

Number of treasury stock shares
Balance at beginning of period	2,463
Purchases of treasury stock	669
Balance at end of period	3,132
Total number of outstanding shares	25,017

Common stock	$3

Number of Series A preferred shares issued and outstanding	127

Number of Series B preferred shares issued and outstanding
Balance at beginning of period	569
Conversion of preferred shares	(14)
Balance at end of period	555

Preferred stock	$—

Additional paid-in capital
Balance at beginning of period	$383,348
Stock-based compensation to employees and directors	3,009
Exercise of stock options	654
Conversion of preferred shares	181
Issuance of stock warrants	3
Balance at end of period	$387,195

Accumulated deficit
Balance at beginning of period	$(153,898)
Cumulative effect of change in accounting principle	9,374
Net loss attributable to stockholders of Overstock.com, Inc.	(14,188)
Conversion of preferred shares	(181)
Balance at end of period	$(158,893)

Accumulated other comprehensive loss
Balance at beginning of period	$(1,540)
Net other comprehensive income	120
Balance at end of period	$(1,420)

Treasury stock
Balance at beginning of period	$(52,587)
Purchases of treasury stock	(11,104)
Balance at end of period	(63,691)
Total equity attributable to stockholders of Overstock.com, Inc.	$163,194

Equity attributable to noncontrolling interests
Balance at beginning of period	$(2,366)
Net loss attributable to noncontrolling interests	(942)
Total equity attributable to noncontrolling interests	$(3,308)

Total equity	$159,886
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,		Twelve months ended September 30,
	2017	2016	2017	2016
Cash flows from operating activities:
Consolidated net income (loss)	$(15,130)	$8,487	$(12,369)	$8,350
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of fixed assets	21,895	19,710	29,468	26,729
Amortization of intangible assets	2,839	3,193	3,614	3,444
Stock-based compensation to employees and directors	3,009	4,105	3,795	5,054
Deferred income taxes, net	(8,682)	6,688	(7,651)	4,701
(Gain) loss on investment in precious metals	(1,907)	—	(2,108)	521
Gain on sale of cryptocurrencies	(845)	—	(845)	—
Impairment of cost method investment	4,500	2,850	4,500	2,850
Termination costs of cryptobond financing	—	—	—	850
Other	420	207	569	212
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(207)	—	(207)	—
Accounts receivable, net	3,814	(2,909)	(3,283)	(2,108)
Inventories, net	5,375	4,325	2,155	7,489
Prepaid inventories, net	346	(226)	(229)	(259)
Prepaids and other current assets	(6,296)	(3,456)	(451)	(1,012)
Other long-term assets, net	(121)	(356)	(551)	(670)
Accounts payable	(35,794)	(40,247)	(14,370)	17,548
Accrued liabilities	(35,831)	(8,678)	(10,217)	4,920
Deferred revenue	(275)	(9,687)	248	(3,896)
Other long-term liabilities	235	555	280	754
Net cash (used in) provided by operating activities	(62,655)	(15,439)	(7,652)	75,477
Cash flows from investing activities:
Proceeds from sale of precious metals	11,603	—	13,213	—
Investment in precious metals	—	—	(1,633)	—
Disbursement of note receivable	(750)	(3,050)	(1,368)	(3,050)
Cost method investments	(2,188)	(4,000)	(2,938)	(4,000)
Equity method investment	(2,000)	—	(2,000)	—
Acquisitions of businesses, net of cash acquired	—	1,220	28	1,192
Expenditures for fixed assets, including internal-use software and website development	(20,873)	(59,382)	(33,772)	(75,514)
Other	(160)	46	(179)	14
Net cash used in investing activities	(14,368)	(65,166)	(28,649)	(81,358)
Cash flows from financing activities:
Paydown on direct financing arrangement	—	(54)	—	(134)
Payments on finance obligations	(2,436)	(1,354)	(2,988)	(1,458)
Payments on interest swap	—	(563)	—	(620)
Proceeds from finance obligations	—	6,075	5,324	11,773
Payments on short-term debt	—	—	—	(750)
Proceeds from long-term debt	—	31,447	4,826	40,935
Payments on long-term debt	(750)	—	(750)	—
Change in restricted cash	75	—	75	75
Proceeds from exercise of stock options	654	—	1,473	—
Proceeds from rights offering, net of offering costs	—	—	7,591	—
Proceeds from issuance of stock warrants	3	—	3	—
Purchase of treasury stock	(11,104)	(737)	(11,207)	(737)
Payment of debt issuance costs	(251)	—	(251)	—
Net cash (used in) provided by financing activities	(13,809)	34,814	4,096	49,084
Net (decrease) increase in cash and cash equivalents	(90,832)	(45,791)	(32,205)	43,203
Cash and cash equivalents, beginning of period	183,098	170,262	124,471	81,268
Cash and cash equivalents, end of period	$92,266	$124,471	$92,266	$124,471

Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Nine months ended September 30,		Twelve months ended September 30,
	2017	2016	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid (net of amounts capitalized)	$1,980	$675	$2,574	$864
Taxes paid	492	1,206	624	1,207
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$618	$9,574	$618	$9,574
Capitalized interest cost	—	117	(12)	157
Change in value of cash flow hedge	(180)	1,780	(2,619)	1,361
Note receivable converted to cost method investment	869	2,850	869	2,850

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its majority-owned subsidiaries, unless the context indicates otherwise.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $40.4 million and $75.2 million at September 30, 2017 and December 31, 2016, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of September 30, 2017 and December 31, 2016 as indicated (in thousands):

p	Fair Value Measurements at September 30, 2017:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$40,390	$40,390	$—	$—
Trading securities held in a "rabbi trust" (1)	70	70	—	—
Total assets	$40,460	$40,460	$—	$—
Liabilities:
Derivatives (2)	$1,609	$—	$1,609	$—
Deferred compensation accrual "rabbi trust" (3)	76	76	—	—
Total liabilities	$1,685	$76	$1,609	$—

	Fair Value Measurements at December 31, 2016:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$75,177	$75,177	$—	$—
Trading securities held in a "rabbi trust" (1)	58	58	—	—
Total assets	$75,235	$75,235	$—	$—
Liabilities:
Derivatives (2)	$1,816	$—	$1,816	$—
Deferred compensation accrual "rabbi trust" (3)	61	61	—	—
Total liabilities	$1,877	$61	$1,816	$—

 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Derivative financial instruments are included in Other current liabilities, net and Other long-term liabilities in the consolidated balance sheets.

(3)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

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

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We maintain an allowance for doubtful accounts receivable based upon our business customers' financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $1.2 million and $2.0 million at September 30, 2017 and December 31, 2016, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At September 30, 2017 and December 31, 2016, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

During the three months ended September 30, 2017 and 2016, we capitalized $2.2 million and $3.2 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $3.9 million and $5.0 million, respectively. During the nine months ended September 30, 2017 and 2016, we capitalized $8.0 million and $13.3 million, respectively, of such costs and had amortization of $12.2 million and $12.7 million for those respective periods.

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of goods sold - direct	$72	$77	$230	$235
Technology	5,940	6,952	18,802	18,755
Sales and marketing	—	29	—	29
General and administrative	974	357	2,863	691
Total depreciation, including internal-use software and website development	$6,986	$7,415	$21,895	$19,710

Total accumulated depreciation of fixed assets was $201.6 million and $180.3 million at September 30, 2017 and December 31, 2016, respectively.

Upon sale or retirement of assets, cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the consolidated statements of operations.

Fixed assets included assets under capital leases and finance obligations of $17.0 million and $21.5 million at September 30, 2017 and December 31, 2016, respectively. Accumulated depreciation related to assets under capital leases and finance obligations was $7.7 million and $8.7 million at September 30, 2017 and December 31, 2016, respectively.

Depreciation expense of assets recorded under capital leases was $1.1 million and $948,000 for the three months ended September 30, 2017 and 2016, respectively, and $3.5 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Cost method investments

At September 30, 2017, we held minority interests (less than 20%) in seven privately held entities, which include PeerNova, Factom, Ripio, SettleMint, IdentityMind, Symbiont, and View. These investments are recognized as cost method investments included in Other long-term assets, net in our consolidated balance sheets. Earnings from the investments are recognized to the extent of dividends received, and we will recognize subsequent impairments to the investment if they are other-than-temporary. We review these investments individually for impairment by evaluating if events or circumstances have occurred that may have a significant adverse effect on their fair value. If such events or circumstances have occurred, we will estimate the fair value of the investment and determine if any decline in the fair value of the investment below its carrying value is other-than-temporary. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by the investee's management. These inputs are classified as Level 3. See Fair value of financial instruments above. Because several of our investees are in the early startup or development stages, these entities are subject to potential changes in cash flows, valuation, and inability to attract new investors which may be necessary for the liquidity needed to support their operations.

The carrying amount of our cost method investments was approximately $6.3 million and $11.8 million at September 30, 2017 and December 31, 2016. We recognized zero and $2.9 million impairment loss on these investments during the three months ended September 30, 2017 and 2016, respectively, and $4.5 million and $2.9 million impairment loss during the nine months ended September 30, 2017 and 2016, respectively. These impairment losses were recorded in Other income, net on the consolidated statements of operations.

Equity method investments

At September 30, 2017, we held minority interests in Bitt and Spera, two privately held entities. We can exercise significant influence, but not control, over the investees. Based on the nature of one of our investments, we have a variable interest. However, because we do not have power to direct the investee's activities and we are not the investee's primary beneficiary, we therefore do not consolidate the investee in our financial statements.

These investments are recognized as equity method investments included in Other long-term assets, net in our consolidated balance sheets. We initially accounted for our investment in Bitt as a cost method investment. During the nine months ended September 30, 2017, we acquired additional representation on the Board of Directors of Bitt, which gave us an ability to exercise significant influence but not control over the investee.

The carrying value of our investments exceeded the amount of underlying equity in net assets of the investees and the difference was primarily related to goodwill and the fair value of its intangible assets. The difference related to intangible assets is amortized over their estimated useful lives. We record our proportionate share of the net income or loss of the investee in Other income, net on the consolidated statements of operations with corresponding adjustments to the carrying value of the investment.

At September 30, 2017, the carrying amount of our equity method investments was approximately $6.0 million, and the difference between the carrying value of this investment and the amount of underlying equity in net assets of the investee was not significant. Our proportionate share of the net income or loss of our equity method investee for the nine months ended September 30, 2017 was not significant.

Noncontrolling interests

tØ.com, Inc. ("tZERO") is a majority owned subsidiary of Overstock, which develops blockchain and fintech technology as part of our Medici blockchain and fintech technology initiatives. During 2016, tZERO completed the acquisition of a financial technology firm and two registered broker dealers, each of which was under common control with the firm from which the financial technology assets were purchased. The former owners of that firm hold noncontrolling interests in tZERO. These transactions are described further in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. The proceeds for the acquisitions were financed by tZERO through a note payable to Overstock that bears interest at a rate that approximates the Federal Funds Rate. tZERO is included in our consolidated financial statements. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

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

Precious metals

Our precious metals consisted of $250,000 in gold at September 30, 2017 and $5.9 million in gold and $4.0 million in silver at December 31, 2016. We store our precious metals at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as an investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Such unrealized gains or losses resulting from changes in the value of these assets are recorded in Other income, net in our consolidated statements of operations. There were no unrealized gains or losses on precious metals during the three and nine months ended September 30, 2017 and 2016.

Gains and losses realized upon sale of precious metals are also recorded in Other income, net in our consolidated statements of operations. Realized gains on sales of precious metals were $1.9 million during the three and nine months ended September 30, 2017. There were no realized gains or losses on sale of precious metals for the three and nine months ended September 30, 2016.

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

We test for impairment of goodwill annually or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the nine months ended September 30, 2017 or the year ended December 31, 2016.

Intangible assets other than goodwill

We capitalize and amortize intangible assets other than goodwill over their estimated useful lives unless such lives are indefinite. Intangible assets other than goodwill acquired separately from third-parties are capitalized at cost while such assets acquired as part of a business combination are capitalized at their acquisition-date fair value. Intangible assets other than goodwill are amortized using the straight-line method of amortization over their useful lives, with the exception of certain intangibles (such as acquired technology, customer relationships, and trade names) which are amortized using an accelerated method of amortization based on cash flows. These assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable as described below under Impairment of long-lived assets.

Intangible assets, net consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Acquired intangible assets	$16,000	$16,000
Intangible assets, other (1)	1,571	1,356
	17,571	17,356
Less: accumulated amortization of intangible assets	(9,283)	(6,443)
Total intangible assets, net	$8,288	$10,913
___________________________________________

(1)	— At September 30, 2017, the weighted average remaining useful life for Intangible assets, other, excluding fully amortized intangible assets, was 3.50 years.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Technology	$905	$699	$2,715	$2,151
Sales and marketing	22	246	62	949
General and administrative	21	27	62	93
Total amortization	$948	$972	$2,839	$3,193

Estimated amortization expense for the next five years is: $900,000 for the remainder of 2017, $2.8 million in 2018, $2.0 million in 2019, $1.3 million in 2020, and $1.0 million in 2021 and thereafter.

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the nine months ended September 30, 2017 or the year ended December 31, 2016.

Cryptocurrencies

We hold cryptocurrency-denominated assets ("cryptocurrencies") such as bitcoin and we include them in Prepaids and other current assets in our consolidated balance sheets. Our cryptocurrencies were $403,000 and $307,000 at September 30, 2017 and December 31, 2016, respectively, and are recorded at the lower of cost or market based on an average unit cost.

On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Such unrealized gains or losses resulting from changes in the value of our cryptocurrencies are recorded in Other income, net in our consolidated statements of operations. There were no significant unrealized gains or losses on cryptocurrencies during the three and nine months ended September 30, 2017 and 2016.

Gains and losses realized upon sale of cryptocurrencies are also recorded in Other income, net in our consolidated statements of operations. Realized gains on sale of cryptocurrencies were $3.6 million during the three and nine months ended September 30, 2017. There were no realized gains or losses on sale of cryptocurrencies during the three and nine months ended September 30, 2016.

Other long-term assets, net

Other long-term assets, net consist primarily of cost and equity method investments (see Cost method investments and Equity method investments above) and related convertible notes and long-term prepaid expenses.

Derivative financial instruments

In 2014, we entered into a loan agreement in connection with the construction of our new corporate headquarters. We began borrowing under the facility in October 2015. Because amounts borrowed on the loan carry a variable LIBOR-based interest rate, we are affected by changes in certain market conditions. These changes in market conditions may adversely impact our financial performance, and as such, we use derivatives as a risk management tool to mitigate the potential impact of these changes. We do not enter into derivatives for speculative or trading purposes. The primary market risk we manage through the use of derivative instruments is interest rate risk on the amounts we have borrowed under the loan agreement relating to our new headquarters. To manage that risk, we use interest rate swap agreements. An interest rate swap agreement is a contract between two parties to exchange cash flows based on underlying notional amounts and indices. Our interest rate swaps entitle us to pay amounts based on a fixed rate in exchange for receipt of amounts based on variable rates over the term of the related loan agreement. The notional amounts under our hedges were $45.0 million and $45.8 million at September 30, 2017 and December 31, 2016, respectively.

Our derivatives are carried at fair value in our consolidated balance sheets in Other current liabilities, net and Other long-term liabilities on a gross basis. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments under GAAP. Our derivatives have been designated and qualify as cash flow hedges. We formally designated and documented, at inception, the financial instruments as hedges of specific underlying exposures, the risk management objectives, and the strategy for undertaking the hedging transactions. In addition, we formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in the cash flows of the related underlying exposures. To the extent that the hedges are effective, the changes in fair values of our cash flow hedges are recorded in Accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders' equity. Any ineffective portion is immediately recognized into earnings. The variable-rate interest on the borrowing for our new corporate headquarters was capitalized during the construction period. The amounts in Accumulated other comprehensive income (loss) related to the cash flow hedge of the variability of the interest that was capitalized is reclassified into earnings over the depreciable life of the asset. During the three and nine months ended September 30, 2017, the amount of gains or losses in Accumulated other comprehensive income (loss) that has been reclassified into earnings was not material and the amounts at September 30, 2017 that we will reclassify into earnings within the next 12 months is not expected to be material.

On November 6, 2017, we terminated the derivative instruments as a result of the repayment of the underlying loans (see Note 11—Subsequent Events).

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

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the period indicated (in thousands):

Cash flow hedges	Amount of gain (loss) recognized in OCI on derivative (effective portion) net of tax	Location of gain (loss) reclassified from Accumulated OCI into operations (effective portion)	Amount of gain (loss) reclassified from Accumulated OCI into operations (effective portion)	Location of gain (loss) recognized in operations on derivative (ineffective portion)	Amount of gain (loss) recognized in operations on derivative (ineffective portion)
Three months ended September 30, 2017
Interest rate swap	$52	Interest expense	$4	Other income, net	$—
Three months ended September 30, 2016
Interest rate swap	$(64)	Interest expense	$1	Other income, net	$—
Nine months ended September 30, 2017
Interest rate swap	$120	Interest expense	$12	Other income, net	$—
Nine months ended September 30, 2016
Interest rate swap	$(1,624)	Interest expense	$1	Other income, net	$—

The following table provides the outstanding positions, notional balances, fair values, and recorded gains (losses) of derivative financial instruments that were designated as accounting hedges for periods indicated (in thousands):

Cash flow hedges	Location in balance sheet	Expiration date	Outstanding notional	Fair value	Beginning gains (losses)	Gains (losses) recorded during period (1)	Ending gains (losses)
Three months ended September 30, 2017
Interest rate swap	Current and Other long-term liabilities	2023	$45,010	$(1,609)	$(1,696)	$87	$(1,609)
Three months ended September 30, 2016
Interest rate swap	Current and Other long-term liabilities	2023	$45,054	$(4,256)	$(4,683)	$427	$(4,256)
Nine months ended September 30, 2017
Interest rate swap	Current and Other long-term liabilities	2023	$45,010	$(1,609)	$(1,816)	$207	$(1,609)
Nine months ended September 30, 2016
Interest rate swap	Current and Other long-term liabilities	2023	$45,054	$(4,256)	$(2,397)	$(1,859)	$(4,256)
___________________________________________

(1)	— Gains (losses) recorded during the period are presented gross of the related tax impact.

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

We also have a private label credit card agreement with another commercial bank for the issuance of credit cards bearing our brand, but that is only available for use on our Website. In connection with the agreement, we received upfront fees that we recognize as revenue on a straight-line basis over the term of the agreement, which runs through February 2022. When customers make regular revolving purchases using the card, we receive fees, which are recognized as revenue. When we offer promotional financing for purchases made with the card (for example, 12 months same as cash), we pay a discount fee to the commercial bank, which we recognize as a reduction of revenue. The commercial bank owns all of the accounts under the program and performs all account administration, underwriting and servicing. Fees and royalties from new accounts, credit card usage fees, and fees from both of these cards were less than 1% of total net revenues for all periods presented.

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

The allowance for returns was $12.9 million and $18.2 million at September 30, 2017 and December 31, 2016, respectively.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $332,000 and $431,000 at September 30, 2017 and December 31, 2016, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Total revenue, net	$424,007	100%	$441,564	100%	$1,288,466	100%	$1,273,781	100%
Cost of goods sold
Product costs and other cost of goods sold	321,678	76%	343,401	78%	977,827	76%	985,603	77%
Fulfillment and related costs	18,654	4%	18,447	4%	55,886	4%	54,833	4%
Total cost of goods sold	340,332	80%	361,848	82%	1,033,713	80%	1,040,436	82%
Gross profit	$83,675	20%	$79,716	18%	$254,753	20%	$233,345	18%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to our Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $41.2 million and $31.5 million during the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, advertising expenses totaled $114.6 million and $90.6 million, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $2.3 million and $843,000 at September 30, 2017 and December 31, 2016, respectively.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards at the greater of a straight-line basis or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. As a result of the adoption of ASU 2016-09, we made an accounting policy election to record forfeitures when they occur. When an award is forfeited prior to the vesting date, we recognize an adjustment for the previously recognized expense in the period of the forfeiture. See Note 8—Stock-Based Awards.

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

We are responsible for estimating our liability for unpaid costs of insured events that have occurred, which includes known cases on a case-by-case basis, and also for events that have occurred, but have not yet been reported. As of September 30, 2017, we have recorded an accrued liability of approximately $1.4 million. Actual claims may differ from the estimate and any difference could be significant. This accrual is included in Accrued liabilities in the accompanying consolidated balance sheets.

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

Each quarter we assess the recoverability of our deferred tax assets under ASC 740. We assess all available positive and negative evidence to determine whether we will generate sufficient future taxable income to use our existing deferred tax assets. We consider, among other things, our recent financial and operating results, along with our forecasted growth rates, projected future taxable income, carryforward periods, our utilization experience with operating loss and tax credit carryforwards, and prudent and feasible tax planning strategies. We give the most weight to objective evidence related to our more recent financial results. Based upon the level of historical taxable income and projections for future taxable income, and planned tax strategies over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of the deduction differences, net of recorded valuation allowances. This assessment requires significant judgment and estimates about our ability to generate revenue, gross profit, operating income and taxable income in future periods. Except as otherwise disclosed, there are no known trends, events, transactions or other uncertainties that are expected to negatively impact the future levels of taxable income. We established a valuation allowance of $2.3 million for certain state tax credits as of June 30, 2017, because estimates of future apportioned taxable income during the carryforward period were reduced. During the three months ended September 30, 2017, we sold precious metals and cryptocurrencies and generated capital gain income. We have deferred tax assets based on capital losses, which were offset by a valuation allowance. Since we generated capital gain income, a portion of the capital losses can now be utilized and we released $2.2 million of valuation allowance as of September 30, 2017. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(786)	$(3,098)	$(14,188)	$9,427
Less: Preferred stock dividends - accumulated	27	—	80	—
Undistributed income (loss)	(813)	(3,098)	(14,268)	9,427
Less: Undistributed loss allocated to participating securities	(22)	—	(386)	—
Net income (loss) attributable to common shares	$(791)	$(3,098)	$(13,882)	$9,427
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.03)	$(0.12)	$(0.55)	$0.37
Weighted average common shares outstanding—basic	25,003	25,356	25,024	25,326
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	62
Weighted average common shares outstanding—diluted	25,003	25,356	25,024	25,388
Net income (loss) attributable to common shares—diluted	$(0.03)	$(0.12)	$(0.55)	$0.37

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock options and restricted stock units	192	765	165	536

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

Recently adopted accounting standards

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We implemented the provisions of ASU 2015-11 on January 1, 2017 on a prospective basis. The implementation of ASU 2015-11 did not impact our results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. We implemented the provisions of ASU 2015-17 on January 1, 2017 on a retrospective basis. Amounts related to the implementation for the year ended December 31, 2016 totaled approximately $16.3 million and have been reclassified to Long-term deferred tax assets, net in our consolidated balance sheet. The implementation of ASU 2015-17 did not impact our results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We implemented the provisions of ASU 2016-09 on January 1, 2017 on a modified retrospective basis. We recognized $9.4 million of additional deferred tax assets related to excess tax benefits through a cumulative effect adjustment in retained earnings as of January 1, 2017. We will recognize future excess tax benefits or tax deficiencies related to the vesting of stock-based compensation awards as income tax benefit or income tax expense. This is likely to cause volatility in our effective tax rate and income tax expense. As part of our implementation of this standard, we also made a policy election to recognize forfeitures as they occur under a modified retrospective approach which did not have a significant impact on our results of operations or cash flows. Our adoption of the other provisions of this standard, which will be applied prospectively, did not have a significant impact on our results of operations or cash flows.

Recently issued accounting standards not yet adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations. This ASU clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09 and provides indicators that assist in the assessment of control. ASU 2016-08 is also effective for us on January 1, 2018. We are continuing to evaluate the impact of these ASUs on the specific areas that apply to the Company and their potential impact to our processes, accounting, financial reporting presentation, disclosures, and controls. We have identified gross versus net revenue recognition (principal versus agent considerations) as a potentially significant issue in our analysis. Under current FASB standards, we recognize revenue from the majority of our general Website sales on a gross basis. If our adoption of the new standards requires us to recognize net, rather than gross, revenue from the same types of sales for which we currently recognize gross revenue, our future revenue would be substantially lower than it would be under the current standards; however, our gross profit and net income (loss) would remain the same. We have further identified the timing of revenue recognition for undelivered orders (FOB shipping point versus FOB destination) as a potentially significant issue in our analysis, which is not expected to change the total amount of revenue recognized, but would accelerate the timing of when revenue and related costs are recognized. We expect the new standards to impact the timing of revenue recognition for gift card and loyalty program rewards breakage. Revenue related to the unredeemed portion of our gift cards and loyalty program rewards will be recognized over the expected redemption period, rather than waiting until the likelihood of redemption becomes remote or the rewards expire. This change is not expected to change the total amount of revenue recognized, but would accelerate the timing of when revenue is recognized. We plan to adopt these ASUs in the first quarter 2018 and with a cumulative adjustment to retained earnings (cumulative effect transition method) as opposed to retrospectively adjusting prior periods.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard becomes effective for us on January 1, 2019. Early adoption is permitted. The amendments in this update should be applied under a modified retrospective approach. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in practice. The new standard becomes effective for us on January 1, 2018. The standard requires entities to apply this standard using the retrospective transition method to each period presented. The adoption of this standard will require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown in the statement of cash flows, rather than as currently presented within the operating activities and financing activities in the statement of cash flows. We do not expect that ASU 2016-18 will have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity should perform its annual, or interim, goodwill impairment test. The new standard becomes effective for us on January 1, 2020. Early adoption is permitted. We have not yet determined whether to early adopt. The amendments in this update should be applied on a prospective basis. We do not expect that ASU 2017-04 will have a material impact on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Essentially, an entity will not have to account for the effects of a modification if: (1) the fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The new standard becomes effective for us on January 1, 2018. We do not expect that ASU 2017-09 will have a material impact on our financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which more closely aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new standard becomes effective for us on January 1, 2019. Early adoption is permitted. We have not yet determined whether to early adopt. We do not expect ASU 2017-12 will have a material impact on our financial statements and related disclosures.

3. ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

As part of our Medici blockchain and fintech technology initiatives, during 2015, a subsidiary of tZERO entered into a purchase agreement to acquire Cirrus Technologies LLC, a financial technology firm. In connection with the Cirrus Technology acquisition, a subsidiary of tZERO also entered into an agreement to purchase SpeedRoute LLC and all of the outstanding membership interests not already owned by tZERO in Pro Securities LLC. Both SpeedRoute and Pro Securities were under common control with Cirrus Technologies LLC by a party that holds a noncontrolling interest in tZERO, SpeedRoute and Pro Securities are FINRA-registered broker dealers.

This acquisition closed in two parts. The Cirrus Technologies acquisition closed in Q3 2015 and the membership interests in SpeedRoute and Pro Securities closed in Q1 2016 after receiving approval from FINRA. The total gross purchase price of this acquisition was $29.7 million, consisting of approximately $11.6 million in cash (which excludes $2.2 million in cash acquired, primarily during Q1 2016) and 908,364 shares of Overstock's common stock valued at approximately $18.1 million. The proceeds for the acquisition were financed by tZERO through a note payable to Overstock that bears interest that approximates the Federal Funds Rate. The total purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition dates, with amounts exceeding fair value recorded as goodwill. We did not record significant deferred taxes related to the acquisition. The goodwill of the acquired business is deductible for tax purposes.

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
$27,502

The following table details the identifiable intangible assets acquired at their fair value and useful lives as of September 30, 2017 (amounts in thousands):

Intangible Assets	Fair Value	Weighted Average Useful Life (years)
Technology and developed software	$13,600	3.31
Customer relationships	1,900	—
Trade names	300	6.39
Other	200
Total acquired intangible assets at the acquisition dates	16,000
Less: accumulated amortization of acquired intangible assets	(8,160)
Total acquired intangible assets, net	$7,840

The expense for amortizing acquired intangible assets in connection with this acquisition was $948,000 and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $2.8 million and $3.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Acquired intangible assets primarily include technology, customer relationships, and trade names. As described above, we determined the fair value of these assets using an income approach method to determine the present value of expected future cash flows for each identifiable intangible asset. This method was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using the expectations of market participants.

The acquired assets, liabilities, and associated operating results were consolidated into our financial statements at the acquisition dates, or the dates on which we obtained control of the acquired assets or interests.

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued marketing expenses	$13,467	$26,358
Allowance for returns	12,857	18,176
Accrued compensation and other related costs	12,109	8,903
Accounts payable accruals	8,956	17,229
Other accrued expenses	6,307	6,315
Accrued freight	5,038	10,062
Accrued loss contingencies	50	9,173
Total accrued liabilities	$58,784	$96,216

5. BORROWINGS

U.S. Bank term loan and revolving loan agreement

We are party to a loan agreement (as amended through March 30, 2017, the "Agreement") dated October 24, 2014 with U.S. Bank National Association and other banks (the "Banks") in connection with the construction and long-term financing of our corporate headquarters (the "Project"). The Agreement provides for a senior secured real estate loan of $45.8 million (the "Term Loan") that we used to finance a portion of the Project and a $25.0 million senior secured revolving credit facility (the "Revolving Loan") to be used for working capital and other permitted purposes, including stock repurchases. The Term Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. On January 1, 2017, the Term Loan was converted from a real estate loan used in the construction of our headquarters into an approximately 6.75-year loan due October 1, 2023. The aggregate principal amount converted was $45.8 million. The Revolving Loan terminates June 30, 2020.

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

At September 30, 2017, we were in compliance with the financial covenants.

At September 30, 2017, our outstanding balance on the Term Loan was $45.0 million and we had no amounts outstanding under the Revolving Loan. Our liability under the Term Loan approximates fair value. Amounts outstanding under the Term Loan are presented net of discount and issuance costs in our consolidated balance sheets.

On November 6, 2017, we repaid the outstanding balance and terminated both the Term Loan and the Revolving Loan (see Note 11—Subsequent Events).

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the "Master Lease Agreement") with U.S. Bank Equipment Finance, a division of U.S. Bank National Association. ("Lessor"). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. We also have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the nine months ended September 30, 2017, we did not receive proceeds under the Master Lease Agreement. At September 30, 2017, our total outstanding liability under the Master Lease Agreement was $12.7 million. The average interest rate for amounts outstanding under the Master Lease agreement was approximately 3.50%.

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

On November 6, 2017, we repaid the outstanding balance and terminated the Master Lease Agreement (see Note 11—Subsequent Events).

U.S. Bank letters of credit

At September 30, 2017 and December 31, 2016, letters of credit totaling $355,000 and $430,000, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2017, $509,000 was outstanding and $4.5 million was available under the Purchasing Card. At December 31, 2016, $811,000 was outstanding and $4.2 million was available under the Purchasing Card.

6. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of September 30, 2017, are as follows (in thousands):

Payments due by period
2017 (Remainder)	$2,273
2018	6,962
2019	6,733
2020	4,292
2021	4,336
Thereafter	20,775
$45,371

Rental expense for operating leases totaled $2.1 million and $3.3 million for the three months ended September 30, 2017 and 2016, respectively, and $7.0 million and $10.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third-party vendors of products and services sold to us are contractually obligated to indemnify us, and we have tendered defense of the case to an indemnitor who accepted the defense. On April 21, 2016, the court entered an order partially dismissing the claims against us. On May 4, 2016, the plaintiff filed an amended complaint, and we have filed our answer. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

In June 2013, William French filed suit against us and 46 other defendants under seal in the Superior Court of the State of Delaware. The filing was unsealed on March 24, 2014. French brought the action on Delaware's behalf for violations of Delaware's unclaimed property laws and for recovery of the unredeemed gift card value allegedly attributable to Delaware residents. French's complaint alleges that we, and other defendants, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an injunction, monetary damages (including treble damages and penalties), and attorney's fees and costs. In the early stages of the case, we, along with others, filed motions to dismiss the case. The court dismissed one count, but allowed one count to remain. Recently, we filed motions for summary judgment, along with other defendants, to dismiss the case. The court has not yet ruled on these motions. The case is in its discovery stages. We intend to vigorously defend this action. The nature of the loss contingencies relating to claims that have been asserted against us are described above.

On April 28, 2016, the State of South Dakota sued us along with three other defendants in the Sixth Judicial Circuit Court of South Dakota. South Dakota alleges that U.S. constitutional law should be revised to permit South Dakota to require out-of-state ecommerce websites to withhold and remit sales tax in South Dakota in accordance with South Dakota's sales tax statute. Pursuant to the statute, we would not be required to withhold and remit sales tax until there was a verdict in favor of South Dakota which was then upheld by the highest applicable appellate court. The statute does not require us to pay sales tax retroactively if we were to lose. The state court granted summary judgment in our favor, and on September 13, 2017 the South Dakota Supreme Court denied South Dakota’s appeal and ruled in our favor. South Dakota has now filed a petition with the U.S. Supreme Court to hear the case. We intend to oppose the petition and continue to vigorously defend this action.

In September 2016, we received a letter from the District Attorney of Sonoma County, California who is acting as part of the Consumer Protection Divisions of the following counties in California: Sonoma, Alameda, Monterey, Napa, Solano, Fresno, Sacramento, Shasta, Santa Cruz, Butte, and Merced. The District Attorney alleges that certain plastic products on our site which are labeled as biodegradable, degradable, or decomposable constitute false advertising under California law. On July 24, 2017, we agreed to the terms of a Final Judgment pursuant to which we paid the Sonoma County District Attorney's Office a civil penalty of $27,000 and agreed to a five-year injunction. The injunction requires us to comply with the biodegradability law, to search our Website and re-label or remove any non-compliant products, and to certify our compliance to Sonoma each year during the five-year term of the injunction.

On July 7, 2017, the State of Wyoming sued us along with five other defendants in the Second Judicial District Court of Wyoming. Wyoming alleges that U.S. constitutional law should be revised to permit Wyoming to require out-of-state ecommerce websites to withhold and remit sales tax in Wyoming in accordance with Wyoming's sales tax statute. Pursuant to the statute, Wyoming is prohibited by an injunction from requiring us to withhold and remit sales tax until there is verdict in favor of Wyoming or the court otherwise lifts or dissolves the injunction. The statute does not require us to pay sales tax retroactively if we were to lose. We intend to vigorously defend this action.

On August 28, 2017, the State of Indiana sued us along with one other defendant in the Superior Court of Indiana, Marion County. Indiana alleges that U.S. constitutional law should be revised to permit Indiana to require out-of-state ecommerce websites to withhold and remit sales tax in Indiana in accordance with Indiana's sales tax statute. Pursuant to the statute, we would not be required to withhold and remit sales tax until there was a verdict in favor of Indiana and the verdict was no longer subject to appeal. The statute does not require us to pay sales tax retroactively if we were to lose. We intend to vigorously defend this action.

We establish liabilities when a particular contingency is probable and estimable. At September 30, 2017, we had accrued $50,000 in light of probable and estimable liabilities net of related indemnities, which is included in accrued liabilities in the consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

8. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including stock options and restricted stock. Stock-based compensation expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Medici stock options	$9	$—	$9	$—
Restricted stock awards	1,015	1,390	3,000	4,105
Total stock-based compensation expense	$1,024	$1,390	$3,009	$4,105

Medici stock options

In July 2017, the Board of Directors of Medici Ventures, Inc. ("Medici Ventures"), our wholly-owned subsidiary, approved the Medici Ventures, Inc. Stock Option Plan, which provides for the grant of options to employees and directors of and consultants to Medici Ventures. Pursuant to the plan, the Board of Directors approved grants of 67,950 stock options to certain Medici Ventures and Overstock employees. The stock options are valued in total at $82,000 and subject to two vesting schedules, and compensation expense is recognized on a straight-line basis over the vesting schedules.

Restricted stock awards

During the three and nine months ended September 30, 2017, the Compensation Committee of the Board of Directors approved grants of 11,150 and 299,171 restricted stock awards to our officers, board members and employees. The restricted stock awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the recipient's continuing service to us. At September 30, 2017, there were 542,525 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight-line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three and nine months ended September 30, 2017 was $16.55 and $16.71.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2017 (in thousands):

	Nine months ended September 30, 2017
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	560	$17.46
Granted at fair value	299	16.71
Vested	(202)	19.82
Forfeited	(114)	16.20
Outstanding—end of period	543	$16.43

9. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. We determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. Our Retail business consists of our Direct and Partner reportable segments. We use gross profit as the measure to determine our reportable segments because there is not discrete financial information available below gross profit for our Direct and Partner segments. As a result, our Medici business is not significant as compared to our Direct and Partner segments and is included in Other. Our Other segment consists of Medici. Although our Direct and Partner segments both relate to our Retail business, we do not combine these segments because they have dissimilar economic characteristics, such as gross profit margins. We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the three and nine months ended September 30, 2017 and 2016.

The following table summarizes information about reportable segments for three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,
	Direct	Partner	Retail Total	Other	Total
2017
Revenue, net	$19,645	$400,419	$420,064	$3,943	$424,007
Cost of goods sold (1)	19,577	318,121	337,698	2,634	340,332
Gross profit	$68	$82,298	$82,366	$1,309	$83,675
Operating expenses (1) (2)			90,592	4,958	95,550
Interest and other income (expense), net (3)			5,375	(17)	5,358
Pre-tax loss			(2,851)	(3,666)	(6,517)
Benefit for income taxes			(3,993)	(1,419)	(5,412)
Net income (loss) (4)			$1,142	$(2,247)	$(1,105)

2016
Revenue, net	$24,620	$413,019	$437,639	$3,925	$441,564
Cost of goods sold (1)	23,955	335,306	359,261	2,587	361,848
Gross profit	$665	$77,713	$78,378	$1,338	$79,716
Operating expenses (1) (2)			80,497	4,266	84,763
Interest and other income (expense), net (3)			1,177	(65)	1,112
Pre-tax loss			(942)	(2,993)	(3,935)
Provision (benefit) for income taxes			713	(1,256)	(543)
Net loss (4)			$(1,655)	$(1,737)	$(3,392)

	Nine months ended September 30,
	Direct	Partner	Retail Total	Other	Total
2017
Revenue, net	$64,572	$1,211,536	$1,276,108	$12,358	$1,288,466
Cost of goods sold (1)	61,687	963,310	1,024,997	8,716	1,033,713
Gross profit	$2,885	$248,226	$251,111	$3,642	$254,753
Operating expenses (1) (2)			264,455	14,217	278,672
Interest and other income (expense), net (3)			5,490	(4,428)	1,062
Pre-tax loss			(7,854)	(15,003)	(22,857)
Benefit for income taxes			(3,280)	(4,447)	(7,727)
Net loss (4)			$(4,574)	$(10,556)	$(15,130)

2016
Revenue, net	$75,901	$1,187,364	$1,263,265	$10,516	$1,273,781
Cost of goods sold (1)	72,459	961,227	1,033,686	6,750	1,040,436
Gross profit	$3,442	$226,137	$229,579	$3,766	$233,345
Operating expenses (1) (2)			213,502	12,586	226,088
Interest and other income (expense), net (3)			9,409	(1)	9,408
Pre-tax income (loss)			25,486	(8,821)	16,665
Provision (benefit) for income taxes			11,626	(3,448)	8,178
Net income (loss) (4)			$13,860	$(5,373)	$8,487
__________________________________________
(1) — The above amounts include Retail depreciation and amortization expense of $6.7 million and $7.3 million for the three months ended September 30, 2017 and 2016, respectively, and $21.1 million and $19.5 million for the nine months ended September 30, 2017 and 2016.

(2) — The above amounts include Other depreciation and amortization expense of $1.2 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, and $3.6 million and $3.4 million for the nine months ended September 30, 2017 and 2016.
(3) — The above amounts exclude intercompany transactions eliminated in consolidation, which consist primarily of interest. These amounts were $403,000 and $60,000 for the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $405,000 for the nine months ended September 30, 2017 and 2016.
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

For the three and nine months ended September 30, 2017 and 2016, substantially all of our sales revenues were attributable to customers in the United States. At September 30, 2017 and December 31, 2016, substantially all of our fixed assets were located in the United States.

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

SpeedRoute and Pro Securities are subject to the SEC's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At September 30, 2017, SpeedRoute had net capital of $496,480, which was $391,483 in excess of its required net capital of $104,997 and SpeedRoute's net capital ratio was 3.17 to 1. At September 30, 2017, Pro Securities had net capital of $9,194 which was $4,194 in excess of its required net capital of $5,000 and Pro Securities net capital ratio was 2.34 to 1.

SpeedRoute and Pro Securities did not have any securities owned or securities sold, not yet purchased at September 30, 2017.

11. SUBSEQUENT EVENTS

New loan agreement

On November 6, 2017, we entered into a loan agreement with PCL L.L.C., an entity directly or indirectly wholly owned by the mother and brother of our Chief Executive Officer, Dr. Patrick Byrne. The agreement provides for a $40.0 million term loan which carries an annual interest rate of 8.0% and a default rate of 18.0%. The loan is for a term of 18 months, subject to mandatory prepayment under certain circumstances, and is prepayable at our election at any time without penalty or premium. Interest only will be due monthly. The principal amount and any then unpaid interest will be due and payable on May 1, 2019 (subject to mandatory prepayment in the event of a sale or encumbrance of the headquarters building or a change of ownership of Overstock or the occurrence of certain other events, including material changes to Overstock’s business, the loss of management control of Overstock by Dr. Patrick Byrne and other events). The loan is secured by our corporate headquarters and the related land, fixtures and certain related personal property. We incurred insignificant debt issuance costs with the new loan agreement. The $40.0 million proceeds from this loan together with our cash resources were used to repay the remaining outstanding balances and terminate the U.S. Bank Term Loan, Revolving Loan, Master Lease Agreement, and associated derivative instruments. As a result of the termination of the U.S. Bank agreements, we are required to write-off the remaining unamortized debt issuance costs of $816,000 associated with the U.S. Bank agreements.

Declaration of cash dividends on preferred shares

On November 7, 2017, we announced that the Board of Directors declared a cash dividend for 2017 of $0.16 per share on its Blockchain Voting Series A Preferred Stock and a cash dividend for 2017 of $0.16 per share on its Voting Series B Preferred Stock, in each case payable on December 15, 2017 to stockholders of record on December 1, 2017. The ex-dividend date for the Series B Preferred dividend is expected to be November 29, 2017. Holders and potential investors in the Series B Preferred shares may confirm the ex-dividend date for the Series B Preferred dividend on the OTCQX website operated by OTC Markets when posted.

Sale of warrants

On November 8, 2017, we sold a warrant for $2.6 million to purchase 1,250,000 shares of our common stock at $40.45 per share until February 7, 2018. We also sold a warrant for $4.0 million to purchase 2,472,188 shares of our common stock at $40.45 per share until January 2, 2018.

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

•	our beliefs and expectations regarding the adequacy of our facilities, including leased and third-party operated warehouse facilities;

•	our belief that we can maintain compliance with the requirements of our credit facility;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the adequacy of our liquidity;

•	our ability to improve our liquidity through potential strategic transactions, raising capital or initial coin offerings;

•	our ability to retire or refinance the debt we have or incur in the future;

•	the competition we currently face and anticipate;

•	the effects of current and future government regulation;

•	our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans and expectations regarding Supplier Oasis and our efforts to provide multi-channel fulfillment services;

•	our plans and expectations regarding our insurance product offerings and consumer finance offerings;

•	our plans for further changes to our business;

•	our beliefs regarding current or future litigation or regulatory actions;

•	our beliefs regarding the costs and benefits of our "spend and defend" policy under which we generally refuse to settle abusive patent suits brought against us;

•	our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business including the results of tax assessments we receive periodically;

•	our beliefs regarding the adequacy of our insurance coverage;

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

•
our expectations regarding the costs and benefits of our other businesses, innovations and projects including our car listing service, our Worldstock Fair Trade offerings, our Main Street Revolution offerings and our ecommerce marketplace channel offerings, as well as the credit, insurance and other services we advertise;

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

Further, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, likely, expect, plan, seek, intend, anticipate, project, believe, estimate, predict, potential, goal, strategy, future or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those contemplated by our forward-looking statements for a variety of reasons, including among others:

•
difficulties we have encountered and may continue to encounter with changes that Google has made and that Google and other search engine companies may make to their natural search engine algorithms, which have periodically resulted in lower rankings of our products and may continue to do so;

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

•
the rate of growth of the Internet and online commerce, and the occurrence of any event that would adversely affect ecommerce or discourage or prevent consumers from shopping online or via mobile apps;

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

•	difficulties we may have in responding to technological changes;

•	losses we may incur due to fraud or our inability to prevent or limit fraud;

•	claims or other problems we may encounter as a result of the listing or sale on our Website of pirated, counterfeit or illegal items;

•	difficulties we may have financing our operations or our expansion with either internally generated funds or external sources of financing;

•	any failure by us to maintain compliance with the requirements of our credit facility;

•	any environmental liabilities we may incur relating to the real estate we recently purchased for our new corporate headquarters;

•	any failure of any of our product or service offerings outside of our main shopping Website offerings to provide the benefits we expect from them;

•	any difficulties we may encounter as a result of our reliance on numerous third parties that we do not control for the performance of critical functions material to our business;

•	any difficulties we may encounter in connection with the rapid shift of ecommerce and online payments to mobile and multi-channel commerce and payments;

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

•
difficulties we may encounter in connection with our efforts to offer services to our customers outside of our retail ecommerce business, including the credit, insurance and other services we advertise;

•
difficulties, including expense and any operational or regulatory issues we may encounter in connection with the integration or operation of the assets and operations of the financial technology company and two registered broker dealers affiliated with the financial technology business that we acquired;

•
technical, operational, regulatory or other difficulties we may encounter with our Medici blockchain and financial technology initiatives, including any difficulties we may have marketing any products or services Medici may offer, whether due to lack of market acceptance or as a result of competition from any of the numerous competitors seeking to develop competing technologies or systems or as a result of patents that may be granted to other companies or persons, and losses we may incur in connection with our Medici blockchain and financial technology initiatives;

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

In late 2014, we began working on initiatives to develop and advance blockchain technology, which we refer to collectively as Medici. As part of our Medici initiatives, we have formed a wholly-owned subsidiary Medici Ventures, Inc. and acquired a majority interest in a financial technology company and two related registered broker dealers which we have rolled into the majority-owned subsidiary tØ.com, Inc. ("tZERO"). We have also made minority investments in several blockchain technology companies. In 2015, we were the first public company to issue a private security using blockchain technology and in December 2016, as a successful demonstration of our technology, we issued publicly traded blockchain preferred shares of Overstock.com, Inc.

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

For our retail partner business, we sell merchandise from manufacturers, distributors and other suppliers ("partners") primarily through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our partners. These third-party partners generally perform the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and partner businesses is recorded net of returns, coupons and other discounts.

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

Medici business

Our Medici business initiatives leverage the security, transparency and immutability of cryptographically protected, distributed ledgers, such as blockchains, and are focused on solving important problems, including financial transaction issues, particularly in the area of securities settlement. Through our wholly-owned subsidiary, Medici Ventures, Inc., we hold minority investments in several technology companies which, at September 30, 2017, included PeerNova, Bitt, IdentityMind, Factom, SettleMint, Ripio, Spera and Symbiont, whose focuses include commercial blockchain applications, digital currency solutions, compliance, identity, voting, and land. Medici Ventures, Inc.'s primary business is its majority interest in tZERO, which includes a financial technology company and two related registered broker dealers.

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

Revenues in Q3 2017 decreased 4% compared to Q3 2016. In Q2 2017 and continuing in Q3 2017, we have experienced slowing of our overall revenue growth which we believe is due in part to changes that Google, Inc. ("Google") has made in its natural search engine algorithms. We have found that the algorithm adjustments that Google has made have introduced more volatility than past years and the length of the tuning has been significantly greater than previous years. This has created tremendous headwind for our business beginning in May and continuing. We have reorganized a large number of resources around addressing this current challenge, as well as seeking to prevent it from occurring again. We have implemented a variety of innovations and technical improvements in this area and expect to continue to do so. This decrease to revenue was partially offset by efforts to increase revenue in other marketing channels such as sponsored search and email.

Gross profit in Q3 2017 increased 5% compared to Q3 2016 primarily as a result of increased gross margin. Gross margin increased to 19.7% in Q3 2017 compared to 18.1% in Q3 2016. The increase in gross margin was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

Sales and marketing expenses as a percentage of revenue increased from 7.9% to 10.6% during Q3 2017 as compared to Q3 2016, primarily due to increased spending in the sponsored search and television marketing channels, due in part to our seeking to increase revenue in these channels to partially offset the effects of the Google algorithm changes described above.

While we work to adapt to Google's changes, we have increased our emphasis on other marketing channels, such as sponsored search, which has generated revenue growth but with higher associated marketing expenses than natural search. We expect this trend to continue while we work to adapt to these changes.

We are also experiencing an increasingly competitive digital marketing landscape. We have competitors who are spending significant amounts on advertising bidding up the cost of certain marketing channels, such as paid keywords. While we may not choose to match their levels of spending, this has increased our marketing costs in recent quarters. We expect this trend to continue.

As a result of these factors, our contribution decreased 20% in Q3 2017 compared to Q3 2016 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin was 9.2% in Q3 2017 compared to 11.1% in Q3 2016.

Technology expenses in Q3 2017 increased $2.0 million compared to Q3 2016, primarily due to an increase in staff related costs of $1.5 million, an increase in technology licenses and maintenance costs of $1.3 million, partially offset by a decrease in depreciation of $848,000.

General and administrative expenses in Q3 2017 decreased $1.7 million compared to Q3 2016, primarily due to a decrease in bad debt expense of $1.1 million, a decrease in consulting and outside services expense of $479,000, and a decrease in legal fees of $434,000. These decreases were partially offset by an increase in staff related costs of $509,000.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	4.6%	5.6%	5.0%	6.0%
Partner and other	95.4	94.4	95.0	94.0
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	4.6	5.4	4.8	5.7
Partner and other	75.6	76.5	75.4	76.0
Total cost of goods sold	80.3	81.9	80.2	81.7
Gross profit	19.7	18.1	19.8	18.3
Operating expenses:
Sales and marketing	10.6	7.9	9.8	7.8
Technology	6.8	6.1	6.7	6.1
General and administrative	5.1	5.3	5.2	5.3
Litigation settlement	—	—	—	(1.5)
Total operating expenses	22.5	19.2	21.6	17.7
Operating income (loss)	(2.8)	(1.1)	(1.9)	0.6
Other income, net	1.3	0.3	0.1	0.7
Income (loss) before income taxes	(1.5)	(0.9)	(1.8)	1.3
Provision (benefit) for income taxes	(1.3)	(0.1)	(0.6)	0.6
Consolidated net income (loss)	(0.3)%	(0.8)%	(1.2)%	0.7%

Comparisons of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016, and Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

Revenue

The following table reflects our net revenues for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue, net
Direct	$19,645	$24,620	$(4,975)	(20.2)%	$64,572	$75,901	$(11,329)	(14.9)%
Partner and other	404,362	416,944	(12,582)	(3.0)	1,223,894	1,197,880	26,014	2.2
Total revenue, net	$424,007	$441,564	$(17,557)	(4.0)%	$1,288,466	$1,273,781	$14,685	1.2%

The primary reason for decreased total net revenue for the three months ended September 30, 2017, as compared to the same period in 2016, was due in part to changes that Google, Inc. ("Google") has made in its natural search engine algorithms. A large percentage of our traffic is dependent upon Google’s natural search engine algorithms. We have found that the algorithm adjustments that Google has made have introduced more volatility than past years and the length of the tuning has been significantly greater than previous years. This has created tremendous headwind for our business beginning in May and continuing. We have reorganized a large number of resources around addressing this current challenge, as well as seeking to prevent it from occurring again. We have implemented a variety of innovations and technical improvements in this area and expect to continue to do so. This decrease to revenue was partially offset by efforts to increase revenue in other marketing channels such as sponsored search and email.

The primary reason for increased total net revenue for the nine months ended September 30, 2017, as compared to the same period in 2016, was a 5% increase in average order size, partially offset by a 1% decrease in orders. This increase is offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions. Also, we had an increase in product sales for which we record only our commission as revenue. These decreases to revenue were partially offset by a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016.

The decrease in direct revenue for the three months ended September 30, 2017, as compared to the same period in 2016, was due in part to a decrease in sales of home and garden products, and increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions. These decreases were partially offset by deferring a lower number of orders taken but not delivered due to decreased direct revenue, and a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016.

The decrease in direct revenue for the nine months ended September 30, 2017, as compared to the same period in 2016, was due in part to a decrease in sales of home and garden and jewelry products, and increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions. These decreases were partially offset by deferring a lower number of orders taken but not delivered due to decreased direct revenue, and a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016.

The decrease in partner revenue for the three months ended September 30, 2017, as compared to the same period in 2016, was due in part to an increase in product sales for which we record only our commission as revenue. Also, the percentage of revenue we defer from orders taken but not delivered was higher due to the timing of quarter ends. In addition, we increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. These decreases to revenue were partially offset by a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016.

The increase in partner revenue for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in sales of home and garden products. This increase was partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions. Also, we had an increase in product sales for which we record only our commission as revenue. These decreases to revenue were partially offset by a decrease in Club O Rewards earned due to discontinuing rewards on the Club O Silver program in Q4 2016.

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

International net revenues were less than 2% of total net revenues for the three and nine months ended September 30, 2017 and 2016.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(15,709)	$(1,722)
1	$(6,126)	$(682)
As reported	As reported	As reported
-1	$4,669	$510
-2	$9,227	$1,009

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue, net
Direct	$19,645	$24,620	$(4,975)	(20.2)%	$64,572	$75,901	$(11,329)	(14.9)%
Partner and other	404,362	416,944	(12,582)	(3.0)	1,223,894	1,197,880	26,014	2.2
Total net revenue	$424,007	$441,564	$(17,557)	(4.0)%	$1,288,466	$1,273,781	$14,685	1.2%
Cost of goods sold
Direct	$19,577	$23,955	$(4,378)	(18.3)%	$61,687	$72,459	$(10,772)	(14.9)%
Partner and other	320,755	337,893	(17,138)	(5.1)	972,026	967,977	4,049	0.4
Total cost of goods sold	$340,332	$361,848	$(21,516)	(5.9)%	$1,033,713	$1,040,436	$(6,723)	(0.6)%
Gross Profit
Direct	$68	$665	$(597)	(89.8)%	$2,885	$3,442	$(557)	(16.2)%
Partner and other	83,607	79,051	4,556	5.8	251,868	229,903	21,965	9.6
Total gross profit	$83,675	$79,716	$3,959	5.0%	$254,753	$233,345	$21,408	9.2%

Gross margins for the past seven quarterly periods and fiscal year ending 2016 were:

	Q1 2016	Q2 2016	Q3 2016	Q4 2016	FY 2016	Q1 2017	Q2 2017	Q3 2017
Direct	4.7%	6.2%	2.7%	7.3%	5.2%	8.2%	4.3%	0.3%
Partner and other	19.7%	19.0%	19.0%	19.2%	19.2%	20.8%	20.3%	20.7%
Combined	18.7%	18.2%	18.1%	18.6%	18.4%	20.1%	19.5%	19.7%

Gross profit for the three months ended September 30, 2017 increased 5% compared to the same period in 2016 primarily as a result of increased gross margin. Gross margin increased to 19.7% for the three months ended September 30, 2017 compared to 18.1% for the same period in 2016. The increase in gross margin was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

Gross profit for the nine months ended September 30, 2017 increased 9% compared to the same period in 2016 primarily as a result of increased gross margin. Gross margin increased to 19.8% for the nine months ended September 30, 2017 compared to 18.3% for the same period in 2016. This increase in gross margin was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

The 235 basis point decrease in direct gross margin for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions and increased warehousing costs, partially offset by a shift in sales mix into higher margin home and garden products. Direct gross margin for the nine months ended September 30, 2017, as compared to the same period in 2016, remained relatively flat.

The 172 basis point increase in partner gross margin for the three months ended September 30, 2017, as compared to the same period in 2016 was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

The 139 basis point increase in partner gross margin for the nine months ended September 30, 2017, as compared to the same period in 2016 was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

Cost of goods sold includes stock-based compensation expense of $46,000 and $69,000 for the three months ended September 30, 2017 and 2016, respectively, and $134,000 and $200,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Total revenue, net	$424,007	100%	$441,564	100%	$1,288,466	100%	$1,273,781	100%
Cost of goods sold
Product costs and other cost of goods sold	321,678	76%	343,401	78%	977,827	76%	985,603	77%
Fulfillment and related costs	18,654	4%	18,447	4%	55,886	4%	54,833	4%
Total cost of goods sold	340,332	80%	361,848	82%	1,033,713	80%	1,040,436	82%
Gross profit	$83,675	20%	$79,716	18%	$254,753	20%	$233,345	18%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs increased slightly during the three and nine months ended September 30, 2017 as compared to the same periods in 2016.

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

The following table reflects our sales and marketing expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales and marketing expenses	$45,153	$34,707	$10,446	30.1%	$126,068	$99,516	$26,552	26.7%
Sales and marketing expenses as a percent of net revenues	10.6%	7.9%			9.8%	7.8%

The 279 basis point increase in sales and marketing expenses as a percentage of revenue for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to increased spending in the sponsored search and television marketing channels, due in part to our seeking to increase revenue in these channels to partially offset the effects of the Google algorithm changes described above.

While we work to adapt to Google's changes in its natural search engine algorithms as noted above, we have increased our emphasis on other marketing channels, such as sponsored search, which has generated revenue growth but with higher associated marketing expenses than natural search. We expect this trend to continue while we work to adapt to these changes.

We are also experiencing an increasingly competitive digital marketing landscape. We have competitors who are spending significant amounts on advertising bidding up the cost of certain marketing channels, such as paid keywords. While we may not choose to match their levels of spending, this has increased our marketing costs in recent quarters. We expect this trend to continue.

The 197 basis point increase in sales and marketing expenses as a percentage of revenue for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to increased spending in sponsored search and display ads on social media marketing channels, and increased staff related costs.

Sales and marketing expenses include stock-based compensation expense of $109,000 and $102,000 for the three months ended September 30, 2017 and 2016, respectively, and $318,000 and $234,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

The following table reflects our technology expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Technology expenses	$28,746	$26,739	$2,007	7.5%	$85,982	$78,249	$7,733	9.9%
Technology expenses as a percent of net revenues	6.8%	6.1%			6.7%	6.1%

The $2.0 million increase in technology costs for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in staff related costs of $1.5 million, an increase in technology licenses and maintenance costs of $1.3 million, partially offset by a decrease in depreciation of $848,000.

The $7.7 million increase in technology costs for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in staff related costs of $3.5 million, an increase in technology licenses and maintenance of $3.0 million, an increase in IT-related vendor expenses of $1.0 million, and an increase in depreciation of $505,000.

Technology expenses include stock-based compensation expense of $166,000 and $210,000 for the three months ended September 30, 2017 and 2016, respectively, and $476,000 and $615,000 for the nine months ended September 30, 2017 and 2016, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
General and administrative expenses	$21,651	$23,317	$(1,666)	(7.1)%	$66,622	$67,843	$(1,221)	(1.8)%
General and administrative expenses as a percent of net revenues	5.1%	5.3%			5.2%	5.3%

The $1.7 million decrease in general and administrative expenses ("G&A") for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to a decrease in bad debt expense of $1.1 million, a decrease in consulting and outside services expense of $479,000, and a decrease in legal fees of $434,000. These decreases were partially offset by an increase in staff related costs of $509,000.

The $1.2 million decrease in general and administrative expenses ("G&A") for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to a decrease in legal costs of $1.8 million, a decrease in bad debt expense of $1.1 million, a $617,000 decrease in travel, and a $547,000 contract termination fee in Q1 2016. These decreases were partially offset by an increase in staff related costs of $3.2 million.

G&A expenses include stock-based compensation expense of approximately $703,000 and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $2.1 million and $3.1 million for the nine months ended September 30, 2017 and 2016.

We continue to seek opportunities for growth, in our retail business and through our Medici blockchain and financial technology initiatives and through other means. As a result of these initiatives, we may continue to incur additional expenses or make investments in, or acquisitions of other technologies and businesses. We also anticipate that our Medici initiatives will incur losses in the near term. These losses, additional expenses, acquisitions or investments may be material, and, coupled with existing marketing expense trends and the seasonality of our business, may lead to reduced consolidated income or losses in some periods, and to reduced liquidity. Additionally, we may recognize additional impairment charges from our investments. We are also considering other alternatives for Medici, including raising capital. During the three months ended September 30, 2017, our Medici-related subsidiaries incurred a pre-tax loss of approximately $3.7 million, which includes $1.2 million of amortization and depreciation expense. During the nine months ended September 30, 2017, Medici Ventures, Inc. and its subsidiaries incurred an operating loss of approximately $15.0 million, which includes $3.6 million of amortization and depreciation expense, and a $4.5 million impairment charge related to a cost method investment.

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

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of goods sold - direct	$72	$77	$230	$235
Technology	5,940	6,952	18,802	18,755
Sales and marketing	—	29	—	29
General and administrative	974	357	2,863	691
Total depreciation, including internal-use software and website development	$6,986	$7,415	$21,895	$19,710

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Technology	$905	$699	$2,715	$2,151
Sales and marketing	22	246	62	949
General and administrative	21	27	62	93
Total amortization of intangible assets other than goodwill	$948	$972	$2,839	$3,193

Interest expense

Total interest expense increased $500,000, from $212,000 for the three months ended September 30, 2016 to $713,000 for the three months ended September 30, 2017. The increase in interest expense is primarily due to no longer capitalizing interest on our headquarters loan due to construction completion in late 2016.

Total interest expense increased $1.9 million, from $219,000 for the nine months ended September 30, 2016 to $2.1 million for the nine months ended September 30, 2017. The increase in interest expense is primarily due to no longer capitalizing interest on our headquarters loan due to construction completion.

Other income, net

Other income, net for the three months ended September 30, 2017 was $5.9 million as compared to $1.3 million in 2016. The increase is primarily due to an increase in realized gains on sales of cryptocurrencies and precious metals of $5.5 million, and a decrease in impairment charges of $2.8 million, partially offset by a decrease in Club O Rewards breakage of $3.5 million due to discontinuing our Club O Silver rewards program in Q4 2016.

Other income, net for the nine months ended September 30, 2017 was $2.8 million as compared to $9.4 million in 2016. The decrease is primarily due to a decrease in Club O Rewards breakage of $10.4 million due to discontinuing our Club O Silver rewards program in Q4 2016, and an increase in impairment charges of $1.7 million related to cost method investments. These decreases were partially offset by an increase in realized gains on sales of cryptocurrencies and precious metals of $5.5 million.

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

Our provision (benefit) for income taxes for the three months ended September 30, 2017 and 2016 was $(5.4) million and $(543,000). The decrease in the provision is due to the release of a valuation allowance against capital losses and a decrease in pre-tax income during the three months ended September 30, 2017, as compared to the same period in 2016. Our provision (benefit) for income taxes for the nine months ended September 30, 2017 and 2016 was $(7.7) million and $8.2 million, respectively. The decrease in the provision is primarily due to a decrease in pre-tax income during the nine months ended September 30, 2017 as compared to the same period in 2016.

The effective tax rate for the nine months ended September 30, 2017 and 2016 was 33.8% and 49.1%, respectively. The decrease in the effective tax rate is primarily attributable to a valuation allowance recorded during the three months ended

June 30, 2017 against certain state tax credits and an impairment loss on a cost method investment that we recognized during the three months ended March 31, 2017, for which no tax benefit can be recorded, partially offset by the release of a valuation allowance against capital losses during the three months ended September 30, 2017.

We adopted ASU 2016-09 on January 1, 2017, which requires stock based compensation excess tax benefits or deficiencies to be reflected in the Consolidated Statements of Operations as a component of the provision for income taxes whereas they previously were recognized in equity.

We have indefinitely reinvested foreign earnings of $1.1 million at September 30, 2017. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

We are subject to taxation in the United States and several state and foreign jurisdictions. Tax years beginning in 2012 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. We are under audit by the Internal Revenue Service ("IRS") for the calendar year 2015. The IRS has not indicated or communicated any deficiencies. We expect the audit to complete during 2017.

Each quarter we assess the recoverability of our deferred tax assets under ASC 740. We assess all available positive and negative evidence to determine whether we will generate sufficient future taxable income to use the existing deferred tax assets. We consider, among other things, our recent financial and operating results, along with our forecasted growth rates, projected future taxable income, carryforward periods, our utilization experience with operating loss and tax credit carryforwards, and prudent and feasible tax planning strategies. We give the most weight to objective evidence related to our more recent financial results. Based upon the level of historical taxable income and projections for future taxable income, and planned tax strategies over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deduction differences, net of recorded valuation allowances. This assessment requires significant judgment and estimates about our ability to generate revenue, gross profit, operating income and taxable income in future periods. Except as otherwise disclosed, there are no known trends, events, transactions or other uncertainties that are expected to negatively impact the future levels of taxable income. We established a valuation allowance of $2.3 million for certain state tax credits as of June 30, 2017, because estimates of future apportioned taxable income during the carryforward period were reduced. During the three months ended September 30, 2017, we sold precious metals and cryptocurrencies and generated capital gain income. We have deferred tax assets based on capital losses, which were offset by a valuation allowance. Since we generated capital gain income, a portion of the capital losses can now be utilized and we released $2.2 million of valuation allowance as of September 30, 2017. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

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

The following table reflects our total net revenues for each of the quarters in 2017, 2016 and 2015 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017	$432,435	$432,024	$424,007	$	N/A
2016	413,677	418,540	441,564		526,182
2015	398,344	388,013	391,211		480,270

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

In December 2016, as a successful demonstration of the platform and technology developed by our majority-owned subsidiary tZERO, we issued preferred shares of Overstock.com, Inc. for proceeds of $7.6 million, net of offering costs.

Subsequent to September 30, 2017, we entered into a $40.0 million loan agreement dated November 6, 2017 with PCL L.L.C., an entity directly or indirectly wholly owned by the mother and brother of our Chief Executive Officer, Dr. Patrick Byrne. For additional information, see Borrowings - below.

We do not have any credit facilities available to us other than our purchasing card with U.S. Bank, all as described under Borrowings below.

In January 2017, we repurchased approximately 604,000 shares of our common stock for an aggregate purchase price of $10 million under our stock repurchase plan, utilizing cash on hand. All common shares repurchased were recognized as treasury stock. We may repurchase additional shares in the future.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At September 30, 2017, we had cash and cash equivalents of $92.3 million.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,		Twelve months ended September 30,
	2017	2016	2017	2016
Cash provided by (used in):
Operating activities	$(62,655)	$(15,439)	$(7,652)	$75,477
Investing activities	(14,368)	(65,166)	(28,649)	(81,358)
Financing activities	(13,809)	34,814	4,096	49,084

Free cash flow

"Free Cash Flow" (a non-GAAP measure) for the nine months ended September 30, 2017 and 2016, was $(83.5) million and $(74.8) million, respectively, and $(41.4) million and $(37,000) for the twelve months ended September 30, 2017 and 2016, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the nine months ended September 30, 2017 and 2016, our operating activities resulted in net cash outflows of $62.7 million and $15.4 million, respectively.

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

The $62.7 million of net cash used in operating activities during the nine months ended September 30, 2017 was primarily due to decreases in accounts payable of $35.8 million and accrued liabilities of $35.8 million, and consolidated net loss of $15.1 million. Accounts payable and accrued liabilities decreased due to seasonality which caused high balances at year-end 2016 and a significant decline during 2017, and due to decreased revenue growth in 2017. The net cash used in operating activities during the nine months ended September 30, 2017 was partially offset by non-cash depreciation expense of $21.9 million. The increase in net cash used in operating activities for the nine months ended September 30, 2017, as compared to the same period of 2016, is due in part to the results for 2016 including litigation settlement proceeds of $19.5 million, as described above under Litigation settlement.

The $15.4 million of net cash used in operating activities during the nine months ended September 30, 2016 was primarily due to decreases in accounts payable of $40.2 million, deferred revenue of $9.7 million, and accrued liabilities of $8.7 million. Accounts payable, accrued liabilities and deferred revenue decreased due to seasonality which caused high balances at year-end 2015 and a significant decline during 2016. The net cash used in operating activities during the nine months ended September 30, 2016 was partially offset by non-cash depreciation expense of $19.7 million, consolidated net income of $8.5 million, and deferred income taxes of $6.7 million.

Cash flows from investing activities

For the nine months ended September 30, 2017, investing activities resulted in net cash outflows of $14.4 million primarily due to $20.9 million of expenditures for fixed assets.

For the nine months ended September 30, 2016, investing activities resulted in net cash outflows of $65.2 million primarily due to $59.4 million of expenditures for fixed assets.

Cash flows from financing activities

For the nine months ended September 30, 2017, financing activities resulted in net cash outflows of $13.8 million primarily due to the purchase of treasury stock for $11.1 million.

For the nine months ended September 30, 2016, financing activities resulted in net cash inflows of $34.8 million primarily due to $31.4 million of proceeds from our U.S. Bank term loan and $6.1 million of proceeds from lease finance obligations with U.S. Bank.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2017 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
U.S. Bank term loan payments (1)	$45,010	$—	$—	$—	$—	$—	$45,010
U.S. Bank master lease agreement (2)	12,651	—	—	—	—	—	12,651
Operating leases (3)	2,273	6,962	6,733	4,292	4,336	20,775	45,371
Purchase obligations (4)	3,497	1,528	—	—	—	—	5,025
Total contractual cash obligations	$63,431	$8,490	$6,733	$4,292	$4,336	$20,775	$108,057
  ___________________________________________
(1) — Subsequent to September 30, 2017, we terminated the U.S. Bank term loan agreement (see Borrowings below).
(2) — Subsequent to September 30, 2017, we terminated the U.S. Bank master lease agreement (see Borrowings below).
(3) — From time to time we enter into operating leases for facilities and equipment for use in our operations.

(4) — The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at September 30, 2017. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

During Q1 2017, we established a partially self-funded health insurance plan for our employees, and have established accrued liabilities based upon claims history and estimates of claims that have been incurred but not reported. In addition to the contractual obligations summarized above, we are responsible for estimating our liability for unpaid costs of insured events under the health insurance plan that have occurred, which includes known cases on a case-basis, and also for events that have occurred, but have not yet been reported. As of September 30, 2017, we have recorded an accrued liability of approximately $1.4 million. Actual claims may differ from the estimate and any difference could be significant. This accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

Subsequent to September 30, 2017, we entered into a new loan agreement related to our corporate headquarters. The loan agreement provides for $40.0 million term loan which carries an interest rate of 8.0%. We are required to make monthly interest-only payments during the term of the loan and a balloon payment of all unpaid principal and interest on May 1, 2019 (see Borrowings below).

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of September 30, 2017, tax contingencies were $1.7 million. We expect the total amount of tax contingencies to increase in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. While it is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or reach resolution of tax contingencies in one or more jurisdictions, we do not anticipate that we will make any payments to such authorities during that period. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Borrowings

U.S. Bank term loan and revolving loan agreement

We are party to a loan agreement (as amended through March 30, 2017, the "Agreement") dated October 24, 2014 with U.S. Bank National Association and other banks (the "Banks") in connection with the construction and long-term financing of our corporate headquarters (the "Project"). The Agreement provides for a senior secured real-estate loan of $45.8 million (the "Term Loan") that we used to finance a portion of the Project and a $25.0 million senior secured revolving credit facility (the "Revolving Loan") to be used for working capital and other permitted purposes, including stock repurchases. The Term Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. On January 1, 2017, the Term Loan was converted from a real estate loan used in the construction of our headquarters into an approximately 6.75-year loan due October 1, 2023. The aggregate principal amount converted was $45.8 million. The Revolving Loan terminates June 30, 2020.

At September 30, 2017, our outstanding balance on the Term Loan was $45.0 million. We have no amounts outstanding under the Revolving Loan. Our liability under the Term Loan approximates fair value. Amounts outstanding under the Term Loan are presented net of discount and issuance costs in our consolidated balance sheets.

Subsequent to September 30, 2017, we repaid the remaining outstanding balance and terminated the Term Loan and Revolving Loan (see PCL L.L.C. term loan agreement below).

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the "Master Lease Agreement") with U.S. Bank Equipment Finance, a division of U.S. Bank National Association ("Lessor"). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease

Agreement twelve months following the initial term. We have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the nine months ended September 30, 2017, we did not receive proceeds under the Master Lease Agreement. The average interest rate for amounts outstanding under the Master Lease Agreement was approximately 3.50%.

We have accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss as a result of this transaction. Our liability under the Master Lease Agreement approximates fair value.

Subsequent to September 30, 2017, we repaid the remaining outstanding balance and terminated the Master Lease Agreement (see PCL L.L.C. term loan agreement below).

PCL L.L.C. term loan agreement

On November 6, 2017, we entered into a loan agreement with PCL L.L.C., an entity directly or indirectly wholly owned by the mother and brother of our Chief Executive Officer, Dr. Patrick Byrne. The agreement provides for a $40.0 million term loan which carries an annual interest rate of 8.0% and a default rate of 18.0%. The loan is for a term of 18 months, subject to mandatory prepayment under certain circumstances, and is prepayable at our election at any time without penalty or premium. Interest only will be due monthly. The principal amount and any then unpaid interest will be due and payable on May 1, 2019 (subject to mandatory prepayment in the event of a sale or encumbrance of the headquarters building or a change of ownership of Overstock or the occurrence of certain other events, including material changes to Overstock’s business, the loss of management control of Overstock by Dr. Patrick Byrne and other events). The loan is secured by our corporate headquarters and the related land, fixtures and certain related personal property. We incurred insignificant debt issuance costs with the new loan agreement. The $40.0 million proceeds from this loan together with our cash resources were used to repay the remaining outstanding balances and terminate the U.S. Bank Term Loan, Revolving Loan, Master Lease Agreement, and associated derivative instruments.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2017, $509,000 was outstanding and $4.5 million was available under the Purchasing Card. At December 31, 2016, $811,000 was outstanding and $4.2 million was available under the Purchasing Card.

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

For further details on contribution and contribution margin, see the reconciliation of these non-GAAP financial measures below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Total net revenue	$424,007	100%	$441,564	100%	$1,288,466	100%	$1,273,781	100%
Cost of goods sold	340,332	80.3%	361,848	81.9	1,033,713	80.2%	1,040,436	81.7%
Gross profit	83,675	19.7%	79,716	18.1	254,753	19.8%	233,345	18.3%
Less: Sales and marketing expense	45,153	10.6%	34,707	7.9	126,068	9.8%	99,516	7.8%
Plus: Club O Rewards and gift card breakage (included in Other income, net)	692	0.2%	4,162	0.9%	1,924	0.1%	12,247	1.0%
Contribution and contribution margin	$39,214	9.2%	$49,171	11.1%	$130,609	10.1%	$146,076	11.5%

Our calculation of our contribution and contribution margin by Retail Total (which consists of Direct and Partner) and Other (which consists of Medici) is set forth below (in thousands):

	Three months ended September 30,
	Direct	Partner	Retail Total	Other	Total
2017
Total net revenue	$19,645	$400,419	$420,064	$3,943	$424,007
Cost of goods sold	19,577	318,121	337,698	2,634	340,332
Gross profit	$68	$82,298	$82,366	$1,309	$83,675
Less: Sales and marketing expense			44,910	243	45,153
Plus: Club O Rewards and gift card breakage (included in Other income, net)			692	—	692
Contribution			$38,148	$1,066	$39,214
Contribution margin			9.1%	27.0%	9.2%

2016
Total net revenue	$24,620	$413,019	$437,639	$3,925	$441,564
Cost of goods sold	23,955	335,306	359,261	2,587	361,848
Gross profit	$665	$77,713	$78,378	$1,338	$79,716
Less: Sales and marketing expense			34,594	113	34,707
Plus: Club O Rewards and gift card breakage (included in Other income, net)			4,162	—	4,162
Contribution			$47,946	$1,225	$49,171
Contribution margin			11.0%	31.2%	11.1%

	Nine months ended September 30,
	Direct	Partner	Retail Total	Other	Total
2017
Total net revenue	$64,572	$1,211,536	$1,276,108	$12,358	$1,288,466
Cost of goods sold	61,687	963,310	1,024,997	8,716	1,033,713
Gross profit	$2,885	$248,226	$251,111	$3,642	$254,753
Less: Sales and marketing expense			125,312	756	126,068
Plus: Club O Rewards and gift card breakage (included in Other income, net)			1,924	—	1,924
Contribution			$127,723	$2,886	$130,609
Contribution margin			10.0%	23.4%	10.1%

2016
Total net revenue	$75,901	$1,187,364	$1,263,265	$10,516	$1,273,781
Cost of goods sold	72,459	961,227	1,033,686	6,750	1,040,436
Gross profit	$3,442	$226,137	$229,579	$3,766	$233,345
Less: Sales and marketing expense			99,097	419	99,516
Plus: Club O Rewards and gift card breakage (included in Other income, net)			12,247	—	12,247
Contribution			$142,729	$3,347	$146,076
Contribution margin			11.3%	31.8%	11.5%

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

Free cash flow

Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and liquidity. Free cash flow, which we reconcile below to "Net cash provided by (used in) operating activities," the nearest GAAP financial measure, is net cash provided by (used in) operating activities reduced by "Expenditures for fixed assets, including internal-use software and website development." We believe that net cash provided by (used in) operating activities is an important measure, since it includes both the cash impact of the continuing operations of the business and changes in the balance sheet that impact cash. However, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations and free cash flow measures the amount of cash we have available for mandatory debt service and financing obligations, changes in our capital structure, and future investments after purchases of fixed assets. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows as reconciled below (in thousands):

	Nine months ended September 30,		Twelve months ended September 30,
	2017	2016	2017	2016
Net cash (used in) provided by operating activities	$(62,655)	$(15,439)	$(7,652)	$75,477
Expenditures for fixed assets, including internal-use software and website development	(20,873)	(59,382)	(33,772)	(75,514)
Free cash flow	$(83,528)	$(74,821)	$(41,424)	$(37)

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

The combined notional amount changes monthly beginning at approximately $3.6 million on September 1, 2015, increasing to a maximum of approximately $45.8 million as of December 31, 2016, and will decrease to approximately $38.2 million on October 1, 2023. The swaps effectively fix our effective interest rate on the approximate amounts expected to be outstanding from time to time on the Real Estate Loan at an annual rate of approximately 4.6%. At September 30, 2017, we had $45.0 million outstanding under the Real Estate Loan, and the notional amount of the swaps was $45.0 million.

We carry our interest rate swaps at fair value on our consolidated balance sheets. At September 30, 2017, we recognized swap liabilities in the amount of $1.6 million. The change in fair value of our swaps for the nine months ended September 30, 2017 was a gain of $207,000. The fair value of the swaps can be impacted by several factors including forward rates, interest rates and discount rates (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Fair value of financial instruments). Because we have designated our swaps as cash flow hedges for accounting purposes, to the extent the swaps qualify for this designation and are effective, changes in the fair value of the instruments are recognized through Other comprehensive income (loss) in our statements of comprehensive income (loss) (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Derivative financial instruments). On November 6, 2017, we terminated the interest rate swaps as a result of the termination of the underlying loan instruments (see Note 11—Subsequent Events).

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

At September 30, 2017, we had $92.3 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $923,000 on our earnings or loss, or the cash flows of these instruments.

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

We have a history of losses, and we may incur operating and net losses in the foreseeable future. At September 30, 2017, our accumulated deficit was $158.9 million. We need to generate significant revenues to be profitable, and we may not be able to do so. Although we have generated positive net income in recent years, we incurred a net loss for 2011, and interim net losses during 2015, 2016 and 2017. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of our partners and other companies with which we do business, as well as public market analysts and investors. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

Our business depends on the Internet, our infrastructure and transaction-processing systems.

We are completely dependent on our infrastructure and on the availability, reliability and security of the Internet and related systems. Substantially all of our computer and communications hardware is located at a single Overstock owned and operated facility. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. Our back-up facility is not adequate to support sales at a high level. Our servers and applications are vulnerable to malware, physical or electronic break-ins and other disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. Any system interruption that results in the unavailability of our Website or our mobile app or reduced performance of our transaction systems could interrupt or substantially reduce our ability to conduct our business. We have experienced periodic systems interruptions due to server failure, application failure, power failure and intentional cyber-attacks in the past, and may experience additional interruptions or failures in the future. Any failure or impairment of our infrastructure or of the availability of the Internet or related systems could have a material adverse effect on our financial results and business.

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
•
traditional general merchandise and specialty retailers and liquidators including Barnes and Noble, Bed, Bath & Beyond, Best Buy, Costco, Crate and Barrel, Ethan Allen, Gilt, Home Depot, HomeGoods, Hudson's Bay Company, IKEA, J.C. Penny Company, Kirkland's, Kohl's, Lands' End, Lowe's, Macy's, Nordstrom, Pier 1 Imports, Pottery Barn, Restoration Hardware, Ross Stores, Saks Fifth Avenue, Sears, T.J. Maxx, Target, Wal-Mart and Williams-Sonoma, all of which also have an online presence; and

•	liquidation e-tailers such as SmartBargains.

We expect that existing and future traditional manufacturers and retailers will continue to add or improve their e-commerce offerings, and that our existing and future ecommerce competitors, including Amazon, will continue to increase their offerings and delivery capabilities. Many of our competitors specialize in one or more of the areas in which we offer products. For example, our furniture offerings compete with more than 100 online retail furniture websites, in addition to many more traditional furniture retail specialists. Some of our competitors run at net losses to gain market share in the online retail market. Competition from Amazon and from other competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do, affect us and could have a material adverse effect on our financial results and business.

Our competitors may directly increase our marketing costs and also may cause us to decrease certain types of marketing.

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

We rely upon paid and unpaid natural search engines including Google, Bing, and Yahoo! to rank our product offerings. Our financial results may suffer if search engines change their ranking algorithms and our product offerings are ranked lower in paid and/or unpaid searches, and we may at times be subject to ranking penalties if the operators of search engines believe we are not in compliance with their guidelines.

We rely on paid and unpaid natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including, but not limited to, Google, Bing, and Yahoo!, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user's search criteria and specifications. Search engine companies change their natural search engine algorithms periodically, and our ranking in natural searches may be adversely affected by those changes, as has occurred from time to time, and which occurred again during the second and third quarters of this year, reducing our revenue growth and leading us to pursue revenue growth in other more expensive marketing channels. In addition, large marketplace websites and sites which aggregate marketplace sellers with a large product selection are becoming increasingly popular, and we may not be able to place our products on these sites to take advantage of their internal search platforms. Further, some shoppers may begin their searches at a competitor's website, and may not utilize traditional search engines at all. Our inability to place products on or access these sites may have a material adverse effect on our business.

We continue to experiment with various ways to reduce the number of coupons we offer to our customers, which may have adversely affected our revenue growth and may continue to do so.

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

We generally do not currently collect sales or other similar taxes on sales of goods into states where we have no duty to do so under federal court decisions construing applicable constitutional law. If any jurisdiction where we do not or did not collect sales or other taxes successfully asserts that we should do so or should have done so, or should otherwise have collected or paid other types of taxes, it could have a material adverse effect on our business. Several states have enacted laws requiring remote vendors to notify resident purchasers in those states of their obligation to pay a use tax on their purchases and, in some instances, to report untaxed purchases to the state tax authorities. Other states have enacted legislation to require retailers without a physical presence in the state to collect and remit state sales taxes if they engage in any activity in connection with the selling, leasing or delivery of tangible personal property or taxable services within the state. In the past we have terminated affiliate marketing websites as a result of efforts by certain states to require us to collect sales taxes based on the presence of our third-party Internet advertising affiliates in those states, and we may do so again, which may have material adverse effect on our financial results and business. Additionally, states may seek to apply economic pressure by enacting similar or new laws, or revising their existing tax positions, to force or encourage remote retailers to collect and remit sales tax. Such laws could harm our business by imposing notice burdens upon us, by requiring transaction notices that would adversely affect sales, or by discouraging customer purchases by requiring detailed purchase reporting. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

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

A subsidiary of ours owns the land on which we built our new headquarters, and consequently has environmental and other risks, and we may incur environmental expense and liabilities under the environmental indemnity agreements we entered into in connection with our former credit facility or with the new loan we obtained in order to refinance our former credit facility.

In 2014 our wholly-owned subsidiary O.com Land, LLC purchased land near Salt Lake City, Utah on which we have built our new headquarters. The land is part of the Midvale SLAG Superfund Site ("Site"), a former Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") superfund site. O.com Land, LLC is required to follow certain requirements of CERCLA and the consent decree governing remediation of the Site, and its failure to do so could expose us to material environmental liabilities. Further, in connection with the credit facility we entered into with U.S. Bank and other banks, we entered into a broad environmental indemnity agreement pursuant to which we agreed to indemnify U.S. Bank and other banks and other persons against a broad array of potential environmental claims, liabilities and exposures relating to the property. We have entered into a similar indemnity agreement for the benefit of our new lender, PCL L.L.C. Any such environmental liabilities, and any liabilities under any environmental indemnity agreement, could be material and could have a material adverse effect on our financial results and business.

Our secured credit facility requires us to maintain compliance with a variety of covenants.

We are party to a $40.0 million term loan agreement with PCL L.L.C. We will need to maintain compliance with the requirements governing the facility, including compliance with a variety of covenants, certain of which may be subject to events outside of our control. We have pledged substantially all of our assets to secure our obligations under the credit facility. If we fail to comply with the terms of the credit facility, the failure could have a material adverse effect on our liquidity and financial results and business.

We have incurred substantial indebtedness and may incur additional indebtedness.

We are party to a $40.0 million term loan agreement with PCL L.L.C. and may incur additional indebtedness. This existing indebtedness increases, and any additional future indebtedness will further increase, our business risks substantially, including our vulnerability to industry downturns and competitive pressures. The degree to which we are ultimately leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes. Our ability to satisfy our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Any difficulties we have satisfying our debt service obligations could have a material adverse effect on our financial results and business.

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

We face risks related to automating our process for onboarding new products.

We are in the process of automating portions of our new product onboarding process that we previously performed manually. As we do so, there is a risk that inappropriate content or products we prohibit may not be properly identified by our new systems and may appear on our Website until we identify and remove them. The appearance of any such products or content on our Website could violate applicable laws or regulations, result in damage to our brand and/or result in claims, fines or penalties, and could have a material adverse effect on our business.

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

We have expanded, contracted and otherwise modified our warehouse and customer service operations from time to time in the past, and expect that we will continue to do so. We also contract with third parties to operate warehouses, receive returns and process orders. If we or our third-party providers do not successfully optimize and operate our warehouse and customer service operations, it could significantly limit our ability to meet customer demand, customer shipping or return time expectations, or result in excessive costs and expenses for the size of our business. Because it is difficult to predict demand, we may not be able to manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. We may also fail to staff our fulfillment and customer service centers at optimal levels. Our failure to manage our warehouse operations or our fulfillment and customer service centers optimally could adversely affect our financial results and customer experience, and could have a material adverse effect on our financial results and business.

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

In August 2015, we acquired the assets and business of a financial technology ("fintech") company and in January 2016, we acquired two registered broker dealers (our "broker dealer subsidiaries") that were affiliated with the fintech company. We have limited experience with the operation of fintech companies or of broker dealers. In December 2016 we issued publicly-traded securities traded exclusively on a registered alternative trading system operated by one of our majority-owned broker dealer subsidiaries, the ownership of which is tracked on a distributed ledger. We are also working on other potential financial applications of blockchain technology, including a solution for initial coin offerings and post-offering trading of cryptosecurities. All of these are areas in which we do not have substantial experience, and all of them are subject to the risks of new and novel businesses, including technical, operational, financial, regulatory, legal and reputational risks, as well as the risk that we may be unable to market, license or sell our technology successfully or profitably. The occurrence of any such risks could have a material adverse effect on our financial results and business.

We may be required to write off amounts relating to our investments in startup businesses.

At September 30, 2017, we held investments of approximately $12.3 million in several companies that are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Additionally, since several of our investments are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, we have no assurance that the technology or products of our investees would be successful, even if they were brought to market. We may write off additional amounts related to these investments, and any such write-offs could be material. Any of the foregoing could have a material adverse effect on our financial results and business.

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

We offer a variety of services and product offerings, including specialized services and product offerings, such as advertising for various types of loans, credit cards and insurance offerings, automobiles, and our Farmers Market offerings. Each of these is subject to substantial regulation and competition. For example, many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of automobile sellers and public advertising for automobile sales. We have no ability to know whether the information the automobile advertisers or other advertisers provide is correct. Similarly, we have no ability to ensure that the sellers in our Farmers Market offerings comply with all regulations governing the sale of food products. More generally, we have no ability to ensure that our partners or others with whom we do business will comply with all laws and regulations applicable to them and their transactions. Any negative publicity we receive regarding any allegations of unlawful or deceptive conduct may damage our reputation, our ability to attract new customers to our main shopping site, and our brand name generally. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

We have an evolving business model, which increases the complexity of our business.

Our business model has evolved in the past and continues to do so. In prior years we have added additional types of services and product offerings and in some cases we have modified or discontinued those offerings. We intend to continue to try to offer additional types of products or services, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/partner sourcing of the products we offer. The additions and modifications to our business have increased the complexity of our business and impacted our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any new business or website we launch that is not favorably received by consumers could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

The seasonality of our business places increased strain on our operations.

A disproportionate amount of our sales normally occur during our fourth quarter. If we, or our partners, do not stock or are otherwise unable to source products sufficient to meet customer demand, our business would be adversely affected. We may experience an increase in our net shipping cost due to complimentary upgrades and the expense of shipments necessary to ensure timely delivery for the holiday season. In addition, we may be unable to adequately staff our fulfillment and customer service centers during peak periods, and delivery services and other fulfillment companies and customer service providers may be unable to meet the seasonal demand. The occurrence of any of the foregoing, or the occurrence of a disappointing fourth quarter for any reason, could have a material adverse effect on our financial results and business.

Acquisitions we have made and may make will increase costs and regulatory and integration risks.

From time to time we have acquired, and may in the future acquire, other businesses or the assets of other businesses. Integrating an acquired business or its assets involves a number of risks and financial, managerial and operational challenges. We have incurred significant expenses in connection with acquisitions we have made in the past, and expect to incur additional expenses in connection with those acquisitions or in connection with other acquisitions we may make in the future. Our profitability has been and may continue to be adversely affected by such acquisitions. Further, acquisitions may also create a need for additional accounting, tax, compliance, documentation, risk management and internal control procedures, and may require us to hire additional personnel to implement, perform and/or monitor such procedures. To the extent our procedures are not adequate to appropriately implement, perform and/or monitor all necessary procedures relating to any new or expanded business, we could be exposed to a material loss or regulatory sanction. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

We are routinely involved in substantial litigation.

From time to time we receive claims and become subject to lawsuits involving consumer protection, employment, intellectual property and other matters related to the conduct and operation of our business and the sale of products on our Website, including claims by regulators and by customers. In addition, we have in the past been and in the future may be, involved in substantial litigation. We are presently involved in litigation regarding the constitutionality of certain state tax laws. Litigation can be costly and time consuming and could divert management and key personnel from our regular business operations. An unfavorable resolution of any substantial litigation matter could have a material adverse effect on our financial results and business.

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

In January 2014, we began accepting bitcoin as a form of payment for purchases on our Website. Bitcoin is not considered legal tender or backed by any government, and it has experienced price volatility, technological glitches and various law enforcement and regulatory interventions. In September 2014, we began accepting bitcoin internationally. The use of cryptocurrency such as bitcoin has been prohibited or effectively prohibited in some countries. We also accept other cryptocurrencies for sales to customers in the United States and internationally. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. From time to time we also hold bitcoin and other cryptocurrencies directly, and we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrencies we hold. The uncertainties regarding legal and regulatory requirements relating to cryptocurrencies or transactions utilizing cryptocurrencies, as well as potential accounting and tax issues, or other requirements relating to cryptocurrencies could have a material adverse effect on our financial results and business.

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

We are subject to regulation at the federal, state, local and international levels, including regulation relating to privacy, security, retention, transfer and use of personal user information and telemarketing laws. Increasing regulation may increase the cost of our business and may further restrict our marketing efforts. Our expanding business model may trigger additional regulatory scrutiny. Existing laws, including those governing advertising, product labeling, product content requirements and product safety, may cause us to incur expenses. We may be subject to claims related to personal injury, death, environmental or property damage. We are periodically required to participate in product recalls. We may incur expense in connection with any of the foregoing or other matters or actions which may not be covered by any liability insurance we may carry. These current and future laws and regulations could have a material adverse effect on our financial results and business.

Changes in management roles and responsibilities, the loss of key personnel, or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. Changes in the roles and responsibilities of members of management or the loss of the services of any of our executive officers or other key employees for any reason could harm our business. Members of senior management or key employees may need to take a leave of absence for medical or other reasons. In 2013 our Chief Executive Officer and then Chairman of the Board, Dr. Patrick Byrne, took a two-month leave of absence for medical reasons, and in 2016 he took a three-month leave of absence for medical reasons. We do not have employment agreements with any of our key personnel and we do not maintain "key person" life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense. Our failure to attract and retain the necessary personnel could have a material adverse effect on our financial results and business. In addition, events affecting Dr. Patrick Byrne could result in a default and/or early mandatory pre-payment obligation under our new $40 million loan.

Mobile commerce is becoming increasingly significant to us.

Mobile commerce within our iOS and Android apps is becoming increasingly significant to us. Customers who shop on mobile devices may behave differently from our other customers. If we fail to successfully develop app-specific features or if we fail to keep up with mobile technology and adapt to the changing mobile landscape, it could have a material adverse effect on our business.

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

In December 2016, we issued shares of our Blockchain Voting Series A Preferred Stock (the "Series A Preferred") and our Voting Series B Preferred Stock (the "Series B Preferred," and together with the Series A Preferred, collectively sometimes called the "Preferred Stock") in a registered rights offering (the "rights offering"). The Preferred Stock could adversely affect the holders of our common stock in some circumstances. Except as required by law, the Preferred Stock votes with the common stock on all matters submitted to a vote of the common stock, with holders of the Preferred Stock having one vote for each share of Preferred Stock held. As of September 30, 2017, the 681,259 issued shares of Preferred Stock constituted approximately 2.7% of the total number of shares of the Preferred Stock and the common stock, taken together. The Preferred Stock ranks senior to the common stock with respect to dividends. Holders of the Preferred Stock will be entitled to an annual cash dividend equal to $0.16 per share of Preferred Stock, in preference to any dividend payment to the holders of the common stock. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in any non-cash dividends we pay to holders of the common stock, subject to different treatment if we effect a stock dividend, stock split or combination of the common stock. The Preferred Stock will rank on a parity with the common stock with respect to rights upon our liquidation, winding up or dissolution. If we are a party to any merger or consolidation in which the common stock is changed into or exchanged for stock or other securities of any other person (or the Company) or cash or any other property (or a right to receive the foregoing), we will be required to use all commercially reasonable efforts to cause each outstanding share of the Preferred Stock to be treated as if such share were an additional outstanding share of common stock in connection with any such transaction. Any of the foregoing could have a material adverse effect on the holders of the common stock.

Our quarterly operating results are volatile and may adversely affect the market price of our securities, and you may lose all or a part of your investment.

We have experienced and expect to continue to experience significant fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Our gross revenues have historically been significantly lower in the first and second calendar quarters than in the fourth quarter of the prior year due primarily to increased shopping activity during the fourth quarter holiday season. Further, we generally increase our inventories substantially in anticipation of holiday season shopping activity, which has a negative effect on our cash flow. As a result of the fourth quarter holiday season shopping, we also typically have unusually large payments due to our fulfillment partners in the first calendar quarter. Our revenues and operating results have varied in the past and may continue to vary significantly from quarter to quarter due to a number of other factors, many of which are outside our control. In addition to seasonal effects and the other risk factors described in this report, factors that have caused and/or could cause our quarterly operating results to fluctuate and in turn affect the market price of our securities include:

•	increases in the cost of advertising and changes in our sales and marketing expenditures;
•	expenses we incur in our Medici development efforts
•	our inability to retain existing customers or encourage repeat purchases;
•	the extent to which our existing and future marketing campaigns are successful;
•	price competition, in the costs of marketing as well as in producing pricing, that results in losses or lower profit margins;
•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;
•	the amount and timing of our purchases of inventory;
•	our inability to manage distribution operations or provide adequate levels of customer service;
•	increases in the cost of fuel, transportation or distribution;
•	our ability to successfully implement technology changes or to integrate operations and technologies from acquisitions or other business combinations;
•	our efforts to offer new lines of products and services; and
•	our ability to attract users to our shopping and other sites.

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

Further, certain provisions of the loan agreement we entered into on or about November 6, 2017 with a lender directly or indirectly wholly owned by members of Dr. Patrick Byrne’s family could discourage, delay or prevent a change in control of our company or changes in our management.

Our board of directors or the compensation committee could accelerate the vesting of outstanding restricted stock units upon a sale of the Company or otherwise, which could result in an increase in the number of shares outstanding.

The compensation committee of our board has granted and expects to grant additional restricted stock units ("RSUs") to certain of our employees and directors. Under the terms of the outstanding grants, upon vesting, one share of our common stock is issued for every RSU held. Under the terms of these grants, the board or the compensation committee could determine to accelerate the vesting of RSUs in the event of a sale of our company or otherwise, which would result in an increase in the number of shares outstanding, and would dilute stockholders' ownership of our company. Although the number of RSUs outstanding changes frequently, the aggregate amount outstanding as of September 30, 2017 was approximately 2.2% of the number of shares of common stock outstanding.

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

Additional Risks Related Primarily to our Series A Preferred Stock

The Series A Preferred and the tZERO Platform are novel, and the use of the PRO Securities ATS utilizing the tZERO Platform for trading public digital securities was untested prior to the December 2016 closing of the offering of the Series A Preferred.

Trades in publicly traded securities currently generally take place through the continuous net settlement system operated by The Depositary Trust Company ("DTC"). Our Series A Preferred does not trade or settle through the system operated by the DTC. Instead, shares of Series A Preferred trade exclusively on a registered alternative trading system (the "PRO Securities ATS") operated by our indirect majority-owned subsidiary PRO Securities LLC ("PRO Securities") utilizing technology known as the tZERO Issuance and Trading Platform (the "tZERO Platform"). Shares of Series A Preferred can be held only in an online brokerage account with Keystone Capital Corporation ("Keystone"). Unlike trades through the system operated by the DTC, trades of the Series A Preferred settle on the trade date. The tZERO Platform is a recent development, licensed by PRO Securities from our majority-owned subsidiary tØ.com, Inc. ("tZERO"), and the tZERO Platform had not been tested with public trading of digital securities prior to the closing of the offering of the Series A Preferred in December 2016. Consequently, investors in the Series A Preferred bear the risks of investing in a novel type of security that trades exclusively on a novel type of trading platform and that is subject to a number of unusual restrictions, as well as the risks of investing in our business. Any failure of the PRO Securities ATS or of the tZERO Platform to perform as expected could have a material adverse effect on holders' ability to sell the Series A Preferred.

Our Series A Preferred is not and will not be listed on any securities exchange; prior to December 2016 there was no trading market for the Series A Preferred, and an active trading market has not yet developed and may not develop.

Our Series A Preferred is a new issue of securities that may be traded only on an unprecedented trading platform. Prior to December 2016 there was no established trading market for the Series A Preferred, and no digital security had ever been publicly traded on the PRO Securities ATS or utilizing the tZERO Platform. As of September 30, 2017 only 141 persons had open online brokerage accounts with Keystone for the purpose of acquiring and holding shares of Series A Preferred, including persons who opened accounts in order to participate in the rights offering, and only ten trades in the Series A Preferred had taken place since the closing of the rights offering in December 2016. The Series A Preferred is not and will not be listed on any securities exchange or any other market of any kind, other than the PRO Securities ATS utilizing the tZERO Platform. Even if a trading market for the Series A Preferred does develop on the PRO Securities ATS utilizing the tZERO Platform, the depth and liquidity of that market and the ability of the holders to sell the Series A Preferred may nevertheless be very limited, which may have a material adverse effect on holders of the Series A Preferred.

The technology on which the tZERO Platform depends has been developed by our majority-owned subsidiary, tZERO, and is licensed by its subsidiary, PRO Securities, and the Series A Preferred depends on both tZERO and on PRO Securities, neither of which has substantial resources.

tZERO is a majority-owned subsidiary of ours and owns 100% of the equity interest in PRO Securities. tZERO licenses the tZERO Platform to PRO Securities, and PRO Securities operates the PRO Securities ATS. tZERO also licenses the tZERO Platform to the Company for the Company's use in connection with the Series A Preferred. Neither tZERO nor PRO Securities has substantial resources. PRO Securities had net capital of approximately $9,194 at September 30, 2017. Neither tZERO nor PRO Securities has any legally binding commitment from any person, including the Company, to contribute additional capital or to make any loan to either of them. If any one or more of the Company, tZERO or PRO Securities were unable to fund its operations in the future, or if any one or more of them were to become the subject of a bankruptcy or other insolvency proceeding, PRO Securities might be unable to continue to operate the tZERO Platform, and the Series A Preferred could be materially adversely affected. In any such event, holders of our capital stock, including the Series A Preferred, could lose their entire investment in our capital stock, including all amounts invested in the Series A Preferred.

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

Each investor in the Series A Preferred is required to open an online brokerage account in his, her or its name with Keystone. Investors cannot hold their Series A Preferred in "street name." The Series A Preferred shares are directly recorded on our stockholder books and records maintained by Computershare Trust Company, N.A. ("Computershare"). We expect that many potential investors will not hold securities in their own names and therefore will not invest in the Series A Preferred. In addition, as a result of this requirement, individual retirement accounts and other fiduciary or nominee accounts including 401(k) accounts are unable to acquire shares of Series A Preferred (although certain custodial accounts for minors are permitted). We expect that these limitations will further limit liquidity in the Series A Preferred, and the limitations may have a material adverse effect on the development of any trading market in the Series A Preferred.

The complete trading history of each digital wallet is available to the general public and it may be possible for members of the public to determine the identity of the holders of wallets.

The tZERO Platform makes trade data publicly available shortly after each trade. Although the trade data that the tZERO Platform makes publicly available is anonymous, the publicly available information includes the digital wallet address (the location where records of transactions and balances involving the series A Preferred are stored) of each holder transacting in Series A Preferred, and the entire trading history of each digital wallet (including the number of securities traded by each digital wallet, the price of each trade and the balance of the securities held in each digital wallet). As a result, the trading history of each digital wallet is available to the general public. It may be possible for members of the public to determine the identity of the holders of certain wallets based on the information that the tZERO Platform makes publicly available and other publicly available information, including any ownership reports required to be filed with the SEC regarding the Series A Preferred. In addition, under Delaware law stockholders have certain rights to inspect and copy a corporation's stock ledger and a list of its stockholders. Delaware law also requires the Company to make lists of its stockholders, including the number of shares held, available for inspection by stockholders of the Company in connection with stockholder meetings. These lists disclose the identity of stockholders of record. Because all holders of the Series A Preferred are holders of record, all of them are subject to the risk of loss of their anonymity. Potential investors who desire to execute their trades in relative anonymity may find these aspects of the tZERO Platform unattractive, which may further limit liquidity in the Series A Preferred, and may have a material adverse effect on the development of any trading market in the Series A Preferred.

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

A violation of privacy or data protection laws could have a material adverse effect on PRO Securities, tZERO or other entities, the tZERO Platform and the Series A Preferred.

PRO Securities, tZERO and other entities relevant to the operation of the PRO Securities ATS utilizing the tZERO Platform, including Keystone, ETC and Computershare, are subject to applicable privacy and data protection laws and regulations. Any violations of laws and regulations relating to the safeguarding of private information could subject us or any of them to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect the ability of PRO Securities to operate the PRO Securities ATS or to use the tZERO Platform, either of which could have a material adverse effect on holders' ability to trade Series A Preferred.

PRO Securities, tZERO, the PRO Securities ATS, the tZERO Platform and the other entities relevant to the operation of the PRO Securities ATS are subject to cyberattacks, security risks and risks of security breaches.

PRO Securities, tZERO, the PRO Securities ATS, the tZERO Platform and the other entities relevant to the operation of the PRO Securities ATS utilizing the tZERO Platform, including Keystone, ETC and Computershare, are all subject to cyberattacks, security risks and risks of security breaches. An attack on any of them or a breach of security of any of them could result in a loss of private data, unauthorized trades, and an interruption of trading for an extended period of time. Any such attack or breach could adversely affect the ability of PRO Securities to operate the PRO Securities ATS or to utilize the tZERO Platform, or both, any of which could have a material adverse effect on holders' ability to trade the Series A Preferred. Any breach of data security that compromises the security of any of the private digital keys used to authorize or validate transaction orders, or that enables any unauthorized person to generate any of the private digital keys, could result in unauthorized trades and would have a material adverse effect on the Series A Preferred. Because trades on the PRO Securities ATS utilizing the tZERO Platform settle on the trade date, it could be impossible to correct unauthorized trades.

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

All ordinary course Series A Preferred purchase and sale transactions initiated by purchasers and sellers through their Keystone accounts are executed on the PRO Securities ATS utilizing the automated processes of the tZERO Platform, without separate manual intervention by any of the relevant parties. Extraordinary transactions, however, may require manual intervention, which would be initiated by employees of ETC through the tZERO Platform. For example, a unilateral transfer to a specific transferee, such as gift to a family member or charity, or an involuntary transfer pursuant to a court order, will require such manual intervention. In any situation involving manual intervention, there is a risk of human error. The same-day settlement of trades on the PRO Securities ATS utilizing the tZERO Platform also means that any error not detected promptly on the trade date may be impossible to correct, which could have a material adverse effect on holders of Series A Preferred.

The same-day settlement of trades on the PRO Securities ATS utilizing the tZERO Platform may make it impossible to correct trading errors in the Series A Preferred.

Trades on the PRO Securities ATS utilizing the tZERO Platform settle on the trade date rather than on the current three-day (T+3) basis or the two-day (T+2) basis expected to begin in September 2017. This may make it impossible to correct trading errors that might have been corrected prior to settlement under a T+3 or T+2 system. Consequently, persons acquiring shares of Series A Preferred must accept the risk that correction of any trading errors may be impossible. The occurrence of any such trading error could have a material adverse effect on any affected holder of Series A Preferred. Further, in the future ETC's custody and settlement systems may be able to move funds between customer accounts in near real-time after order executions are recorded by the PRO Securities ATS on the electronic data store in which the ownership and transfer of the Series A Preferred are recorded (the "Proprietary Ledger"), which could result in near-real time settlement. Near-real time settlement would further increase the risk that correction of trading errors may be impossible, and could have a material adverse effect on any affected holder of Series A Preferred.

The technology on which the tZERO Platform depends is in an area in which tZERO and PRO Securities have limited experience.

Neither tZERO nor PRO Securities has significant experience with the technology on which the tZERO Platform depends or the operation of the tZERO Platform. Portions of the technology utilized by the tZERO Platform have been developed by tZERO recently. Any problems tZERO or PRO Securities encounters with the operation of the tZERO Platform, including technical, legal and regulatory problems, could have a material adverse effect on holders of the Series A Preferred.

tZERO may continue to modify the tZERO Platform, and any such modifications could require periods of downtime during which trading on the PRO Securities ATS might be suspended.

tZERO developed the tZERO Platform recently and intends to continue to work on enhancements to the tZERO Platform. The continued development of enhancements to the tZERO Platform or other modifications of the tZERO Platform could cause service interruptions and interruptions in trading on the PRO Securities ATS, which could make it impossible to trade the Series A Preferred from time to time. Any such interruptions could occur with little or no notice, which could have a material adverse effect on holders of the Series A Preferred.

Our use of the Bitcoin blockchain to enable members of the public to confirm that the public copies of the Proprietary Ledger have not been altered depends on the continued availability and functioning of the Bitcoin blockchain.

The Series A Preferred trade exclusively on the PRO Securities ATS utilizing the tZERO Platform. The tZERO Platform embeds a digital fingerprint in the Bitcoin blockchain that may be used to confirm that the public copies of the Proprietary Ledger have not been altered. No person, business, governmental authority or other entity or authority of any kind has any obligation to provide any financial, technical or other support to the continued operation or development of blockchain technology. If the Bitcoin blockchain were to become unavailable to us in its current form and functionality for any reason, we would need to use a different form of public announcement, which could make it more difficult for members of the public to confirm that the public copies of the Proprietary Ledger have not been altered, which could have a material adverse effect on the holders of the Series A Preferred.

Trading in the Series A Preferred depends on the operation and functionality of the PRO Securities ATS, on tZERO's proprietary tZERO Platform and on the Proprietary Ledger.

The Series A Preferred trades exclusively on the PRO Securities ATS utilizing the tZERO Platform. The ATS is operated and maintained by PRO Securities, and the tZERO Platform is maintained by tZERO. Each of PRO Securities and tZERO is a direct or indirect majority-owned subsidiary of the Company, and neither of them has substantial resources. If the PRO Securities ATS or the tZERO Platform were to fail to operate as intended for any reason, trading in the Series A Preferred could be impossible until the failure were corrected and full functionality of the affected system or systems were restored and tested. Further, if the Proprietary Ledger were to fail to operate as intended, or were to become unavailable to us in its current form and functionality for any reason, the tZERO Platform might be unable to publish trade data or to provide trade data to ETC and to the transfer agent. Any of the foregoing could have a material adverse effect on our ability to execute or settle trades of Series A Preferred, to maintain accurate records of the ownership of the Series A Preferred and to comply with our obligations relating to records of the ownership of the Series A Preferred and a material adverse effect on the holders of the Series A Preferred.

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

The tZERO Platform relies on technology and intellectual property rights licensed from tZERO to PRO Securities.

The ability of PRO Securities to operate the PRO Securities ATS utilizing the tZERO Platform depends on technology and intellectual property rights that PRO Securities licenses from our majority-owned subsidiary tZERO. Keystone, ETC and

Computershare, in the performance of their respective obligations, also depend on the technology and intellectual property rights that they license (or have licensed on their behalf) from tZERO. tZERO has filed both provisional and non-provisional patent applications covering numerous aspects of the technology relating to the tZERO Platform, none of which have been granted. We believe that a number of organizations are or may be working to develop trading systems utilizing distributed ledger or blockchain technologies that may be competitive with the tZERO Platform. Some or all of such organizations and/or their respective investors have substantially greater resources than tZERO or we have, and many or all of them may be attempting to patent technologies that may be competitive with or similar to the technology tZERO has developed. If third parties obtain patents covering any or all of the technology relating to the tZERO Platform, or if the rights of tZERO to the technology or intellectual property necessary for the operation of the tZERO Platform were otherwise invalidated or limited, or if tZERO were to fail to comply with its obligations under the applicable license agreement, or for any other reason were unable to provide the technology and intellectual property that PRO Securities requires, PRO Securities would be unable to operate the PRO Securities ATS utilizing the tZERO Platform, which would have a material adverse effect on the holders of the Series A Preferred.

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

Existing state and federal laws applicable to various activities of persons exchanging or otherwise using virtual currencies, in some cases expressly including Bitcoin, impose prohibitions and require licensing or registration requirements and impose substantive regulations on such persons. Many more states impose licensing and substantive regulation on persons engaging in various activities relating to money transmission, some of which do or may apply to the transmission of virtual currencies such as Bitcoin. The failure to be properly licensed and registered if required under any of these state or federal laws can be a criminal offense. The tZERO Platform uses the Bitcoin blockchain for the purpose of enabling members of the public to confirm that the public copies of the Proprietary Ledger have not been altered. The tZERO Platform does not use the Bitcoin blockchain for any purpose of transmitting value and does not transmit Bitcoin to any third-party; rather, the tZERO Platform simply transmits nominal amounts of Bitcoin to itself in order to embed data relating to Series A Preferred transactions into the Bitcoin blockchain. None of the parties involved in the operation of the tZERO Platform is licensed under the virtual currency or money transmission regulations of any state in the United States or registered with the Financial Crimes Enforcement Network ("FinCEN") of the U.S. Department of the Treasury. Although we do not believe that the operation of the tZERO Platform requires such licensing or registration, if any regulatory authority were to assert otherwise, it could have a material adverse effect on the ability of the parties involved in the operation of the tZERO Platform to publish Series A Preferred trade data to the Bitcoin blockchain, which could have a material adverse effect on the holders of the Series A Preferred.

The potential application of foreign laws to the tZERO Platform is unclear.

Any person opening an account with Keystone will be required to represent that doing so and acquiring shares of Series A Preferred will not cause a violation of any law, rule or regulation of any jurisdiction outside of the United States and will not subject us or PRO Securities or the tZERO Platform to regulation by any authority in any jurisdiction outside of the United States. We also limit purchasers of Series A Preferred to certain U.S. residents, entities and trusts. If we became subject to any law, rule or regulation of any jurisdiction outside of the United States, it could have a material adverse effect on the ability of PRO Securities to operate the tZERO Platform and on the Series A Preferred, which would have a material adverse effect on the holders of the Series A Preferred.

Regulatory or factual developments may adversely affect the tZERO Platform.

Neither PRO Securities nor tZERO is registered as a transfer agent under the Exchange Act. If PRO Securities or tZERO were required to register as a transfer agent, the process would be expensive and one or both entities might be unable to do so. Further, future regulatory developments could otherwise affect the tZERO Platform or the ability of PRO Securities to operate the tZERO Platform. To the extent that any current or future regulatory requirements adversely affect the ability of PRO

Securities to operate the tZERO Platform or its ability to utilize the Bitcoin blockchain, such regulatory requirements would have a material adverse effect on the holders of the Series A Preferred.

PRO Securities is involved in an ongoing dialog with regulatory authorities.

PRO Securities has been and remains involved in ongoing discussions with regulatory authorities about the operation of the PRO Securities ATS utilizing the tZERO Platform and various matters relating to the regulated entities involved. While many of the discussions have been relatively informal, PRO Securities has also received and responded to written inquiries, and most recently received and responded to additional written inquiries from FINRA. While we consider these continuing inquiries to be ordinary course in light of the non-traditional nature of the registered alternative trading system operated by PRO Securities utilizing the tZERO Platform, any failure of PRO Securities to satisfy FINRA or any other regulatory authority that PRO Securities is in compliance with all applicable rules and regulations could have a material adverse effect on the holders of the Series A Preferred.

Holders of Series A Preferred are at risk of fee and commission increases by Keystone.

At present the tZERO Platform does not allow more than a single broker dealer to provide access to the system. The lack of an alternative broker dealer to provide access to the tZERO Platform may subject customers to the risk of fee and commission increases by Keystone. Keystone has agreed to limits on the fees and commissions it will charge to customers who trade shares of the Series A Preferred; however, if PRO Securities and tZERO agree to amend the relevant agreements to permit increases to those limits, or if such agreements or the provisions regarding such matters were ineffective for any reason, it could have a material adverse effect on holders of the Series A Preferred.

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

Subject to applicable laws and regulations regarding issuer repurchases of their capital stock, we could repurchase shares of the Series A Preferred or Series B Preferred. If we repurchase any shares, we would do so only at or below the prices at which we could redeem shares. Because our right to redeem the Series A Preferred and the Series B Preferred will be at prices that will vary with the price of our common stock as well as the prices of the Series A Preferred and the Series B Preferred, respectively, and in any case would be no less than the Subscription Price, we will have an economic incentive to repurchase the shares at their trading prices from time to time if those prices are lower than the prices at which we would be entitled to redeem the shares. If we repurchase (or redeem) shares of either Series A Preferred or Series B Preferred, the trading market for the shares would become less liquid, which could cause the trading prices to decrease further, giving us an economic incentive to repurchase additional shares. The occurrence of the foregoing could have a material adverse effect on holders of Series A Preferred, the holders of Series B Preferred, or both.

A share of Series A Preferred and/or Series B Preferred may have a substantially lower market value than a share of our common stock.

The trading prices of the Series A Preferred and the Series B Preferred may be substantially lower than the trading price of our common stock at any time. The market for the Series B Preferred is expected to have substantially less liquidity than the market for our common stock, which is traded on the Nasdaq Global Market, and the market for the Series A Preferred has been and is expected to remain even more limited. The Series B Preferred trades in the over-the-counter market rather than on any securities exchange, and the Series A Preferred trades exclusively on the PRO Securities ATS utilizing the tZERO

Platform, which is a closed trading platform. Consequently, the trading prices of the Series A Preferred and the Series B Preferred may both be substantially lower than the trading price of our common stock, which could have a material adverse effect on holders of Series A Preferred and holders of Series B Preferred. On June 23, 2017, OTC Markets Group, Inc. announced that the Series B Preferred quotations had been moved from the OTCQB® Venture Market to the OTCQX® Best Market; however, the change may not result in improved liquidity in the Series B Preferred. Further, the Series B Preferred may fail to qualify for the OTCQX in the future.

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

Voting rights of holders of Preferred Stock generally will be limited to voting together with the holders of the common stock as a single class. Neither the holders of the Series A Preferred nor the holders of the Series B Preferred have any right by themselves, either together or as separate classes, to elect any members of our board of directors. As of September 30, 2017, the 681,259 shares of Preferred Stock outstanding represented approximately 2.7% of the combined voting power of the Series A Preferred, the Series B Preferred and the common stock, voting together as a single class. If an amendment requiring stockholder approval is proposed to our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws, the holders of the Series A Preferred and the holders of the Series B Preferred will vote together with the holders of the common stock as a single class, but neither the holders of the Series A Preferred nor the holders of the Series B Preferred will be entitled to a class vote on the amendment, unless the proposed amendment would adversely affect the special rights, preferences, privileges and voting powers of the Series A Preferred or Series B Preferred, respectively. Holders' limited voting rights and any of the foregoing events could have a material adverse effect on holders of Series A Preferred and holders of Series B.

The Series A Preferred and the Series B Preferred rank junior to all of our and our subsidiaries' liabilities, as well as the capital stock of our subsidiaries held by third parties, in the event of a bankruptcy, liquidation or winding up of our or our subsidiaries' business.

In the event of our bankruptcy, liquidation or winding up, our assets will be available to make payments to holders of Series A Preferred and to holders of Series B Preferred only after all of our liabilities have been paid, and neither the Series A Preferred nor the Series B Preferred will have any preference over the common stock in the event of our bankruptcy, liquidation or winding up. In addition, the Series A Preferred and Series B Preferred will rank structurally junior to all existing and future liabilities of our subsidiaries, as well as the capital stock of our subsidiaries held by third parties, including employees holding shares of our majority-owned subsidiary tZERO and employees holding shares of any other direct or indirect subsidiary of ours, whether now existing or created in the future. Any bankruptcy, liquidation or winding up of the Company or any of its wholly or partially owned subsidiaries would have a material adverse effect on holders of Series A Preferred and holders of Series B Preferred.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of equity securities

On September 22, 2017, we issued 14,639 shares of our common stock in exchange for 14,639 shares of our Voting Series B Preferred Stock in an exchange exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. The class of persons to which we issued the common stock was holders of our Voting Series B Preferred Stock. No underwriters were involved. The transaction was an exchange in which we did not pay any consideration other than the issuance of the shares of common stock and did not receive any consideration other than the delivery of the shares of Voting Series B Preferred Stock. The exchange was between the issuer with existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. The shares of Voting Series B Preferred Stock we received in the exchange were not restricted in the hands of the stockholders that exchanged them.

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

In December 2016, we issued a total of 695,898 shares of our preferred stock (the "Preferred Stock"), of which 681,259 shares remained outstanding at September 30, 2017. The Preferred Stock ranks senior to our common stock with respect to dividends. Holders of the Preferred Stock are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our board of directors. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
	10.1	Medici Ventures, Inc. 2017 Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2017 (File No. 000-49799)).
	*31.1	Exhibit 31.1 Certification of Chief Executive Officer
	*31.2	Exhibit 31.2 Certification of Chief Financial Officer
	*32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	*32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
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

Date:	November 8, 2017	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management (Principal Financial Officer and Principal Accounting Officer)