Form 10-Q
period 2018-03-31
OVERSTOCK.COM, INC
filed 2018-05-08
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018

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

There were 28,897,666 shares of the Registrant's common stock, par value $0.0001, outstanding on May 4, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$259,569	$203,215
Restricted cash	447	455
Accounts receivable, net	21,798	30,080
Inventories, net	12,471	13,703
Prepaid inventories, net	858	1,625
Prepaids and other current assets	22,091	16,119
Total current assets	317,234	265,197
Fixed assets, net	126,765	129,343
Intangible assets, net	24,653	7,337
Goodwill	22,058	14,698
Other long-term assets, net	35,564	17,240
Total assets	$526,274	$433,815
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$89,666	$85,406
Accrued liabilities	92,105	82,611
Deferred revenue	41,712	46,468
Other current liabilities, net	182	178
Total current liabilities	223,665	214,663
Long-term debt, net - related party	39,977	39,909
Other long-term liabilities	6,539	7,120
Total liabilities	270,181	261,692
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A, issued and outstanding - 127 and 127	—	—
Series B, issued and outstanding - 555 and 555	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 32,048 and 30,632
Outstanding shares - 28,866 and 27,497	3	3
Additional paid-in capital	547,184	494,732
Accumulated deficit	(300,561)	(254,692)
Accumulated other comprehensive loss	(595)	(599)
Treasury stock:
Shares at cost - 3,182 and 3,135	(66,170)	(63,816)
Equity attributable to stockholders of Overstock.com, Inc.	179,861	175,628
Equity attributable to noncontrolling interests	76,232	(3,505)
Total equity	256,093	172,123
Total liabilities and stockholders’ equity	$526,274	$433,815

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2018	2017
Revenue, net
Direct	$16,270	$22,828
Partner and other	429,061	409,607
Total net revenue	445,331	432,435
Cost of goods sold
Direct(1)	14,772	20,963
Partner and other	336,690	324,565
Total cost of goods sold	351,462	345,528
Gross profit	93,869	86,907
Operating expenses:
Sales and marketing(1)	77,214	37,618
Technology(1)	31,294	28,992
General and administrative(1)	39,755	22,610
Total operating expenses	148,263	89,220
Operating loss	(54,394)	(2,313)
Interest income	544	125
Interest expense	(874)	(710)
Other expense, net	(9)	(3,724)
Loss before income taxes	(54,733)	(6,622)
Benefit from income taxes	(277)	(340)
Consolidated net loss	$(54,456)	$(6,282)
Less: Net loss attributable to noncontrolling interests	(3,547)	(379)
Net loss attributable to stockholders of Overstock.com, Inc.	$(50,909)	$(5,903)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(1.74)	$(0.23)
Weighted average common shares outstanding—basic	28,566	25,290
Net loss per common share—diluted:
Net loss attributable to common shares—diluted	$(1.74)	$(0.23)
Weighted average common shares outstanding—diluted	28,566	25,290
________________________________________

(1) Includes stock-based compensation as follows (Note 8):
Cost of goods sold — direct	$70	$49
Sales and marketing	873	96
Technology	521	160
General and administrative	4,971	635
Total	$6,435	$940

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended March 31,
	2018	2017
Consolidated net loss	$(54,456)	$(6,282)
Other comprehensive loss:
Unrealized gain on cash flow hedges, net of expense for taxes of $0 and $95	4	149
Other comprehensive income	4	149
Comprehensive loss	$(54,452)	$(6,133)
Less: Comprehensive loss attributable to noncontrolling interests	(3,547)	(379)
Comprehensive loss attributable to stockholders of Overstock.com, Inc.	$(50,905)	$(5,754)

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three months ended March 31, 2018
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	30,632
Common stock issued upon vesting of restricted stock	166
Exercise of stock warrants	1,250
Balance at end of period	32,048

Number of treasury stock shares
Balance at beginning of period	3,135
Tax withholding upon vesting of restricted stock	47
Balance at end of period	3,182
Total number of outstanding shares	28,866

Common stock	$3

Number of Series A preferred shares issued and outstanding	127

Number of Series B preferred shares issued and outstanding	555

Preferred stock	$—

Additional paid-in capital
Balance at beginning of period	$494,732
Stock-based compensation to employees and directors	2,395
Exercise of stock warrants	50,562
Other	(505)
Balance at end of period	$547,184

Accumulated deficit
Balance at beginning of period	$(254,692)
Cumulative effect of change in accounting principle	5,040
Net loss attributable to stockholders of Overstock.com, Inc.	(50,909)
Balance at end of period	$(300,561)

Accumulated other comprehensive loss
Balance at beginning of period	$(599)
Net other comprehensive income	4
Balance at end of period	$(595)

Treasury stock
Balance at beginning of period	$(63,816)
Tax withholding upon vesting of restricted stock	(2,354)
Balance at end of period	(66,170)
Total equity attributable to stockholders of Overstock.com, Inc.	$179,861

Equity attributable to noncontrolling interests
Balance at beginning of period	$(3,505)
Proceeds from security token offering, net of offering costs (Note 2 - Noncontrolling Interest)	75,951
Stock-based compensation to employees and directors	4,040
Tax withholding upon vesting of restricted stock	(1,680)
Net loss attributable to noncontrolling interests	(3,547)
Paid-in capital attributable to noncontrolling interests	4,468
Other	505
Total equity attributable to noncontrolling interests	$76,232

Total equity	$256,093
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2018	2017	2018	2017
Cash flows from operating activities:
Consolidated net loss	$(54,456)	$(6,282)	$(160,096)	$(8,128)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of fixed assets	6,581	7,698	27,731	28,792
Amortization of intangible assets	918	945	3,972	3,815
Stock-based compensation to employees and directors	6,435	940	9,572	4,863
Deferred income taxes, net	(267)	(806)	65,738	(771)
Gain on investment in precious metals	—	—	(1,971)	(201)
Impairment of cryptocurrencies	8,793	—	8,793	—
Gain on sale of cryptocurrencies	(1,529)	—	(3,524)	—
Impairment of equity investment	—	4,500	987	7,350
Early extinguishment costs of long term debts	—	—	2,464	—
Other	185	38	1,023	381
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	8,282	6,527	(183)	(2,528)
Inventories, net	1,232	1,211	5,255	1,713
Prepaid inventories, net	767	(626)	1,880	(1,536)
Prepaids and other current assets	1,471	(1,173)	(642)	(1,891)
Other long-term assets, net	(2,261)	(404)	(4,164)	(1,202)
Accounts payable	4,325	(20,456)	3,786	6,236
Accrued liabilities	9,274	(13,689)	10,652	16,583
Deferred revenue	284	(1,593)	6,565	(2,625)
Other long-term liabilities	(216)	73	(144)	119
Net cash (used in) provided by operating activities	(10,182)	(23,097)	(22,306)	50,970
Cash flows from investing activities:
Purchases of intangible assets	(9,181)	—	(9,604)	—
Proceeds from sale of precious metals	—	—	11,917	1,610
Investment in precious metals	—	—	—	(1,633)
Disbursement of note receivable	—	(250)	(500)	(1,068)
Investment in equity securities	(16,970)	(777)	(21,381)	(5,527)
Acquisitions of businesses, net of cash acquired	(11,769)	—	(11,769)	43
Expenditures for fixed assets, including internal-use software and website development	(4,029)	(11,344)	(16,271)	(64,033)
Other	(1)	(118)	187	(92)
Net cash used in investing activities	(41,950)	(12,489)	(47,421)	(70,700)
Cash flows from financing activities:
Payments on capital lease obligations	(123)	—	(206)	—
Payments on finance obligations	—	(817)	(14,499)	(2,348)
Payments on interest swap	—	—	(1,535)	(422)
Proceeds from finance obligations	—	—	—	7,978
Proceeds from long-term debt	—	—	40,000	25,150
Payments on long-term debt	—	(187)	(45,579)	(187)
Payments of preferred dividends	—	—	(109)	—
Proceeds from exercise of stock options	—	654	10	1,473
Proceeds from rights offering, net of offering costs	—	—	—	7,591
Proceeds from issuance of stock warrants	—	—	6,462	—
Proceeds from exercise of stock warrants	50,562	—	150,562	—
Proceeds from security token offering, net of offering costs	62,073	—	62,978	—
Purchase of treasury stock	—	(10,000)	—	(10,000)
Payments of taxes withheld upon vesting of restricted stock	(4,034)	(822)	(4,441)	(1,354)
Payment of debt issuance costs	—	—	(670)	—
Net cash provided by (used in) financing activities	108,478	(11,172)	192,973	27,881
Net increase (decrease) in cash, cash equivalents and restricted cash	56,346	(46,758)	123,246	8,151
Cash, cash equivalents and restricted cash, beginning of period	203,670	183,528	136,770	128,619
Cash, cash equivalents and restricted cash, end of period	$260,016	$136,770	$260,016	$136,770
Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2018	2017	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$789	$646	$3,083	$1,636
Income taxes paid, net of refunds	7	—	494	859
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$965	$1,317	$965	$1,317
Equipment acquired under capital lease obligations	—	—	1,421	—
Capitalized interest cost	—	—	—	66
Change in value of cash flow hedge	—	(240)	(1,498)	(2,493)
Note receivable converted to equity investment	200	—	1,568	2,850
Cryptocurrency received in security token offering	13,878	—	13,878	—

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its majority-owned subsidiaries, unless the context indicates otherwise.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

For purposes of comparability, the presentation of certain immaterial amounts in the prior periods have been conformed with the current period presentation. We retrospectively applied certain accounting standard updates as discussed in Note 2—Accounting Policies, Recently adopted accounting standards.

2. ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, investment valuation, receivables valuation, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, intangible asset valuation, equity investment valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities and contingencies. Actual results could differ materially from these estimates.

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $155.8 million and $25.5 million at March 31, 2018 and December 31, 2017, respectively.

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

Under GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. Our assets and liabilities that are adjusted to fair value on a recurring basis are cash equivalents, trading securities, and deferred compensation liabilities.

The fair values of our cash equivalents, trading securities, and deferred compensation liabilities are determined using quoted market prices from daily exchange traded markets on the closing price as of the balance sheet date and are classified as Level 1.

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of March 31, 2018 and December 31, 2017 as indicated (in thousands):

p	Fair Value Measurements at March 31, 2018:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$155,763	$155,763	$—	$—
Trading securities held in a "rabbi trust" (1)	78	78	—	—
Total assets	$155,841	$155,841	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$86	$86	$—	$—
Total liabilities	$86	$86	$—	$—

	Fair Value Measurements at December 31, 2017:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$25,455	$25,455	$—	$—
Trading securities held in a "rabbi trust" (1)	74	74	—	—
Total assets	$25,529	$25,529	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$92	$92	$—	$—
Total liabilities	$92	$92	$—	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and debt are carried at cost, which approximates their fair value.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers in the United States and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We maintain an allowance for doubtful accounts receivable based upon our business customers' financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $1.4 million and $1.3 million at March 31, 2018 and December 31, 2017, respectively.

Concentration of credit risk

Three banks held the majority of our cash and cash equivalents at March 31, 2018. Our cash equivalents primarily consist of money market securities which are uninsured. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Inventories, net

Inventories, net include merchandise purchased for resale, which are accounted for using a standard costing system which approximates the first-in-first-out ("FIFO") method of accounting, and are valued at the lower of cost and net realizable value. We write down our inventory for damage or estimated obsolescence and to lower of cost and net realizable value based upon assumptions about future demand market conditions and fulfillment costs. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. Reversal of the allowance is recognized only when the related inventory has been sold or scrapped.

Prepaid inventories, net

Prepaid inventories, net represent inventories paid for in advance of receipt.

Prepaids and other current assets

Prepaids and other current assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs, and cryptocurrency-denominated assets ("cryptocurrencies"). See Cryptocurrencies below.

Cryptocurrencies

We hold cryptocurrencies, such as bitcoin, which are included in Prepaids and other current assets in our consolidated balance sheets. Our cryptocurrencies were $9.0 million and $1.5 million at March 31, 2018 and December 31, 2017, respectively, and are recorded at cost less impairment.

We recognize impairment on these assets caused by decreases in market value. Such impairment in the value of our cryptocurrencies is recorded in General and administrative expense in our consolidated statements of operations. Impairments on cryptocurrencies were $8.8 million for the three months ended March 31, 2018. There was no impairment on cryptocurrencies during the three months ended March 31, 2017.

Gains and losses realized upon sale of cryptocurrencies are also recorded in General and administrative expense in our consolidated statements of operations. We occasionally use our cryptocurrencies to purchase other cryptocurrencies. Gains and losses realized with these non-cash transactions are also recorded in General and administrative expense in our consolidated statements of operations and are also presented as an adjustment to reconcile Consolidated net loss to Net cash provided by (used in) operating activities in our consolidated statement of cash flows. Realized gains on sale of cryptocurrencies were $1.5 million for the three months ended March 31, 2018. There were no realized gains or losses on sale of cryptocurrencies during the three months ended March 31, 2017.

Fixed assets, net

Fixed assets, net include assets such as our corporate headquarters, land improvements, building machinery and equipment, furniture and equipment, technology infrastructure, internal-use software, website development and leasehold improvements, which are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter, as follows:

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

During the three months ended March 31, 2018 and 2017, we capitalized $2.4 million and $3.5 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $3.4 million and $4.3 million, respectively.

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2018	2017
Cost of goods sold - direct	$83	$83
Technology	5,478	6,685
General and administrative	1,020	930
Total depreciation, including internal-use software and website development	$6,581	$7,698

Total accumulated depreciation of fixed assets was $192.3 million and $186.4 million at March 31, 2018 and December 31, 2017, respectively.

Upon sale or retirement of assets, cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the consolidated statements of operations.

Fixed assets included assets under capital leases were $1.8 million at March 31, 2018 and December 31, 2017. Accumulated depreciation related to assets under capital leases was $602,000 and $458,000 at March 31, 2018 and December 31, 2017, respectively.

Depreciation expense of assets recorded under capital leases was $144,000 and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.

Equity investments under ASC 321

At March 31, 2018, we held minority interests (less than 20%) in nine privately held entities. Our interests in these entities are accounted for under ASC Topic 321, Investments - Equity Securities ("ASC 321") and included in Other long-term assets, net in our consolidated balance sheets. These investments lack readily determinable fair values and are therefore measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Dividends received from such investments are reported in current earnings. We review our investments individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the investment is less than its carrying value. If such events or circumstances have occurred, we estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carrying value. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by the investee's management including quantitative information such as lower valuations in recently completed or proposed financings. These inputs are classified as Level 3. See Fair value of financial instruments above. Because several of our investees are in the early startup or development stages, these entities are subject to potential changes in cash flows, valuation, and inability to attract new investors which may be necessary for the liquidity needed to support their operations.

The carrying amount of our investments under ASC 321 was approximately $13.7 million and $6.5 million at March 31, 2018 and December 31, 2017, respectively. There was no impairment loss or other adjustment to our investments during the three months ended March 31, 2018. We recognized $4.5 million impairment loss during the three months ended March 31, 2017. The impairment loss was recorded in Other expense, net on the consolidated statements of operations.

Equity method investments

At March 31, 2018, we held minority interests in, five privately held entities. We can exercise significant influence, but not control, over the investees through either holding more than a 20% voting interest in the entity or through our representation on the entity's board of directors. Based on the nature of our ownership interests, we have variable interests in these entities. However, because we do not have power to direct the investee's activities and we are not the investee's primary beneficiary, we therefore do not consolidate the investee in our financial statements. Our interests in these entities are recognized as equity method investments included in Other long-term assets, net in our consolidated balance sheets.

The carrying value of our equity method investments exceeded the amount of underlying equity in net assets of the investees and the difference was primarily related to goodwill and the fair value of intangible assets. The difference related to intangible assets is amortized over their estimated useful lives. We record our proportionate share of the net income or loss of the investee and the amortization of the basis difference related to intangible assets in Other expense, net in the consolidated statements of operations with corresponding adjustments to the carrying value of the investment.

The carrying amount of our equity method investments was approximately $16.0 million and $6.5 million at March 31, 2018 and December 31, 2017, respectively, and the difference between the carrying value and the amount of underlying equity in net assets of each investee was not significant. Our proportionate share of the net income or loss of our equity method investees for the three months ended March 31, 2018 and the three months ended March 31, 2017 was not significant.

Noncontrolling interests

Our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), conducts its primary business through its majority-owned subsidiary, tØ.com, Inc. ("tZERO"), which includes a financial technology company, two related registered broker dealers, a registered investment advisor, and an accredited investor verification company. tZERO and its consolidated subsidiaries are included in our consolidated financial statements. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

On December 18, 2017, tZERO launched an offering (the "security token offering") of the right to acquire, if issued by us in the future, tZERO Preferred Equity Tokens (the "tZERO Security Token") through a Simple Agreement for Future Equity ("SAFE"). The security token offering is expected to run through May 14, 2018 but may be extended or shortened. At March 31, 2018, the SAFEs qualified as equity classified financial instruments issued by tZERO. At March 31, 2018, cumulative proceeds from the security token offering totaling $92.9 million, inclusive of $13.9 million of proceeds received in cryptocurrencies, have been classified as a component of noncontrolling interest within our consolidated financial statements. As of March 31, 2018, tZERO has incurred $16.0 million of offering costs associated with the security token offering that are classified as a reduction in proceeds within noncontrolling interest of our consolidated financial statements.

At March 31, 2018, tZERO held majority interests in tZERO Advisors and Verify Investor, LLC. During 2018, tZERO purchased 65.8% of the membership units of ES Capital Advisors, LLC ("ES Capital"), a registered investment advisor under the Investment Advisers Act of 1940, which was accounted as an asset acquisition. tZERO operates the ES Capital business under the name tZERO Advisors and offers automated investment advisory services under the FinanceHub tab on our Website. tZERO also purchased 81.0% of Verify Investor, LLC, an accredited investor verification company. This transaction is described further in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. These entities are included in our consolidated financial statements. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

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

We test for impairment of goodwill annually or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the three months ended March 31, 2018 and 2017.

For three months ended March 31, 2018, we recognized $7.4 million in goodwill related to a business acquisition as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. The change in goodwill relates to a non-reportable segment, included in Other as described in Note 9—Business Segments.

Intangible assets other than goodwill

We capitalize and amortize intangible assets other than goodwill over their estimated useful lives unless such lives are indefinite. Intangible assets other than goodwill acquired separately from third-parties are capitalized at cost while such assets acquired as part of a business combination are capitalized at their acquisition-date fair value. Indefinite lived intangible assets include intellectual property and investment advisor licenses purchased in connection with our tZERO Advisors and DeSoto businesses. Certain licenses are subject to annual renewal terms with immaterial fees which are expensed as incurred. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value more likely than not exceeds its fair value. In addition, we routinely evaluate the remaining useful life of intangible assets not being amortized to determine whether events or circumstances continue to support an indefinite useful life, including any legal, regulatory, contractual, competitive, economic, or other factors that may limit their useful lives. Definite lived intangible assets are amortized using the straight-line method of amortization over their useful lives, with the exception of certain intangibles (such as acquired technology, customer relationships, and trade names) which are amortized using an accelerated method of amortization based on cash flows. Definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable as described below under Impairment of long-lived assets.

Intangible assets, net consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Intangible assets subject to amortization, gross (1)	$25,181	$17,779
Less: accumulated amortization of intangible assets subject to amortization	(11,361)	(10,442)
Intangible assets subject to amortization, net	13,820	7,337
Intangible assets not subject to amortization	10,833	—
Total intangible assets, net	$24,653	$7,337
___________________________________________

(1)	— At March 31, 2018, the weighted average remaining useful life for intangible assets subject to amortization, excluding fully amortized intangible assets, was 6.64 years.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2018	2017
Technology	$755	$905
Sales and marketing	119	20
General and administrative	44	20
Total amortization	$918	$945

Estimated amortization expense for the next five years is: $3.0 million for the remainder of 2018, $2.7 million in 2019, $2.0 million in 2020, $1.7 million in 2021, $800,000 in 2022, and $3.6 million thereafter.

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including amortizable intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the three months ended March 31, 2018 and 2017.

Other long-term assets, net

Other long-term assets, net consist primarily of our investments in equity securities, and long-term prepaid expenses. See Equity investments under ASC 321 and Equity method investments above.

Revenue recognition

We derive our revenue primarily from retail merchandise sales on our Website. We also earn revenue from advertising on our Website and from other sources. We have organized our operations into two principal reporting segments based on the primary source of revenue: (i) direct revenue and (ii) partner and other revenue. Net revenue from contracts with customers is further disaggregated by Retail and Other net revenue as disclosed in Note 9—Business Segments.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). See Recently adopted accounting standards, below. Under Topic 606, revenue is recognized when control of the product passes to the customer or the service is provided and is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. Shipping and handling is considered a fulfillment activity and fees charged to customers are included in net revenue upon completion of our performance obligation. We present revenue net of sales taxes, discounts, and expected refunds. We record an allowance for returns based on current period revenues and historical returns experience. We analyze actual historical returns, current economic trends and changes in order volume and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period.

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

We evaluate the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. When we are the principal in a transaction and control the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Currently, the majority of both direct revenue and partner revenue is recorded on a gross basis.

Revenue related to merchandise sales is recognized upon transfer of control to our customers which generally occurs upon delivery of the product to our customers. As such, customer orders are recorded as deferred revenue prior to delivery of products or services ordered. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the fulfillment source (either our warehouses, those warehouses we control, or those of our partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates.

During the three months ended March 31, 2018, we recognized $34.9 million of net revenue included in Deferred revenue at December 31, 2017.

The allowance of returns was $15.4 million and $17.4 million at March 31, 2018 and December 31, 2017, respectively.

We evaluate the revenue recognition criteria above for our broker dealer subsidiaries and we recognize revenue based on the amount of consideration that we expect to receive on securities transactions (commission revenue) on a trade date and gross basis.

Direct revenue

Direct revenue is derived from merchandise sales of our owned inventory to individual consumers and businesses. Direct revenue comes from merchandise sales that occur primarily through our Website, but may also occur through offline and other channels.

Partner and other revenue

Partner and other revenue is derived primarily from merchandise sales of inventory sourced through our partners which are generally shipped directly to our consumers and businesses. Through contractual terms with our partners, we have the ability to control the promised goods or services and as a result record the majority of our partner revenue on a gross basis. Partner and other revenue comes from merchandise sales that occur primarily through our Website, but may also occur through offline and other channels, including through our broker dealer subsidiaries in our Other segment.

Club O loyalty program

We have a customer loyalty program called Club O Gold for which we sell annual memberships. For Club O Gold memberships, we record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O Gold loyalty program allows members to earn Club O Reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program which provides Club O Gold members additional reward dollars for purchases made on our Website, and from other merchants.

Earned Club O Reward dollars may be redeemed on future purchases made through our Website. We recognize revenue for Club O Reward dollars when customers redeem such rewards as part of a purchase on our Website. We account for these transactions as multiple element arrangements and allocate the transaction price to separated performance obligations using their relative fair values. We include the fair value of reward dollars earned in deferred revenue at the time the reward dollars are earned. Club O Reward dollars expire 90 days after the customer's Club O Gold membership expires. We recognize estimated reward dollar breakage, to which we expected to be entitled, over the expected redemption period in proportion to actual redemptions by customers. Upon adoption of Topic 606, Revenue Contracts with Customers, on January 1, 2018, we began classifying the breakage income related to Club O Reward dollars and gift cards as a component of Partner and other revenue in our consolidated statements of operations rather than as a component of Other expense, net. Breakage included in Partner and other revenue was $1.7 million for the three months ended March 31, 2018. We also recognized a cumulative adjustment that reduced Accumulated deficit by approximately $5.0 million upon adoption related to the unredeemed portion of our gift cards and loyalty program rewards.

Our total deferred revenue related to the outstanding Club O Reward dollars was $5.9 million and $6.5 million at March 31, 2018 and December 31, 2017, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Advertising Revenue

Advertising revenues is derived primarily from sponsored links and display advertisements that are placed on our Website, distributed via email, or sent out as direct mailers. Advertising revenue is recognized in net revenue when the advertising services are rendered. Advertising revenues were less than 2% of total net revenues for all periods presented.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded.

Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended March 31,
	2018		2017
Total revenue, net	$445,331	100%	$432,435	100%
Cost of goods sold
Product costs and other cost of goods sold	333,521	75%	326,803	76%
Fulfillment and related costs	17,941	4%	18,725	4%
Total cost of goods sold	351,462	79%	345,528	80%
Gross profit	$93,869	21%	$86,907	20%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to our Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in Sales and marketing expenses and totaled $68.9 million and $33.8 million during the three months ended March 31, 2018 and 2017, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $834,000 and $987,000 at March 31, 2018 and December 31, 2017, respectively.

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

Self-funded health insurance

We have a partially self-funded health insurance plan for our employees. We maintain a stop-loss insurance policy through an insurance company that limits our losses both on a per employee basis and an aggregate basis. Although we intend to maintain this plan indefinitely, we may terminate, modify, suspend, or discontinue this plan at any time and for any reason.

We are responsible for estimating our liability for unpaid costs of insured events that have occurred, which includes known cases on a case-by-case basis, and also for events that have occurred, but have not yet been reported. The accrued liability related to the self-funded health insurance plan was $1.6 million and $1.0 million at March 31, 2018 and December 31, 2017, respectively, and is included in Accrued liabilities in the accompanying consolidated balance sheets. Actual claims may differ from the amount accrued and any difference could be significant.

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

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors including variability in predicting our pre-tax and taxable income and the mix of jurisdictions to which those items relate, relative changes in expenses or losses for which tax benefits are not recognized, how we do business, fluctuations in our stock price, and changes in law, regulations, and administrative practices. Our effective tax rate can be volatile based on the amount of pre-tax income. For example, the impact of discrete items on our effective tax rate is greater when pre-tax income is lower.

Each quarter we assess the recoverability of our deferred tax assets under ASC 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended March 31, 2018 as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), following its passage by the United States Congress. The TCJA made significant changes to U.S. federal income tax laws, mostly effective for tax years beginning after December 31, 2017. Among many other changes, the new law lowers the corporate tax rate from 35% to 21% for tax years beginning in 2018, transitions U.S international taxation from a worldwide tax system to a territorial system, and includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In accordance with SAB 118, we calculated our best estimate of the impact of the TCJA in accordance with our understanding of the law and guidance available and as a result recorded $25.3 million as additional income tax expense in the fourth quarter of 2017. The amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $25.2 million. Although the tax rate reduction was known, our analysis may also be affected by other analyses related to the TCJA, including, but not limited to, our calculation of the mandatory deemed repatriation of cumulative foreign earnings and the state tax effect of adjustments made to federal temporary differences, which are uncertain at this time. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings was $41,000.

As of the date of this filing, our accounting for the TCJA has not been finalized. As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded adjustments associated with the remeasurement of certain deferred tax assets and liabilities and the mandatory deemed repatriation of cumulative foreign earnings. We have not made any additional measurement-period adjustments related to these items during the quarter because additional time is needed to complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service ("IRS"), FASB, and other standard-setting and regulatory bodies. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter when the analysis is complete. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date.

The TCJA includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries beginning in 2018. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense, or factor such amounts into our measurement of deferred taxes. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the TCJA and the application of GAAP and we have not yet elected an accounting policy nor have we recorded any potential deferred tax effects related to GILTI in our financial statements. We have, however, included the estimated 2018 current GILTI impact in our annual effective tax rate for 2018. We expect to complete our accounting within the prescribed measurement period.

The TCJA included a mandatory deemed repatriation of cumulative foreign earnings for the year ended December 31, 2017, for which we accrued provisional tax expense. However, we would still need to accrue and pay various other taxes on this amount if repatriated. We are currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, but we have yet to determine whether we plan to change our prior assertion and repatriate earnings. Accordingly, we have not recorded any deferred taxes attributable to our investments in our foreign subsidiaries. We will record the tax effects of any change in our prior assertion in the period that we complete our analysis and are able to make a reasonable estimate, no later than December 2018.

We are subject to taxation in the United States and several state and foreign jurisdictions. Tax years beginning in 2013 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. We are under audit by the Ireland Revenue Agency for the calendar year 2016. We expect the audit to continue during 2018.

Net loss per share

In 2016, we issued shares of our Blockchain Voting Series A Preferred Stock and our Voting Series B Preferred Stock (collectively the "preferred shares"). These shares are considered participating securities, and as a result, net loss per share is calculated using the two-class method. Under this method, we give effect to preferred dividends and then allocate remaining net loss attributable to our stockholders to both common shares and participating securities (based on the percentages outstanding) in determining net loss per common share.

Basic net loss per common share is computed by dividing net loss attributable to common shares (after allocating between common shares and participating securities) by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing net loss attributable to common shares (after allocating between common shares and participating securities) by the weighted average number of common and potential common shares outstanding during the period (after allocating total dilutive shares between our common shares outstanding and our preferred shares outstanding). Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, warrants, and restricted stock awards are included in the calculation of diluted net loss per common share to the extent such shares are dilutive. Net loss attributable to common shares is adjusted for options and restricted stock awards issued by our subsidiaries when the effect of our subsidiary’s diluted earnings per share is dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Net loss attributable to stockholders of Overstock.com, Inc.	$(50,909)	$(5,903)
Less: Preferred stock dividends - declared and accumulated	27	27
Undistributed loss	(50,936)	(5,930)
Less: Undistributed loss allocated to participating securities	(1,186)	(157)
Net loss attributable to common shares	$(49,750)	$(5,773)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(1.74)	$(0.23)
Weighted average common shares outstanding—basic	28,566	25,290
Effect of dilutive securities:
Stock options and restricted stock awards	—	—
Weighted average common shares outstanding—diluted	28,566	25,290
Net loss attributable to common shares—diluted	$(1.74)	$(0.23)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2018	2017
Stock options and restricted stock units	685	199
Common shares issuable under stock warrant	83	—

Sales of warrants

On November 8, 2017, we issued warrants to purchase up to a combined aggregate of 3,722,188 shares of our common stock to two purchasers in privately negotiated transactions, for an aggregate purchase price of $6.5 million, net of issuance costs. The exercise price for the warrants was $40.45 per share of common stock. On December 29, 2017, one of the warrant holders exercised its warrant in full and purchased a total of 2,472,188 shares of common stock for $100.0 million. On January 17, 2018, the other warrant holder exercised its warrant in full and purchased 1,250,000 shares of common stock for $50.6 million.

Recently adopted accounting standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted the new standard on January 1, 2018 with a cumulative adjustment that reduced Accumulated deficit by approximately $5.0 million as opposed to retrospectively adjusting prior periods. The adjustment primarily relates to the unredeemed portion of our gift cards and loyalty program rewards, which we will recognize over the expected redemption period, rather than waiting until the likelihood of redemption becomes remote or the rewards expire. We have also updated revenue disclosures in the notes to our financial statements as required under the new standard.

The implementation did not impact our gross and net recognition for our revenue transactions. In addition, we continue to recognize revenue related to merchandise sales upon delivery to our customers. However, we now present breakage on our Club O Rewards and gift cards in Partner and other revenue in the consolidated statement of operations rather as a component of Other expense, net. Breakage revenue included in Partner and other revenue was $1.7 million for the three months ended March 31, 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments previously recognized under the cost method to be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We adopted the changes under the new standard on January 1, 2018 on a prospective basis. The implementation of ASU 2016-01 did not have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown in the statement of cash flows. We adopted the new standard on January 1, 2018 retrospectively to each period presented in the statement of cash flows. The implementation of ASU 2016-18 did not have a material impact on our consolidated financial statements and related disclosures.

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

3. ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

Verify Investor, LLC

On February 12, 2018, tZERO acquired 1,351,367 voting units, or 81% of the total equity interests of Verify Investor, LLC, an accredited investor verification company, for a total purchase price of $12.0 million in cash. With the acquisition of the majority interest in Verify Investor, LLC, tZERO plans to integrate the software and technology of Verify Investor, LLC with the Token Trading System that tZERO plans to develop and deploy. We estimated the fair value of the acquired assets based on Level 3 inputs, which were unobservable (see Note 2—Accounting Policies, Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, royalty rates and assumptions about the relative competitive environment.

Determination and allocation of the purchase price to net tangible and intangible assets is based upon preliminary estimates. These preliminary estimates and assumptions could change significantly during the measurement period as we finalize the valuations of the net tangible and intangible assets acquired and liabilities assumed. Any change could result in variances between our future financial results and the amounts recognized in the financial information presented below, including variances in fair values recorded, as well as expenses associated with these items.

The preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$11,769
Allocation
Intangibles	$7,400
Goodwill	7,360
Other assets acquired	3
Other liabilities assumed	(179)
Total net assets, net of cash acquired	14,584
Less: noncontrolling interest	(2,815)
Total net assets attributable to tZERO, net of cash acquired	$11,769

The following table details the identifiable intangible assets acquired at their fair value and remaining useful lives as of March 31, 2018 (amounts in thousands):

Intangible Assets	Fair Value	Estimated Useful Life (in years)
Technology and developed software	$6,300	10
Trade name	700	10
Customer relationships	400	0.5
Total acquired intangible assets at the acquisition date	7,400
Less: accumulated amortization of acquired intangible assets	(187)
Total acquired intangible assets, net	$7,213

The expense for amortizing intangible assets acquired in connection with this acquisition was $187,000 for the three months ended March 31, 2018.

Acquired intangible assets primarily include technology, trade name, and customer relationships. As described above, we determined the fair value of these assets using an income approach method to determine the present value of expected future cash flows for each identifiable intangible asset. This method was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated based on the company's historical operating results.

The acquired assets, liabilities, and associated operating results were consolidated into our financial statements at the acquisition dates, or the dates on which we obtained control of the acquired assets or interests.

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued marketing expenses	$28,720	$25,959
Accrued compensation and other related costs	16,752	10,716
Accounts payable accruals	16,222	16,614
Allowance for returns	15,423	17,391
Other accrued expenses	7,193	6,283
Accrued freight	7,187	5,040
Accrued loss contingencies	608	608
Total accrued liabilities	$92,105	$82,611

5. BORROWINGS

PCL L.L.C. term loan agreement

On November 6, 2017, we entered into a loan agreement with PCL L.L.C., an entity directly or indirectly wholly-owned by the mother and brother of our Chief Executive Officer, Dr. Patrick Byrne. The agreement provides for a $40.0 million term loan (the "PCL Loan") which carries an annual interest rate of 8.0% and a default rate of 18.0%. The PCL Loan is for a term of 18 months, subject to mandatory prepayment under certain circumstances, and is prepayable at our election at any time without penalty or premium. Interest only is due monthly. There are no financial covenants associated the PCL Loan.

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

At March 31, 2018 and December 31, 2017, our outstanding balance on the PCL Loan was $40.0 million. Amounts outstanding under the loan are presented net of discount and issuance costs in our consolidated balance sheets. On May 8, 2018, our Board of Directors approved a prepayment of the PCL Loan and we repaid the entire outstanding balance under the loan plus accrued interest.

U.S. Bank letters of credit

At March 31, 2018 and December 31, 2017, letters of credit totaling $280,000 and $355,000, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in our consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2018, $1.4 million was outstanding and $3.6 million was available under the Purchasing Card. At December 31, 2017, $822,000 was outstanding and $4.2 million was available under the Purchasing Card.

Capital lease

During the year ended December 31, 2017, we entered into a capital lease arrangement of computer equipment for $1.4 million. The arrangement will expire in 2020. At March 31, 2018, the outstanding balance under the capital lease was $1.2 million and is included in Other current liabilities, net and Other long-term liabilities on our consolidated balance sheets. Future payment obligations, including interest, under the capital lease are $372,000, $496,000 and $413,000 for the rest of 2018, 2019 and 2020, respectively.

6. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of March 31, 2018, are as follows (in thousands):

Payments due by period
2018 (Remainder)	$5,232
2019	6,733
2020	4,292
2021	4,335
2022	4,439
Thereafter	16,356
$41,387

Rental expense for operating leases totaled $1.7 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively.

Legal proceedings and contingencies

From time to time, we are involved in litigation concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. In connection with such litigation, we may be subject to significant damages. In some instances, other parties may have contractual indemnification obligations to us. However, such contractual obligations may prove unenforceable or non-collectible, and if we cannot enforce or collect on indemnification obligations, we may bear the full responsibility for damages, fees and costs resulting from such litigation. We may also be subject to penalties and equitable remedies that could force us to alter important business practices. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows. The nature of the loss contingencies relating to claims that have been asserted against us are described below.

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

On February 11, 2013, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited, filed suit against us in the United States District Court in the Eastern District of Texas for infringement of patents covering products and services that verify the delivery and integrity of email messages. We tendered defense of the case to an indemnitor who accepted the defense. No estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

In June 2013, William French filed suit against us and 46 other defendants under seal in the Superior Court of the State of Delaware. The filing was unsealed on March 24, 2014. French brought the action on Delaware's behalf for violations of Delaware's unclaimed property laws and for recovery of the unredeemed gift card value allegedly attributable to Delaware residents. French's complaint alleges that we, and other defendants, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an injunction, monetary damages (including treble damages and penalties), and attorney's fees and costs. In the early stages of the case, we, along with others, filed motions to dismiss the case. The court dismissed one count, but allowed one count to remain. We filed two motions for summary judgment, along with other defendants, one of which was denied. The court has not yet ruled on the second motion. The court has set tentative trial date commencing September 12, 2018. We intend to vigorously defend this action.

On April 28, 2016, the State of South Dakota sued us along with three other defendants in the Sixth Judicial Circuit Court of South Dakota. South Dakota alleges that U.S. constitutional law should be revised to permit South Dakota to require out-of-state e-commerce websites to withhold and remit sales tax in South Dakota in accordance with South Dakota's sales tax statute. Pursuant to the statute, we would not be required to withhold and remit sales tax until there was a verdict in favor of South Dakota which was then upheld by the highest applicable appellate court. The statute does not require us to pay sales tax retroactively if we were to lose. The state court granted summary judgment in our favor, and on September 13, 2017 the South Dakota Supreme Court denied South Dakota’s appeal and ruled in our favor. South Dakota appealed to the U.S. Supreme Court, and on April 17, 2018, the U.S. Supreme Court heard oral arguments in the case. We are awaiting a decision in the case.

On July 7, 2017, the State of Wyoming sued us along with five other defendants in the Second Judicial District Court of Wyoming. Wyoming alleges that U.S. constitutional law should be revised to permit Wyoming to require out-of-state e-commerce retailers to withhold and remit sales tax in Wyoming in accordance with Wyoming's sales tax statute. Pursuant to the statute, Wyoming is prohibited by an injunction from requiring us to withhold and remit sales tax until there is a verdict in favor of Wyoming or the court otherwise lifts or dissolves the injunction. The statute does not require us to pay sales tax retroactively if we were to lose. The outcome of this case is dependent upon the ruling of the U.S. Supreme Court in our case with South Dakota discussed above.

On August 28, 2017, the State of Indiana sued us along with one other defendant in the Superior Court of Indiana, Marion County. Indiana alleges that U.S. constitutional law should be revised to permit Indiana to require out-of-state e-commerce retailers to withhold and remit sales tax in Indiana in accordance with Indiana's sales tax statute. Pursuant to the statute, we would not be required to withhold and remit sales tax until there is a verdict in favor of Indiana and the verdict is no longer subject to appeal. The statute does not require us to pay sales tax retroactively if we were to lose. The outcome of this case is dependent upon the ruling of the U.S. Supreme Court in our case with South Dakota discussed above.

In February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. We are cooperating fully with the SEC in connection with its investigation.

tZERO's broker-dealer subsidiaries are, and any broker-dealer subsidiaries that it acquires or forms in the future will be, subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. Each of SpeedRoute and PRO Securities is registered with the SEC as a broker-dealer under the Exchange Act and in the states in which it conducts securities business and is a member of FINRA and other SROs. In addition, PRO Securities owns and operates the PRO Securities ATS, which is registered with the SEC as an alternative trading system. Each of SpeedRoute and PRO Securities is subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which it is registered or licensed or of which it is a member. On February 22, 2018, the SEC's New York Regional Office notified PRO Securities that it is conducting an examination of PRO Securities, and on March 6, 2018 the SEC's Boston Regional Office notified tZERO Advisors that it is conducting an examination of tZERO Advisors.

As a result of tZERO's projects seeking to apply distributed ledger technologies to the capital markets, tZERO's subsidiaries have been, and remain involved in, ongoing discussions with regulatory authorities. While certain of the discussions have been relatively informal, tZERO's broker-dealer subsidiaries have also received and responded to several written inquiries from FINRA relating to such projects. While tZERO considers these continuing inquiries to be ordinary course in light of the non-traditional nature of tZERO's distributed ledger projects, any failure by tZERO's broker-dealer subsidiaries to satisfy their regulatory authorities that they are in compliance with all applicable rules and regulations could have a material adverse effect on tZERO and on us.

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

On March 9, 2018, a purported securities class action lawsuit was filed against us and two of our executives in the United States District Court in the Central District of Utah. The lawsuit alleges violations of the Securities Exchange Act of 1934 ("Exchange Act") in connection with allegedly false and misleading statements made by the Company relating to tZERO's security token offering and the announcement of an SEC investigation. The plaintiffs seek class certification, an award of unspecified compensatory damages, and other further relief as the Court may deem just and proper. On April 6, 2018, a substantially similar lawsuit was filed in the same court also naming the Company, and two of our executives as defendants, bringing the same claims under the Exchange Act, and seeking substantially similar relief. Based on a review of the allegations, the Company believes that the plaintiffs' allegations are without merit, and intends to vigorously defend against the lawsuits. An unfavorable outcome could have a material adverse effect on the Company's results of operations for the period in which such a loss is recognized. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

We have recognized liabilities for contingencies deemed probable and estimable totaling $608,000 at March 31, 2018 and December 31, 2017, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

8. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including stock options and restricted stock. Stock-based compensation expense was as follows (in thousands):

	Three months ended March 31,
	2018	2017
Overstock restricted stock awards	$2,384	$940
Medici Ventures stock options	11	—
tZERO equity awards	4,040	—
Total stock-based compensation expense	$6,435	$940

Overstock restricted stock awards

During the three months ended March 31, 2018, the Compensation Committee of the Board of Directors approved grants of 322,092 restricted stock awards to our officers, board members and employees. The restricted stock awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the recipient's continuing service to us. At March 31, 2018, 688,830 unvested restricted stock awards remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight-line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three months ended March 31, 2018 was $73.22.

The following table summarizes restricted stock award activity during the three months ended March 31, 2018 (in thousands):

	Three months ended March 31, 2018
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	540	$17.05
Granted at fair value	322	73.22
Vested	(166)	15.55
Forfeited	(7)	52.75
Outstanding—end of period	689	$43.35

Medici Ventures stock options

In July 2017, the Board of Directors of Medici Ventures approved the Medici Ventures, Inc. 2017 Stock Option Plan, which provides for the grant of options to employees and directors of and consultants to Medici Ventures to acquire up to a total of 10% of the authorized shares of Medici Ventures' common stock. Pursuant to the plan, the Board of Directors approved grants of 74,750 stock options to certain Medici Ventures and Overstock employees during the year ended December 31, 2017. The stock options were valued in total at $91,000 and subject to two vesting schedules, and compensation expense is recognized on a straight-line basis over the vesting schedules.

tZERO equity awards

In December 2017, the Board of Directors of tZERO approved the tZERO.com 2017 Equity Incentive Plan pursuant to which it may grant compensatory options to acquire up to 5% of tZERO’s common stock. In January 2018, tZERO granted stock awards under the equity incentive plan for an aggregate of approximately 1.0% of tZERO’s common stock all of which vested on January 23, 2018. In January 2018, tZERO recognized $4.0 million in compensation expense associated with these awards, which was the entire estimated fair value at the grant date. Accordingly, there is no expense to be recognized in future periods related to these awards. As a result of these vested awards, our indirect ownership interest in tZERO was reduced from 81% to approximately 80%.

9. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. We determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. Our Retail business consists of our Direct and Partner reportable segments. We use gross profit as the measure to determine our reportable segments because there is not discrete financial information available below gross profit for our Direct and Partner segments. As a result, our Medici business is not significant as compared to our Direct and Partner segments and is included in Other. Our Other segment consists of Medici Ventures and its subsidiaries, including tZERO. Although our Direct and Partner segments both relate to our Retail business, we do not combine these segments because they have dissimilar economic characteristics, such as gross profit margins. We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the three months ended March 31, 2018 and 2017.

The following table summarizes information about reportable segments for three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	Direct	Partner	Retail Total	Other	Total
2018
Revenue, net	$16,270	$423,726	$439,996	$5,335	$445,331
Cost of goods sold (1)	14,772	332,808	347,580	3,882	351,462
Gross profit	$1,498	$90,918	$92,416	$1,453	$93,869
Operating expenses (1) (2)			125,532	22,731	148,263
Interest and other income (expense), net (3)			(455)	116	(339)
Pre-tax loss			(33,571)	(21,162)	(54,733)
Benefit from income taxes			(88)	(189)	(277)
Net loss (4)			$(33,483)	$(20,973)	$(54,456)

2017
Revenue, net	$22,828	$405,261	$428,089	$4,346	$432,435
Cost of goods sold (1)	20,963	321,297	342,260	3,268	345,528
Gross profit	$1,865	$83,964	$85,829	$1,078	$86,907
Operating expenses (1) (2)			84,538	4,682	89,220
Interest and other income (expense), net (3)			102	(4,411)	(4,309)
Pre-tax income (loss)			1,393	(8,015)	(6,622)
Provision for (benefit from) income taxes			889	(1,229)	(340)
Net income (loss) (4)			$504	$(6,786)	$(6,282)
__________________________________________

(1)	— The above amounts include Retail depreciation and amortization expense of $6.4 million and $7.4 million for the three months ended March 31, 2018 and 2017, respectively.

(2)	— The above amounts include Other depreciation and amortization expense of $1.1 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.

(3)
 — The above amounts exclude intercompany transactions eliminated in consolidation, which consist primarily of service fees and interest. The net amounts of these intercompany transactions were $2.0 million and $306,000 for the three months ended March 31, 2018 and 2017, respectively.

(4)	— Net income (loss) presented for segment reporting purposes is before any adjustments attributable to noncontrolling interests.

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

For the three months ended March 31, 2018 and 2017, substantially all of our sales revenues were attributable to customers in the United States. At March 31, 2018 and December 31, 2017, substantially all our fixed assets were located in the United States.

10. BROKER DEALERS

As part of our Medici blockchain and fintech technology initiatives, we hold a controlling interest in each of two broker dealers, SpeedRoute LLC ("SpeedRoute") and Pro Securities LLC ("Pro Securities").

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

SpeedRoute and Pro Securities are subject to the SEC's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At March 31, 2018, SpeedRoute had net capital of $451,585, which was $345,100 in excess of its required net capital of $106,485 and SpeedRoute's net capital ratio was 3.54 to 1. At March 31, 2018, Pro Securities had net capital of $105,101 which was $100,101 in excess of its required net capital of $5,000 and Pro Securities net capital ratio was 0.16 to 1. At December 31, 2017, SpeedRoute had net capital of $334,848, which was $233,485 in excess of its required net capital of $101,363 and SpeedRoute's net capital ratio was 4.5 to 1. At December 31, 2017, PRO Securities had net capital of $24,175, which was $19,175 in excess of its required net capital of $5,000 and PRO Securities net capital ratio was 1.3 to 1.

SpeedRoute and Pro Securities did not have any securities owned or securities sold, not yet purchased at March 31, 2018 and December 31, 2017, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
This Report on Form 10-Q and the documents incorporated herein by reference, as well as our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our financial condition, liquidity, results of operations, earnings outlook and prospects. You can find many of these statements by looking for words such as “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “contemplate,” “seek,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” “estimate,” or other similar expressions which identify these forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and business, and on management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to assumptions, risks and uncertainties that are difficult to predict, and that actual results may be materially different from the results expressed or implied by any of our forward-looking statements. We claim the protection of the safe harbor provided by the Private Securities Litigation Reform Act of 1995, as amended, for all such forward-looking statements.
Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly any revisions to any forward-looking statements made or incorporated by reference in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the risks set forth in the “Risk Factors” section of this report, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017. Our forward-looking statements include all statements other than statements of historical fact including, without limitation, all statements regarding:

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

•	our expectations regarding the effects on us of the recent Tax Cuts and Jobs Act;

•
our expectations regarding the costs, benefits and risks of Medici Ventures’ efforts to develop blockchain applications and tZERO’s efforts to develop financial technology (“fintech”) applications, including applications using blockchain technology and how effectively that technology will be adopted, and including our expectations regarding the costs, benefits and risks of the operations of tZERO;

•	all statements regarding the plans of tZERO or Medici Ventures;

•	our expectations regarding the costs, benefits and risks of tZERO’s ownership of SpeedRoute and PRO Securities, each of which is a registered broker dealer;

•
our expectations regarding the costs, benefits and risks of having less than wholly-owned subsidiaries, including our indirect 80% owned subsidiary tZERO and our currently wholly-owned subsidiary Medici Ventures, which has issued stock options to employees and consequently may not be wholly-owned in the future;

•
our discussion of the security token offering currently being conducted by tZERO, including the possibility that the proceeds of the security token offering might be treated as income to us for federal income tax purposes, which would increase our income tax expense, and might be treated as a liability rather than equity for accounting purposes, which would reduce tZERO’s net book value compared to equity treatment, and the possibility that the security token offering will not raise a significant amount of funds or might not be completed at all;

•
our expectations regarding the costs, benefits and risks of our efforts and plans to advertise or offer financial product and services offerings on our website, including our intention to continue to advertise discount stock brokerage trading services, and our expectations regarding the costs, benefits and risks of other additional businesses, innovations and projects that we or our subsidiaries may engage in, offer or advertise in the near future;

•
our expectations regarding Medici Ventures’ ownership interest in DeSoto Inc., a newly-formed public benefit corporation formed for the purpose of carrying out our collaboration with economist Hernando de Soto, and our plans and expectations regarding DeSoto Inc.;

•	our plans to increase our branding and marketing expenditures significantly despite our decision not to proceed with the equity offering we launched in late March 2018;

•	our beliefs regarding our ability to attract and retain customers in a cost-efficient manner;

•	the anticipated effectiveness of or potential improvements in our marketing;

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

•	our expectations that we can comply with the requirements of our term loan agreement and related agreements, and that we will be able to retire or refinance the debt we have or incur in the future;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the adequacy of our liquidity and our ability, if any, to increase our liquidity or capital resources through traditional capital raising, tZERO’s security token offering or otherwise;

•	any possibility that we may purchase tZERO Security Tokens from tZERO;

•
any possibility that tZERO may repay any or all of the amounts we have advanced to tZERO, or that we may accept tZERO Security Tokens to be issued by tZERO in satisfaction of any or all of such amounts;

•	tZERO’s plans, including without limitation its plans to develop its Token Trading System;

•	whether the Token Trading System will be able to comply with SEC rules and regulations;

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

•
our expectations regarding our ability to successfully adopt a high-growth, high-cash flow strategy, and our beliefs regarding our ability to effectively change business strategies and scale the growth of our business;

•
our beliefs regarding current or future litigation or regulatory actions or fines, including our expectations regarding the investigation the Division of Enforcement of the Securities and Exchange Commission is conducting and its request that we voluntarily provide certain information and documents related to tZERO and the tZERO security token offering, and our expectations regarding the purported class action lawsuits that were filed against us shortly after we publicly announced the SEC’s investigation;

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

Our forward-looking statements are only predictions. Actual events or results may differ materially from those contemplated by our forward-looking statements for a variety of reasons, including among others:

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

•
the possibility that our publicly-disclosed review of potential strategic alternatives may distract our management and other employees, may cause members of our management and/or other employees to seek employment elsewhere, and may have adverse effects on our business and financial results;

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

•
the probability that we will continue to incur substantially higher levels of sales and marketing expenditures than we have in the past, which could continue to have an adverse effect on our near-term financial results as it did in the first quarter of 2018;

•
the costs of, and any difficulties we may encounter with, the implementation of our growth strategies for our e-commerce business, including our plans to invest more heavily in sales and marketing activities, new distribution facilities, our technology platforms, our Club O rewards program and our private label strategy, especially in light of our decision not to proceed with the equity offering we launched in late March 2018;

•	the efficiency of our e-commerce marketing and its effect on our business strategy;

•	the cost and availability of online and traditional advertising, and the results of our various brand building and marketing campaigns;

•
difficulties we have encountered and continue to encounter with changes that Google has made to its natural search engine algorithms, which have periodically resulted in lower rankings of our products and may continue to do so, and future changes that Google and other search engine companies may make to their natural search engine algorithms, which may have similar effects on us;

•
increasing competition, including competition from well-established competitors including Amazon.com, competition from competitors based in China or in other relatively low-cost jurisdictions, competition from well-funded companies, including Wayfair, apparently willing to incur substantial losses in order to build market share, and from others including Amazon and other competitors with business models that include delivery capabilities that we cannot currently match and do not expect to be able to match in the foreseeable future;

•
difficulties we may encounter in connection with our efforts to offer services to our customers outside of our e-commerce business, including the credit, insurance, discount brokerage trading services and automated investment advisory services we advertise;

•
difficulties, including expense and any operational or regulatory issues we may encounter in connection with tZERO or its subsidiaries, including its two registered broker-dealers, SpeedRoute and PRO Securities;

•
technical, operational, regulatory or other difficulties we may encounter with our Medici or tZERO blockchain or financial technology initiatives, including any difficulties we or tZERO may have marketing any products or services tZERO may offer, whether due to lack of market size or acceptance or as a result of competition from any of the numerous competitors seeking to develop competing technologies or systems or as a result of patents that may be granted to other companies or persons; and losses we may continue to incur in connection with our Medici and tZERO blockchain and financial technology initiatives;

•	the possibility that blockchain technology may be adopted more slowly than we anticipate;

•
the difficulties tZERO will face in attempting to market its DLR Software, and the possibility that we and/or tZERO have overestimated the demand for, and/or the size of the intended market for the DLR Software or may face regulatory issues relevant to the DLR Software;

•	the difficulties tZERO will face in attempting to generate revenues from blockchain-based applications of any nature;

•	Medici Ventures’ current business model of providing the services of its developers at Medici Ventures’ cost to companies in which Medici Ventures owns an interest;

•
any difficulties we may have with the assets or interests in other companies that we or our subsidiaries Medici Ventures or tZERO may have made or may make in the future, including any impairment we may recognize with respect to assets or businesses that we, Medici Ventures or tZERO have acquired or may acquire, including with respect to our interests in companies that are in startup or development stages;

•
any difficulties DeSoto Inc. may have with its business plan, including any difficulties it may have in developing or implementing a plan to generate revenues or profits, and any difficulties it or we may have as a result of DeSoto Inc.’s status as a public benefit corporation under Delaware law;

•	any liability or expense we may incur as a result of our interests in other companies, whether as a result of regulatory issues or otherwise;

•	any downturn in the U.S. housing industry or other changes in U.S. and global economic conditions or U.S. consumer spending;

•
the imposition of tariffs or occurrence of other events or circumstances that increase the price of importing into the U.S. the types of merchandise we sell in our e-commerce business or make it more difficult to import or obtain such merchandise;

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

•
any substantial decrease in our liquidity, whether as a result of our business operations, including our implementation of our growth strategies for our e-commerce business, which include our plans to invest more heavily in sales and marketing activities, new distribution facilities, our technology platforms, our Club O rewards program and our private label strategy, or as a result of any mandatory or voluntary repayment we may make of our term loan, or as a result of the expenses or results of governmental inquiries or investigations or litigation or other claims against us, and the possibility that we will be unable to obtain financing or any other source of liquidity adequate to enable us to continue our operations;

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

•
any losses or issues we may encounter as a consequence of accepting or holding bitcoin or other cryptocurrencies, whether as a result of regulatory, tax or other legal issues, technological issues, value fluctuations, including the substantial decrease in cryptocurrency values in the first quarter of 2018, which resulted in an $8.8 million impairment, lack of widespread adoption of bitcoin or other cryptocurrencies as an acceptable medium of exchange or otherwise;

•	difficulties we may have in responding to technological changes;

•	losses we may incur due to fraud or our inability to prevent or limit fraud;

•	claims or other problems we may encounter as a result of the listing or sale on our Website of pirated, counterfeit or illegal items;

•
difficulties we may have financing our operations or our expansion with either internally generated funds or external sources of financing, especially considering we recently announced a public equity offering on March 26, 2018 but terminated the offering shortly thereafter following a significant decline in the price of our common stock;

•	any failure by us to maintain compliance with the requirements of our current loan agreement or any future loan agreement or related agreements;

•	any environmental liabilities we may incur relating to the real estate owned by one of our wholly-owned subsidiaries and on which our corporate headquarters is located;

•	any failure of any of our product or service offerings outside of our main shopping Website offerings to provide the benefits we expect from them;

•	any difficulties we may encounter as a result of our reliance on numerous third parties that we do not control for the performance of critical functions material to our business;

•	any difficulties we may encounter in connection with the rapid shift of e-commerce and online payments to mobile and multi-channel commerce and payments;

•	our inability to increase market share or revenue in accordance with our plans;

•	difficulties with the management of our growth and any periods in which we fail to grow in accordance with our plans;

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

•
adverse results in legal proceedings, investigations or other claims, and costs we may incur in connection with any of them, including the costs of responding to the investigation the Division of Enforcement of the Securities and Exchange Commission is conducting and the costs of litigating the purported class action lawsuit(s) that were filed against us shortly after we publicly announced the SEC’s investigation;

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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above or elsewhere in this report and the risks described in our Report on Form 10-K filed with the SEC on March 15, 2018, especially under the headings “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement in this report. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.
Our forward-looking statements contained in this report speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements were based.
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

In late 2014, we began working on initiatives to develop and advance blockchain technology, which we refer to collectively as Medici. As part of our Medici initiatives, we have formed a wholly-owned subsidiary Medici Ventures, Inc. ("Medici Ventures") and acquired a majority interest in a financial technology company and two related registered broker dealers which are owned by our majority-owned subsidiary tØ.com, Inc. ("tZERO"). In 2018, tZERO acquired a majority-ownership interest in a registered investment adviser entity and an accredited investor verification entity. Medici Ventures has also purchased minority interests in several blockchain technology companies. In 2015, we were the first public company to issue a private security using blockchain technology and in December 2016, as a demonstration of our technology, we issued publicly traded blockchain preferred shares of Overstock.com, Inc.

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

For our retail partner business, we sell merchandise from manufacturers, distributors and other suppliers ("partners") primarily through our Website. We are considered to be the principal and control the specific good or service before it is transferred to the customer for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our partners. These third-party partners generally perform the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and partner businesses is recorded net of returns, coupons and other discounts.

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

Medici business

Our Medici business initiatives seek to leverage the security, transparency and immutability of cryptographically protected, distributed ledgers, such as blockchains, and are focused on solving important problems, including financial transaction issues, particularly in the area of securities settlement. Our wholly-owned subsidiary, Medici Ventures, conducts its primary business through its majority-owned subsidiary tZERO, which includes a financial technology company, two related registered broker dealers, a registered investment advisor, and an accredited investor verification company. Medici Ventures also holds interests in several technology companies whose focuses include commercial blockchain applications, digital currency solutions, compliance, identity, voting, and land.

As described further in Item 1 of Part I, "Financial Statements (Unaudited)"—Note 9. Business Segments, we determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. As described above, our Retail business consists of our Direct and Partner reportable segments. We use gross profit as the measure to determine our reportable segments because there is not discrete financial information available below gross profit for our Direct and Partner segments. As a result, our Medici business is not significant as compared to our Direct and Partner segments and is included in Other. Our Other segment consists of Medici Ventures and its subsidiaries, including tZERO.

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

Revenue in Q1 2018 increased 3% compared to Q1 2017. The growth in revenue was primarily driven by increased marketing expenses as we have shifted our retail strategy to more aggressively pursue revenue growth and new customers. Our increased marketing expenses resulted in a 6% increase in orders in Q1 2018, and we also saw a 3% increase in average order size primarily due to a continued sales mix shift into home and garden products. Average order size is measured at the time of order, before promotional discounts and shipping revenue. These increases were partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and an increase in product sales for which we record only our commission as revenue.

We continue to experience difficulties which we believe are due in part to changes that Google, Inc. (“Google”) has made in its natural search engine algorithms. It is taking us longer to analyze and to seek to adapt to the 2017 algorithm adjustments than it took us to respond to Google’s changes in previous years. We have reorganized a large number of resources around addressing this current challenge, as well as seeking to prevent it from occurring again. We have implemented a variety of innovations and technical improvements in this area and expect to continue to do so.

Gross profit in Q1 2018 increased 8% compared to Q1 2017 primarily as a result of revenue growth and increased gross margin. Gross margin increased to 21.1% in Q1 2018 compared to 20.1% in Q1 2017 due to a continued shift in sales mix into higher margin home and garden products and an increase in marketplace sales (for which we record only our commission as revenue), partially offset by increased promotional activities.

Sales and marketing expenses as a percentage of revenue increased from 8.7% to 17.3% during Q1 2018 as compared to Q1 2017, primarily due to our recently adopted retail growth strategy to aggressively pursue increased revenue and new customers. This included increased spending in the sponsored search, display ads on social media, and television marketing channels, as well as increased staff related costs.

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

As a result of these factors, our contribution decreased 67% in Q1 2018 compared to Q1 2017 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin was 3.7% in Q1 2018 compared to 11.6% in Q1 2017.

Technology expenses in Q1 2018 increased $2.3 million compared to Q1 2017, primarily due to an increase in staff related costs of $2.5 million and an increase in technology licenses and maintenance of $1.7 million, partially offset by a decrease in depreciation of $1.3 million.

General and administrative expenses in Q1 2018 increased $17.1 million compared to Q1 2017, primarily due to an $8.8 million increase in impairment losses on cryptocurrency holdings due to larger than normal cryptocurrency holdings as of March 31, 2018 related to the tZERO security token offering and a large decrease in market values during Q1 2018, partially offset by an increase in realized gains on the sale of cryptocurrencies of $1.5 million. We also had an increase in stock compensation expense of $4.4 million, including $3.4 million for a special tZERO restricted stock grant which fully vested during the quarter. In addition, we had an increase in staff related costs of $2.4 million, and an increase in legal fees and consulting costs of $2.3 million, including $1.0 million primarily due to the write-off of costs associated with an equity offering that we terminated in late March 2018, as well as costs related to an SEC inquiry.

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

Subsequent to Q1 2018, we sold cryptocurrencies with a carrying value of approximately $6.0 million at March 31, 2018 and realized gains which will partially offset the $8.8 million impairment losses on cryptocurrencies recognized in Q1 2018. In addition, we announced that Dr. Byrne's title and role as Chief Executive Officer of Overstock will change to include President, Retail, effective May 8, 2018, and will also transition from his current role as Chief Executive Officer of our indirect majority-owned subsidiary, tZERO, into a new position as tZERO's Executive Chairman. Saum Noursalehi, who is currently our President, Retail, will move from that position to become Chief Executive Officer of tZERO.

The balance of our Management's Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended March 31,
	2018	2017
	(as a percentage of total net revenue)
Revenue, net
Direct	3.7%	5.3%
Partner and other	96.3	94.7
Total net revenue	100.0	100.0
Cost of goods sold
Direct	3.3	4.8
Partner and other	75.6	75.1
Total cost of goods sold	78.9	79.9
Gross profit	21.1	20.1
Operating expenses:
Sales and marketing	17.3	8.7
Technology	7.0	6.7
General and administrative	8.9	5.2
Total operating expenses	33.3	20.6
Operating loss	(12.2)	(0.5)
Other expense, net	(0.1)	(1.0)
Loss before income taxes	(12.3)	(1.5)
Benefit from income taxes	(0.1)	(0.1)
Consolidated net loss	(12.2)%	(1.5)%

Comparisons of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

Revenue

The following table reflects our net revenues for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017	$ Change	% Change
Revenue, net
Direct	$16,270	$22,828	$(6,558)	(28.7)%
Partner and other	429,061	409,607	19,454	4.7
Total revenue, net	$445,331	$432,435	$12,896	3.0%

The increased total net revenue for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily driven by increased marketing expenses as we have shifted our retail strategy to more aggressively pursue revenue growth and new customers. Our increased marketing expenses resulted in a 6% increase in orders, and we also saw a 3% increase in average order size primarily due to a continued sales mix shift into home and garden products. These increases were partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and an increase in product sales for which we record only our commission as revenue.

The decreased direct revenue for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to a decrease in sales of home and garden and clothing products, and increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

The increase in partner revenue for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily driven by increased marketing expenses and an increase in sales of home and garden products. This increase was partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions and an increase in product sales for which we record only our commission as revenue.

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

The products and product lines we offer, and their respective percentages of our revenue, are based on many factors including customer demand, our marketing efforts, promotional pricing, joint-marketing offered by our suppliers, the types of inventory we are able to obtain and the number of SKUs we offer. These factors change frequently and can affect the mix of the product lines we sell. We have experienced a trend toward our home and garden category in recent years and we have recently focused our marketing and branding efforts towards our home and garden product line. We are also working to increase the number of SKUs we offer. While we do not currently expect any material shifts in our product line mix, the relative amounts of the product lines we sell, and the revenue we earn from those product lines, are generally an economic result of the factors described above, which may change from time to time.

International net revenues were less than 2% of total net revenues for the three months ended March 31, 2018 and 2017.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(24,753)	$(2,595)
1	$(11,048)	$(1,110)
As reported	As reported	As reported
-1	$5,248	$633
-2	$10,375	$1,176

Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our direct business and partner business; changes in supplier cost and / or sales price; competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017	$ Change	% Change
Revenue, net
Direct	$16,270	$22,828	$(6,558)	(28.7)%
Partner and other	429,061	409,607	19,454	4.7
Total net revenue	$445,331	$432,435	$12,896	3.0%
Cost of goods sold
Direct	$14,772	$20,963	$(6,191)	(29.5)%
Partner and other	336,690	324,565	12,125	3.7
Total cost of goods sold	$351,462	$345,528	$5,934	1.7%
Gross Profit
Direct	$1,498	$1,865	$(367)	(19.7)%
Partner and other	92,371	85,042	7,329	8.6
Total gross profit	$93,869	$86,907	$6,962	8.0%

Gross margins for the past five quarterly periods and fiscal year ending 2017 were:

	Q1 2017	Q2 2017	Q3 2017	Q4 2017	FY 2017	Q1 2018
Direct	8.2%	4.3%	0.3%	(2.3)%	3.0%	9.2%
Partner and other	20.8%	20.3%	20.7%	19.7%	20.3%	21.5%
Combined	20.1%	19.5%	19.7%	18.8%	19.5%	21.1%

Gross profit for the three months ended March 31, 2018 increased 8% compared to the same period in 2017 primarily as a result of increased revenue and increased gross margin. Gross margin increased to 21.1% for the three months ended March 31, 2018 compared to 20.1% for the same period in 2017. The increase in gross margin was primarily due to a continued shift in sales mix into higher margin home and garden products and an increase in marketplace sales (for which we record only our commission as revenue), partially offset by increased promotional activities.

The 103 basis point increase in direct gross margin for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to reduced product and warehousing costs, partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions, and increased freight costs.

The 77 basis point increase in partner gross margin for the three months ended March 31, 2018, as compared to the same period in 2017 was primarily due to a continued shift in sales mix into higher margin home and garden products and an increase in marketplace sales (for which we record only our commission as revenue), partially offset by increased promotional activities.

Cost of goods sold includes stock-based compensation expense of $70,000 and $49,000 for the three months ended March 31, 2018 and 2017, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2018		2017
Total revenue, net	$445,331	100%	$432,435	100%
Cost of goods sold
Product costs and other cost of goods sold	333,521	74.9%	326,803	75.6%
Fulfillment and related costs	17,941	4.0%	18,725	4.3%
Total cost of goods sold	351,462	78.9%	345,528	79.9%
Gross profit	$93,869	21.1%	$86,907	20.1%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs decreased slightly during the three months ended March 31, 2018 as compared to the same periods in 2017.

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

The following table reflects our sales and marketing expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017	$ Change	% Change
Sales and marketing expenses	$77,214	$37,618	$39,596	105.3%
Sales and marketing expenses as a percent of net revenues	17.3%	8.7%

The 864 basis point increase in sales and marketing expenses as a percentage of revenue for the three months ended March 31, 2018, as compared to the same period in 2017 was primarily due to our recently adopted retail growth strategy to aggressively pursue increased revenue and new customers. This included increased spending in the sponsored search, display ads on social media, and television marketing channels. We also had a $2.9 million increase in marketing costs at tZERO for employee severance and a special restricted stock grant which fully vested during the quarter.

Sales and marketing expenses include stock-based compensation expense of $873,000 and $96,000 for the three months ended March 31, 2018 and 2017, respectively. The increase was primarily due to $600,000 of expense related to the tZERO equity awards granted, vested, and fully expensed in January 2018.

Costs associated with our discounted shipping and other promotions, such as coupons, are not included in sales and marketing expense. Rather, they are accounted for as a reduction in revenue as they reduce the amount of consideration we expect to receive in exchange for goods or services and therefore affect net revenues and gross margin. We consider discounted shipping and other promotions, such as our policy of free shipping on orders over $45, as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

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

The following table reflects our technology expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017	$ Change	% Change
Technology expenses	$31,294	$28,992	$2,302	7.9%
Technology expenses as a percent of net revenues	7.0%	6.7%

The $2.3 million increase in technology costs for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to an increase in staff related costs of $2.5 million including stock-based compensation described below and an increase in technology licenses and maintenance of $1.7 million, partially offset by a decrease in depreciation of $1.3 million.

Technology expenses include stock-based compensation expense of $521,000 and $160,000 for the three months ended March 31, 2018 and 2017, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017	$ Change	% Change
General and administrative expenses	$39,755	$22,610	$17,145	75.8%
General and administrative expenses as a percent of net revenues	8.9%	5.2%

The $17.1 million increase in general and administrative expenses ("G&A") for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to an $8.8 million increase in impairment losses on cryptocurrency holdings due to larger than normal cryptocurrency holdings as of March 31, 2018 (primarily related to the tZERO security token offering) and a large decrease in market values during Q1 2018, partially offset by an increase in realized gains on the sale of cryptocurrencies of $1.5 million. We also had an increase in stock compensation expense of $4.4 million, including $3.4 million for a special tZERO restricted stock grant which fully vested during the quarter. In addition, we had an increase in staff related costs of $2.4 million and an increase in legal fees and consulting costs of $2.3 million, including $1.0 million due to the write-off of costs associated with an equity offering that we terminated in late March 2018, as well as costs related to an SEC inquiry.

G&A expenses include stock-based compensation expense of approximately $5.0 million and $635,000 for the three months ended March 31, 2018 and 2017, respectively. The increase was primarily due to $3.4 million of expense related to the tZERO equity awards granted, vested, and fully expensed in January 2018.

We continue to seek opportunities for growth, in our retail business and through our Medici blockchain and financial technology initiatives and through other means. As a result of these initiatives, we may continue to incur additional expenses or purchase ownership interests in, or acquire other technologies and businesses. We also anticipate that our Medici initiatives will incur losses in the near term. These losses, additional expenses, acquisitions or purchases may be material, and, coupled with existing marketing expense trends and the seasonality of our business, may lead to reduced consolidated income or losses in some periods, and to reduced liquidity. Additionally, we may recognize additional impairment charges to our ownership interests in other entities.

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2018	2017
Cost of goods sold - direct	$83	$83
Technology	5,478	6,685
General and administrative	1,020	930
Total depreciation, including internal-use software and website development	$6,581	$7,698

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2017	2016
Technology	$755	$905
Sales and marketing	119	20
General and administrative	44	20
Total amortization of intangible assets other than goodwill	$918	$945

Interest expense

Total interest expense increased $164,000, from $710,000 for the three months ended March 31, 2017 to $874,000 for the three months ended March 31, 2018. The increase is primarily due to a higher interest rate on the restructured building loan that was finalized in Q4 2017.

Other expense, net

Other expense, net for the three months ended March 31, 2018 was $9,000 as compared to $3.7 million in 2017. The decrease is primarily due to a decrease in asset impairment charges of $4.5 million.

Income taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. We update our estimate of the annual effective tax rate each quarter and make cumulative adjustments if our estimated annual effective tax rate changes.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors including variability in predicting our pre-tax and taxable income and the mix of jurisdictions to which those items relate, relative changes in expenses or losses for which tax benefits are not recognized, how we do business, fluctuations in our stock price, and changes in law, regulations, and administrative practices. Our effective tax rate can be volatile based on the amount of pre-tax income. For example, the impact of discrete items on our effective tax rate is greater when pre-tax income is lower.

Our benefit from income taxes for the three months ended March 31, 2018 and 2017 was $277,000 and $340,000. The effective tax rate for the three months ended March 31, 2018 and 2017 was 0.5% and 5.1%, respectively. The decrease in the effective tax rate is primarily attributable to a decrease in pre-tax income during the three months ended March 31, 2018 as compared to the same period in 2017, and partially attributable to the valuation allowance we are maintaining on our net deferred assets.

We have indefinitely reinvested foreign earnings of $1.5 million at March 31, 2018. The TCJA included a mandatory deemed repatriation of cumulative foreign earnings for the year ended December 31, 2017, for which we accrued provisional tax expense. However, we would still need to accrue and pay various other taxes on this amount if repatriated. We are currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, but we have yet to determine whether we plan to change our prior assertion and repatriate earnings. Accordingly, we have not recorded any deferred taxes attributable to our investments in our foreign subsidiaries. We will record the tax effects of any change in our prior assertion in the period that we complete our analysis and are able to make a reasonable estimate, in the period that we are first able to make a reasonable estimate, no later than December 2018.

We are subject to taxation in the United States and several state and foreign jurisdictions. Tax years beginning in 2013 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. We are under audit by the Ireland Revenue Agency for the calendar year 2016. We expect the audit to continue during 2018.

Each quarter we assess the recoverability of our deferred tax assets under ASC 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended March 31, 2018 as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

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

The following table reflects our total net revenues for each of the quarters in 2018, 2017 and 2016 (in thousands):

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
2018	$445,331	$	N/A	$	N/A	$	N/A
2017	432,435		432,024		424,007		456,290
2016	413,677		418,540		441,564		526,182

Liquidity and Capital Resources
Overview

Although we believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months, we also believe that we may need to raise additional capital and/or obtain significant additional debt financing to be able to fully pursue some or all of our plans discussed below, including plans for increasing market share in our retail business while also funding our Medici initiatives, beyond the next twelve months.

We believe that some of our direct competitors spend significantly higher percentages of their revenue on marketing than we do, and we have increased our branding and marketing expenditures in an effort to increase our market share in the e-commerce home goods market and educate consumers about our current position as an online retailer offering a wide assortment of quality home goods and other products at low prices and with a high level of customer service. We have developed and implemented marketing and branding initiatives in an effort to adjust to the competitive marketing landscape, and believe that additional marketing and branding efforts will have significant long-term positive results. However, a continued significant increase in our branding and marketing expenditures or other expenses could continue to have an adverse effect on our near-term financial results as it did in the first quarter of 2018.

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

On November 8, 2017, we issued warrants to purchase up to a combined aggregate of 3,722,188 shares of our common stock to two purchasers in privately negotiated transactions, for an aggregate purchase price of $6.5 million, net of issuance costs. The exercise price for the warrants was $40.45 per share of common stock. On December 29, 2017, one of the warrant holders exercised its warrant in full and purchased a total of 2,472,188 shares of common stock for $100.0 million. On January 17, 2018, the other warrant holder exercised its warrant in full and purchased 1,250,000 shares of common stock for $50.6 million.

In December 2017, tZERO launched an offering (the "security token offering") of the right to acquire, if issued by tZERO in the future, tZERO Preferred Equity Tokens (the "tZERO Security Token") through a Simple Agreement for Future Equity ("SAFE"). The security token offering is expected to run through May 14, 2018 but may be extended or shortened and is subject to withdrawal rights under certain circumstances. As of March 31, 2018, tZERO has received $92.9 million in cumulative proceeds, net of withdrawals, and incurred $16.0 million of offering costs.
Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At March 31, 2018, we had cash and cash equivalents of $259.6 million.

Cash flow information is as follows (in thousands):

	Three months ended March 31,		Twelve months ended March 31,
	2018	2017	2018	2017
Cash provided by (used in):
Operating activities	$(10,182)	$(23,097)	$(22,306)	$50,970
Investing activities	(41,950)	(12,489)	(47,421)	(70,700)
Financing activities	108,478	(11,172)	192,973	27,881

Cash flows from operating activities

For the three months ended March 31, 2018 and 2017, our operating activities resulted in net cash outflows of $10.2 million and $23.1 million, respectively.

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

The $10.2 million of net cash used in operating activities during the three months ended March 31, 2018 was primarily due to consolidated net loss of $54.5 million, offset by increases in accrued liabilities of $9.3 million and accounts payable of $4.3 million, decrease in accounts receivable of $8.3 million, depreciation expense of $6.6 million, and stock-based compensation of $6.4 million. Accrued liabilities increased due to the increase in marketing expense as a result of our initiative to drive revenue growth with significant marketing efforts. Accounts payable increased due to the revenue growth during 2018.

The $23.1 million of net cash used in operating activities during the three months ended March 31, 2017 was primarily due to decreases in accounts payable of $20.5 million and accrued liabilities of $13.7 million, and consolidated net loss of $6.3 million. Accounts payable and accrued liabilities decreased due to seasonality which caused high balances at year-end 2016 and a significant decline during 2017. The net cash used in operating activities during the three months ended March 31, 2017 was partially offset by non-cash depreciation expense of $7.7 million, a decrease in accounts receivable of $6.5 million and an impairment of an equity investment of $4.5 million.

Cash flows from investing activities

For the three months ended March 31, 2018, investing activities resulted in net cash outflows of $42.0 million primarily due to $17.0 million investment in equity securities, $11.8 million acquisition of business, net of cash acquired, $9.2 million purchase of intangible assets, and $4.0 million of expenditures for fixed assets.

For the three months ended March 31, 2017, investing activities resulted in net cash outflows of $12.5 million primarily due to $11.3 million of expenditures for fixed assets.

Cash flows from financing activities

For the three months ended March 31, 2018, financing activities resulted in net cash inflows of $108.5 million primarily due to $62.1 million proceeds from security token offering, $50.6 million proceeds from exercise of stock warrants, offset by $4.0 million of taxes withheld upon vesting of restricted stock.

For the three months ended March 31, 2017, financing activities resulted in net cash outflows of $11.2 million primarily due to the purchase of treasury stock for $10.0 million.

Free cash flow

"Free Cash Flow" (a non-GAAP measure) for the three months ended March 31, 2018 and 2017, was $(14.2) million and $(34.4) million, respectively, and $(38.6) million and $(13.1) million for the twelve months ended March 31, 2018 and 2017, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2018 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
PCL term loan payments	40,000	—	—	—	—	—	40,000
Operating leases	5,232	6,733	4,292	4,335	4,439	16,356	41,387
Purchase obligations	4,927	—	—	—	—	—	4,927
Technology services	1,485	2,031	1,693	—	—	—	5,209
Total contractual cash obligations	$51,644	$8,764	$5,985	$4,335	$4,439	$16,356	$91,523

PCL term loan payments

We are party to a financing agreement related to our corporate headquarters (see Borrowings below). On May 8, 2018, we terminated and repaid the PCL term loan.

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at March 31, 2018. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Technology services

From time to time we enter into long-term contractual agreements for technology services and capital leases for equipment included in such service agreements.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of March 31, 2018, accrued tax contingencies were $1.5 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Borrowings

PCL L.L.C. term loan agreement

On November 6, 2017, we entered into a loan agreement with PCL L.L.C., an entity directly or indirectly wholly-owned by the mother and brother of our Chief Executive Officer, Dr. Patrick Byrne. The agreement provides for a $40.0 million term loan (the "PCL Loan") which carries an annual interest rate of 8.0% and a default rate of 18.0%. The PCL Loan is for a term of 18 months, subject to mandatory prepayment under certain circumstances, and is prepayable at our election at any time without penalty or premium. Interest only is due monthly. There are no financial covenants associated the PCL Loan.

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

At March 31, 2018 and December 31, 2017, our outstanding balance on the PCL Loan was $40.0 million. Amounts outstanding under the loan are presented net of discount and issuance costs in our consolidated balance sheets. On May 8, 2018, our Board of Directors approved a prepayment of the PCL Loan and we repaid the entire outstanding balance under the loan plus accrued interest.

U.S. Bank letters of credit

At March 31, 2018 and December 31, 2017, letters of credit totaling $280,000 and $355,000, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2018, $1.4 million was outstanding and $3.6 million was available under the Purchasing Card. At December 31, 2017, $822,000 was outstanding and $4.2 million was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2017, and our accounting policies and use of estimates are further discussed in Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q. and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

During Q1 2018, we implemented ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on a modified retrospective basis and recognized $5.0 million of additional breakage income related to the unredeemed portion of our gift cards and loyalty program rewards through a cumulative effect adjustment in retained earnings as of January 1, 2018. In addition, we now recognize estimated breakage on our gift cards and loyalty program rewards in Partner and other revenue in the consolidated statement of operations rather as a component of Other expense, net. The adoption of these new accounting standards is discussed further in Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q. There have been no other material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

For information about recently issued accounting standards not yet adopted, see Recently issued accounting standards not yet adopted, included in Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information.

Contribution and contribution margin

Contribution and contribution margin (non-GAAP financial measures - which we reconcile to "Gross Profit" in our consolidated statement of operations) consist of gross profit less sales and marketing expense plus Club O Rewards and gift card breakage and reflects an additional way of viewing our results. Contribution margin is contribution as a percentage of total net revenue. This change doesn't impact the calculation of contribution. We believe contribution and contribution margin provide management and users of the financial statements information about our ability to cover our operating costs, such as technology and general and administrative expenses, while reflecting the selling costs we incurred to generate our revenues and adding back Club O Rewards and gift card breakage. Contribution and contribution margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or all non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income (loss) and net income (loss). You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure.

For further details on contribution and contribution margin, see the reconciliation of these non-GAAP financial measures below (in thousands):

	Three months ended March 31,
	2018		2017
Total net revenue	$445,331	100%	$432,435	100%
Cost of goods sold	351,462	78.9	345,528	79.9
Gross profit	93,869	21.1	86,907	20.1
Less: Sales and marketing expense	77,214	17.3	37,618	8.7
Plus: Club O Rewards and gift card breakage (1)	—	—	671	0.2
Contribution and contribution margin	$16,655	3.7%	$49,960	11.6%
 ___________________________________________

(1)
 — Effective January 1, 2018, we made a change in accounting principle to present Club O Rewards and gift card breakage in Partner and other revenue instead of Other expense, net on our consolidated statements of operations. This change impacts the presentation of Revenue, Gross profit and Other expense, net, but does not impact the calculation of contribution.

Our calculation of our contribution and contribution margin by Retail Total (which consists of Direct and Partner) and Other (which consists of Medici) is set forth below (in thousands):

	Three months ended March 31,
	Direct	Partner	Retail Total	Other	Total
2018
Total net revenue	$16,270	$423,726	$439,996	$5,335	$445,331
Cost of goods sold	14,772	332,808	347,580	3,882	351,462
Gross profit	$1,498	$90,918	$92,416	$1,453	$93,869
Less: Sales and marketing expense			73,917	3,297	77,214
Contribution (1)			$18,499	$(1,844)	$16,655
Contribution margin			4.2%	(34.6)%	3.7%

2017
Total net revenue	$22,828	$405,261	$428,089	$4,346	$432,435
Cost of goods sold	20,963	321,297	342,260	3,268	345,528
Gross profit	$1,865	$83,964	$85,829	$1,078	$86,907
Less: Sales and marketing expense			37,325	293	37,618
Plus: Club O Rewards and gift card breakage (included in Other expense, net)			671	—	671
Contribution			$49,175	$785	$49,960
Contribution margin			11.5%	18.1%	11.6%
 ___________________________________________

(1)
 — Effective January 1, 2018, we made a change in accounting principle to present Club O Rewards and gift card breakage in Partner and other revenue instead of Other expense, net on our consolidated statements of operations. This change impacts the presentation of Revenue, Gross profit and Other expense, net, but does not impact the calculation of contribution.

Retail and Medici pre-tax income or loss

Retail and Medici pre-tax income or loss (non-GAAP financial measures - which we reconcile to Consolidated pre-tax income or loss) consists of income or loss before taxes of our Retail (which consists of Direct and Partner) and Medici (which is included in Other) businesses, excluding intercompany transactions eliminated in consolidation. We believe these measures provide management and users of the financial statements useful information because they provide financial results for our separate businesses which are distinct in nature. The material limitation associated with these measures is that they are an incomplete measure of our consolidated operations. These measures should be used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. For additional information regarding our segment reporting, and a reconciliation of Retail and Medici pre-tax income or loss, please see Item 1 of Part I, "Financial Statements (Unaudited)"—Note 9. Business Segments, contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Free cash flow

Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and liquidity. Free cash flow, which we reconcile below to "Net cash provided by (used in) operating activities," the nearest GAAP financial measure, is net cash provided by operating activities reduced by "Expenditures for fixed assets, including internal-use software and website development." We believe that net cash provided by operating activities is an important measure, since it includes both the cash impact of the continuing operations of the business and changes in the balance sheet that impact cash. We believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations and free cash flow measures the amount of cash we have available for mandatory debt service and financing obligations, changes in our capital structure, and future investments after purchases of fixed assets. Free cash flow measures have limitations as they omit certain components of the overall consolidated statement of cash flows and do not represent the residual cash flow available for discretionary expenditures. Free cash flow should not be considered a substitute for net income (loss) or cash flow data prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows as reconciled below (in thousands):

	Three months ended March 31,		Twelve months ended March 31,
	2018	2017	2018	2017
Net cash (used in) provided by operating activities	$(10,182)	$(23,097)	$(22,306)	$50,970
Expenditures for fixed assets, including internal-use software and website development	(4,029)	(11,344)	(16,271)	(64,033)
Free cash flow	$(14,211)	$(34,441)	$(38,577)	$(13,063)

Government Regulation

Our e-commerce business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce and other services. Existing and future laws and regulations may result in increasing expense and may impede our growth. These regulations and laws cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, information reporting requirements, the design and operation of websites, and the characteristics and quality of products and services. New state tax regulations in states where we do not now collect state and local taxes may subject us to the obligation to collect and remit state and local taxes, or subject us to additional state and local sales and income taxes, or to requirements intended to assist states with their tax collection efforts. New legislation or regulations, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on us. Further, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements. In addition, it is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce and digital content. Laws and regulations may diminish the demand for our products and services and increase our cost of doing business. Certain of our services are subject to federal and state consumer protection laws, including laws protecting the privacy of consumer information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, advance notice of any changes to our policies and, with limited exceptions, we must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Further, the growth and demand for online commerce could result in more stringent consumer protection laws that could impose additional compliance burdens on us. These consumer protection laws could result in substantial compliance costs.

In addition, our broker dealers are subject to additional extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. Broker dealers are subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are members. See our Annual Report on Form 10-K for the year ended December 31, 2017, Part I - Item 1A - "Risk Factors - PRO Securities and SpeedRoute, two subsidiaries of tZERO that currently generate substantially all of tZERO's revenues, are registered broker-dealers and are subject to extensive regulation."

Our efforts to expand our sales outside of the U.S. expose us to additional U.S. and foreign laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, advertising practices, online services, the use of cryptocurrency, the importation of specified or proscribed items, importation quotas, consumer protection, intellectual property rights, consumer and data protection, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties. Our ownership interest in Bitt Inc. also may expose us to additional laws and regulations relating to money transmitters and money services businesses. See our Annual Report on Form 10-K for the year ended December 31, 2017, Part I - Item 1A - "Risk Factors - Our ownership interest in Bitt Inc. may expose us to additional risks."

Other Factors that May Affect Future Results

We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. Any projections of future cash needs and cash flows are subject to substantial uncertainty, including those set forth under Item 1A of Part II, "Risk Factors" of this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, Part I - Item 1A - "Risk Factors."

We periodically evaluate opportunities to repurchase our equity securities, obtain credit facilities, or issue additional debt or equity securities. In addition, we may, from time to time, consider purchases of equity interests in, or acquisition of, complementary businesses, products, services, or technologies, any of which might affect our liquidity requirements or cause us to issue additional debt or equity securities. There can be no assurance that financing arrangements will be available in amounts or on terms acceptable to us, if at all, especially considering we recently announced a public equity offering on March 26, 2018 but terminated the offering shortly thereafter following a significant decline in the price of our common stock.

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described in this Form 10-Q, including the risks described in Item 1A of Part II, "Risk Factors" of this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, Part I - Item 1A - "Risk Factors," and all other information in this Form 10-Q and in our other filings with the SEC including those we file after we file this Form 10-Q, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described under "Risk Factors" in this report or in our Annual Report on Form 10-K for the year ended December 31, 2017 could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. We currently do not hold any derivative financial instruments or foreign exchange contracts.

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

At March 31, 2018, we had $259.6 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $2.6 million on our earnings or loss, or the cash flows of these instruments.

At March 31, 2018, letters of credit totaling $280,000 were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $2,800 on our earnings or loss if the letters of credit were fully drawn.

At March 31, 2018, we had cryptocurrency-denominated assets totaling $9.0 million. Hypothetically, a decrease in the market value of one hundred basis points would have an estimated impact of $90,000 on our earnings or loss, and the recorded value of these instruments. Reported earnings resulting from increases in the market value of cryptocurrency would be limited to realized gains.

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

Beginning January 1, 2018, we implemented ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In connection with its adoption, we implemented changes to our processes and internal control activities over financial reporting to ensure compliance with the new accounting and disclosure rules.

Except for the preceding changes, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, "Financial Statements "—Note 6—"Commitments and Contingencies," subheading "Legal Proceedings and Contingencies," contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2017.

We and tZERO have each recently received notice that the staff of the SEC's Division of Enforcement is conducting an investigation and has requested information regarding the tZERO security token offering.

In February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and our affiliates, including Medici Ventures and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. We are cooperating fully with the SEC in connection with its investigation, which will require the time and attention of tZERO and our personnel, and may have an adverse effect on our ability to focus attention on our businesses and our ability to raise capital. In addition, the investigation could result in a delay of the tZERO security token offering, negative publicity for tZERO or us, and may have a material adverse effect on us or on the current and future business ventures of tZERO.

We have recently been sued in a purported class action.

Following our announcement of an SEC investigation (see " - We and tZERO have each recently received notice that the staff of the SEC's Division of Enforcement is conducting an investigation and has requested information regarding the tZERO security token offering."), a purported class action complaint was filed against us, Patrick Byrne and Jonathan E. Johnson III, in the United States District Court, District of Utah, Central Division. The lawsuit alleges violations of the Securities Exchange Act of 1934 (the "Exchange Act") in connection with allegedly false and misleading statements made by the Company relating to tZERO's Initial Coin Offering and the announcement of an SEC investigation. The plaintiffs seek class certification, an award of unspecified compensatory damages, and other relief as the Court may deem just and proper. Another substantially similar complaint was filed shortly thereafter, also naming us, Dr. Byrne and Mr. Johnson as defendants, bringing the same claims under the Exchange Act, and seeking substantially similar relief. (see " - Legal Proceedings"). Dr. Byrne and Mr. Johnson are each executive officers of the Company and members of our board of directors, and we have indemnification agreements and obligations with each of them. Regardless of the outcome of this matter, we expect to incur costs, and the costs may be material. An unfavorable resolution of any substantial litigation matter, including these lawsuits, could have a material adverse effect on our financial results and business.

Each of our offerings faces specialized competition and involves regulatory risks.

Our traditional e-commerce offerings as well as the financial products or services we offer or advertise face specialized competition and in many cases involve regulatory risks. We offer or advertise a variety of services and product offerings, including advertising related to automobiles and for various types of financial products or services, including loans, credit cards and insurance offerings, discounted stock brokerage services, automated investment advisory services, and other products or services, including those offered through our Website's FinanceHub. Each of these is subject substantial competition from competitors specializing in these types of products or services. In addition, many of them are subject to substantial regulation. For example, many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of automobile sellers and public advertising for automobile sales. All of the financial services or products we offer or advertise are subject to substantial regulation. We generally have no ability to know whether the information the automobile advertisers or other advertisers provide is correct. More generally, we have no ability to ensure that our partners or others with whom we do business will comply with all laws and regulations applicable to them and their transactions. Any negative publicity we receive regarding any allegations of unlawful or deceptive conduct may damage our reputation, our ability to attract new customers to our main shopping site, and our brand name generally. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

Our decision to accept and hold cryptocurrency, such as bitcoin, may subject us to exchange risk and additional tax and regulatory requirements.

In January 2014, we began accepting bitcoin as a form of payment for purchases on our website, and we now accept approximately 50 different cryptocurrencies. Neither bitcoin nor any of the other cryptocurrencies that we accept are considered legal tender or backed by any government, and bitcoin and other cryptocurrencies have experienced price volatility, technological glitches and various law enforcement and regulatory interventions. In September 2014, we began accepting bitcoin internationally. The use of cryptocurrency such as bitcoin has been prohibited or effectively prohibited in some countries. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. Our Board of Directors has authorized us to hold, in bitcoin, up to 50% of our sales revenues paid for by customers in bitcoin. From time to time we hold bitcoin and other cryptocurrencies directly, and we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrencies we hold. At March 31, 2018, we held larger than normal cryptocurrency holdings due to the tZERO security token offering, with a carrying value of $9.0 million net of $8.8 million impairment charges recognized during the quarter due to a large decrease in market values during Q1 2018. We may choose not to hedge or may be unable to fully hedge our exposure to cryptocurrencies and may at times be unable to convert cryptocurrencies to U.S. dollars. We could suffer significant monetary losses if the cryptocurrencies that we hold decline further in value or if we sell any or all of the cryptocurrencies at current prices. If any regulatory authority asserts that we require a license or other regulatory approval to conduct business or own an interest in other businesses involving cryptocurrencies, it could have a material adverse effect on our financial results and business.

tZERO's security token offering may not be consummated; if the terms of the security token offering are materially amended tZERO will provide purchasers in the security token offering with withdrawal rights.

At present, the net proceeds of the security token offering are expected to be used for (i) the repayment of amounts payable to the Company, (ii) strategic equity acquisitions of interests in companies relevant to the network tZERO is trying to build, (iii) the future development of the tZERO Security Tokens and the Token Trading System, (iv) the development of functional utility features for the tZERO Security Tokens, (v) general corporate purposes, which may include capital expenditures, acquisitions, debt repayments, cybersecurity upgrades, augmenting technology, infrastructure and personnel, development of products and services, and short term investments, among other things, (vi) lobbying law makers and regulatory authorities for the purpose of bringing about changes to laws and regulations related to blockchain technologies, particularly in regards to securities tokens, and (vii) offering, legal and accounting expenses associated with the security token offering. The failure by tZERO's management to apply these funds effectively could have a material adverse effect on tZERO. If the security token offering is not consummated or does not result in substantial proceeds, it could have a material adverse effect on tZERO's ability to fund these objectives and carry out its business plan. If the security token offering is not consummated, tZERO would have to reduce its planned expenditures and/or would require substantial additional funding from us or other sources in order to carry out its business plan. Since the commencement of the security token offering through March 31, 2018, tZERO has utilized approximately $28.2 million of the security token offering proceeds towards the acquisition of ownership interests in other entities, excluding amounts that may become due in connection with the transactions contemplated by the WPS LOI or any transactions described under "Company Overview-Medici Business Initiatives-Non-blockchain Services-Other Potential Acquisitions." tZERO is also pursuing several potential strategic acquisitions of interests in companies. If the security token offering is not consummated, and if tZERO were unable to obtain adequate funding from other sources, we would be required to make decisions about which businesses and projects to fund, and might be required to decrease or eliminate expenditures that we and/or tZERO believe would have been advisable.

If the terms of the security token offering are materially amended, tZERO will provide purchasers that have previously funded their commitment the right to withdraw from the offering, and any purchasers who withdraw will have a right to the return of the funds they previously committed to the security token offering. Any such withdrawals could result in significantly less proceeds from the security token offering, which could have a material adverse effect on tZERO's ability to fund its business plan. In addition, tZERO may require additional funding from us or other sources to repay amounts withdrawn by any purchasers who withdraw from the security token offering, and such amounts could be substantial.

Sales by our significant stockholders could have an adverse effect on the market price of common stock and preferred stock.

A small number of our stockholders own a significant percentage of our common stock. Our Chief Executive Officer Patrick Byrne is the beneficial owner of approximately 22.2% of our outstanding shares. Various trusts related to his mother Dorothy Byrne are the beneficial owners of an additional aggregate of approximately 5.5% of our stock. Sales by Dr. Byrne or any of such trusts could have a material adverse effect on the market prices of our common stock and preferred stock. Dr. Byrne and/or entities he controls, including High Plains Investments LLC, may sell shares in the near future and/or may enter into a Rule 10b5-1 plan for the sale of shares in the future. In addition, the transfer of ownership of a significant portion of our outstanding shares within a three-year period could adversely affect our ability to use our net operating losses to offset future taxable net income. Any of the foregoing could have a material adverse effect on the holders of our common stock and holders of our preferred stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered issuance of equity securities

None.

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

In December 2016, we issued a total of 695,898 shares of our preferred stock (the "Preferred Stock"), of which 681,259 shares remained outstanding at March 31, 2018. The Preferred Stock ranks senior to our common stock with respect to dividends. Holders of the Preferred Stock are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
	*10.1	t0.com, Inc. 2017 Equity Incentive Plan (1)
10.2
Asset Purchase Agreement dated as of January 22, 2018 but signed on February 7, 2018 among Rental Roost, Inc., Kishore Kumar, Nitin Shingate, Vikram Raghavan, and Overstock.com, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 9, 2018 (File No. 000-49799)).

10.3
Asset Purchase Agreement dated as of January 22, 2018 but signed on February 7, 2018 among Houserie, Inc., Kishore Kumar, Nitin Shingate, Vikram Raghavan, and Overstock.com, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 9, 2018 (File No. 000-49799)).

10.4
Amendment 1 dated March 29, 2018 to Memorandum of Understanding by and among Overstock.com, Inc., Medici Ventures, Inc., Patrick M. Byrne and Hernando de Soto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 4, 2018 (File No. 000-49799)).

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

______________________________________
* Filed herewith.
(1) — Previously filed as Exhibit 10.24 to our Annual Report on Form 10-K filed on March 15, 2018 (File No. 000-49799) but refiled with this Form 10-Q as the document previously filed was inadvertently filed in an incomplete form.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2018	OVERSTOCK.COM, INC.

/s/ GREGORY J. IVERSON
Gregory J. Iverson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)