Form 10-Q
period 2018-06-30
OVERSTOCK.COM, INC
filed 2018-08-09
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018

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

There were 29,009,814 shares of the Registrant's common stock, par value $0.0001, outstanding on August 8, 2018.

OVERSTOCK.COM, INC.
FORM 10-Q
For the quarterly period ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$152,228	$203,215
Restricted cash	468	455
Accounts receivable, net	28,597	30,080
Inventories, net	15,355	13,703
Prepaid inventories, net	1,071	1,625
Prepaids and other current assets	25,419	16,119
Total current assets	223,138	265,197
Fixed assets, net	131,923	129,343
Intangible assets, net	26,343	7,337
Goodwill	22,058	14,698
Equity Investments	43,543	13,024
Other long-term assets, net	5,888	4,216
Total assets	$452,893	$433,815
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,712	$85,406
Accrued liabilities	109,732	82,611
Deferred revenue	42,644	46,468
Other current liabilities, net	468	178
Total current liabilities	245,556	214,663
Long-term debt, net	3,069	—
Long-term debt, net - related party	—	39,909
Other long-term liabilities	6,160	7,120
Total liabilities	254,785	261,692
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A, issued and outstanding - 127 and 127	—	—
Series B, issued and outstanding - 555 and 555	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 32,203 and 30,632
Outstanding shares - 29,007 and 27,497	3	3
Additional paid-in capital	553,112	494,732
Accumulated deficit	(365,472)	(254,692)
Accumulated other comprehensive loss	(591)	(599)
Treasury stock:
Shares at cost - 3,196 and 3,135	(66,662)	(63,816)
Equity attributable to stockholders of Overstock.com, Inc.	120,390	175,628
Equity attributable to noncontrolling interests	77,718	(3,505)
Total equity	198,108	172,123
Total liabilities and stockholders’ equity	$452,893	$433,815

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue, net
Direct	$14,715	$22,099	$30,985	$44,927
Partner and other	468,418	409,925	897,479	819,532
Total net revenue	483,133	432,024	928,464	864,459
Cost of goods sold
Direct(1)	14,672	21,147	29,444	42,110
Partner and other	376,718	326,706	713,408	651,271
Total cost of goods sold	391,390	347,853	742,852	693,381
Gross profit	91,743	84,171	185,612	171,078
Operating expenses:
Sales and marketing(1)	94,416	43,297	171,630	80,915
Technology(1)	32,423	28,244	63,717	57,236
General and administrative(1)	31,440	22,361	71,195	44,971
Total operating expenses	158,279	93,902	306,542	183,122
Operating loss	(66,536)	(9,731)	(120,930)	(12,044)
Interest income	620	136	1,164	261
Interest expense	(395)	(716)	(1,269)	(1,426)
Other income (expense), net	368	593	359	(3,131)
Loss before income taxes	(65,943)	(9,718)	(120,676)	(16,340)
Benefit from income taxes	(27)	(1,975)	(304)	(2,315)
Consolidated net loss	$(65,916)	$(7,743)	$(120,372)	$(14,025)
Less: Net loss attributable to noncontrolling interests	(1,005)	(244)	(4,552)	(623)
Net loss attributable to stockholders of Overstock.com, Inc.	$(64,911)	$(7,499)	$(115,820)	$(13,402)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(2.20)	$(0.29)	$(3.94)	$(0.52)
Weighted average common shares outstanding—basic	28,903	24,996	28,736	25,035
Net loss per common share—diluted:
Net loss attributable to common shares—diluted	$(2.20)	$(0.29)	$(3.94)	$(0.52)
Weighted average common shares outstanding—diluted	28,903	24,996	28,736	25,035
________________________________________

(1) Includes stock-based compensation as follows (Note 8):
Cost of goods sold — direct	$41	$39	$111	$88
Sales and marketing	315	113	1,188	209
Technology	621	150	1,142	310
General and administrative	1,996	743	6,967	1,378
Total	$2,973	$1,045	$9,408	$1,985

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Consolidated net loss	$(65,916)	$(7,743)	$(120,372)	$(14,025)
Other comprehensive loss:
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $55, $0, and $(40)	4	(81)	8	68
Other comprehensive income	4	(81)	8	68
Comprehensive loss	$(65,912)	$(7,824)	$(120,364)	$(13,957)
Less: Comprehensive loss attributable to noncontrolling interests	(1,005)	(244)	(4,552)	(623)
Comprehensive loss attributable to stockholders of Overstock.com, Inc.	$(64,907)	$(7,580)	$(115,812)	$(13,334)

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Six months ended June 30, 2018
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	30,632
Common stock issued upon vesting of restricted stock	221
Common stock issued for asset purchase	100
Exercise of stock warrants	1,250
Balance at end of period	32,203

Number of treasury stock shares
Balance at beginning of period	3,135
Tax withholding upon vesting of restricted stock	61
Balance at end of period	3,196
Total number of outstanding shares	29,007

Common stock	$3

Number of Series A preferred shares issued and outstanding	127

Number of Series B preferred shares issued and outstanding	555

Preferred stock	$—

Additional paid-in capital
Balance at beginning of period	$494,732
Stock-based compensation to employees and directors	5,368
Common stock issued for asset purchase	2,930
Exercise of stock warrants	50,562
Sale of stock warrants	25
Other	(505)
Balance at end of period	$553,112

Accumulated deficit
Balance at beginning of period	$(254,692)
Cumulative effect of change in accounting principle	5,040
Net loss attributable to stockholders of Overstock.com, Inc.	(115,820)
Balance at end of period	$(365,472)

Accumulated other comprehensive loss
Balance at beginning of period	$(599)
Net other comprehensive income	8
Balance at end of period	$(591)

Treasury stock
Balance at beginning of period	$(63,816)
Tax withholding upon vesting of restricted stock	(2,846)
Balance at end of period	(66,662)
Total equity attributable to stockholders of Overstock.com, Inc.	$120,390

Equity attributable to noncontrolling interests
Balance at beginning of period	$(3,505)
Proceeds from security token offering, net of offering costs (Note 2 - Noncontrolling Interest)	78,442
Stock-based compensation to employees and directors	4,040
Tax withholding upon vesting of restricted stock	(1,680)
Net loss attributable to noncontrolling interests	(4,552)
Fair value of noncontrolling interests at acquisition	4,468
Other	505
Total equity attributable to noncontrolling interests	$77,718

Total equity	$198,108
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,		Twelve months ended June 30,
	2018	2017	2018	2017
Cash flows from operating activities:
Consolidated net loss	$(120,372)	$(14,025)	$(218,269)	$(14,656)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of fixed assets	12,983	14,909	26,922	29,896
Amortization of intangible assets	2,051	1,891	4,159	3,637
Stock-based compensation to employees and directors	9,408	1,985	11,500	4,161
Deferred income taxes, net	(298)	(2,796)	67,697	(2,445)
Gain on investment in precious metals	—	—	(1,971)	(201)
Impairment of cryptocurrencies	9,491	—	9,491	—
Gain on sale of cryptocurrencies	(8,348)	—	(10,343)	—
Impairment of equity securities	—	4,500	987	7,350
Early extinguishment costs of long term debts	283	—	2,747	—
Other	(609)	65	202	423
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	1,882	7,391	(7,447)	(1,446)
Inventories, net	120	3,785	1,569	2,366
Prepaid inventories, net	554	897	144	3
Prepaids and other current assets	(8,234)	(9,213)	(2,307)	(3,809)
Other long-term assets, net	(3,827)	(147)	(5,987)	(729)
Accounts payable	6,686	(30,601)	16,292	(3,127)
Accrued liabilities	26,911	(22,391)	36,991	3,578
Deferred revenue	1,216	(2,643)	8,547	(4,933)
Other long-term liabilities	(476)	136	(467)	194
Net cash (used in) provided by operating activities	(70,579)	(46,257)	(59,543)	20,262
Cash flows from investing activities:
Purchases of intangible assets	(9,241)	—	(9,664)	—
Proceeds from sale of precious metals	—	—	11,917	1,610
Investment in precious metals	—	—	—	(1,633)
Disbursement of note receivable	(200)	(250)	(700)	(868)
Investment in equity securities	(29,570)	(3,188)	(31,570)	(3,938)
Acquisitions of businesses, net of cash acquired	(12,912)	—	(12,912)	28
Expenditures for fixed assets, including internal-use software and website development	(12,749)	(16,450)	(19,885)	(45,883)
Other	22	(115)	207	(118)
Net cash used in investing activities	(64,650)	(20,003)	(62,607)	(50,802)
Cash flows from financing activities:
Payments on capital lease obligations	(248)	—	(331)	—
Payments on interest swap	—	—	(1,535)	(224)
Proceeds from finance obligations	—	—	—	5,325
Payments on finance obligations	—	(1,622)	(13,694)	(2,731)
Proceeds from long-term debt	—	—	40,000	12,621
Payments on long-term debt	(40,000)	(469)	(85,297)	(469)
Payments of preferred dividends	—	—	(109)	—
Proceeds from exercise of stock options	—	654	10	1,473
Proceeds from rights offering, net of offering costs	—	—	—	7,591
Proceeds from issuance and exercise of stock warrants	50,587	—	157,049	—
Proceeds from security token offering, net of offering costs	78,442	—	79,347	—
Purchase of treasury stock	—	(10,000)	—	(10,000)
Payments of taxes withheld upon vesting of restricted stock	(4,526)	(1,085)	(4,670)	(1,323)
Payment of debt issuance costs	—	(251)	(419)	(251)
Net cash provided by (used in) financing activities	84,255	(12,773)	170,351	12,012
Net increase (decrease) in cash, cash equivalents and restricted cash	(50,974)	(79,033)	48,201	(18,528)
Cash, cash equivalents and restricted cash, beginning of period	203,670	183,528	104,495	123,023
Cash, cash equivalents and restricted cash, end of period	$152,696	$104,495	$152,696	$104,495
Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Six months ended June 30,		Twelve months ended June 30,
	2018	2017	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$1,113	$1,308	$2,745	$2,238
Income taxes paid, net of refunds	7	183	311	977
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$735	$690	$735	$690
Equipment acquired under capital lease obligations	—	—	1,421	—
Capitalized interest cost	—	—	—	27
Change in fair value of cash flow hedge	—	(100)	(1,638)	(3,044)
Note receivable converted to equity investment	200	869	699	3,719
Acquisition of assets through stock issuance	2,930	—	2,930	—

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

Overstock.com, Inc. is an online retailer and advancer of blockchain technology. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and its majority-owned subsidiaries, unless the context indicates otherwise.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC.
These financial statements should be read in conjunction with our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

For purposes of comparability, the presentation of certain immaterial amounts in the prior periods have been conformed with the current period presentation. We retrospectively applied certain accounting standard updates as discussed in Note 2—Accounting Policies, Recently adopted accounting standards.

2. ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation. The financial results of Verify Investor, LLC have been included in our consolidated financial statements from the date of acquisition on February 12, 2018. The financial results of Mac Warehouse, LLC have been included in our consolidated financial statements from the date of acquisition on June 25, 2018.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, investment valuation, receivables valuation, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, intangible asset valuation, equity investment valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities and contingencies. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may differ materially from these estimates.

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $31.2 million and $25.5 million at June 30, 2018 and December 31, 2017, respectively.

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

Under GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. Our assets and liabilities that are adjusted to fair value on a recurring basis are cash equivalents, trading securities, and deferred compensation liabilities, which fair values are determined using quoted market prices from daily exchange traded markets on the closing price as of the balance sheet date and are classified as Level 1. Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and debt are carried at cost, which approximates their fair value.

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the fair value hierarchy as of June 30, 2018 and December 31, 2017 as indicated (in thousands):

p	Fair Value Measurements at June 30, 2018:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$31,188	$31,188	$—	$—
Investments in equity securities, at fair value	4,336	4,336	—	—
Trading securities held in a "rabbi trust" (1)	83	83	—	—
Total assets	$35,607	$35,607	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$90	$90	$—	$—
Total liabilities	$90	$90	$—	$—

	Fair Value Measurements at December 31, 2017:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$25,455	$25,455	$—	$—
Trading securities held in a "rabbi trust" (1)	74	74	—	—
Total assets	$25,529	$25,529	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$92	$92	$—	$—
Total liabilities	$92	$92	$—	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in our consolidated balance sheets.

(2)	— Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in our consolidated balance sheets.

Accounts receivable, net

Accounts receivable consist primarily of trade amounts due from customers in the United States, uncleared credit card transactions at period end, and carrier rebates. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We maintain an allowance for doubtful accounts receivable based upon our business customers' financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $1.5 million and $1.3 million at June 30, 2018 and December 31, 2017, respectively.

Concentration of credit risk

Three banks held the majority of our cash and cash equivalents at June 30, 2018. Two banks held the majority of our cash and cash equivalents at December 31, 2017. Our cash equivalents primarily consist of money market securities which are uninsured. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Inventories, net

Inventories, net include merchandise purchased for resale, which are accounted for using a standard costing system which approximates the first-in-first-out ("FIFO") method of accounting, and are valued at the lower of cost and net realizable value. Inventory valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

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

Cryptocurrencies

Cryptocurrency holdings are included in Prepaids and other current assets in our consolidated balance sheets and totaled $3.0 million and $1.5 million at June 30, 2018 and December 31, 2017, respectively. Cryptocurrency holdings are recorded at cost less impairment.

We recognize impairment on these assets caused by decreases in market value based upon Level 1 inputs. See Fair value of financial instruments above. Such impairment in the value of our cryptocurrencies is recorded in General and administrative expense in our consolidated statements of operations. Impairments on cryptocurrencies were $702,000 and $9.5 million for the three and six months ended June 30, 2018. There was no impairment on cryptocurrencies during the three and six months ended June 30, 2017.

Gains and losses realized upon sale of cryptocurrencies are also recorded in General and administrative expense in our consolidated statements of operations. We occasionally use our cryptocurrencies to purchase other cryptocurrencies. Gains and losses realized with these non-cash transactions are also recorded in General and administrative expense in our consolidated statements of operations and are also presented as an adjustment to reconcile Consolidated net loss to Net cash provided by (used in) operating activities in our consolidated statements of cash flows. Realized gains on sale of cryptocurrencies were $6.8 million and $8.3 million for the three and six months ended June 30, 2018. There were no realized gains or losses on sale of cryptocurrencies during the three and six months ended June 30, 2017.

Fixed assets, net

Fixed assets are recorded at cost and stated net of depreciation and amortization. Fixed assets are depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter, as follows:

Life (years)
Building	40
Land improvements	20
Building machinery and equipment	15-20
Furniture and equipment	5-7
Computer hardware	3-4
Computer software, including internal-use software and website development	2-4

Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives.

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our Website and processes supporting our business. We capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

During the three months ended June 30, 2018 and 2017, we capitalized $8.3 million and $2.4 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs for the same periods associated with internal-use software and website development was $3.2 million and $4.1 million, respectively. During the six months ended June 30, 2018 and 2017, we capitalized $10.6 million and $5.9 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $6.7 million and $8.3 million, respectively.

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of goods sold - direct	$83	$75	$167	$158
Technology	5,296	6,177	10,772	12,862
General and administrative	1,023	959	2,044	1,889
Total depreciation, including internal-use software and website development	$6,402	$7,211	$12,983	$14,909

Total accumulated depreciation of fixed assets was $198.4 million and $186.4 million at June 30, 2018 and December 31, 2017, respectively.

Upon sale or retirement of assets, cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in our consolidated statements of operations.

Fixed assets included assets under capital leases were $1.8 million and $1.8 million at June 30, 2018 and December 31, 2017. Accumulated depreciation related to assets under capital leases was $722,000 and $458,000 at June 30, 2018 and December 31, 2017, respectively.

Depreciation expense of assets recorded under capital leases was $120,000 and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $264,000 and $2.4 million for the six months ended June 30, 2018 and 2017, respectively.

Equity investments under ASC 321

At June 30, 2018, we held minority interests (less than 20%) in twelve privately held entities accounted for under ASC Topic 321, Investments - Equity Securities ("ASC 321"), which are included in Equity investments in our consolidated balance sheets. One of these equity investments is carried at fair value based on Level 1 inputs. See Fair value of financial instruments above. The remaining equity investments lack readily determinable fair values and therefore the investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. Dividends received are reported in current earnings. We review our investments individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the investment is less than its carrying value. If such events or circumstances have occurred, we estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carrying value. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by the investee's management including quantitative information such as lower valuations in recently completed or proposed financings. These inputs are classified as Level 3. Because several of our investees are in the early startup or development stages, these entities are subject to potential changes in cash flows, valuation, and inability to attract new investors which may be necessary for the liquidity needed to support their operations.

The carrying amount of our investments under ASC 321 was approximately $18.6 million and $6.5 million at June 30, 2018 and December 31, 2017, respectively. We recognized unrealized gains of $1.8 million on investments carried at fair value during the three and six months ended June 30, 2018. There was no impairment loss during the six months ended June 30, 2018. We recognized $4.5 million impairment loss during the six months ended June 30, 2017. The impairment loss or other adjustment to our investments are recorded in Other expense, net on our consolidated statements of operations.

Equity method investments under ASC 323

At June 30, 2018, we held minority interests in six privately held entities accounted for as equity method investments under ASC Topic 323, Investments - Equity Method and Joint Ventures ("ASC 323"), which are included in Equity investments in our consolidated balance sheets. We can exercise significant influence, but not control, over the investees through either holding more than a 20% voting interest in the entity or through our representation on the entity's board of directors. Based on the nature of our ownership interests, we have variable interests in these entities. However, because we do not have power to direct the investee's activities and we are not the investee's primary beneficiary, we therefore do not consolidate the investee in our financial statements.

The carrying value of our equity method investments exceeded the amount of underlying equity in net assets of the investees and the difference was primarily related to goodwill and the fair value of intangible assets. The difference related to intangible assets is amortized over their estimated useful lives. We record our proportionate share of the net income or loss of the investee and the amortization of the basis difference related to intangible assets in Other expense, net in our consolidated statements of operations with corresponding adjustments to the carrying value of the investment.

The carrying amount of our equity method investments was approximately $25.0 million and $6.5 million at June 30, 2018 and December 31, 2017, respectively, and the difference between the carrying value and the amount of underlying equity in net assets of each investee was not significant. Our proportionate share of the net income or loss of our equity method investees for the six months ended June 30, 2018 and the six months ended June 30, 2017 was not significant.

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

On December 18, 2017, tZERO launched an offering (the "security token offering") of the right to acquire, if issued in the future, tZERO Preferred Equity Tokens (the "tZERO Security Token") through a Simple Agreement for Future Equity ("SAFE"). At June 30, 2018, the SAFEs were classified as equity by tZERO. At June 30, 2018, cumulative proceeds, net of withdrawals, from the security token offering totaling $95.9 million, have been classified as a component of noncontrolling interest within our consolidated financial statements. As of June 30, 2018, tZERO has incurred $16.5 million of offering costs associated with the security token offering that are classified as a reduction in proceeds within noncontrolling interest of our consolidated financial statements. The security token offering closed on August 6, 2018 and we received an additional $7.5 million of proceeds, before deducting additional offering costs, prior to the close.

During the first quarter of 2018, tZERO purchased 65.8% of ES Capital Advisors, LLC ("ES Capital"), a registered investment advisor under the Investment Advisers Act of 1940, which was accounted for as an asset acquisition. tZERO operates the ES Capital business under the name tZERO Advisors and offers automated investment advisory services under the FinanceHub tab on our Website. tZERO also purchased 81.0% of Verify Investor, LLC, an accredited investor verification company. This transaction is described further in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. These entities are included in our consolidated financial statements. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

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

We test for impairment of goodwill annually or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the six months ended June 30, 2018 and 2017.

For six months ended June 30, 2018, we recognized $7.4 million in goodwill related to a business acquisition as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. The change in goodwill relates to a non-reportable segment, included in Other as described in Note 9—Business Segments.

Intangible assets other than goodwill

We capitalize and amortize intangible assets other than goodwill over their estimated useful lives unless such lives are indefinite. Intangible assets other than goodwill acquired separately from third-parties are capitalized at cost while such assets acquired as part of a business combination are capitalized at their acquisition-date fair value. Indefinite lived intangible assets include intellectual property and investment advisor licenses purchased in connection with our tZERO Advisors and Medici Ventures' portfolio company in the blockchain property titling businesses. Certain licenses are subject to annual renewal terms with immaterial fees which are expensed as incurred. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value more likely than not exceeds its fair value. In addition, we routinely evaluate the remaining useful life of intangible assets not being amortized to determine whether events or circumstances continue to support an indefinite useful life, including any legal, regulatory, contractual, competitive, economic, or other factors that may limit their useful lives. Definite lived intangible assets are amortized using the straight-line method of amortization over their useful lives, with the exception of certain intangibles (such as acquired technology, customer relationships, and trade names) which are amortized using an accelerated method of amortization based on cash flows. Definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable as described below under Impairment of long-lived assets.

Intangible assets, net consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Intangible assets subject to amortization, gross (1)	$28,004	$17,779
Less: accumulated amortization of intangible assets subject to amortization	(12,494)	(10,442)
Intangible assets subject to amortization, net	15,510	7,337
Intangible assets not subject to amortization	10,833	—
Total intangible assets, net	$26,343	$7,337
___________________________________________

(1)	— At June 30, 2018, the weighted average remaining useful life for intangible assets subject to amortization, excluding fully amortized intangible assets, was 5.70 years.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories in our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Technology	$895	$905	$1,650	$1,810
Sales and marketing	204	20	323	40
General and administrative	34	21	78	41
Total amortization	$1,133	$946	$2,051	$1,891

Estimated amortization expense for the next five years is: $2.9 million for the remainder of 2018, $5.1 million in 2019, $2.7 million in 2020, $2.4 million in 2021, $1.1 million in 2022, and $1.3 million thereafter.

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including amortizable intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the six months ended June 30, 2018 and 2017.

Other long-term assets, net

Other long-term assets, net consist primarily of long-term prepaid expenses.

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

 Generally, we require authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal), or verification of receipt of payment, before we ship products to consumers or business purchasers. From time to time we grant credit to our business purchasers with normal credit terms (typically 30 days). For sales in our partner business, we generally receive payments from our customers before our payments to our suppliers are due.

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

During the six months ended June 30, 2018, we recognized $36.8 million of net revenue included in Deferred revenue at December 31, 2017.

The allowance for returns was $15.5 million and $17.4 million at June 30, 2018 and December 31, 2017, respectively.

We evaluate the revenue recognition criteria above for our broker dealer subsidiaries and we recognize revenue based on the gross amount of consideration that we expect to receive on securities transactions (commission revenue) on a trade date basis.

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

Club O loyalty program

We have a customer loyalty program called Club O Gold for which we sell annual memberships. For Club O Gold memberships, we record membership fees as deferred revenue, and we recognize revenue ratably over the membership period. The Club O Gold loyalty program allows members to earn Club O Reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program which provides Club O Gold members additional reward dollars for purchases made on our Website, and from other merchants.

Earned Club O Reward dollars may be redeemed on future purchases made through our Website. We recognize revenue for Club O Reward dollars when customers redeem such rewards as part of a purchase on our Website. We account for these transactions as multiple element arrangements and allocate the transaction price to separated performance obligations using their relative fair values. We include the fair value of reward dollars earned in deferred revenue at the time the reward dollars are earned. Club O Reward dollars expire 90 days after the customer's Club O Gold membership expires. We recognize estimated reward dollar breakage, to which we expected to be entitled, over the expected redemption period in proportion to actual redemptions by customers. Upon adoption of Topic 606, Revenue Contracts with Customers, on January 1, 2018, we began classifying the breakage income related to Club O Reward dollars and gift cards as a component of revenue in our consolidated statements of operations rather than as a component of Other expense, net. Breakage included in revenue was $1.3 million and $3.0 million for the three and six months ended June 30, 2018. We also recognized a cumulative adjustment that reduced Accumulated deficit by approximately $5.0 million upon adoption related to the unredeemed portion of our gift cards and loyalty program rewards.

Our total deferred revenue related to the outstanding Club O Reward dollars was $6.5 million and $8.7 million at June 30, 2018 and December 31, 2017, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

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

Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
Total revenue, net	$483,133	100%	$432,024	100%	$928,464	100%	$864,459	100%
Cost of goods sold
Product costs and other cost of goods sold	371,841	77%	329,346	76%	705,361	76%	656,150	76%
Fulfillment and related costs	19,549	4%	18,507	4%	37,491	4%	37,231	4%
Total cost of goods sold	391,390	81%	347,853	81%	742,852	80%	693,381	80%
Gross profit	$91,743	19%	$84,171	19%	$185,612	20%	$171,078	20%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to our Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in Sales and marketing expenses and totaled $88.9 million and $39.5 million during the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, advertising expenses totaled $157.8 million and $73.3 million, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $992,000 and $987,000 at June 30, 2018 and December 31, 2017, respectively.

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

We are responsible for estimating our liability for unpaid costs of insured events that have occurred, which includes known cases on a case-by-case basis, and also for events that have occurred, but have not yet been reported. The accrued liability related to the self-funded health insurance plan was $1.4 million and $1.0 million at June 30, 2018 and December 31, 2017, respectively, and is included in Accrued liabilities in the accompanying consolidated balance sheets. Actual claims may differ from the amount accrued and any difference could be significant.

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

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended June 30, 2018 as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss attributable to stockholders of Overstock.com, Inc.	$(64,911)	$(7,499)	$(115,820)	$(13,402)
Less: Preferred stock dividends - declared and accumulated	27	27	53	55
Undistributed loss	(64,938)	(7,526)	(115,873)	(13,457)
Less: Undistributed loss allocated to participating securities	(1,495)	(204)	(2,683)	(364)
Net loss attributable to common shares	$(63,443)	$(7,322)	$(113,190)	$(13,093)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(2.20)	$(0.29)	$(3.94)	$(0.52)
Weighted average common shares outstanding—basic	28,903	24,996	28,736	25,035
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—
Weighted average common shares outstanding—diluted	28,903	24,996	28,736	25,035
Net loss attributable to common shares—diluted	$(2.20)	$(0.29)	$(3.94)	$(0.52)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock options and restricted stock units	550	103	617	151
Common shares issuable under stock warrant	—	—	42	—

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

The implementation did not impact our gross and net recognition for our revenue transactions. In addition, we continue to recognize revenue related to merchandise sales upon delivery to our customers. However, we now present breakage on our Club O Rewards and gift cards in Partner and other revenue in our consolidated statement of operations rather as a component of Other expense, net. Breakage revenue included in revenue was $1.3 million and $3.0 million for the three and six months ended June 30, 2018.

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

In June 2018, the FASB issued ASU 2018- 07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting; which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The new standard becomes effective for us on January 1, 2019, with early adoption permitted. We plan to adopt this ASU beginning on January 1, 2019. We do not expect the adoption to have a material impact on our consolidated financial statements and related disclosures.

3. ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

Verify Investor, LLC

On February 12, 2018, tZERO acquired 81% of the total equity interests of Verify Investor, LLC, an accredited investor verification company, for a total purchase price of $12.0 million in cash. With the acquisition of the majority interest in Verify Investor, LLC, tZERO plans to integrate the software and technology of Verify Investor, LLC with the Token Trading System that tZERO plans to develop and deploy. We estimated the fair value of the acquired assets based on Level 3 inputs, which were unobservable (see Note 2—Accounting Policies, Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, royalty rates and assumptions about the relative competitive environment.

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

The following table details the identifiable intangible assets acquired at their fair value and remaining useful lives as of June 30, 2018 (amounts in thousands):

Intangible Assets	Fair Value	Estimated Useful Life (in years)
Technology and developed software	$6,300	10
Trade name	700	10
Customer relationships	400	0.5
Total acquired intangible assets at the acquisition date	7,400
Less: accumulated amortization of acquired intangible assets	(313)
Total acquired intangible assets, net	$7,087

The expense for amortizing intangible assets acquired in connection with this acquisition was $126,000 and $313,000 for the three and six months ended June 30, 2018, respectively.

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

Mac Warehouse, LLC

On June 25, 2018, we acquired 100% of the total equity interests of Mac Warehouse, LLC, an electronics retailer of refurbished Apple products, for a total purchase price of $1.2 million in cash. With the acquisition of Mac Warehouse, LLC, we plan to integrate the inventory and business processes of Mac Warehouse, LLC in our direct retail business. We estimated the fair value of the acquired assets based on Level 3 inputs, which were unobservable (see Note 2—Accounting Policies, Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, royalty rates and assumptions about the relative competitive environment.

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

The preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$1,143
Allocation
Accounts receivable, net	$399
Inventories, net	1,772
Prepaids and other current assets	29
Fixed assets	154
Intangibles	2,763
Accounts payable	(682)
Accrued liabilities	(223)
Long-term debt, net	(3,069)
Total net assets, net of cash acquired	$1,143

Acquired intangible assets primarily include trade name and customer relationships which have an estimated useful life of 1.5 years.

The acquired assets, liabilities, and associated operating results were consolidated into our financial statements at the acquisition dates, or the dates on which we obtained control of the acquired assets or interests.

The following unaudited pro forma financial information presents our results as if the current year acquisitions of Mac Warehouse, LLC had occurred at the beginning of 2017 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total revenue	$485,152	$435,987	$932,537	$872,056
Consolidated net loss	$(67,218)	$(7,514)	$(122,336)	$(13,694)

The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed during the periods indicated, nor should it be taken as indicative of our future consolidated results of operations.

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued marketing expenses	$42,311	$25,959
Accounts payable accruals	19,847	16,614
Allowance for returns	15,539	17,391
Other accrued expenses	14,110	6,283
Accrued compensation and other related costs	12,814	10,716
Accrued freight	4,470	5,040
Accrued loss contingencies	641	608
Total accrued liabilities	$109,732	$82,611

5. BORROWINGS

High Bench Senior Credit Agreement

On June 25, 2018, we became party to a senior credit agreement, as amended, with High Bench-Mac Warehouse-Senior Debt, LLC ("High Bench Loan"), in connection with our acquisition of Mac Warehouse, LLC. Under the amended agreement, the loan carries an annual interest rate of 11.0% and a default rate of 18.0%. The High Bench Loan is subject to monthly interest only payments with the remaining principal amount and any then unpaid interest due and payable on April 18, 2020. The High Bench Loan is subject to mandatory prepayment under certain circumstances, and is prepayable at our election at any time without penalty or premium. There are no financial covenants associated the High Bench Loan. At June 30, 2018, our outstanding balance on the High Bench Loan was $3.1 million.

Letters of credit

At June 30, 2018 and December 31, 2017, letters of credit totaling $280,000 and $355,000, respectively, were issued on our behalf collateralized by compensating cash balances held at a bank, which are included in Restricted cash in our consolidated balance sheets.

Commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2018, $877,000 was outstanding and $4.1 million was available under the Purchasing Card. At December 31, 2017, $822,000 was outstanding and $4.2 million was available under the Purchasing Card.

Capital lease

During the year ended December 31, 2017, we entered into a capital lease arrangement of computer equipment for $1.4 million. The arrangement will expire in 2020. At June 30, 2018, the outstanding balance under the capital lease was $1.1 million and is included in Other current liabilities, net and Other long-term liabilities on our consolidated balance sheets. Future payment obligations, including interest, under the capital lease are $248,000, $496,000 and $413,000 for the rest of 2018, 2019 and 2020, respectively.

6. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of June 30, 2018, are as follows (in thousands):

Payments due by period
2018 (Remainder)	$3,525
2019	6,819
2020	4,379
2021	4,355
2022	4,439
Thereafter	16,356
$39,873

Rental expense for operating leases totaled $1.7 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively, and $3.4 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively.

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

On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third-party vendors of products and services sold to us are contractually obligated to indemnify us, and we have tendered defense of the case to an indemnitor who accepted the defense. On April 21, 2016, the court entered an order partially dismissing the claims against us. On May 4, 2016, the plaintiff filed an amended complaint, and we have filed our answer. No estimate of the possible loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On February 11, 2013, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited, filed suit against us in the United States District Court in the Eastern District of Texas for infringement of patents covering products and services that verify the delivery and integrity of email messages. We tendered defense of the case to an indemnitor who accepted the defense. No estimate of the possible loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

On June 21, 2018, the U.S. Supreme Court issued an opinion in our South Dakota sales tax case and ruled against us. The State of South Dakota sued us along with three other defendants in the Sixth Judicial Circuit Court of South Dakota alleging that U.S. constitutional law should be revised to permit South Dakota to require out-of-state e-commerce websites to collect and remit sales tax in South Dakota in accordance with South Dakota's sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. We began collecting sales tax in all 45 states that have sales tax. Pursuant to South Dakota’s statute, we are not required to pay sales tax retroactively. The U.S. Supreme Court’s opinion vacated and remanded the case back to the South Dakota Supreme Court for further proceedings.

On July 7, 2017, the State of Wyoming sued us along with five other defendants in the Second Judicial District Court of Wyoming. Wyoming alleged that U.S. constitutional law should be revised to permit Wyoming to require out-of-state e-commerce retailers to collect and remit sales tax in Wyoming in accordance with Wyoming's sales tax statute. After the U.S. Supreme Court’s ruling in our South Dakota case listed above, we began collecting sales tax in Wyoming. Wyoming’s statute does not require us to pay sales tax retroactively. The Wyoming court has not issued any subsequent rulings in the case.

On August 28, 2017, the State of Indiana sued us along with one other defendant in the Superior Court of Indiana, Marion County. Indiana alleged that U.S. constitutional law should be revised to permit Indiana to require out-of-state e-commerce retailers to collect and remit sales tax in Indiana in accordance with Indiana's sales tax statute. After the U.S. Supreme Court’s ruling in our South Dakota case listed above, we began collecting sales tax in Indiana. Indiana’s statute does not require us to pay sales tax retroactively. The Indiana court has not issued any subsequent rulings in the case.

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

In addition, in December 2017, SpeedRoute received a letter from FINRA stating that the Department of Enforcement at FINRA has received a referral from the staff of FINRA's Department of Market Regulation relating to rules applicable to supervision and required supervisory procedures for review of certain potential trading activity, such as pre-arranged trades or wash trades. In addition, SpeedRoute continues to have discussions with FINRA about several matters, including a matter related to potential violations of FINRA rules relating to Order Audit Trail System reporting and trading practice matters, and has received document requests from FINRA in connection with certain ongoing matters. SpeedRoute has received and responded to inquiries from FINRA and the SEC. In an unrelated matter, SpeedRoute and PRO Securities have been named in a FINRA investigatory matter in which FINRA has conducted on the record interviews of certain senior officers of SpeedRoute and PRO Securities, who are also senior officers of tZERO.

On March 29, 2018, a purported securities class action lawsuit was filed against us and two of our executives in the United States District Court in the Central District of Utah, alleging violations of the Securities Exchange Act of 1934 ("Exchange Act"). On April 6, 2018, a substantially similar lawsuit was filed in the same court also naming the Company, and two of our executives as defendants, bringing the same claims under the Exchange Act, and seeking substantially similar relief. On June 20, 2018, the Court consolidated the two cases and appointed a lead plaintiff in the case. On August 7, 2018, the plaintiffs voluntarily dismissed the lawsuit without prejudice.

We have recognized liabilities for contingencies deemed probable and estimable totaling $641,000 and $608,000 at June 30, 2018 and December 31, 2017, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

7. INDEMNIFICATIONS AND GUARANTEES

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include, but are not limited to, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, the environmental indemnity we entered into in favor of the lenders under our prior loan agreements, customary indemnification arrangements in underwriting agreements and similar agreements, and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. As such, we are unable to estimate with any reasonableness our potential exposure under these items. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.

8. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including stock options and restricted stock. Stock-based compensation expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Overstock restricted stock awards	$2,700	$1,045	$5,084	$1,985
Medici Ventures stock options	123	—	134	—
tZERO equity awards	150	—	4,190	—
Total stock-based compensation expense	$2,973	$1,045	$9,408	$1,985

Overstock restricted stock awards

The Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan provides for the grant of restricted stock units and other types of equity awards of the Company. The restricted stock awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year; subject to the recipient's continuing service to us.

The following table summarizes restricted stock award activity during the six months ended June 30, 2018 (in thousands):

	Six months ended June 30, 2018
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	540	$17.05
Granted at fair value	346	70.06
Vested	(222)	17.30
Forfeited	(12)	47.76
Outstanding—end of period	652	$44.53

Medici Ventures stock options

The Medici Ventures, Inc. 2017 Stock Option Plan provides for the grant of options to employees and directors of and consultants to Medici Ventures to acquire up to 10% of the authorized shares of Medici Ventures' common stock. During the six months ended June 30, 2018, Medici Ventures granted 19,700 stock options with a cumulative grant date fair value of $1.7 million which vest over a three year period. During the year ended December 31, 2017, Medici Ventures granted 74,750 stock options to certain Medici Ventures and Overstock employees with a cumulative grant date fair value of $91,000 which will be expensed on a straight-line basis over the vesting period of three years.

tZERO equity awards

The tZERO.com 2017 Equity Incentive Plan provides for grant of options to employees and directors of and consultants to tZERO to acquire up to 5% of the authorized shares of tZERO’s common stock. In January 2018, tZERO granted stock awards under the equity incentive plan for an aggregate of approximately 1.0% of tZERO’s common stock all of which vested on January 23, 2018. In January 2018, tZERO recognized $4.0 million in compensation expense associated with these awards, which was the entire estimated fair value at the grant date. Accordingly, there is no expense to be recognized in future periods related to these awards. As a result of these vested awards, our indirect ownership interest in tZERO was reduced from 81% to approximately 80%. During the six months ended June 30, 2018, tZERO granted awards to acquire 382 shares of its stock with a cumulative grant date fair value of $3.1 million which will be expensed on a straight-line basis over the vesting period of two to three years. No awards were issued during the year ended December 31, 2017.

9. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. We determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. Our Retail business consists of our Direct and Partner reportable segments. We use gross profit as the measure to determine our reportable segments because there is not discrete financial information available below gross profit for our Direct and Partner segments. As a result, our Medici business is not significant as compared to our Direct and Partner segments and is included in Other. Our Other segment consists of Medici Ventures and its subsidiaries, including tZERO. Although our Direct and Partner segments both relate to our Retail business, we do not combine these segments because they have dissimilar economic characteristics, such as gross profit margins. We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the three and six months ended June 30, 2018 and 2017.

The following table summarizes information about reportable segments for three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,
	Direct	Partner	Retail Total	Other	Total
2018
Revenue, net	$14,715	$462,968	$477,683	$5,450	$483,133
Cost of goods sold	14,672	372,580	387,252	4,138	391,390
Gross profit	$43	$90,388	$90,431	$1,312	$91,743
Operating expenses			149,437	8,842	158,279
Interest and other income (expense), net (1)			1,624	(1,031)	593
Pre-tax loss			(57,382)	(8,561)	(65,943)
Provision for (benefit from) income taxes			(40)	13	(27)
Net loss (2)			$(57,342)	$(8,574)	$(65,916)

2017
Revenue, net	$22,099	$405,856	$427,955	$4,069	$432,024
Cost of goods sold	21,147	323,892	345,039	2,814	347,853
Gross profit	$952	$81,964	$82,916	$1,255	$84,171
Operating expenses			89,325	4,577	93,902
Interest and other income, net (1)			13	—	13
Pre-tax loss			(6,396)	(3,322)	(9,718)
Benefit from income taxes			(176)	(1,799)	(1,975)
Net loss (2)			$(6,220)	$(1,523)	$(7,743)

	Six months ended June 30,
	Direct	Partner	Retail Total	Other	Total
2018
Revenue, net	$30,985	$886,694	$917,679	$10,785	$928,464
Cost of goods sold	29,444	705,388	734,832	8,020	742,852
Gross profit	$1,541	$181,306	$182,847	$2,765	$185,612
Operating expenses			274,969	31,573	306,542
Interest and other income (expense), net (1)			1,169	(915)	254
Pre-tax loss			(90,953)	(29,723)	(120,676)
Benefit from income taxes			(128)	(176)	(304)
Net loss (2)			$(90,825)	$(29,547)	$(120,372)

2017
Revenue, net	$44,927	$811,117	$856,044	$8,415	$864,459
Cost of goods sold	42,110	645,189	687,299	6,082	693,381
Gross profit	$2,817	$165,928	$168,745	$2,333	$171,078
Operating expenses			173,863	9,259	183,122
Interest and other income (expense), net (1)			115	(4,411)	(4,296)
Pre-tax loss			(5,003)	(11,337)	(16,340)
Provision for (benefit from) income taxes			713	(3,028)	(2,315)
Net loss (2)			$(5,716)	$(8,309)	$(14,025)
__________________________________________

(1)
 — Excludes intercompany transactions eliminated in consolidation, which consist primarily of service fees and interest. The net amounts of these intercompany transactions were $504,000 and $359,000 for the three months ended June 30, 2018 and 2017, respectively, and $2.5 million and $665,000 for the six months ended June 30, 2018 and 2017, respectively.

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

For the three and six months ended June 30, 2018 and 2017, substantially all of our sales revenues were attributable to customers in the United States. At June 30, 2018 and December 31, 2017, substantially all our fixed assets were located in the United States.

10. BROKER DEALERS

As part of our Medici blockchain and fintech technology initiatives, we hold a controlling interest in each of two broker dealers, SpeedRoute LLC ("SpeedRoute") and Pro Securities LLC ("Pro Securities"), which we acquired in January 2016.

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

SpeedRoute and Pro Securities are subject to the SEC's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At June 30, 2018, SpeedRoute had net capital of $192,365, which was $63,764 in excess of its required net capital of $128,601 and SpeedRoute's net capital ratio was 10.03 to 1. At June 30, 2018, Pro Securities had net capital of $80,753 which was $75,753 in excess of its required net capital of $5,000 and Pro Securities net capital ratio was 0.21 to 1. At December 31, 2017, SpeedRoute had net capital of $334,848, which was $233,485 in excess of its required net capital of $101,363 and SpeedRoute's net capital ratio was 4.5 to 1. At December 31, 2017, PRO Securities had net capital of $24,175, which was $19,175 in excess of its required net capital of $5,000 and PRO Securities net capital ratio was 1.3 to 1.

SpeedRoute and Pro Securities did not have any securities owned or securities sold, not yet purchased at June 30, 2018 and December 31, 2017, respectively.

11. RELATED PARTY TRANSACTIONS

PCL L.L.C. term loan repayment

On November 6, 2017, we entered into a loan agreement with PCL L.L.C., an entity directly or indirectly wholly-owned by the mother and brother of our Chief Executive Officer, Dr. Patrick Byrne. The agreement provides for a $40.0 million term loan (the "PCL Loan") which carries an annual interest rate of 8.0%. On May 8, 2018, our Board of Directors approved a prepayment of the PCL Loan and we repaid the entire outstanding balance under the loan plus accrued interest.

SiteHelix

On June 28, 2018, we entered into and concurrently closed a Stock Purchase Agreement with the stockholders of SiteHelix, Inc., a Delaware corporation ("SiteHelix") pursuant to which we purchased all of the common stock of SiteHelix for $500,000 plus 100,000 shares of Overstock common stock with a transaction date fair value of $2.9 million for an aggregate purchase price of $3.4 million. The transaction was accounted for as an asset purchase. Saum Noursalehi, who owned approximately 62% of the SiteHelix common stock, is a member of our Board of Directors and served as President, Retail, of Overstock until May 8, 2018, when he became Chief Executive Officer of tZERO.

12. SUBSEQUENT EVENTS

Bitsy Agreement

In July 2018, Medici Ventures entered into a stock purchase agreement with Bitsy, Inc. ("Bitsy") to acquire an additional 25% equity interest in Bitsy for $3.0 million and $1.5 million worth of Overstock.com common stock. Subsequent to the purchase, Medici Ventures holds a 33% interest in Bitsy. Bitsy is a U.S.-based startup company founded and 22% owned by Medici Ventures' chief operating officer and general counsel. Bitsy plans to build a regulatory-compliant bridge between the U.S. Dollar and cryptocurrencies and offer our customers the ability to purchase cryptocurrencies on or through the Bitsy app and our Website.

JonesTrading Sales Agreement

In early August 2018 we entered into a sales agreement with JonesTrading Institutional Services LLC ("JonesTrading"), under which we plan to conduct "at the market" public offerings of our common stock from time to time. Under the sales agreement, JonesTrading, acting as our agent, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell shares under the sales agreement, but expect to do so from time to time. We will pay JonesTrading up to a 2.0% sales commission on all sales. The sales agreement contemplates sales of up to $150 million of our common stock over a period of up to three years. We will report the number of shares of common stock actually sold, the net proceeds to us and the compensation we pay JonesTrading on a quarterly basis.

JonesTrading Standby Equity Agreement

In early August 2018 we also entered into a standby equity underwriting agreement with JonesTrading. Under the standby underwriting agreement, we have the right, but no obligation, to sell up to $50 million of our common stock to JonesTrading, as underwriter, for sale to the public in a firm commitment public offering. Any offering under this agreement would be done in one or more tranches of up to $5 million each, at our option. However, sales we make in any other registered offering, including any sales we make under the sales agreement with JonesTrading described above, would reduce (on a dollar-for-dollar basis) the amount we have the right to sell pursuant to the standby underwriting agreement. JonesTrading will have an option to purchase up to an additional 15% of the amount of any tranche we elect to sell under the standby underwriting agreement. The price of any shares we sell to JonesTrading pursuant to the standby underwriting agreement will be 97% the average of the daily volume weighted average price of our common stock during normal trading hours on Nasdaq for the two trading days after we give notice of a sale to JonesTrading. We paid a 1% commitment fee to JonesTrading for entering into the underwriting agreement.

GSR Agreements

In early August 2018 Overstock signed a Token Purchase Agreement and a term sheet with GSR Capital, a private equity firm organized under the laws of Hong Kong ("GSR"). Concurrently, tZERO signed a term sheet with GSR in lieu of the the previously-announced Letter of Intent regarding GSR's purchase of up to $160 million of security tokens from tZERO. The Letter of Intent was cancelled as a result of the new agreement.

The Token Purchase Agreement sets forth the terms on which GSR agreed to purchase, for $30 million, on May 6, 2019 or such other date as may be agreed by the parties, security tokens at a price of $6.67 per security token, that may be issued by tZERO to Overstock in satisfaction of $30 million of tZERO's indebtedness to Overstock. The agreement states that the obligations of GSR to complete the transaction described will be subject to conditions, some of which are unidentified. tZERO has not yet created the security tokens.

The term sheet signed by OSTK and GSR describes the general terms and conditions of a proposed investment by GSR in Overstock. The term sheet describes a purchase of up to 3,100,000 shares of Overstock at $33.72 per share, for an aggregate price of approximately $104.5 million, subject to the negotiation and execution of a definitive purchase and sale agreement and any other agreement that may be necessary to effect the transaction. The term sheet states that it constitutes a binding agreement to negotiate in good faith the terms of the transaction documents, which are to be substantially consistent with the terms set forth in the term sheet. However, the obligation to negotiate in good faith will terminate on the proposed closing date of December 15, 2018, if any of the closing conditions, one of which is the negotiation, execution and delivery of mutually acceptable transaction documents, have not been satisfied.

The term sheet signed by tZERO and GSR describes the general terms and conditions of a proposed investment in tZERO by GSR and other potential buyers. The term sheet describes a purchase of tZERO voting common stock for up to $270 million, based upon a $1.5 billion post-money valuation of tZERO. The proposed investment is subject to the negotiation and execution of a definitive purchase and sale agreement and any other agreement that may be necessary to effect the transaction. The term sheet states that it constitutes a binding agreement to negotiate in good faith the terms of the transaction documents, which are to be substantially consistent with the terms set forth in the term sheet. However, the obligation to negotiate in good faith will terminate on the proposed closing date of December 15, 2018, if any of the closing conditions, one of which is the negotiation, execution and delivery of mutually acceptable transaction documents, have not been satisfied. The term sheet also provides that if one or more of the other buyers does not consummate the transaction described, the obligations of the remaining buyers will remain unaltered, but that in no case will the individual ownership of GSR Capital Ltd. exceed 18% of the voting rights and earnings payout of tZERO.

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
Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly any revisions to any forward-looking statements made or incorporated by reference in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the risks set forth in the “Risk Factors” section of this report, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 and the risks described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Our forward-looking statements include all statements other than statements of historical fact including, without limitation, all statements regarding:

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

•
our expectation that if we sell our e-commerce business for cash and retain the after-tax proceeds of the sale, we would return a significant portion of the after-tax proceeds to our stockholders within 12 months after any such sale, by means of a stock repurchase program, dividend, one or more issuer tender offers or other means;

•
all statements of our expectations regarding the "Capital on Demand" Sales Agreement or the Standby Equity Underwriting Agreement we have entered into with JonesTrading Institutional Services LLC, including any statement about our ability to raise capital pursuant to either such agreement;

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

•
our expectations regarding the costs, benefits and risks of having less than wholly-owned subsidiaries, including our indirect approximately 80% owned subsidiary tZERO and our currently wholly-owned subsidiary Medici Ventures, which has issued stock options to employees and consequently may not be wholly-owned in the future;

•
all statements regarding the tZERO security token offering, including the possibility that the proceeds of the security token offering might be treated as income to us for federal income tax purposes, and might be treated as a liability rather than equity for accounting purposes;

•
our expectations regarding the costs, benefits and risks of our efforts and plans to advertise or offer financial product and services offerings on our website, including discount stock brokerage trading services, automated investment advisory services, accredited investor verification services, and other financial service offerings and other businesses, innovations and projects that we or our subsidiaries may engage in, offer or advertise in the future;

•
our expectations regarding Medici Ventures’ efforts to create a system to help areas of the world that lack reliable widely-recognized land-titling and record-keeping processes implement blockchain-based systems for doing so;

•	our plans to modify our branding and marketing strategy;

•	our beliefs regarding our ability to attract and retain customers in a cost-efficient manner;

•	the anticipated effectiveness of or potential improvements in our marketing;

•
our future operating and financial results, including any projections of revenue, profits or losses, contribution, technology expense, general and administrative expense, cash flow, capital expenditures or other financial measures or amounts or non-GAAP financial measures or amounts or anticipated changes in any of them;

•
our beliefs and expectations regarding the adequacy of our facilities, including leased and any third-party operated warehouse facilities, as well as the possibility that we may add distribution centers or other distribution facilities to our distribution system and our expectations regarding the results of any such additions;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the adequacy of our liquidity and our ability, if any, to increase our liquidity or capital resources through traditional capital raising or otherwise;

•	any possibility that tZERO may repay a portion of the amounts we have advanced to tZERO, or that we may accept tZERO Security Tokens to be issued by tZERO in satisfaction of a portion of such amounts;

•	tZERO’s plans, including without limitation its plans to develop its Token Trading System and all statements about tZERO's plans and expectations regarding tZERO's joint venture with Box Digital;

•	whether the Token Trading System will be able to comply with SEC rules and regulations;

•
our plans and expectations regarding the costs, benefits, and risks of attempting to develop technology applications including applications using or relating to blockchain technology and our plans to commercialize any of these potential applications;

•	the competition we currently face and anticipate;

•	the effects of current and future government regulation;

•	our expectations for our international sales efforts;

•	our efforts to provide multi-channel fulfillment services;

•	our plans for further changes to our business;

•	our expectations and beliefs regarding our ability to effectively change business strategies, including by increasing or decreasing our e-commerce branding and marketing expenditures;

•
our beliefs regarding current or future litigation or regulatory actions or fines, including our expectations regarding the investigation the Division of Enforcement of the Securities and Exchange Commission is conducting and its request that we voluntarily provide certain information and documents related to tZERO and the tZERO security token offering;

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

Our forward-looking statements are only predictions. Actual events or results may differ materially from those contemplated by our forward-looking statements for a variety of reasons, including among others:

•
any changes we may make to our business as a result of our current ongoing review of potential strategic alternatives, which could involve a sale of our e-commerce business, additional equity or debt financings, or other significant changes to our business;

•
the possibility that we may sell our e-commerce business for cash and retain some or all of the after-tax proceeds of the sale for use in our blockchain initiatives, which would result in our stockholders owning equity interests in a publicly-held corporation seeking to develop entirely new businesses and revenue streams, without the benefits of our current e-commerce business and the approximately $1.7 billion it generates in annual net revenues but with most if not all of the expenses of operating a publicly-held corporation;

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

•
the technical, operational, financial, regulatory, legal, reputational, marketing and other obstacles we face in trying to create a profitable business with significant revenues from our blockchain initiatives;

•
the possibility that we will be unable to raise the capital we anticipate raising pursuant to the "Capital on Demand" Sales Agreement or the Standby Equity Underwriting Agreement we have entered into with JonesTrading Institutional Services LLC;

•	the possibility that the recent Tax Cuts and Jobs Act will have adverse effects on us in addition to those we have already identified;

•	the possibility that the proceeds of the tZERO security token offering might be treated as income to us for federal income tax purposes;

•	the possibility that the tZERO security token offering could result in claims against tZERO and/or us;

•
the effects of changes we have recently made and expect to make in the near future to the amount of our sales and marketing expenditures, which could continue to have an adverse effect on our near-term financial results as they did in the first half of 2018;

•	the costs of, and difficulties we have encountered and may continue to encounter with, the implementation of our strategies for our e-commerce business;

•
the possibility that we may be unable to fund our plans for our planned sales and marketing activities, new distribution facilities, our technology platforms, our Club O rewards program, our private label strategy, and other initiatives;

•	the efficiency of our e-commerce marketing and its effect on our business strategy;

•	the cost and availability of online and traditional advertising, and the results of our various brand building and marketing campaigns;

•	difficulties we have encountered and continue to encounter with our natural search results;

•
increasing competition, including competition from well-established competitors including Amazon.com, competition from competitors based in China or in other relatively low-cost jurisdictions, competition from well-funded companies, including Wayfair, and from others including Amazon and other competitors with business models that include delivery capabilities that we cannot currently match and do not expect to be able to match in the foreseeable future;

•
difficulties we may encounter in connection with our efforts to offer services to our customers outside of our e-commerce business, including the credit, insurance, discount brokerage trading services, automated investment advisory services, and accredited investor verification services we advertise or offer;

•
difficulties, including expense and any operational or regulatory issues we may encounter in connection with tZERO or its subsidiaries, including its two registered broker-dealers, SpeedRoute and PRO Securities;

•
technical, operational, regulatory or other difficulties we may encounter with our Medici or tZERO blockchain or financial technology initiatives, including difficulties we or tZERO may have marketing any products or services tZERO may offer, whether due to lack of market size or acceptance or as a result of competition from any of the numerous competitors seeking to develop competing technologies or systems or as a result of patents that may be granted to other companies or persons; and losses we may continue to incur in connection with our Medici and tZERO blockchain and financial technology initiatives;

•	the possibility that blockchain technology may be adopted more slowly than we anticipate;

•
the fact that tZERO necessarily allocates its limited resources among the projects it is pursuing, and at present has re-allocated developers from working on its DLR Software to working on other projects;

•
the difficulties tZERO will face in attempting to market its DLR Software, and the possibility that we and/or tZERO have overestimated the demand for, and/or the size of the intended market for the DLR Software or may face regulatory issues related to the DLR Software;

•
the substantial technical, operational, financial, regulatory, legal, marketing and other obstacles to tZERO’s plans to create and launch a U.S. national exchange with regulatory approval to trade security tokens, including any difficulties tZERO may have with its joint venture with Box Digital;

•	the difficulties tZERO will face in attempting to generate revenues from blockchain-based applications of any nature;

•	Medici Ventures’ current business model of providing the services of its developers at Medici Ventures’ cost to companies in which Medici Ventures owns an interest;

•
any difficulties we may have with the interests in other companies that we or Medici Ventures or tZERO may own or acquire in the future, including any impairment we may recognize with respect to any of them;

•
the substantial obstacles Medici Ventures faces in connection with its efforts to create a system to help areas of the world that lack reliable widely-recognized land-titling and record-keeping processes implement blockchain-based systems for doing so, including the substantial difficulties it may encounter with persons who benefit from existing locally-recognized systems currently in use in many places;

•	any liability or expense we may incur as a result of our interests in other companies, whether as a result of regulatory issues or otherwise;

•
the current downturn in portions of the U.S. housing market, which at least one article published in late July 2018 by a nationally-recognized online news service said “appears to be headed for the broadest slowdown in years,” and any broader or deeper downturn in the U.S. housing market or other changes in U.S. and global economic conditions or U.S. consumer spending;

•
the effects of recent tariffs or the imposition of additional tariffs or occurrence of other events or circumstances that increase the price of importing into the U.S. the types of merchandise we sell in our e-commerce business or make it more difficult to import or obtain such merchandise;

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

•
the recent substantial decrease in our liquidity, and any additional substantial decrease in our liquidity, whether as a result of our business operations or as a result of the expenses or results of governmental inquiries or investigations or litigation or other claims against us, and the possibility that we will be unable to obtain financing or any other source of liquidity adequate to enable us to continue our operations;

•
problems with or affecting the facility where substantially all of our computer and communications hardware is located or other problems that result in the unavailability of our Website or reduced performance of our transaction systems;

•	any liabilities that may be asserted against us for not having collected sales tax in jurisdictions in which we did not do so;

•
any losses or issues we may encounter as a consequence of accepting or holding bitcoin or other cryptocurrencies, whether as a result of regulatory, tax or other legal issues, technological issues, value fluctuations, lack of widespread adoption of bitcoin or other cryptocurrencies as an acceptable medium of exchange or otherwise;

•	difficulties we may have in responding to technological changes;

•	losses we may incur due to fraud or our inability to prevent or limit fraud;

•	claims or other problems we may encounter as a result of the listing or sale on our Website of pirated, counterfeit or illegal items;

•	any environmental liabilities we may incur relating to the real estate owned by one of our wholly-owned subsidiaries and on which our corporate headquarters is located;

•	any failure of any of our product or service offerings outside of our main shopping Website offerings to provide the benefits we expect from them;

•	any difficulties we may encounter as a result of our reliance on numerous third parties that we do not control for the performance of critical functions material to our business;

•	any difficulties we may encounter in connection with the rapid shift of e-commerce and online payments to mobile and multi-channel commerce and payments;

•	our inability to increase market share or revenue in accordance with our plans;

•	additional difficulties we may have with our efforts to increase our revenues at an acceptable cost in accordance with our plans and to return to profitability;

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

•
adverse results in legal proceedings, investigations or other claims, and costs we may incur in connection with any of them, including the costs of responding to the investigation the Division of Enforcement of the Securities and Exchange Commission is conducting;

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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above or elsewhere in this report and the risks described in our Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 15, 2018 and those described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 8, 2018, especially under the headings “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement in this report. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.

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

In late 2014, we began working on initiatives to develop and advance blockchain technology, which we refer to collectively as Medici. As part of our Medici initiatives, we have formed a wholly-owned subsidiary Medici Ventures, Inc. ("Medici Ventures") and acquired a majority interest in a financial technology company and two related registered broker dealers which are owned by our majority-owned subsidiary tØ.com, Inc. ("tZERO"). In 2015, we were the first public company to issue a private security using blockchain technology and in December 2016, as a demonstration of our technology, we issued publicly traded blockchain preferred shares of Overstock.com, Inc. Medici Ventures also holds minority interests in several blockchain technology companies. Medici Ventures has assembled a core blockchain development group of software engineers, developers, and other technologists that provide services to the blockchain community on a contract basis as requested, including the companies in which we hold a minority interest. In 2018, tZERO acquired majority-ownership interests in a registered investment adviser entity and an accredited investor verification entity and further purchased minority interests in multiple financial services companies, including an equity interest in a joint venture with BOX Digital Markets LLC to pursue the development of the first U.S. security token exchange.

Our company, based near Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999 and were re-incorporated in Delaware in 2002. As used herein, "Overstock," "the Company", "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

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

We have organized our retail business (sales of product offered through the Shopping Section of our Website) into two principal segments-a "direct" business and a "partner" business. Our retail direct business includes sales made to individual consumers and businesses from our owned inventory and that are fulfilled primarily from our warehouses in Salt Lake City, Utah and Carlisle, Pennsylvania.

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

Medici business

Our Medici business initiatives seek to leverage the security, transparency and immutability of cryptographically protected, distributed ledgers, such as blockchains, and are focused on solving important problems, including financial transaction issues, particularly in the areas of securities settlement, commercial blockchain applications, capital markets applications, digital currency, money and banking applications, compliance, personal identity, voting, and property and land applications. Our wholly-owned subsidiary, Medici Ventures, conducts its primary business through its majority-owned subsidiary tZERO, which includes a financial technology company, two related registered broker dealers, a registered investment advisor, and an accredited investor verification company. tZERO also holds minority interests in multiple financial services companies, including an equity interest in a joint venture with BOX Digital Markets LLC to pursue the development of the first U.S. security token exchange.

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

Revenue in Q2 2018 increased 12% compared to Q2 2017. The growth in revenue was primarily driven by increased marketing expenses as we more aggressively pursued revenue growth and new customers. Our increased marketing expenses resulted in a 9% increase in orders in Q2 2018, and we saw a 7% increase in average order size (excluding promotional activities) primarily due to a continued sales mix shift into home and garden products. These increases were partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and an increase in marketplace sales (for which we record only our commission as revenue).

In Q2 2018, we increased our marketing expenditures by $51.1 million over Q2 2017 and our revenues increased by the same amount, $51.1 million, over those respective periods. The results of our marketing efforts were hampered by the continuing challenges we face in our natural search marketing, which have significantly limited our efforts to grow revenue efficiently. We believed that we would begin to see improvements in our natural search marketing in early 2018; however, our customer traffic from natural search marketing decreased 11% in Q2 2018 compared to Q1 2018. To offset this trend, we optimized our marketing channels outside of natural search while continuing our efforts to improve natural search. Although our additional marketing expenditures during Q2 2018 provided better growth than in Q1 2018, we are unable to continue marketing expenditures at these substantially elevated levels without significantly better results and/or significant additional financing. Consequently, after considering our alternatives, we began to reduce our marketing expenditures during July 2018 and expect to continue to reduce our marketing expenditures throughout the remainder of 2018.

Liquidity

In Q2 2018, our consolidated cash and cash equivalents balance declined $107.4 million, from $259.6 million to $152.2 million, primarily as the result of cash outflows from operating activities of $60.4 million for the quarter and our repayment in full of our $40 million loan from PCL, L.L.C. in early April 2018. During Q2 2018, we received an additional $16.4 million in proceeds from the tZERO security token offering, net of offering costs, which includes proceeds from the sale of cryptocurrency received during Q1 2018. We also incurred $13.7 million in cash outflows related to acquisitions of equity interests in other entities and the $8.7 million expenditures for fixed assets.

As of June 30, 2018, our cumulative proceeds, net of withdrawals, from the tZERO security token offering totaling $95.9 million and we incurred $16.5 million of offering costs related to the security token offering. The security token offering closed on August 6, 2018, and we received an additional $7.5 million of proceeds, before deducting additional offering costs, prior to the close.

In early August 2018 we entered into a sales agreement with JonesTrading Institutional Services LLC ("JonesTrading"), under which we plan to conduct "at the market" public offerings of our common stock from time to time. Under the sales agreement, JonesTrading, acting as our agent, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell shares under the sales agreement, but expect to do so from time to time. We will pay JonesTrading up to a 2.0% sales commission on all sales. The sales agreement contemplates sales of up to $150 million of our common stock over a period of up to three years.

In early August 2018 we also entered into a standby equity underwriting agreement with JonesTrading. Under the standby underwriting agreement, we have the right, but no obligation, to sell up to $50 million of our common stock to JonesTrading, as underwriter, for sale to the public in a firm commitment public offering. Any offering under this agreement would be done in one or more tranches of up to $5 million each, at our option. However, sales we make in any other registered offering, including any sales we make under the sales agreement with JonesTrading described above, would reduce (on a dollar-for-dollar basis) the amount we have the right to sell pursuant to the standby underwriting agreement. JonesTrading will have an option to purchase up to an additional 15% of the amount of any tranche we elect to sell under the standby underwriting agreement. The price of any shares we sell to JonesTrading pursuant to the standby underwriting agreement will be 97% the average of the daily volume weighted average price of our common stock during normal trading hours on Nasdaq for the two trading days after we give notice of a sale to JonesTrading. We paid a 1% commitment fee to JonesTrading for entering into the underwriting agreement.

We continue to seek opportunities for growth in our retail business, through our Medici blockchain and financial technology initiatives, and through other means. As a result of these initiatives, we will continue to incur additional expenses and may purchase interests in, or make acquisitions of, other technologies or businesses. We anticipate that our initiatives may cause us to incur losses in the foreseeable future. These losses, additional expenses, acquisitions or purchases may be material, and, coupled with existing marketing expense trends, our plans to increase our marketing and branding expenditures, and strategic changes in our retail business, may lead to increased consolidated losses in some periods, and to reduced liquidity. Additionally, we may recognize additional impairment charges from our ownership interest in other entities.

The balance of our Management's Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	3.0%	5.1%	3.3%	5.2%
Partner and other	97.0	94.9	96.7	94.8
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	3.0	4.9	3.2	4.9
Partner and other	78.0	75.6	76.8	75.3
Total cost of goods sold	81.0	80.5	80.0	80.2
Gross profit	19.0	19.5	20.0	19.8
Operating expenses:
Sales and marketing	19.5	10.0	18.5	9.4
Technology	6.7	6.5	6.9	6.6
General and administrative	6.5	5.2	7.7	5.2
Total operating expenses	32.8	21.7	33.0	21.2
Operating loss	(13.8)	(2.3)	(13.0)	(1.4)
Other income (expense), net	0.1	—	—	(0.5)
Loss before income taxes	(13.6)	(2.2)	(13.0)	(1.9)
Benefit from income taxes	—	(0.5)	—	(0.3)
Consolidated net loss	(13.6)%	(1.8)%	(13.0)%	(1.6)%

Comparisons of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017, and Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

Revenue

The following table reflects our net revenues for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue, net
Direct	$14,715	$22,099	$(7,384)	(33.4)%	$30,985	$44,927	$(13,942)	(31.0)%
Partner and other	468,418	409,925	58,493	14.3	897,479	819,532	77,947	9.5
Total revenue, net	$483,133	$432,024	$51,109	11.8%	$928,464	$864,459	$64,005	7.4%

The increased total net revenue for the three months ended June 30, 2018, as compared to the same period in 2017, was primarily driven by increased marketing expenses as we more aggressively pursued revenue growth and new customers. Our increased marketing expenses resulted in a 9% increase in orders, and we saw a 7% increase in average order size (excluding promotional activities) primarily due to a continued sales mix shift into home and garden products. The increased total net revenue for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily driven by increased marketing expenses as we more aggressively pursued revenue growth and new customers. Our increased marketing expenses resulted in an 8% increase in orders in 2018, and we saw a 5% increase in average order size primarily due to a continued sales mix shift into home and garden products. These increases were partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and an increase in marketplace sales (for which we record only our commission as revenue).

For the three months ended June 30, 2018, we increased our marketing expenditures by $51.1 million as compared to the same period in 2017 and our revenues increased by the same amount, $51.1 million, over those respective periods. For the six months ended June 30, 2018, we increased our marketing expenditures by $90.7 million as compared to the same period in 2017 and our revenues increased by $64.0 million over those respective periods. The results of our marketing efforts were hampered by the continuing challenges we face in our natural search marketing, which have significantly limited our efforts to grow revenue efficiently. We believed that we would begin to see improvements in our natural search marketing in early 2018; however, our customer traffic from natural search marketing decreased 11% in Q2 2018 compared to Q1 2018. To offset this trend, we optimized our marketing channels outside of natural search while continuing our efforts to improve natural search. Although our additional marketing expenditures during the second quarter of 2018 provided better growth than in first quarter of 2018, we are unable to continue marketing expenditures at these substantially elevated levels without significantly better results and/or significant additional financing. Consequently, after considering our alternatives, we began to reduce our marketing expenditures during July 2018 and expect to continue to reduce our marketing expenditures throughout the remainder of 2018.

The decreased direct revenue for the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to a decrease in direct sales of home and garden products.

The decreased direct revenue for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to a decrease in direct sales of home and garden and clothing products.

The increase in partner revenue for the three months ended June 30, 2018, as compared to the same period in 2017, was primarily driven by increased marketing expenses and an increase in partner sales of home and garden products. This increase was partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions and an increase in marketplace sales (for which we record only our commission as revenue).

The increase in partner revenue for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily driven by increased marketing expenses and an increase in partner sales of home and garden products. This increase was partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions and an increase in marketplace sales (for which we record only our commission as revenue).

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

International net revenues were less than 3% of total net revenues for the three and six months ended June 30, 2018 and 2017.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(18,689)	$(2,017)
1	$(7,553)	$(818)
As reported	As reported	As reported
-1	$6,193	$676
-2	$11,749	$1,278

Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our direct business and partner business; changes in supplier cost and / or sales price; competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue, net
Direct	$14,715	$22,099	$(7,384)	(33.4)%	$30,985	$44,927	$(13,942)	(31.0)%
Partner and other	468,418	409,925	58,493	14.3	897,479	819,532	77,947	9.5
Total net revenue	$483,133	$432,024	$51,109	11.8%	$928,464	$864,459	$64,005	7.4%
Cost of goods sold
Direct	$14,672	$21,147	$(6,475)	(30.6)%	$29,444	$42,110	$(12,666)	(30.1)%
Partner and other	376,718	326,706	50,012	15.3	713,408	651,271	62,137	9.5
Total cost of goods sold	$391,390	$347,853	$43,537	12.5%	$742,852	$693,381	$49,471	7.1%
Gross Profit
Direct	$43	$952	$(909)	(95.5)%	$1,541	$2,817	$(1,276)	(45.3)%
Partner and other	91,700	83,219	8,481	10.2	184,071	168,261	15,810	9.4
Total gross profit	$91,743	$84,171	$7,572	9.0%	$185,612	$171,078	$14,534	8.5%

Gross margins for the past six quarterly periods and fiscal year ending 2017 were:

	Q1 2017	Q2 2017	Q3 2017	Q4 2017	FY 2017	Q1 2018	Q2 2018
Direct	8.2%	4.3%	0.3%	(2.3)%	3.0%	9.2%	0.3%
Partner and other	20.8%	20.3%	20.7%	19.7%	20.3%	21.5%	19.6%
Combined	20.1%	19.5%	19.7%	18.8%	19.5%	21.1%	19.0%

Gross profit for the three months ended June 30, 2018 increased 9% compared to the same period in 2017 primarily as a result of increased revenue. Gross margin decreased to 19.0% for the three months ended June 30, 2018 compared to 19.5% for the same period in 2017. The decrease in gross margin was primarily due to increased promotional activities, partially offset by a continued shift in sales mix into higher margin home and garden products and an increase in marketplace sales (for which we record only our commission as revenue).

Gross profit for the six months ended June 30, 2018 increased 8% compared to the same period in 2017 as a result of increased revenue and increased gross margin. Gross margin increased to 20.0% for the six months ended June 30, 2018 compared to 19.8% for the same period in 2017. This increase in gross margin was primarily due to a continued shift in sales mix into higher margin home and garden products and an increase in marketplace sales (for which we record only our commission as revenue), partially offset by increased promotional activities.

The 409 basis point decrease in direct gross margin for the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to increased promotional activities.

The 130 basis point decrease in direct gross margin for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to increased promotional activities, partially offset by a shift in sales mix into higher margin home and garden products.

The 72 basis point decrease in partner gross margin for the three months ended June 30, 2018, as compared to the same period in 2017 was primarily due increased promotional activities, partially offset by a continued shift in sales mix into higher margin home and garden products and an increase in marketplace sales (which we recognize on a net basis).

Partner gross margin was 20.5% for the six months ended June 30, 2018, unchanged compared to the same period in 2017, primarily due to by increased promotional activities, offset by a continued shift in sales mix into higher margin home and garden products.

Cost of goods sold includes stock-based compensation expense of $41,000 and $39,000 for the three months ended June 30, 2018 and 2017, respectively, and $111,000 and $88,000 for the six months ended June 30, 2018 and 2017, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
Total revenue, net	$483,133	100%	$432,024	100%	$928,464	100%	$864,459	100%
Cost of goods sold
Product costs and other cost of goods sold	371,841	77%	329,346	76%	705,361	76%	656,150	76%
Fulfillment and related costs	19,549	4%	18,507	4%	37,491	4%	37,231	4%
Total cost of goods sold	391,390	81%	347,853	81%	742,852	80%	693,381	80%
Gross profit	$91,743	19%	$84,171	19%	$185,612	20%	$171,078	20%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs decreased slightly during the three and six months ended June 30, 2018 as compared to the same periods in 2017.

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

The following table reflects our sales and marketing expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Sales and marketing expenses	$94,416	$43,297	$51,119	118.1%	$171,630	$80,915	$90,715	112.1%
Sales and marketing expenses as a percent of net revenues	19.5%	10.0%			18.5%	9.4%

The 952 basis point increase in sales and marketing expenses as a percentage of revenue for the three months ended June 30, 2018, as compared to the same period in 2017 was primarily due to our effort to aggressively pursue increased revenue and new customers through significantly increased spending in the sponsored search, television, and display ads on social media marketing channels, as well as increased staff-related costs.

The 912 basis point increase in sales and marketing expenses as a percentage of revenue for the six months ended June 30, 2018, as compared to the same period in 2017 was primarily due to our effort to aggressively pursue increased revenue and new customers through significantly increased spending in the sponsored search, television, and display ads on social media marketing channels. We also had a $6.3 million increase in staff-related costs, including $2.9 million at tZERO for employee severance and a special restricted stock grant which fully vested during Q1 2018.

Sales and marketing expenses include stock-based compensation expense of $315,000 and $113,000 for the three months ended June 30, 2018 and 2017, respectively, and $1.2 million and $209,000 for the six months ended June 30, 2018 and 2017, respectively. The increase during the six months ended June 30, 2018 was primarily due to $600,000 of expense related to the tZERO equity awards granted, vested, and fully expensed in January 2018. We began to reduce our marketing expenditures during July 2018 and expect to continue to reduce our marketing expenditures throughout the remainder of 2018.

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

The following table reflects our technology expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Technology expenses	$32,423	$28,244	$4,179	14.8%	$63,717	$57,236	$6,481	11.3%
Technology expenses as a percent of net revenues	6.7%	6.5%			6.9%	6.6%

The $4.2 million increase in technology costs for the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in staff-related costs of $3.8 million and an increase in technology licenses and maintenance of $1.5 million, partially offset by a decrease in depreciation and amortization of $891,000.

The $6.5 million increase in technology costs for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in staff-related costs of $6.3 million, and an increase in technology licenses and maintenance costs of $3.3 million, partially offset by a decrease in depreciation and amortization expense of $2.2 million.

Technology expenses include stock-based compensation expense of $621,000 and $150,000 for the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $310,000 for the six months ended June 30, 2018 and 2017, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative expenses	$31,440	$22,361	$9,079	40.6%	$71,195	$44,971	$26,224	58.3%
General and administrative expenses as a percent of net revenues	6.5%	5.2%			7.7%	5.2%

The $9.1 million increase in general and administrative expenses for the three months ended June 30, 2018, as compared to the same period in 2017, was due to a $5.0 million increase in legal fees primarily in tZERO related to the SEC investigation, a $4.8 million increase in consulting and outside services, a $3.5 million increase in staff-related costs, and a $1.2 million increase in travel expenses. These increases were partially offset by a $6.8 million realized gain on the sale of cryptocurrencies on which we recognized a large impairment loss in Q1 2018.

The $26.2 million increase in general and administrative expenses for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to a $10.2 million increase in staff-related costs, a $6.1 million increase in consulting and outside services, a $6.0 million increase in legal fees primarily in tZERO related to the SEC investigation, and a $1.6 million increase in travel expenses.

General and administrative expenses include stock-based compensation expense of approximately $2.0 million and $743,000 for the three months ended June 30, 2018 and 2017, respectively, and $7.0 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively. The increase was primarily due to $3.4 million of expense related to the tZERO equity awards granted, vested, and fully expensed in January 2018.

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of goods sold - direct	$83	$75	$167	$158
Technology	5,296	6,177	10,772	12,862
General and administrative	1,023	959	2,044	1,889
Total depreciation, including internal-use software and website development	$6,402	$7,211	$12,983	$14,909

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2017	2016
Technology	$895	$905	$1,650	$1,810
Sales and marketing	204	20	323	40
General and administrative	34	21	78	41
Total amortization of intangible assets other than goodwill	$1,133	$946	$2,051	$1,891

Other income (expense), net

Other income, net for the three months ended June 30, 2018 was $368,000 as compared to $593,000 in 2017. The decrease is primarily due to a $1.0 million equity method loss, a $560,000 decrease in Club O and gift card breakage which we began recognizing as a component of revenue in 2018 following the adoption of ASC 606, and $283,000 in debt retirement costs related to our building loan repayment. These decreases to other income, net were largely offset by $1.8 million in unrealized gains on investments in equity securities.

Other income (expense), net for the six months ended June 30, 2018 was $359,000 as compared to ($3.1 million) in 2017. The decrease is primarily due to a $4.5 million decrease in asset impairment charges and $1.8 million in unrealized gains on investments in equity securities, partially offset by a $1.4 million equity method loss and a $1.2 million decrease in Club O and gift card breakage which we began recognizing as a component of revenue in 2018 following the adoption of ASC 606.

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

Our benefit from income taxes for the six months ended June 30, 2018 and 2017 was $304,000 and $2,315,000. The effective tax rate for the six months ended June 30, 2018 and 2017 was 0.3% and 14.2%, respectively. The decrease in the effective tax rate is primarily attributable to the valuation allowance we are maintaining on our net deferred tax assets and a decrease in pre-tax income during the six months ended June 30, 2018 as compared to the same period in 2017.

We have indefinitely reinvested foreign earnings of $1.7 million at June 30, 2018. The TCJA included a mandatory deemed repatriation of cumulative foreign earnings for the year ended December 31, 2017, for which we accrued provisional tax expense. However, we would still need to accrue and pay various other taxes on this amount if repatriated. We are currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, but we have yet to determine whether we plan to change our prior assertion and repatriate earnings. Accordingly, we have not recorded any deferred taxes attributable to our investments in our foreign subsidiaries. We will record the tax effects of any change in our prior assertion in the period that we complete our analysis and are able to make a reasonable estimate, in the period that we are first able to make a reasonable estimate, no later than December 2018.

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

Each quarter we assess the recoverability of our deferred tax assets under ASC 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended June 30, 2018 as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

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

The following table reflects our total net revenues for each of the quarters in 2018, 2017 and 2016 (in thousands):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2018	$445,331	$483,134	$	N/A	$	N/A
2017	432,435	432,024		424,007		456,290
2016	413,677	418,540		441,564		526,182

Liquidity and Capital Resources
Overview

Although we believe that our cash and cash equivalents currently on hand, expected cash flows from future operations, and proceeds available under the standby equity underwriting agreement with JonesTrading will be sufficient to continue operations for at least the next twelve months, we also believe that we may need to raise additional capital and/or obtain significant additional debt financing to be able to fully pursue some or all of our plans discussed below, including plans for our retail business while also funding our Medici initiatives, beyond the next twelve months.

During the first half of 2018, we have increased our branding and marketing expenditures in an effort to increase our market share in the e-commerce home goods market and educate consumers about our current position as an online retailer offering a wide assortment of quality home goods and other products at low prices and with a high level of customer service.

We continue to develop and implement marketing and branding initiatives in an effort to adjust to the competitive marketing landscape. The results of our marketing efforts have been hampered by the continuing challenges we face in our natural search marketing, which have significantly limited our efforts to grow revenue efficiently. We are unable to continue marketing expenditures at these substantially elevated levels without significantly better results and/or significant additional financing. Consequently, after considering our alternatives, we began to reduce our marketing expenditures during July 2018 and expect to continue to reduce our marketing expenditures throughout the remainder of 2018.

We continue to seek opportunities for growth in our retail business, through our Medici blockchain and financial technology initiatives, and through other means. We also want to invest in additional distribution facilities to speed shipping and improve our customer service; in additional automation, technology and engineering resources because we believe they can improve our customers' shopping experience and increase our sales; in our Club O rewards program, primarily to increase member benefits and to develop additional personalization programs; and in expansion of our private label initiative because we believe that private label brands can generate significant brand equity and customer loyalty.

Our Medici initiatives also require substantial funding. Medici Ventures and its majority-owned subsidiary, tZERO, continue to identify, evaluate and pursue various opportunities for strategic acquisitions or purchases of interests to expand the services and expertise they offer their customers. As a result of these initiatives, we will continue to incur additional expenses and expect to purchase interests in, or make acquisitions of, other technologies and businesses.

We anticipate that our initiatives will cause us to incur losses in the foreseeable future. These losses, additional expenses, acquisitions or purchases may be material, and, coupled with existing marketing expense trends, and strategic changes in our retail business, may lead to increased consolidated losses in some periods, and to reduced liquidity.

Current sources of liquidity

We believe that our cash and cash equivalents currently on hand, expected cash flows from future operations, and proceeds available under the standby equity underwriting agreement with JonesTrading will be sufficient to continue operations for at least the next twelve months. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to achieve our business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

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

In December 2017, tZERO launched an offering (the "security token offering") of the right to acquire, if issued by tZERO in the future, tZERO Preferred Equity Tokens (the "tZERO Security Token") through a Simple Agreement for Future Equity ("SAFE"). The security token offering is expected to run through August 6, 2018 but may be extended or shortened and is subject to withdrawal rights under certain circumstances. As of June 30, 2018, tZERO has received $95.9 million in cumulative proceeds, net of withdrawals, and incurred $16.5 million of offering costs. The security token offering closed on August 6, 2018 and we received an additional $7.5 million of proceeds, before deducting additional offering costs, prior to the close.
At June 30, 2018, our principal sources of liquidity are cash flows generated from operations, our existing cash and cash equivalents, and proceeds from the warrants and tZERO's security token offering. At June 30, 2018, we had cash and cash equivalents of $152.2 million. The intramonthly balance of our cash and cash equivalents on hand fluctuates significantly, generally reaching the highest balance at the end of month and the lowest balances after the first and fifteenth of the month when we make our regular partner and supplier payments.

In early August 2018 we entered into a sales agreement with JonesTrading Institutional Services LLC ("JonesTrading"), under which we plan to conduct "at the market" public offerings of our common stock from time to time. Under the sales agreement, JonesTrading, acting as our agent, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell shares under the sales agreement, but expect to do so from time to time. We will pay JonesTrading up to a 2.0% sales commission on all sales. The sales agreement contemplates sales of up to $150 million of our common stock over a period of up to three years. We will report the number of shares of common stock actually sold, the net proceeds to us and the compensation we pay JonesTrading on a quarterly basis.

In early August 2018 we also entered into a standby equity underwriting agreement with JonesTrading. Under the standby underwriting agreement, we have the right, but no obligation, to sell up to $50 million of our common stock to JonesTrading, as underwriter, for sale to the public in a firm commitment public offering. Any offering under this agreement would be done in one or more tranches of up to $5 million each, at our option. However, sales we make in any other registered offering, including any sales we make under the sales agreement with JonesTrading described above, would reduce (on a dollar-for-dollar basis) the amount we have the right to sell pursuant to the standby underwriting agreement. JonesTrading will have an option to purchase up to an additional 15% of the amount of any tranche we elect to sell under the standby underwriting agreement. The price of any shares we sell to JonesTrading pursuant to the standby underwriting agreement will be 97% the average of the daily volume weighted average price of our common stock during normal trading hours on Nasdaq for the two trading days after we give notice of a sale to JonesTrading. We paid a 1% commitment fee to JonesTrading for entering into the underwriting agreement.

Contemplated Financing Transactions

In early August 2018 Overstock signed a Token Purchase Agreement and a term sheet with GSR Capital, a private equity firm organized under the laws of Hong Kong ("GSR"). Concurrently, tZERO signed a term sheet with GSR in lieu of the previously-announced Letter of Intent regarding GSR's purchase of up to $160 million of security tokens from tZERO. The Letter of Intent was cancelled as a result of the new agreement.

The Token Purchase Agreement sets forth the terms on which GSR agreed to purchase, for $30 million, on May 6, 2019 or such other date as may be agreed by the parties, security tokens at a price of $6.67 per security token, that may be issued by tZERO to Overstock in satisfaction of $30 million of tZERO's indebtedness to Overstock. The agreement states that the obligations of GSR to complete the transaction described will be subject to conditions, some of which are unidentified. As described elsewhere in this Form 10-Q and in our other filings, tZERO has not yet created the security tokens.

The term sheet signed by OSTK and GSR describes the general terms and conditions of a proposed investment by GSR in Overstock. The term sheet describes a purchase of up to 3,100,000 shares of Overstock at $33.72 per share, for an aggregate price of approximately $104.5 million, subject to the negotiation and execution of a definitive purchase and sale agreement and any other agreement that may be necessary to effect the transaction. The term sheet states that it constitutes a binding agreement to negotiate in good faith the terms of the transaction documents, which are to be substantially consistent with the terms set forth in the term sheet. However, the obligation to negotiate in good faith will terminate on the proposed closing date of December 15, 2018, if any of the closing conditions, one of which is the negotiation, execution and delivery of mutually acceptable transaction documents, have not been satisfied.

The term sheet signed by tZERO and GSR describes the general terms and conditions of a proposed investment in tZERO by GSR and other potential buyers. The term sheet describes a purchase of tZERO voting common stock for up to $270 million, based upon a $1.5 billion post-money valuation of tZERO. The proposed investment is subject to the negotiation and execution of a definitive purchase and sale agreement and any other agreement that may be necessary to effect the transaction. The term sheet states that it constitutes a binding agreement to negotiate in good faith the terms of the transaction documents, which are to be substantially consistent with the terms set forth in the term sheet. However, the obligation to negotiate in good faith will terminate on the proposed closing date of December 15, 2018, if any of the closing conditions, one of which is the negotiation, execution and delivery of mutually acceptable transaction documents, have not been satisfied. The term sheet also provides that if one or more of the other buyers does not consummate the transaction described, the obligations of the remaining buyers will remain unaltered, but that in no case will the individual ownership of GSR Capital Ltd. exceed 18% of the voting rights and earnings payout of tZERO.

Cash flow information is as follows (in thousands):

	Six months ended June 30,		Twelve months ended June 30,
	2018	2017	2018	2017
Cash provided by (used in):
Operating activities	$(70,579)	$(46,257)	$(59,543)	$20,262
Investing activities	(64,650)	(20,003)	(62,607)	(50,802)
Financing activities	84,255	(12,773)	170,351	12,012

Cash flows from operating activities

Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for employee compensation (less amounts capitalized related to internal-use software that are reflected as cash used in investing activities), and changes in working capital and other related activities. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, expansion efforts, the timing of cash receipts and payments, and vendor payment terms. Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our typically seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents, accounts payable and accrued liability balances normally reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities).

The $70.6 million of net cash used in operating activities during the six months ended June 30, 2018 was primarily due to consolidated net loss of $120.4 million, partially offset by cash provided by operating assets and liabilities of $24.8 million, and certain non-cash items including depreciation and amortization expense of $15.0 million, stock-based compensation of $9.4 million, and impairment losses, net of realized gains, recognized on cryptocurrency holdings of $1.1 million.

The $46.3 million of net cash used in operating activities during the six months ended June 30, 2017 was primarily due to consolidated net loss of $14.0 million, cash used in operating assets and liabilities of $52.8 million, and other non-cash items of $2.7 million, partially offset by certain non-cash items including depreciation and amortization expense of $16.8 million, stock-based compensation of $2.0 million, and impairments recognized on cost method investments of $4.5 million.

Notwithstanding our current negative cash flows from operating activities, we believe that our cash and cash equivalents currently on hand, expected cash flows from future operations, and proceeds available under the standby equity underwriting agreement with JonesTrading will be sufficient to continue operations for at least the next twelve months. We also believe that we may need to raise additional capital and/or obtain significant additional debt financing to be able to fully pursue some or all of our plans, including plans for our retail business while also funding our Medici initiatives, beyond the next twelve months.

Cash flows from investing activities

For the six months ended June 30, 2018, investing activities resulted in net cash outflows of $64.7 million primarily due to $29.6 million investment in equity securities, $12.9 million acquisition of business, net of cash acquired, $12.7 million of expenditures for fixed assets, and $9.2 million purchase of intangible assets.

For the six months ended June 30, 2017, investing activities resulted in net cash outflows of $20.0 million primarily due to $16.5 million of expenditures for fixed assets.

Cash flows from financing activities

For the six months ended June 30, 2018, financing activities resulted in net cash inflows of $84.3 million primarily due to $78.4 million net proceeds from security token offering, $50.6 million proceeds from exercise of stock warrants, partially offset by a $40.0 million repayment of long-term debt and $4.5 million of taxes withheld upon vesting of restricted stock.

For the six months ended June 30, 2017, financing activities resulted in net cash outflows of $12.8 million primarily due to the purchase of treasury stock for $10.0 million and $1.1 million of taxes withheld upon vesting of restricted stock.

Free cash flow

"Free Cash Flow" (a non-GAAP measure) for the six months ended June 30, 2018 and 2017, was $(83.3) million and $(62.7) million, respectively, and $(79.4) million and $(25.6) million for the twelve months ended June 30, 2018 and 2017, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2018 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	3,525	6,819	4,379	4,355	4,439	16,356	39,873
Purchase obligations	4,772	—	—	—	—	—	4,772
Technology services	1,016	2,031	1,693	—	—	—	4,740
High Bench Senior Credit Agreement	—	—	3,069	—	—	—	3,069
Total contractual cash obligations	$9,313	$8,850	$9,141	$4,355	$4,439	$16,356	$52,454

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at June 30, 2018. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Technology services

From time to time we enter into long-term contractual agreements for technology services and capital leases for equipment included in such service agreements.

High Bench Senior Credit Agreement
We are party to a financing agreement acquired in connection with our acquisition of Mac Warehouse, LLC (see Borrowings below). The amounts presented reflect our related principal payments.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of June 30, 2018, accrued tax contingencies were $1.5 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Borrowings

High Bench Senior Credit Agreement

On June 25, 2018, we became party to a senior credit agreement, as amended, with High Bench-Mac Warehouse-Senior Debt, LLC ("High Bench Loan"), in connection with our acquisition of Mac Warehouse, LLC. Under the amended agreement, the loan carries an annual interest rate of 11.0% and a default rate of 18.0%. The High Bench Loan is subject to monthly interest only payments with the remaining principal amount and any then unpaid interest due and payable on April 18, 2020. The High Bench Loan is subject to mandatory prepayment under certain circumstances, and is prepayable at our election at any time without penalty or premium. There are no financial covenants associated the High Bench Loan. At June 30, 2018, our outstanding balance on the High Bench Loan was $3.1 million.

Letters of credit

At June 30, 2018 and December 31, 2017, letters of credit totaling $280,000 and $355,000, were issued on our behalf collateralized by compensating cash balances held at a bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

Commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2018, $877,000 was outstanding and $4.1 million was available under the Purchasing Card. At December 31, 2017, $822,000 was outstanding and $4.2 million was available under the Purchasing Card.

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

During Q1 2018, we implemented ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on a modified retrospective basis and recognized $5.0 million of additional breakage income related to the unredeemed portion of our gift cards and loyalty program rewards through a cumulative effect adjustment in retained earnings as of January 1, 2018. In addition, we now recognize estimated breakage on our gift cards and loyalty program rewards in Partner and other revenue in our consolidated statement of operations rather as a component of Other expense, net. The adoption of these new accounting standards is discussed further in Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q. There have been no other material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Six months ended June 30,		Twelve months ended June 30,
	2018	2017	2018	2017
Net cash (used in) provided by operating activities	$(70,579)	$(46,257)	$(59,543)	$20,262
Expenditures for fixed assets, including internal-use software and website development	(12,749)	(16,450)	(19,885)	(45,883)
Free cash flow	$(83,328)	$(62,707)	$(79,428)	$(25,621)

Government Regulation

Our e-commerce business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce and other services. Existing and future laws and regulations may result in increasing expense and may impede our growth. These regulations and laws cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, information reporting requirements, the design and operation of websites, and the characteristics and quality of products and services. On June 21, 2018, the U.S. Supreme Court issued an opinion in our South Dakota sales tax case and overruled the 1992 Quill Corp v. North Dakota case, and states may now require remote sellers to withhold sales tax under certain circumstances. In June 2018, we began withholding sales tax in all 45 states that have sales tax. If any state were to assert that we have any liability for sales tax for prior periods, it could have an adverse effect on us. New legislation or regulations, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on us. Further, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements. In addition, it is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce and digital content. Laws and regulations may diminish the demand for our products and services and increase our cost of doing business. Certain of our services are subject to federal and state consumer protection laws, including laws protecting the privacy of consumer information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, advance notice of any changes to our policies and, with limited exceptions, we must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Further, the growth and demand for online commerce could result in more stringent consumer protection laws that could impose additional compliance burdens on us. These consumer protection laws could result in substantial compliance costs.

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

Our efforts to expand our sales outside of the U.S. expose us to additional U.S. and foreign laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, advertising practices, online services, the use of cryptocurrency, the importation of specified or proscribed items, importation quotas, consumer protection, intellectual property rights, consumer and data protection, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties. Our ownership interest in Bitt Inc. and Bitsy, Inc. also may expose us to additional laws and regulations relating to money transmitters and money services businesses. See our Annual Report on Form 10-K for the year ended December 31, 2017, Part I - Item 1A - "Risk Factors - Our ownership interest in Bitt Inc. may expose us to additional risks."

Other Factors that May Affect Future Results

We believe that our cash and cash equivalents currently on hand, expected cash flows from future operations, and proceeds available under the standby equity underwriting agreement with JonesTrading will be sufficient to continue operations for at least the next twelve months. Any projections of future cash needs and cash flows are subject to substantial uncertainty, including those set forth under Item 1A of Part II, "Risk Factors" of this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, Part I - Item 1A - "Risk Factors."

We periodically evaluate opportunities to repurchase our equity securities, obtain credit facilities, or issue additional debt or equity securities. In addition, we may, from time to time, consider purchases of equity interests in, or acquisition of, complementary businesses, products, services, or technologies, whether related to our retail business, our Medici initiatives or otherwise, any of which might affect our liquidity requirements or cause us to issue additional debt or equity securities. There can be no assurance that financing arrangements will be available in amounts or on terms acceptable to us, or at all.

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

At June 30, 2018, we had $152.2 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.5 million on our earnings or loss, or the cash flows of these instruments.

At June 30, 2018, letters of credit totaling $280,000 were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $2,800 on our earnings or loss if the letters of credit were fully drawn.

At June 30, 2018, we had cryptocurrency-denominated assets totaling $3.0 million. Hypothetically, a decrease in the market value of one hundred basis points would have an estimated impact of $30,000 on our earnings or loss, and the recorded value of these instruments. Reported earnings resulting from increases in the market value of cryptocurrency would be limited to realized gains.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, as well as the risk factors described in our Form 10-K for the year ended December 31, 2017, the risk factors described in our Form 10-Q for the quarter ended March 31, 2018, and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2017.

We have a history of significant losses, and we expect to incur additional operating and net losses. If recent changes we have made in our retail business are inadequate to decrease our recent losses substantially, we will have to make additional changes to our business and our stock price could decline.

We have a history of losses, including significant losses in 2017 and for the quarters ended March 31, 2018 and June 30, 2018, and we expect to incur additional operating and net losses in the near future. At June 30, 2018 our accumulated deficit was $365.5 million. We need to generate significant revenues and improve the efficiency of our operations, including our retail business marketing, in order to decrease our losses substantially and achieve profitability, and we may not be able to do so. If the recent changes we have made, including the reduction in our marketing expenditures we began in July 2018, are inadequate to decrease our losses substantially, we will have to make deeper cuts and additional changes to our business, which may adversely affect our business prospects and have a further material adverse effects on our financial results and business.

We do not have access to any credit facility or other arrangement for borrowing funds.

We currently do not have access to a credit facility or to the proceeds of any mortgage indebtedness or other secured or unsecured indebtedness for borrowed money. We may be unable to obtain financing on favorable terms, or at all. Our lack of any credit facility or other ready access to borrowed funds could have a material adverse effect on our ability to fund additional losses in the near future, or to respond to unexpected cash requirements or other liquidity issues that we may face from time to time. Our inability to generate sufficient cash flow from operations or obtain financing on acceptable terms would have a material adverse effect on our financial results, business and prospects.

We expect that we will need to raise capital, and the "at the market" offering that we intend to begin in the near future is not expected to raise a substantial amount in a short period of time.

We expect that we will need to raise capital, and we have entered into a sales agreement for the purpose of doing so by means of an "at the market" offering. Although we believe that the terms of the sales agreement are favorable, "at the market" offerings generally do not raise substantial amounts of capital quickly, and we do not expect that ours will do so. Our inability to raise sufficient capital reasonably quickly, if coupled with difficulties generating cash from operations and difficulties obtaining debt financing, would have a material adverse effect on our financial results, business and prospects.

The transactions contemplated by the Token Purchase Agreement and term sheets we and tZERO have signed with GSR Capital may not close.

As described in this Form 10-Q, in early August 2018 Overstock signed a Token Purchase Agreement and a term sheet with GSR Capital, a private equity firm organized under the laws of Hong Kong (“GSR”). Concurrently, tZERO signed a term sheet with GSR in lieu of the Letter of Intent regarding GSR’s purchase of up to $160 million of security tokens from tZERO. The Letter of Intent was cancelled as a result of the new agreement. Although each of the term sheets and the agreement states that it is binding, we might be unable to enforce one or more of them. Further, even if the transactions contemplated by the term sheets and the agreement are consummated as described, the closings of the proposed investments in Overstock and tZERO may not occur before December 2018, and the closing of the purchase of tZERO security tokens from Overstock may not occur before May 2019. As previously disclosed, the failure of the security token offering to result in substantial proceeds could require tZERO to reduce its planned expenditures and/or obtain additional funding from us or other sources in order to carry out its business plan, and could have a material adverse effect on tZERO's ability to carry out its business plan.

We have decreased our marketing expenditures from their recent elevated levels, which may have an adverse effect on our revenues and business.

As described in our recent filings and earnings calls and elsewhere in this report, in Q1 2018 and Q2 2018 we increased our marketing expenditures substantially from their historical levels. We recently determined that the results of the increased expenditures did not warrant the continuation of the increased marketing expenditures, and in July 2018 we began to decrease our marketing expenditures. The decrease could have a material adverse effect on our revenues and could adversely affect our relationships with partners and other companies with which we do business. In addition, our rapid increase to our marketing expenditures in the first half of 2018, followed by our reversal of that increase beginning in July 2018, created operational challenges for us and for our employees, partners and other companies with which we do business and could have a material adverse effect on our financial results, business and prospects.

tZERO has recently entered into a joint venture with BOX Digital Markets LLC intended to develop a national securities exchange with regulatory authority to trade security tokens; however, regulatory authorities may never permit the regulated exchange to become operational.

In June 2018, tZERO and BOX Digital Markets LLC ("BOX Digital") announced that they had entered into a joint venture intended to develop a U.S. national securities exchange (the "Exchange") with regulatory approvals that would enable the Exchange to trade security tokens. The Exchange will require approval from the U.S. Securities and Exchange Commission prior to beginning operations. tZERO intends to create the necessary technology, and to manage the ongoing technology implementation, administration, maintenance and support. BOX Digital intends to provide executive leadership and regulatory expertise. Subject to obtaining SEC approval, tZERO and Box Digital intend for the Exchange to operate as a facility of BOX Options Exchange, an existing registered U.S. securities exchange. There can be no assurance that the joint venture will be able to develop the Exchange, that the Exchange will achieve tZERO's goals, or that the Exchange will be able to satisfy the complex regulatory requirements applicable to SEC-registered exchanges. If tZERO is not successful in its efforts to develop the Exchange in compliance with all regulatory and legal requirements, to demonstrate to users the utility and value of the Exchange for trading security tokens, and to be commercially viable, tZERO's business would be materially adversely affected, which could have a material adverse effect on our financial results, business and prospects.

We face intense competition and may not be able to compete successfully against existing or future competitors.

The online retail market is evolving rapidly and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

•	online retailers with or without discount departments, including Amazon.com, AliExpress (part of the Alibaba Group), eBay, and Rakuten.com (formerly Buy.com);

•	online shopping services, including Google Express;

•	online specialty retailers such as Blue Nile, Bluefly, Houzz, Jet.com, Wayfair, Zappos.com, and Zulily;

•	furniture specialists including Ashley Furniture, Bob's Discount Furniture, Havertys, Raymour & Flanigan and Rooms To Go;

•
traditional general merchandise and specialty retailers and liquidators including Barnes and Noble, Bed, Bath & Beyond, Best Buy, Costco, Crate and Barrel, Ethan Allen, Gilt, Home Depot, HomeGoods, Hudson's Bay Company, IKEA, J.C. Penney Company, Kirkland's, Kohl's, Lands' End, Lowe's, Macy's, Nordstrom, Pier 1 Imports, Pottery Barn, Restoration Hardware, Ross Stores, Saks Fifth Avenue, Sears, T.J. Maxx, Target, Wal-Mart, and Williams-Sonoma, all of which also have an online presence; and

•	liquidation e-tailers such as SmartBargains.

We expect that existing and future traditional manufacturers and retailers will continue to add or improve their e-commerce offerings, and that our existing and future e-commerce competitors, including Amazon, will continue to increase their offerings, their delivery capabilities, and the ways in which they enable shoppers to purchase goods, including the voice-activated shopping services offered by Amazon. Many of our competitors specialize in one or more of the areas in which we offer products. For example, our furniture offerings compete with more than 100 online retail furniture websites, in addition to many more traditional furniture retail specialists. Some of our competitors run at net losses to gain market share in the online retail market. We also face competition from shopping services such as Google Express, which offers products from Walmart, Costco, Target and other retailers on a voice-activated shopping platform. Competition from Amazon and from other competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition, greater access to capital and significantly greater financial, marketing and other resources than we do, affect us and have had and could continue to have a material adverse effect on our financial results and business.

Changes in management roles and responsibilities, the loss of key personnel, particularly technical personnel, or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. Changes in the roles and responsibilities of members of management and other key personnel, including changes resulting from members of our e-commerce management team and other key personnel who have transitioned or will transition in the future to our majority-owned subsidiary tZERO, or the loss of the services of any of our executive officers or other key employees for any reason could harm our business. Members of senior management or key employees may need to take a leave of absence for medical or other reasons. Our Chief Executive Officer Dr. Patrick Byrne took medical leaves of absence in 2013 and 2016. We do not have employment agreements with any of our key personnel and we do not maintain "key person" life insurance policies. Our future success, in both our e-commerce business and in our Medici business, also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel, particularly technical personnel including high-end data engineers, experts in rapidly developing fields including artificial intelligence and machine learning, and other technical experts, including personnel with expertise in blockchain technology and applications, is intense. Our failure to attract and retain the necessary personnel could have a material adverse effect on our financial results, business and prospects.

tZERO's business has recently undergone a change in management and changes to its business operations are expected to follow. If tZERO does not successfully implement and adapt to these changes, it could have a material adverse effect on tZERO's business and on us.

In May 2018, Joe Cammarata resigned his position as President of tZERO. Mr. Cammarata had also previously served as the chief executive officer of SpeedRoute. In connection with Mr. Cammarata's resignation, Saum Noursalehi, formerly president of Overstock, assumed the role of Chief Executive Officer (CEO) of tZERO. Concurrent with Mr. Noursalehi's assumption of the CEO position, Dr. Patrick Byrne resigned as CEO of tZERO and assumed the role of tZERO Executive Chairman. Although Mr. Cammarata and Dr. Byrne intend to remain active as members of tZERO's board of directors, the loss of their day-to-day services could create a gap in management and could adversely affect its business. In connection with the recent changes in management, tZERO anticipates that there will be significant changes to its operations as well as with respect to its key strategies and tactical initiatives. If tZERO does not successfully implement and adapt to these changes they may not lead to the desired improvement in tZERO's business and results of operation, which could have a material adverse effect on our financial results, business and prospects.

If one or more states successfully asserts that we are liable for the collection of sales or other taxes for periods prior to the Supreme Court's recent decision in South Dakota v. Wayfair, our business could be harmed.

Prior to the Supreme Court's recent decision in South Dakota v. Wayfair, in which we were a named party, to overturn its 1992 decision in Quill v. North Dakota, we generally did not collect sales or other similar taxes on sales of goods into states where we had no duty to do so under Quill. If any jurisdiction where we did not collect sales or other taxes successfully asserts that we should have done so, it could have a material adverse effect on our business, regardless of the ultimate outcome.

Strategic relationships, joint ventures, purchases of strategic interests in other companies and acquisitions of other companies involve numerous risks.

We have developed strategic relationships, entered into joint ventures, purchased strategic interests in other companies, and acquired other companies, and we expect to pursue and engage in similar types of activities in the future. Each of these types of business transactions involve numerous risks, including difficulties in the evaluation of business opportunities and risks, as well as difficulties in the assimilation of acquired operations and products. These types of transactions can also result in the diversion of management's attention from other business matters, employee retention issues, and the risk of liability for liabilities of acquired companies. We may not be able to successfully integrate businesses, operations, personnel, services, products or other assets that we have acquired or may acquire in the future. In addition, we may be unable to sell or otherwise monetize any of the interests or companies or other assets or rights we have acquired or may acquire in the future. We also may be unable to maintain our strategic relationships, including those with joint venture partners, or develop new strategic relationships. The occurrence of any of the foregoing which could have a material adverse effect on our financial results, business and prospects.

We are exploring strategic initiatives, and decisions we may make could have material adverse effects on our business and the market price of our common stock.

We have been and are currently exploring certain strategic initiatives, and decisions we make could change our business fundamentally and increase the risks and uncertainties of our business substantially. We are considering a range of potential transactions, including a sale of our e-commerce business and additional equity or debt financings. There can be no assurance that we will pursue or consummate any strategic transaction or, if consummated, that any such transaction will ultimately be favorable to the Company and its stockholders. Any such transaction could materially adversely affect our business and financial results. In addition, our exploration of strategic and financing options has required and will continue to require significant time and attention by our management, and the incurrence of significant expenses. Further, our efforts to keep investors informed about our consideration of strategic alternatives may result in distraction and unrest among our employees, which may adversely affect employee engagement, morale and retention and which could have a material adverse effect on our financial results, business and prospects.

We engage in related-party transactions, which could result in conflicts of interest involving our management.

We have engaged in the past, and continue to engage, in related-party transactions with members of our management, including with Patrick Byrne and Saum Noursalehi and their affiliates. In November 2017, our subsidiary O.com Land, borrowed $40 million from PCL, an entity owned by the brother and mother of Dr. Byrne, and in May 2018 we repaid the loan. In June 2018, we bought all of the common stock of a company 62% owned by Saum Noursalehi for $3.4 million in cash and Overstock common stock. We also own interests in businesses, including tZERO and Bitsy, Inc., in which one or more of our directors, officers and other employees own interests. In July 2018, Medici Ventures purchased an additional 25% equity interest in Bitsy, a startup company founded and owned in part by Medici Ventures' chief operating officer and general counsel, for $4.5 million in cash and Overstock common stock. Related party transactions present conflicts of interest and which could have a material adverse effect on our financial results, business and prospects.

The price of our common stock has experienced volatility which may be due in part to short-selling activity and our disclosures about exploration of strategic alternatives. If we determine not to sell our Company or our e-commerce business or make other fundamental changes to our business, the trading prices of our securities may decrease significantly. The trading prices of our securities may also decrease significantly if we determine to take any such actions.

The trading price of our common stock is volatile. In the first quarter of 2018, our common stock traded at a high of $89.80; in the second quarter of 2018 it traded at a high of $41.50. Our stock price fluctuations may be due in part to short-selling activity related to our common stock and our disclosures about our exploration of strategic alternatives, including decisions or announcements to pursue or not to pursue such strategic alternatives. The practice of short-selling activity may adversely affect our common stock price and business in the future. In addition, to the extent our stock price fluctuations resulted from our disclosures about our exploration of strategic initiatives, any decision or announcement of a decision we may make not to pursue any such strategic initiatives could cause the trading prices of our securities to decrease significantly. The trading prices of our securities could also decrease significantly if we make or announce any decision to go forward with or pursue any such strategic initiatives.

The recent fluctuations of trading prices of our common stock may be due in part to the volatility of the cryptocurrency market, including Bitcoin, together with an apparent misperception that the value of our business is related to the value of Bitcoin. Consequently, the market price of our shares may rise and fall as a result of increases and decreases in Bitcoin or other cryptocurrencies despite our disclosures that we generally hold very little Bitcoin.

The recent fluctuations of trading prices of our common stock may be due in part to the volatility of the cryptocurrency market, including Bitcoin, together with an apparent misperception that the value of our business is related to the value of Bitcoin. Consequently, the market price of our shares may rise and fall as a result of increases and decreases in Bitcoin or other cryptocurrencies despite our disclosures that we generally hold very little Bitcoin. The market price of our shares may also be affected by perceptions regarding the business prospects of our Medici business and blockchain technology generally. To the extent that our blockchain initiatives do not succeed, or the development or acceptance of blockchain networks, blockchain assets or blockchain applications slows or stops, the trading prices of our shares could decrease significantly.

We must make choices on how to allocate our limited capital and the decisions we may make could have material adverse effects on our business.

We have limited capital, which we must allocate among our retail and Medici Ventures/tZERO business opportunities. Capital allocation decisions are difficult, and we may not allocate our capital efficiently. Our failure to allocate our capital efficiently could have a material adverse effect on our financial results, business and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered issuance of equity securities

On June 28, 2018, we issued 100,000 shares of our common stock in a private placement to the stockholders of SiteHelix, Inc., including Saum Noursalehi, who owned approximately 62% of the SiteHelix common stock, as part of the acquisition price for our acquisition of all of the common stock of SiteHelix. Mr. Noursalehi is a member of our Board of Directors and served as President, Retail, of Overstock until May 8, 2018, when he became Chief Executive Officer of tZERO. The issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, as a private placement under Rule 506(b) of Regulation D.

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

In December 2016, we issued a total of 695,898 shares of our preferred stock (the "Preferred Stock"), of which 681,259 shares remained outstanding at June 30, 2018. The Preferred Stock ranks senior to our common stock with respect to dividends. Holders of the Preferred Stock are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
10.1(a)
t0.com, Inc. 2017 Equity Incentive Plan as amended and restated on May 21, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2018 (File No. 000-49799)).

	*10.2(a)	Option Agreement dated May 21, 2018 between t0.com, Inc. and Saum Noursalehi.
10.3(a)(b)(c)
Stock Purchase Agreement dated June 28, 2018 between Saum Noursalehi and the other stockholders of SiteHelix, Inc., and Overstock.com, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2018 (File No. 000-49799)).

	*10.4(a)	Description of unwritten compensation arrangement with Saum Noursalehi
	*10.5(a)	Offer letter dated April 1, 2018 from Overstock.com, Inc. to Gregory J. Iverson
	*31.1	Exhibit 31.1 Certification of Chief Executive Officer
	*31.2	Exhibit 31.2 Certification of Chief Financial Officer
	*32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	*32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
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

______________________________________
* Filed herewith.

(a) Management or compensatory arrangement or agreement.

(b) Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

(c) The representations and warranties of each of the parties contained in the Stock Purchase Agreement and the assertions embodied in those representations and warranties may not be accurate or complete because they are subject to a contractual standard of materiality different from those generally applicable to stockholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, investors should not rely on the representations and warranties contained in the Stock Purchase Agreement as characterizations of the actual state of facts, or for any other purpose, at the time they were made or otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2018	OVERSTOCK.COM, INC.

/s/ GREGORY J. IVERSON
Gregory J. Iverson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)