Form 10-Q
period 2018-09-30
OVERSTOCK.COM, INC
filed 2018-11-09
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 32,146,065 shares of the Registrant's common stock, par value $0.0001, outstanding on November 6, 2018.

OVERSTOCK.COM, INC.
FORM 10-Q
For the quarterly period ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$182,042	$203,215
Restricted cash	1,395	455
Accounts receivable, net	30,552	30,080
Inventories, net	17,308	13,703
Prepaids and other current assets	23,863	17,744
Total current assets	255,160	265,197
Fixed assets, net	133,425	129,343
Deferred tax assets, net	135	—
Intangible assets, net	25,140	7,337
Goodwill	22,058	14,698
Equity investments	57,436	13,024
Other long-term assets, net	8,113	4,216
Total assets	$501,467	$433,815
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$93,277	$85,406
Accrued liabilities	100,753	82,611
Deferred revenue	39,917	46,468
Other current liabilities, net	472	178
Total current liabilities	234,419	214,663
Long-term debt, net	3,069	—
Long-term debt, net - related party	—	39,909
Other long-term liabilities	5,934	7,120
Total liabilities	243,422	261,692
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.0001 par value authorized shares - 5,000
Series A, issued and outstanding - 127 and 127	—	—
Series B, issued and outstanding - 555 and 555	—	—
Common stock, $0.0001 par value
Authorized shares -100,000
Issued shares - 35,138 and 30,632
Outstanding shares - 31,941 and 27,497	3	3
Additional paid-in capital	651,482	494,732
Accumulated deficit	(413,395)	(254,692)
Accumulated other comprehensive loss	(587)	(599)
Treasury stock:
Shares at cost - 3,197 and 3,135	(66,709)	(63,816)
Equity attributable to stockholders of Overstock.com, Inc.	170,794	175,628
Equity attributable to noncontrolling interests	87,251	(3,505)
Total equity	258,045	172,123
Total liabilities and stockholders' equity	$501,467	$433,815

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue, net
Direct	$15,424	$19,645	$46,409	$64,572
Partner and other	425,156	404,362	1,322,635	1,223,894
Total net revenue	440,580	424,007	1,369,044	1,288,466
Cost of goods sold
Direct(1)	16,205	19,577	45,649	61,687
Partner and other	337,659	320,755	1,051,067	972,026
Total cost of goods sold	353,864	340,332	1,096,716	1,033,713
Gross profit	86,716	83,675	272,328	254,753
Operating expenses:
Sales and marketing(1)	55,312	45,153	226,942	126,068
Technology(1)	33,880	28,746	97,597	85,982
General and administrative(1)	45,356	21,651	116,551	66,622
Total operating expenses	134,548	95,550	441,090	278,672
Operating loss	(47,832)	(11,875)	(168,762)	(23,919)
Interest income	383	189	1,547	450
Interest expense	(101)	(713)	(1,370)	(2,139)
Other income (expense), net	(1,848)	5,882	(1,489)	2,751
Loss before income taxes	(49,398)	(6,517)	(170,074)	(22,857)
Benefit from income taxes	(141)	(5,412)	(445)	(7,727)
Consolidated net loss	$(49,257)	$(1,105)	$(169,629)	$(15,130)
Less: Net loss attributable to noncontrolling interests	(1,334)	(319)	(5,886)	(942)
Net loss attributable to stockholders of Overstock.com, Inc.	$(47,923)	$(786)	$(163,743)	$(14,188)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(1.55)	$(0.03)	$(5.47)	$(0.55)
Weighted average common shares outstanding—basic	30,279	25,003	29,256	25,024
Net loss per common share—diluted:
Net loss attributable to common shares—diluted	$(1.55)	$(0.03)	$(5.47)	$(0.55)
Weighted average common shares outstanding—diluted	30,279	25,003	29,256	25,024
________________________________________

(1) Includes stock-based compensation as follows (Note 9):
Cost of goods sold — direct	$41	$46	$152	$134
Sales and marketing	277	109	1,465	318
Technology	583	166	1,725	476
General and administrative	1,345	703	8,312	2,081
Total	$2,246	$1,024	$11,654	$3,009

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Consolidated net loss	$(49,257)	$(1,105)	$(169,629)	$(15,130)
Other comprehensive loss:
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $31, $0, and $71	4	52	12	120
Other comprehensive income	4	52	12	120
Comprehensive loss	$(49,253)	$(1,053)	$(169,617)	$(15,010)
Less: Comprehensive loss attributable to noncontrolling interests	(1,334)	(319)	(5,886)	(942)
Comprehensive loss attributable to stockholders of Overstock.com, Inc.	$(47,919)	$(734)	$(163,731)	$(14,068)

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands)

Nine months ended September 30, 2018
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	30,632
Common stock issued upon vesting of restricted stock	226
Common stock issued for asset purchase	147
Exercise of stock warrants	1,250
Common stock sold through ATM offering	2,883
Balance at end of period	35,138

Number of treasury stock shares
Balance at beginning of period	3,135
Tax withholding upon vesting of restricted stock	62
Balance at end of period	3,197
Total number of outstanding shares	31,941

Common stock	$3

Number of Series A preferred shares issued and outstanding	127

Number of Series B preferred shares issued and outstanding	555

Preferred stock	$—

Additional paid-in capital
Balance at beginning of period	$494,732
Stock-based compensation to employees and directors	7,614
Common stock issued for asset purchase	4,430
Exercise of stock warrants	50,562
Sale of stock warrants	25
Common stock sold through ATM offering, net of offering costs	94,624
Other	(505)
Balance at end of period	$651,482

Accumulated deficit
Balance at beginning of period	$(254,692)
Cumulative effect of change in accounting principle	5,040
Net loss attributable to stockholders of Overstock.com, Inc.	(163,743)
Balance at end of period	$(413,395)

Accumulated other comprehensive loss
Balance at beginning of period	$(599)
Net other comprehensive income	12
Balance at end of period	$(587)

Treasury stock
Balance at beginning of period	$(63,816)
Tax withholding upon vesting of restricted stock	(2,893)
Balance at end of period	(66,709)
Total equity attributable to stockholders of Overstock.com, Inc.	$170,794

Continued on the following page

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands)

Nine months ended September 30, 2018
Total equity attributable to stockholders of Overstock.com, Inc.	$170,794

Equity attributable to noncontrolling interests
Balance at beginning of period	$(3,505)
Proceeds from security token offering, net of offering costs (Note 2 - Noncontrolling Interest)	82,610
Stock-based compensation to employees and directors	4,040
Tax withholding upon vesting of restricted stock	(1,681)
Net loss attributable to noncontrolling interests	(5,886)
Fair value of noncontrolling interests at acquisition	4,468
Paid in capital for noncontrolling interest	6,700
Other	505
Total equity attributable to noncontrolling interests	$87,251

Total equity	$258,045

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,		Twelve months ended September 30,
	2018	2017	2018	2017
Cash flows from operating activities:
Consolidated net loss	$(169,629)	$(15,130)	$(266,421)	$(12,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	19,437	21,895	26,390	29,468
Amortization of intangible assets	3,596	2,839	4,756	3,614
Stock-based compensation to employees and directors	11,654	3,009	12,722	3,795
Deferred income taxes, net	(383)	(8,682)	73,498	(7,651)
Gain on investment in precious metals	—	(1,907)	(64)	(2,108)
Impairment of cryptocurrencies	9,641	—	9,641	—
Gain on sale of cryptocurrencies	(8,412)	(845)	(9,562)	(845)
Impairment of equity securities	511	4,500	1,498	4,500
Early extinguishment costs of long term debts	283	—	2,747	—
Other	741	420	1,197	569
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(73)	3,814	(5,825)	(3,283)
Inventories, net	(1,833)	5,375	(1,974)	2,155
Prepaids and other current assets	(4,806)	(5,950)	(1,655)	(680)
Other long-term assets, net	(4,120)	(121)	(6,306)	(551)
Accounts payable	7,143	(35,794)	21,942	(14,370)
Accrued liabilities	18,044	(35,831)	41,564	(10,217)
Deferred revenue	(1,511)	(275)	3,452	248
Other long-term liabilities	(583)	235	(673)	280
Net cash used in operating activities	(120,300)	(62,448)	(93,073)	(7,445)
Cash flows from investing activities:
Purchases of intangible assets	(9,583)	—	(10,006)	—
Proceeds from sale of precious metals	—	11,603	314	13,213
Investment in precious metals	—	—	—	(1,633)
Disbursement of note receivable	(2,700)	(750)	(2,700)	(1,368)
Investment in equity securities	(43,670)	(4,188)	(44,670)	(4,938)
Acquisitions of businesses, net of cash acquired	(12,912)	—	(12,912)	28
Expenditures for fixed assets, including internal-use software and website development	(20,677)	(20,873)	(23,390)	(33,772)
Other	34	(160)	264	(179)
Net cash used in investing activities	(89,508)	(14,368)	(93,100)	(28,649)
Cash flows from financing activities:
Payments on capital lease obligations	(372)	—	(455)	—
Payments on interest swap	—	—	(1,535)	—
Proceeds from finance obligations	—	—	—	5,324
Payments on finance obligations	—	(2,436)	(12,880)	(2,988)
Proceeds from long-term debt	—	—	40,000	4,826
Payments on long-term debt	(40,000)	(750)	(85,016)	(750)
Payments of preferred dividends	—	—	(109)	—
Proceeds from exercise of stock options	—	654	10	1,473
Proceeds from rights offering, net of offering costs	—	—	—	7,591
Proceeds from issuance and exercise of stock warrants	50,587	—	157,046	—
Proceeds from security token offering, net of offering costs	82,610	3	83,515	3
Proceeds from sale of common stock, net of offering costs	94,624	—	94,624	—
Purchase of treasury stock	—	(10,000)	—	(10,000)
Paid in capital for noncontrolling interest	6,700	—	6,700	—
Payments of taxes withheld upon vesting of restricted stock	(4,574)	(1,104)	(4,699)	(1,207)
Payment of debt issuance costs	—	(251)	(419)	(251)
Net cash provided by (used in) financing activities	189,575	(13,884)	276,782	4,021
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,233)	(90,700)	90,609	(32,073)
Cash, cash equivalents and restricted cash, beginning of period	203,670	183,528	92,828	124,901
Cash, cash equivalents and restricted cash, end of period	$183,437	$92,828	$183,437	$92,828
Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Nine months ended September 30,		Twelve months ended September 30,
	2018	2017	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$1,232	$1,980	$2,192	$2,574
Income taxes paid, net of refunds	59	492	54	624
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$731	$618	$731	$618
Equipment acquired under capital lease obligations	—	—	1,421	362
Capitalized interest cost	—	—	—	(12)
Change in fair value of cash flow hedge	—	(180)	(1,558)	(2,619)
Note receivable converted to equity investment	200	869	699	869
Acquisition of assets through stock issuance	4,430	—	4,430	—

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC.
These financial statements should be read in conjunction with our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $20.1 million and $25.5 million at September 30, 2018 and December 31, 2017, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as compensating balances for credit arrangements and self-funded health insurance as restricted cash.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the fair value hierarchy as of September 30, 2018 and December 31, 2017 as indicated (in thousands):

p	Fair Value Measurements at September 30, 2018:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$20,055	$20,055	$—	$—
Investments in equity securities, at fair value	4,264	4,264	—	—
Trading securities held in a "rabbi trust" (1)	88	88	—	—
Total assets	$24,407	$24,407	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$93	$93	$—	$—
Total liabilities	$93	$93	$—	$—

	Fair Value Measurements at December 31, 2017:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$25,455	$25,455	$—	$—
Trading securities held in a "rabbi trust" (1)	74	74	—	—
Total assets	$25,529	$25,529	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$92	$92	$—	$—
Total liabilities	$92	$92	$—	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in our consolidated balance sheets.

(2)	— Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in our consolidated balance sheets.

Accounts receivable, net

Accounts receivable consist primarily of trade amounts due from customers in the United States, uncleared credit card transactions at period end, and carrier rebates. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We maintain an allowance for doubtful accounts receivable based upon our business customers' financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $1.9 million and $1.3 million at September 30, 2018 and December 31, 2017, respectively.

Concentration of credit risk

Three banks held the majority of our cash and cash equivalents at September 30, 2018. Two banks held the majority of our cash and cash equivalents at December 31, 2017. Our cash equivalents primarily consist of money market securities which are uninsured. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaids and other current assets

Prepaids and other current assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, prepaid inventories, other miscellaneous costs, and cryptocurrency-denominated assets ("cryptocurrencies"). See Cryptocurrencies below.

Cryptocurrencies

Cryptocurrency holdings are included in Prepaids and other current assets in our consolidated balance sheets and totaled $3.1 million and $1.5 million at September 30, 2018 and December 31, 2017, respectively. Cryptocurrency holdings are recorded at cost less impairment.

We recognize impairment on these assets caused by decreases in market value based upon Level 1 inputs. See Fair value of financial instruments above. Such impairment in the value of our cryptocurrencies is recorded in General and administrative expense in our consolidated statements of operations. Impairments on cryptocurrencies were $150,000 and $9.6 million for the three and nine months ended September 30, 2018. There was no impairment on cryptocurrencies during the three and nine months ended September 30, 2017.

Gains and losses realized upon sale of cryptocurrencies are also recorded in General and administrative expense in our consolidated statements of operations. We occasionally use our cryptocurrencies to purchase other cryptocurrencies. Gains and losses realized with these non-cash transactions are also recorded in General and administrative expense in our consolidated statements of operations. These non-cash transactions as well as gains (losses) from cryptocurrencies received through our tZERO security token offering are also presented as an adjustment to reconcile Consolidated net loss to Net cash used in operating activities in our consolidated statements of cash flows. Realized gains on sale of cryptocurrencies were $64,000 and $8.4 million for the three and nine months ended September 30, 2018. There were $3.6 million realized gains or losses on sale of cryptocurrencies during the three and nine months ended September 30, 2017.

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

During the three months ended September 30, 2018 and 2017, we capitalized $4.0 million and $2.2 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs for the same periods associated with internal-use software and website development was $3.4 million and $3.9 million, respectively. During the nine months ended September 30, 2018 and 2017, we capitalized $14.7 million and $8.0 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $10.0 million and $12.2 million, respectively.

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of goods sold - direct	$85	$72	$252	$230
Technology	5,330	5,940	16,103	18,802
General and administrative	1,038	974	3,082	2,863
Total depreciation, including internal-use software and website development	$6,453	$6,986	$19,437	$21,895

Total accumulated depreciation of fixed assets was $202.3 million and $186.4 million at September 30, 2018 and December 31, 2017, respectively.

Upon sale or retirement of assets, cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in our consolidated statements of operations.

Fixed assets included assets under capital leases of $1.8 million at September 30, 2018 and December 31, 2017. Accumulated depreciation related to assets under capital leases was $842,000 and $458,000 at September 30, 2018 and December 31, 2017, respectively.

Depreciation expense of assets recorded under capital leases was $120,000 and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $384,000 and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Equity investments under ASC 321

At September 30, 2018, we held minority interests (less than 20%) in thirteen privately held entities accounted for under ASC Topic 321, Investments - Equity Securities ("ASC 321"), which are included in Equity investments in our consolidated balance sheets. One of these equity investments, which had a carrying value of $4.3 million at September 30, 2018, is carried at fair value based on Level 1 inputs. See Fair value of financial instruments above. The remaining equity investments lack readily determinable fair values and therefore the investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. Dividends received are reported in current earnings. We review our investments individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the investment is less than its carrying value. If such events or circumstances have occurred, we estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carrying value. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by the investee's management including quantitative information such as lower valuations in recently completed or proposed financings. These inputs are classified as Level 3. Because several of our investees are in the early startup or development stages, these entities are subject to potential changes in cash flows, valuation, and inability to attract new investors which may be necessary for the liquidity needed to support their operations.

The carrying amount of our investments under ASC 321 was approximately $18.5 million and $6.5 million at September 30, 2018 and December 31, 2017, respectively. We recognized unrealized losses of $73,000 and unrealized gains of $1.8 million on investments carried at fair value during the three and nine months ended September 30, 2018, respectively. We recognized a $511,000 impairment loss during the three and nine months ended September 30, 2018. We recognized a $4.5 million impairment loss during the nine months ended September 30, 2017. Impairment loss and any unrealized gains or losses on our investments are recorded in Other income (expense), net on our consolidated statements of operations.

Equity method investments under ASC 323

At September 30, 2018, we held minority interests in nine privately held entities accounted for as equity method investments under ASC Topic 323, Investments - Equity Method and Joint Ventures ("ASC 323"), which are included in Equity investments in our consolidated balance sheets. We can exercise significant influence, but not control, over the investees through either holding more than a 20% voting interest in the entity or through our representation on the entity's board of directors. Based on the nature of our ownership interests, we have variable interests in certain of these entities. However, because we do not have power to direct the investee's activities and we are not the investee's primary beneficiary, we therefore do not consolidate the investee in our financial statements.

The carrying value of our equity method investments exceeded the amount of underlying equity in net assets of the investees and the difference was primarily related to goodwill and the fair value of intangible assets. The difference related to intangible assets is amortized over their estimated useful lives. We record our proportionate share of the net income or loss of the investee and the amortization of the basis difference related to intangible assets in Other income (expense), net in our consolidated statements of operations with corresponding adjustments to the carrying value of the investment.

The carrying amount of our equity method investments was approximately $39.0 million and $6.5 million at September 30, 2018 and December 31, 2017, respectively, and the difference between the carrying value and the amount of underlying equity in net assets of each investee was not significant. Our proportionate share of the net income or loss of our equity method investees was approximately $1.2 million in losses and $74,000 in losses for the three months ended September 30, 2018 and 2017, respectively, and approximately $2.5 million in losses and $74,000 in losses for the nine months ended September 30, 2018 and 2017, respectively.

Noncontrolling interests

Our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), conducts its primary business through its majority-owned subsidiary, tZERO Group, Inc. ("tZERO"), formerly tØ.com, Inc., which includes a financial technology company, two related registered broker dealers, a registered investment advisor, and an accredited investor verification company. tZERO and its consolidated subsidiaries are included in our consolidated financial statements. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

On December 18, 2017, tZERO launched an offering (the "security token offering") of the right to acquire tZERO Preferred Equity Tokens (the "tZERO Security Token") through a Simple Agreement for Future Equity ("SAFE"). The security token offering closed on August 6, 2018. At September 30, 2018, the SAFEs were classified as equity by tZERO. At September 30, 2018, cumulative proceeds, net of withdrawals, from the security token offering totaling $104.8 million, have been classified as a component of noncontrolling interest within our consolidated financial statements. As of September 30, 2018, tZERO has incurred $21.3 million of offering costs associated with the security token offering that are classified as a reduction in proceeds within noncontrolling interest of our consolidated financial statements. On October 12, 2018, tZERO issued the tZERO Security Tokens in settlement of the SAFEs. The tZERO Security Tokens are subject to a 90 day trading lock-up period.

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

Medici Land Governance Inc., a Delaware public benefit corporation ("MLG"), was recently formed by Medici Ventures with our President and Chief Executive Officer, Dr. Patrick M. Byrne ("Dr. Byrne"). Pursuant to the Subscription Agreements dated September 21, 2018, Medici Ventures contributed certain of its assets, including intellectual property relating to technologies regarding land governance and property rights, to MLG in exchange for 510,000 shares of MLG common stock and at the same time Dr. Byrne personally contributed $6.7 million in cash to MLG in exchange for 390,000 shares of MLG common stock. As a result of the transactions described above, Medici Ventures holds approximately 57% of the outstanding capital stock of MLG, and Dr. Byrne, holds approximately 43% of the outstanding capital stock of MLG.

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

We test for impairment of goodwill annually or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the nine months ended September 30, 2018 and 2017.

For nine months ended September 30, 2018, we recognized $7.4 million in goodwill related to a business acquisition as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. The change in goodwill relates to a non-reportable segment, included in Other as described in Note 10—Business Segments.

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

Intangible assets, net consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Intangible assets subject to amortization, gross (1)	$28,347	$17,779
Less: accumulated amortization of intangible assets subject to amortization	(14,040)	(10,442)
Intangible assets subject to amortization, net	14,307	7,337
Intangible assets not subject to amortization	10,833	—
Total intangible assets, net	$25,140	$7,337
___________________________________________

(1)	— At September 30, 2018, the weighted average remaining useful life for intangible assets subject to amortization, excluding fully amortized intangible assets, was 5.69 years.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories in our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Technology	$885	$905	$2,534	$2,715
Sales and marketing	119	22	442	62
General and administrative	542	21	620	62
Total amortization	$1,546	$948	$3,596	$2,839

Estimated amortization expense for the next five years is: $1.3 million for the remainder of 2018, $4.7 million in 2019, $2.2 million in 2020, $1.8 million in 2021, $892,000 in 2022, and $3.5 million thereafter.

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including amortizable intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the nine months ended September 30, 2018 and 2017.

Other long-term assets, net

Other long-term assets, net consist primarily of long-term prepaid expenses.

Revenue recognition

We derive our revenue primarily from retail merchandise sales on our Website. We also earn revenue from advertising on our Website and from other sources. We have organized our operations into two principal reporting segments based on the primary source of revenue: (i) direct revenue and (ii) partner and other revenue. Net revenue from contracts with customers is further disaggregated by Retail and Other net revenue as disclosed in Note 10—Business Segments.

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

During the nine months ended September 30, 2018, we recognized $37.8 million of net revenue included in Deferred revenue at December 31, 2017.

The allowance for returns was $12.4 million and $17.4 million at September 30, 2018 and December 31, 2017, respectively.

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

Earned Club O Reward dollars may be redeemed on future purchases made through our Website. We recognize revenue for Club O Reward dollars when customers redeem such rewards as part of a purchase on our Website. We account for these transactions as multiple element arrangements and allocate the transaction price to separated performance obligations using their relative fair values. We include the fair value of reward dollars earned in deferred revenue at the time the reward dollars are earned. Club O Reward dollars expire 90 days after the customer's Club O Gold membership expires. We recognize estimated reward dollar breakage, to which we expected to be entitled, over the expected redemption period in proportion to actual redemptions by customers. Upon adoption of Topic 606, Revenue Contracts with Customers, on January 1, 2018, we began classifying the breakage income related to Club O Reward dollars and gift cards as a component of revenue in our consolidated statements of operations rather than as a component of Other income (expense), net. Breakage included in revenue was $1.3 million and $4.2 million for the three and nine months ended September 30, 2018. We also recognized a cumulative adjustment that reduced Accumulated deficit by approximately $5.0 million upon adoption related to the unredeemed portion of our gift cards and loyalty program rewards.

Our total deferred revenue related to the outstanding Club O Reward dollars was $6.6 million and $8.7 million at September 30, 2018 and December 31, 2017, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

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

Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
Total revenue, net	$440,580	100%	$424,007	100%	$1,369,044	100%	$1,288,466	100%
Cost of goods sold
Product costs and other cost of goods sold	334,156	76%	321,678	76%	1,039,518	76%	977,827	76%
Fulfillment and related costs	19,708	4%	18,654	4%	57,198	4%	55,886	4%
Total cost of goods sold	353,864	80%	340,332	80%	1,096,716	80%	1,033,713	80%
Gross profit	$86,716	20%	$83,675	20%	$272,328	20%	$254,753	20%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to our Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in Sales and marketing expenses and totaled $49.7 million and $41.2 million during the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, advertising expenses totaled $207.5 million and $114.6 million, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $1.2 million and $987,000 at September 30, 2018 and December 31, 2017, respectively.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards at the greater of a straight-line basis or on an accelerated schedule when vesting of the share-based awards exceeds a straight-line basis. When an award is forfeited prior to the vesting date, we recognize an adjustment for the previously recognized expense in the period of the forfeiture. See Note 9—Stock-Based Awards.

Self-funded health insurance

We have a partially self-funded health insurance plan for our employees. We maintain a stop-loss insurance policy through an insurance company that limits our losses both on a per employee basis and an aggregate basis. Although we intend to maintain this plan indefinitely, we may terminate, modify, suspend, or discontinue this plan at any time and for any reason.

We are responsible for estimating our liability for unpaid costs of insured events that have occurred, which includes known cases on a case-by-case basis, and also for events that have occurred, but have not yet been reported. The accrued liability related to the self-funded health insurance plan was $1.5 million and $1.0 million at September 30, 2018 and December 31, 2017, respectively, and is included in Accrued liabilities in the accompanying consolidated balance sheets. Actual claims may differ from the amount accrued and any difference could be significant.

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

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended September 30, 2018 as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

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

Our accounting for the following elements of the TCJA is complete. The expense related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $25.2 million. The expense related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings was $47,000. We did not make any measurement-period adjustments related to these items during the quarter because there were no significant changes to our provisional amounts, and therefore, there is no impact to our effective tax rate due to measurement-period adjustments.

The TCJA includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries beginning in 2018. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense, or factor such amounts into our measurement of deferred taxes. We will elect to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

The TCJA included a mandatory deemed repatriation of cumulative foreign earnings for the year ended December 31, 2017, for which we accrued U.S. tax expense. However, we would still need to accrue and pay various other taxes on this amount if repatriated, which we have not provided for because we intend to indefinitely reinvest these earnings outside the U.S. We have begun expansion of operations outside of the U.S. and have plans for additional expansion for which we have incurred and will continue to incur capital requirements. We have considered ongoing capital requirements of the parent company in the U.S.

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

Diluted net loss per share is computed by dividing net loss attributable to common shares (after allocating between common shares and participating securities) by the weighted average number of common and potential common shares outstanding during the period (after allocating total dilutive shares between our common shares outstanding and our preferred shares outstanding). Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, warrants, and restricted stock awards are included in the calculation of diluted net loss per common share to the extent such shares are dilutive. Net loss attributable to common shares is adjusted for options and restricted stock awards issued by our subsidiaries when the effect of our subsidiary's diluted earnings per share is dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss attributable to stockholders of Overstock.com, Inc.	$(47,923)	$(786)	$(163,743)	$(14,188)
Less: Preferred stock dividends - declared and accumulated	27	27	80	80
Undistributed loss	(47,950)	(813)	(163,823)	(14,268)
Less: Undistributed loss allocated to participating securities	(1,055)	(22)	(3,728)	(386)
Net loss attributable to common shares	$(46,895)	$(791)	$(160,095)	$(13,882)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(1.55)	$(0.03)	$(5.47)	$(0.55)
Weighted average common shares outstanding—basic	30,279	25,003	29,256	25,024
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—
Weighted average common shares outstanding—diluted	30,279	25,003	29,256	25,024
Net loss attributable to common shares—diluted	$(1.55)	$(0.03)	$(5.47)	$(0.55)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock options and restricted stock units	498	192	578	165
Common shares issuable under stock warrant	—	—	28	—

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted the changes under the new standard on January 1, 2018 on a prospective basis. The implementation of ASU 2017-01 did not have a material impact on our consolidated financial statements and related disclosures.

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

The fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$11,769
Allocation
Intangible assets	$7,400
Goodwill	7,360
Other assets acquired	3
Other liabilities assumed	(179)
Total net assets, net of cash acquired	14,584
Less: noncontrolling interest	(2,815)
Total net assets attributable to tZERO, net of cash acquired	$11,769

The following table details the identifiable intangible assets acquired at their fair value and estimated useful lives as of September 30, 2018 (amounts in thousands):

Intangible Assets	Fair Value	Estimated Useful Life (in years)
Technology and developed software	$6,300	10
Trade name	700	10
Customer relationships	400	0.5
Total acquired intangible assets at the acquisition date	7,400
Less: accumulated amortization of acquired intangible assets	904
Total acquired intangible assets, net	$8,304

The expense for amortizing intangible assets acquired in connection with this acquisition was $302,000 and $904,000 for the three and nine months ended September 30, 2018, respectively.

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

The preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$1,143
Allocation
Accounts receivable, net	$399
Inventories, net	1,772
Prepaids and other current assets	29
Fixed assets	154
Intangible assets	2,763
Accounts payable	(682)
Accrued liabilities	(223)
Long-term debt, net	(3,069)
Total net assets, net of cash acquired	$1,143

Acquired intangible assets primarily include trade name and customer relationships which have an estimated useful life of 18 months.

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

The following unaudited pro forma financial information presents our results as if the current year acquisitions of Mac Warehouse, LLC had occurred at the beginning of 2017 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total revenue	$440,580	$428,309	$1,373,228	$1,300,365
Consolidated net loss	$(49,257)	$(778)	$(171,673)	$(14,472)

The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed during the periods indicated, nor should it be taken as indicative of our future consolidated results of operations.

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017

Sales and other taxes payable	$20,254	$2,363
Accounts payable accruals	16,393	16,614
Accrued compensation and other related costs	16,200	10,716
Accrued marketing expenses	13,446	25,959
Allowance for returns	12,448	17,391
Accrued loss contingencies	10,304	608
Accrued freight	6,754	5,040
Other accrued expenses	4,954	3,920
Total accrued liabilities	$100,753	$82,611

5. BORROWINGS

High Bench Senior Credit Agreement

On June 25, 2018, we became party to a senior credit agreement, as amended, with High Bench-Mac Warehouse-Senior Debt, LLC ("High Bench Loan"), in connection with our acquisition of Mac Warehouse, LLC. Under the amended agreement, the loan carries an annual interest rate of 11.0% and a default rate of 18.0%. The High Bench Loan is subject to monthly interest only payments with the remaining principal amount and any then unpaid interest due and payable on April 18, 2020. The High Bench Loan is subject to mandatory prepayment under certain circumstances, and is prepayable at our election at any time without penalty or premium. There are no financial covenants associated the High Bench Loan. At September 30, 2018, our outstanding balance on the High Bench Loan was $3.1 million.

Letters of credit

At September 30, 2018 and December 31, 2017, letters of credit totaling $280,000 and $355,000, respectively, were issued on our behalf collateralized by compensating cash balances held at a bank, which are included in Restricted cash in our consolidated balance sheets.

Commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2018, $107,000 was outstanding and $893,000 was available under the Purchasing Card. At December 31, 2017, $822,000 was outstanding and $4.2 million was available under the Purchasing Card.

Capital lease

During the year ended December 31, 2017, we entered into a capital lease arrangement of computer equipment for $1.4 million. The arrangement will expire in 2020. At September 30, 2018, the outstanding balance under the capital lease was $1.0 million and is included in Other current liabilities, net and Other long-term liabilities on our consolidated balance sheets. Future payment obligations, including interest, under the capital lease are $124,000, $496,000 and $413,000 for the rest of 2018, 2019 and 2020, respectively.

6. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of September 30, 2018, are as follows (in thousands):

Payments due by period
2018 (Remainder)	$1,757
2019	7,446
2020	5,648
2021	6,038
2022	6,156
Thereafter	17,515
$44,560

Rental expense for operating leases totaled $1.9 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and $5.3 million and $7.0 million for the nine months ended September 30, 2018 and 2017, respectively.

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

On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third-party vendors of products and services sold to us are contractually obligated to indemnify us, and we have tendered defense of the case to an indemnitor who accepted the defense. On April 21, 2016, the court entered an order partially dismissing the claims against us. On May 4, 2016, the plaintiff filed an amended complaint, and we filed our answer. No estimate of the possible loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

On September 20, 2018, a jury returned a verdict against us in our Delaware unclaimed property case, which is expected to result in a judgment against us in the amount of approximately $7.3 million (for certain unredeemed gift card balances, treble damages, and penalties) plus attorneys’ fees and costs. Our estimated liability for these amounts has been included in Accrued liabilities as of September 30, 2018 and the expense associate with these litigation charges are included in general and administrative expense in our consolidated statement of operations for the three and nine months ended September 30, 2018. William French ("French") and the State of Delaware ("Delaware") sued us, along with numerous other defendants, in the Superior Court of the State of Delaware for alleged violations of Delaware's unclaimed property laws. French and Delaware alleged that we knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. We intend to file an appeal once the judgment has been entered by the court.

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

On July 7, 2017, the State of Wyoming sued us along with five other defendants in the Second Judicial District Court of Wyoming. Wyoming alleged that U.S. constitutional law should be revised to permit Wyoming to require out-of-state e-commerce retailers to collect and remit sales tax in Wyoming in accordance with Wyoming's sales tax statute. After the U.S. Supreme Court’s ruling in our South Dakota case listed above, we began collecting sales tax in Wyoming. Wyoming’s statute does not require us to pay sales tax retroactively. The Wyoming case has not yet been dismissed.

On August 28, 2017, the State of Indiana sued us along with one other defendant in the Superior Court of Indiana, Marion County. Indiana alleged that U.S. constitutional law should be revised to permit Indiana to require out-of-state e-commerce retailers to collect and remit sales tax in Indiana in accordance with Indiana's sales tax statute. After the U.S. Supreme Court’s ruling in our South Dakota case listed above, we began collecting sales tax in Indiana. Indiana’s statute does not require us to pay sales tax retroactively. The Indiana case was dismissed August 16, 2018.

In February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. We are cooperating fully with the SEC in connection with its investigation.

tZERO's broker-dealer subsidiaries are, and any broker-dealer subsidiaries that it acquires or forms in the future will be, subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. Each of SpeedRoute and PRO Securities is registered with the SEC as a broker-dealer under the Exchange Act and in the states in which it conducts securities business and is a member of FINRA and other SROs (as applicable). In addition, PRO Securities owns and operates the PRO Securities ATS, which is registered with the SEC as an alternative trading system. Each of SpeedRoute and PRO Securities is subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which it is registered or licensed or of which it is a member. On February 22, 2018, the SEC's New York Regional Office notified PRO Securities that it is conducting an examination of PRO Securities, and on March 6, 2018 the SEC's Boston Regional Office notified tZERO Advisors that it is conducting an examination of tZERO Advisors. These examinations remain open.

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

We have recognized liabilities for contingencies deemed probable and estimable totaling $10.3 million and $608,000 at September 30, 2018 and December 31, 2017, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

8. STOCKHOLDERS' EQUITY

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends declared by the Board of Directors out of funds legally available, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have ever been declared or paid on our common stock.

Preferred Stock

Each share of Series A Preferred and each share of Series B Preferred (collectively the "preferred shares") is intended to have voting and dividend rights similar to those of one share of common stock. Preferred shares rank senior to common stock with respect to dividends. Holders of the preferred shares will be entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds of the Company legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the preferred shares are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2017.

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

JonesTrading Sales Agreement

In August 2018, we entered into a sales agreement with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted "at the market" public offerings of our common stock during the quarter ended September 30, 2018 and may conduct additional "at the market" public offerings of our common stock from time to time. Under the sales agreement, JonesTrading, acting as our agent, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the sales agreement, but expect to do so from time to time. We will pay JonesTrading up to a 2.0% sales commission on all sales. The sales agreement contemplates sales of up to $150 million of our common stock over a period of up to three years. As of September 30, 2018, we had sold 2,883,344 shares of our common stock pursuant to the sales agreement and have received $94.6 million in proceeds, net of $2.6 million of offering costs, including commissions paid to JonesTrading. The average price per share of stock sold pursuant to the sales agreement during the quarter ended September 30, 2018, excluding offering costs, was $33.71.

JonesTrading Standby Equity Agreement

In August 2018 we also entered into a standby equity underwriting agreement with JonesTrading. We did not sell any shares under the standby equity underwriting agreement, and the agreement terminated in accordance with its terms during the quarter ended September 30, 2018. Under the standby underwriting agreement, we had the right, but no obligation, to sell up to $50 million of our common stock to JonesTrading, as underwriter, for sale to the public in a firm commitment public offering. We paid a 1% commitment fee to JonesTrading for entering into the underwriting agreement.

GSR Agreements

As previously announced, in August 2018, Overstock signed a Token Purchase Agreement with GSR Capital Ltd., a Cayman Islands exempted company ("GSR"), and a term sheet contemplating a sale of Overstock common stock to GSR. Concurrently, tZERO signed a term sheet contemplating a sale of tZERO common stock to GSR.

The Token Purchase Agreement sets forth the terms on which GSR agreed to purchase, for $30 million, on May 6, 2019 or such other date as may be agreed by the parties, security tokens at a price of $6.67 per security token. These security tokens were issued by tZERO to Overstock in satisfaction of $30 million of tZERO's indebtedness to Overstock. We may be required to obtain additional tokens in order to fulfill our obligations under the agreement. The agreement states that the obligations of GSR to complete the transaction described will be subject to conditions, some of which are unidentified.

Overstock, tZERO and GSR are currently negotiating definitive agreements for GSR's purchase of Overstock common stock and tZERO common stock. Although we continue to negotiate the terms, GSR has proposed purchasing fewer shares and at a lower price per share than those described in the Overstock term sheet. We believe that if a definitive agreement is reached regarding the purchase of tZERO shares, the terms, including the post money valuation of tZERO, may be less favorable than those described in the tZERO term sheet. Both the Overstock and tZERO term sheets constitute binding agreements for the parties to negotiate in good faith the terms of the transaction documents; however, the obligation to negotiate in good faith terminates on December 15, 2018, if any of the closing conditions, one of which is the negotiation, execution and delivery of mutually acceptable transaction documents, have not been satisfied. While we expect to complete these transactions, there can be no assurance that Overstock, tZERO or GSR will enter into definitive agreements regarding either of the proposed transactions.

9. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including stock options and restricted stock. Stock-based compensation expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Overstock restricted stock awards	$1,779	$1,015	$6,863	$3,000
Medici Ventures stock options	138	9	273	9
tZERO equity awards	329	—	4,518	—
Total stock-based compensation expense	$2,246	$1,024	$11,654	$3,009

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

The following table summarizes restricted stock award activity during the nine months ended September 30, 2018 (in thousands):

	Nine months ended September 30, 2018
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	540	$17.05
Granted at fair value	360	68.85
Vested	(226)	17.29
Forfeited	(109)	43.63
Outstanding—end of period	565	$44.82

Medici Ventures stock options

The Medici Ventures, Inc. 2017 Stock Option Plan provides for the grant of options to employees and directors of and consultants to Medici Ventures to acquire up to 10% of the authorized shares of Medici Ventures' common stock. During the nine months ended September 30, 2018, Medici Ventures granted 19,700 stock options with a cumulative grant date fair value of $1.7 million which vest over a three year period. During the year ended December 31, 2017, Medici Ventures granted 74,750 stock options to certain Medici Ventures and Overstock employees with a cumulative grant date fair value of $91,000 which will be expensed on a straight-line basis over the vesting period of three years.

tZERO equity awards

The tZERO.com 2017 Equity Incentive Plan provides for grant of options to employees and directors of and consultants to tZERO to acquire up to 5% of the authorized shares of tZERO's common stock. In January 2018, tZERO granted stock awards under the equity incentive plan for an aggregate of approximately 1.0% of tZERO's common stock all of which vested on January 23, 2018. In January 2018, tZERO recognized $4.0 million in compensation expense associated with these awards, which was the entire estimated fair value at the grant date. Accordingly, there is no expense to be recognized in future periods related to these awards. As a result of these vested awards, our indirect ownership interest in tZERO was reduced from 81% to approximately 80%. During the nine months ended September 30, 2018, tZERO granted awards to acquire 382 shares of its stock with a cumulative grant date fair value of $3.1 million which will be expensed on a straight-line basis over the vesting period of two to three years. No awards were issued during the year ended December 31, 2017.

10. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. We determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. Our Retail business consists of our Direct and Partner reportable segments. We use gross profit as the measure to determine our reportable segments because there is not discrete financial information available below gross profit for our Direct and Partner segments. As a result, our Medici business is not significant as compared to our Direct and Partner segments and is included in Other. Our Other segment consists of Medici Ventures and its subsidiaries, including tZERO. Although our Direct and Partner segments both relate to our Retail business, we do not combine these segments because they have dissimilar economic characteristics, such as gross profit margins. We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the three and nine months ended September 30, 2018 and 2017.

The following table summarizes information about reportable segments for three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,
	Direct	Partner	Retail Total	Other	Total
2018
Revenue, net	$15,424	$420,351	$435,775	$4,805	$440,580
Cost of goods sold	16,205	334,446	350,651	3,213	353,864
Gross profit	$(781)	$85,905	$85,124	$1,592	$86,716
Operating expenses			124,571	9,977	134,548
Interest and other expense, net (1)			(515)	(1,051)	(1,566)
Pre-tax loss			(39,962)	(9,436)	(49,398)
Provision for (benefit from) income taxes			(155)	14	(141)
Net loss (2)			$(39,807)	$(9,450)	$(49,257)

2017
Revenue, net	$19,645	$400,419	$420,064	$3,943	$424,007
Cost of goods sold	19,577	318,121	337,698	2,634	340,332
Gross profit	$68	$82,298	$82,366	$1,309	$83,675
Operating expenses			90,592	4,958	95,550
Interest and other income (expense), net (1)			5,375	(17)	5,358
Pre-tax loss			(2,851)	(3,666)	(6,517)
Benefit from income taxes			(3,993)	(1,419)	(5,412)
Net income (loss) (2)			$1,142	$(2,247)	$(1,105)

	Nine months ended September 30,
	Direct	Partner	Retail Total	Other	Total
2018
Revenue, net	$46,409	$1,307,045	$1,353,454	$15,590	$1,369,044
Cost of goods sold	45,649	1,039,834	1,085,483	11,233	1,096,716
Gross profit	$760	$267,211	$267,971	$4,357	$272,328
Operating expenses			399,540	41,550	441,090
Interest and other income (expense), net (1)			654	(1,966)	(1,312)
Pre-tax loss			(130,915)	(39,159)	(170,074)
Benefit from income taxes			(283)	(162)	(445)
Net loss (2)			$(130,632)	$(38,997)	$(169,629)

2017
Revenue, net	$64,572	$1,211,536	$1,276,108	$12,358	$1,288,466
Cost of goods sold	61,687	963,310	1,024,997	8,716	1,033,713
Gross profit	$2,885	$248,226	$251,111	$3,642	$254,753
Operating expenses			264,455	14,217	278,672
Interest and other income (expense), net (1)			5,490	(4,428)	1,062
Pre-tax loss			(7,854)	(15,003)	(22,857)
Benefit from income taxes			(3,280)	(4,447)	(7,727)
Net loss (2)			$(4,574)	$(10,556)	$(15,130)
__________________________________________

(1)
 — Excludes intercompany transactions eliminated in consolidation, which consist primarily of service fees and interest. The net amounts of these intercompany transactions were $539,000 and $403,000 for the three months ended September 30, 2018 and 2017, respectively, and $3.0 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.

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

For the three and nine months ended September 30, 2018 and 2017, substantially all of our sales revenues were attributable to customers in the United States. At September 30, 2018 and December 31, 2017, substantially all our fixed assets were located in the United States.

11. BROKER DEALERS

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

SpeedRoute and Pro Securities are subject to the SEC's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At September 30, 2018, SpeedRoute had net capital of $873,707, which was $746,775 in excess of its required net capital of $126,932 and SpeedRoute's net capital ratio was 2.18 to 1. At September 30, 2018, Pro Securities had net capital of $55,572 which was $50,572 in excess of its required net capital of $5,000 and Pro Securities net capital ratio was 0.34 to 1. At December 31, 2017, SpeedRoute had net capital of $334,848, which was $233,485 in excess of its required net capital of $101,363 and SpeedRoute's net capital ratio was 4.5 to 1. At December 31, 2017, PRO Securities had net capital of $24,175, which was $19,175 in excess of its required net capital of $5,000 and PRO Securities net capital ratio was 1.3 to 1.

SpeedRoute and Pro Securities did not have any securities owned or securities sold, not yet purchased at September 30, 2018 and December 31, 2017, respectively.

12. RELATED PARTY TRANSACTIONS

PCL L.L.C. term loan repayment

On November 6, 2017, we entered into a loan agreement with PCL L.L.C., an entity directly or indirectly wholly-owned by the mother and brother of our President and Chief Executive Officer, Dr. Patrick M. Byrne ("Dr. Byrne"). The agreement provides for a $40.0 million term loan (the "PCL Loan") which carries an annual interest rate of 8.0%. On May 8, 2018, our Board of Directors approved a prepayment of the PCL Loan and we repaid the entire outstanding balance under the loan plus accrued interest.

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

Bitsy Agreement

In July 2018, Medici Ventures entered into a stock purchase agreement with Bitsy, Inc. ("Bitsy") to acquire an additional 25% equity interest in Bitsy for $3.0 million and $1.5 million worth of Overstock.com common stock (47,378 shares). Subsequent to the purchase, Medici Ventures holds a 33% interest in Bitsy. Bitsy is a U.S.-based startup company founded and 25% owned by Medici Ventures' chief operating officer and general counsel, Steve Hopkins. Bitsy plans to build a regulatory-compliant bridge between the U.S. Dollar and cryptocurrencies and offer our customers the ability to purchase cryptocurrencies on or through the Bitsy app and our Website.

Chainstone Labs

In September 2018, Medici Ventures entered into a stock purchase agreement with Chainstone Labs, Inc. ("Chainstone") to acquire a 29% equity interest in Chainstone for $3.6 million. Chainstone is a U.S.-based startup company founded and 71% owned by a Board member of Medici Ventures, Bruce Fenton. Chainstone is focused on blockchain, tokenization of securities, and decentralized asset management.

Medici Land Governance

Medici Land Governance Inc., a Delaware public benefit corporation ("MLG"), was recently formed by Medici Ventures with Dr. Byrne. Pursuant to the Subscription Agreements dated September 21, 2018, Medici Ventures contributed certain of its assets, including intellectual property relating to technologies regarding land governance and property rights, to MLG in exchange for 510,000 shares of MLG common stock and at the same time Dr. Byrne personally contributed $6.7 million in cash to MLG in exchange for 390,000 shares of MLG common stock. At the same time MLG, Medici Ventures and Dr. Byrne entered into a Stockholders Agreement dated September 21, 2018 regarding MLG (the "MLG Stockholder Agreement"). The MLG Stockholder Agreement restricts the transfer of the shares held by Medici Ventures and Dr. Byrne, creates rights of first refusal in favor of MLG, Medici Ventures and Dr. Byrne to acquire shares to be sold by Medici Ventures or Dr. Byrne, creates purchase rights in favor of MLG and Medici Ventures in the event of the death or incapacity of Dr. Byrne, creates preemptive rights in favor of MLG and Medici Ventures if MLG proposes to sell capital stock to any other person (subject to certain exceptions), provides for voting for board members, and requires a supermajority consent of the stockholders for any sale of MLG or substantially all of its assets, merger, consolidation, or other transaction having substantially the same effect.

As a result of the transactions described above, Medici Ventures holds approximately 57% of the outstanding capital stock of MLG, and Dr. Byrne, our President and Chief Executive Officer, a member of our board of directors and our largest stockholder, holds approximately 43% of the outstanding capital stock of MLG. Dr. Byrne is also a member of the board of directors of MVI and is a member of the board of directors of MLG.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
This Report on Form 10-Q and the documents incorporated herein by reference, as well as our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our financial condition, liquidity, results of operations, earnings outlook and prospects. You can find many of these statements by looking for words such as "may," "would," "could," "should," "will," "expect,"

"anticipate," "predict," "project," "potential," "continue," "contemplate," "seek," "assume," "believe," "intend," "plan," "forecast," "goal," "estimate," or other similar expressions which identify these forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and business, and on management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to assumptions, risks and uncertainties that are difficult to predict, and that actual results may be materially different from the results expressed or implied by any of our forward-looking statements. We claim the protection of the safe harbor provided by the Private Securities Litigation Reform Act of 1995, as amended, for all such forward-looking statements.
Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly any revisions to any forward-looking statements made or incorporated by reference in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the risks set forth in the "Risk Factors" section of this report, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 and the risks described in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018. Our forward-looking statements include all statements other than statements of historical fact including, without limitation, all statements regarding:

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

•
our expectation that if we sell our e-commerce business for cash and retain the after-tax proceeds of the sale, we would return a portion of the after-tax proceeds to our stockholders within 12 months after any such sale, by means of a stock repurchase program, dividend, one or more issuer tender offers or other means;

•
all statements of our expectations regarding the "Capital on Demand" Sales Agreement we have entered into with JonesTrading Institutional Services LLC, including any statement about our ability to raise additional capital pursuant to such agreement;

•	all statements of our expectations regarding the term sheets we and tZERO signed with GSR Capital in August 2018 and the Token Purchase Agreement we signed with GSR Capital in August 2018;

•	our expectations regarding the effects on us of the recent Tax Cuts and Jobs Act;

•
our expectations regarding the costs, benefits and risks of Medici Ventures' efforts to develop blockchain applications and tZERO's efforts to develop financial technology ("fintech") applications, including applications using blockchain technology and how effectively that technology will be adopted, and including our expectations regarding the costs, benefits and risks of the operations of tZERO;

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

•
our expectations regarding Medici Ventures' funding of efforts to create a system to help areas of the world that lack reliable widely-recognized land-titling and record-keeping processes implement blockchain-based systems for doing so;

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

•	our future capital requirements and our ability to satisfy our capital needs;

•	the adequacy of our liquidity and our ability, if any, to increase our liquidity or capital resources through traditional capital raising or otherwise;

•	tZERO's plans, including without limitation its plans to develop its Token Trading System and all statements about tZERO's plans and expectations regarding tZERO's joint venture with Box Digital;

•	whether the tZERO Token Trading System will be able to comply with SEC rules and regulations;

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

•
our beliefs regarding current or future litigation or regulatory actions or fines, including our expectations regarding the investigation the Division of Enforcement of the Securities and Exchange Commission is conducting and its request for information and documents related to tZERO and the tZERO security token offering;

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

•
the possibility that we may sell our e-commerce business for cash and retain some or all of the after-tax proceeds of the sale for use in our blockchain initiatives, which could result in our stockholders owning equity interests in a publicly-held corporation seeking to develop entirely new businesses and revenue streams, without the benefits of our current e-commerce business and the approximately $1.7 billion it generates in annual net revenues but with most if not all of the expenses of operating a publicly-held corporation;

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

•
the possibility that we will be unable to raise the amount of capital we may need to continue funding both our e-commerce business losses and our blockchain initiatives as contemplated by the GSR term sheets or otherwise;

•	the possibility that the recent Tax Cuts and Jobs Act will have adverse effects on us in addition to those we have already identified;

•	the possibility that the proceeds of the tZERO security token offering might be treated as income to us for federal income tax purposes;

•	the possibility that the tZERO security token offering could result in claims against tZERO and/or us;

•
the effects of changes we have recently made and of additional changes we may make in the future to the amount of our sales and marketing expenditures, which could continue to have an adverse effect on our near-term financial results as they did in the first nine months of 2018;

•	the costs of, and difficulties we have encountered and may continue to encounter with, the implementation of our strategies for our e-commerce business;

•
the possibility that we may be unable to fund our plans for sales and marketing activities, additional new distribution facilities, our technology platforms, our Club O rewards program, our private label strategy, and other e-commerce initiatives, and also continue to fund our blockchain initiatives at the level we think appropriate;

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

•
the fact that tZERO necessarily allocates its limited resources among the projects it is pursuing, and at present has re-allocated developers from working on its DLR Software to working on other projects, and at present does not have an agreement with a retail broker-dealer that will be necessary for the operation of the DLRs;

•
the difficulties tZERO will face in attempting to market its DLR Software, and the possibility that we and/or tZERO have overestimated the demand for, and/or the size of the intended market for the DLR Software or may face regulatory issues related to the DLR Software;

•
the substantial technical, operational, financial, regulatory, legal, marketing and other obstacles to tZERO's plans to create and launch a U.S. national exchange with regulatory approval to trade security tokens, including any difficulties tZERO may have with its joint venture with Box Digital;

•	the difficulties tZERO will face in attempting to generate revenues from blockchain-based applications of any nature;

•	Medici Ventures' current business model of providing the services of its developers at Medici Ventures' cost to companies in which Medici Ventures owns an interest;

•
any difficulties we may have with the interests in other companies that we or Medici Ventures or tZERO may own or acquire in the future, including any additional impairment charges we may recognize with respect to any of them;

•
the substantial obstacles Medici Ventures faces in connection with its efforts to fund the creation of a system to help areas of the world that lack reliable widely-recognized land-titling and record-keeping processes implement blockchain-based systems for doing so, including the substantial difficulties it may encounter with persons who benefit from existing locally-recognized systems currently in use in many places;

•	any liability or expense we may incur as a result of our interests in other companies, whether as a result of regulatory issues or otherwise;

•
the current downturn in portions of the U.S. housing market, which at least one article published in late July 2018 by a nationally-recognized online news service said "appears to be headed for the broadest slowdown in years," and any broader or deeper downturn in the U.S. housing market or other changes in U.S. and global economic conditions or U.S. consumer spending;

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

•
any claims we may face regarding cyber security issues or data breaches or difficulties we encounter regarding Internet or other infrastructure or communications impairment problems or the costs of preventing or responding to any such problems, including cyber security issues or data breaches that could result from cyber security issues or data breaches at companies with which we do business or at companies with which our customers do business;

•
any problems with or affecting our payment card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the payment card processors or any difficulties we may have maintaining compliance with the rules of the payment card processors;

•
any future substantial decrease in our liquidity, whether as a result of our e-commerce business operations, our blockchain or fintech initiatives, or as a result of the expenses or results of governmental inquiries or investigations or litigation or other claims against us, and the possibility that we will be unable to obtain financing or any other source of liquidity adequate to enable us to continue our operations;

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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above or elsewhere in this report and the risks described in our Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 15, 2018 and those described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 8, 2018, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on August 9, 2018, especially under the headings "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement in this report. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.
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

In late 2014, we began working on initiatives to develop and advance blockchain technology, which we refer to collectively as Medici. As part of our Medici initiatives, we have formed a wholly-owned subsidiary Medici Ventures, Inc. ("Medici Ventures") and acquired a majority interest in a financial technology company and two related registered broker dealers which are owned by our majority-owned subsidiary tZERO Group, Inc. ("tZERO"), formerly tØ.com, Inc. In 2015, we were the first public company to issue a private security using blockchain technology and in December 2016, as a demonstration of our technology, we issued publicly traded blockchain preferred shares of Overstock.com, Inc. Medici Ventures also holds minority interests in several blockchain technology companies. Medici Ventures has assembled a core blockchain development group of software engineers, developers, and other technologists that provide services to the blockchain community on a contract basis as requested, including the companies in which we hold a minority interest. In 2018, tZERO acquired majority-ownership interests in a registered investment adviser entity and an accredited investor verification entity and further purchased minority interests in multiple financial services companies, including an equity interest in a joint venture with BOX Digital Markets LLC to pursue the development of the first U.S. security token exchange.

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

We have organized our retail business (sales of product offered through the Shopping Section of our Website) into two principal segments-a "direct" business and a "partner" business. Our retail direct business includes sales made to individual consumers and businesses from our owned inventory and that are fulfilled primarily from our warehouses in Salt Lake City, Utah, Carlisle, Pennsylvania, and Kansas City, Kansas.

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

Medici business

Our Medici business initiatives seek to leverage the security, transparency and immutability of cryptographically protected, distributed ledgers, such as blockchains, and are focused on solving important problems, including financial transaction issues, particularly in the areas of securities settlement, commercial blockchain applications, capital markets applications, digital currency, money and banking applications, compliance, personal identity, voting, supply chain, social media, and property and land applications. Our wholly-owned subsidiary, Medici Ventures, conducts its primary business through its majority-owned subsidiary tZERO, which includes a financial technology company, two related registered broker dealers, a registered investment advisor, and an accredited investor verification company. tZERO also holds minority interests in multiple financial services companies, including an equity interest in a joint venture with BOX Digital Markets LLC to pursue the development of the first U.S. security token exchange.

As described further in Item 1 of Part I, "Financial Statements (Unaudited)"—Note 10. Business Segments, we determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. As described above, our Retail business consists of our Direct and Partner reportable segments. We use gross profit as the measure to determine our reportable segments because there is not discrete financial information available below gross profit for our Direct and Partner segments. As a result, our Medici business risk is not significant as compared to our Direct and Partner segments and is included in Other. Our Other segment consists of Medici Ventures and its subsidiaries, including tZERO.

Recent tZERO Business Developments

An important part of tZERO's strategy is to buy, build, or partner with other entities in order to aggregate all the necessary components to have end-to-end ownership of the first fully regulated security token trading, clearing and settlement platform. As previously announced in early 2018, tZERO purchased a 24% equity interest in StockCross Financial Services, Inc. ("StockCross"), which is an affiliate of Siebert Financial Corp. ("Siebert"), and an interest in Siebert, for $12 million. tZERO also purchased a 1% interest in Kennedy Cabot Acquisition, the majority stockholder of Siebert, and an interest in Siebert, for $1 million. Our equity interest in StockCross was a step toward achieving our strategy by adding a partner with the custodial and clearing functionality of a U.S. DTCC member firm. We also intended to enter into definitive agreements with StockCross to act as an Introducing Broker and Clearing Broker for security token trading. tZERO has decided not to enter into a definitive agreement with StockCross for security token trading. tZERO anticipates that StockCross may license tZERO's Digital Locate Receipt software upon agreement of mutually acceptable terms. tZERO expects that the stock loan agreement currently in place between StockCross and tZERO's subsidiary SpeedRoute will remain in place.

In addition, as previously announced in early 2018, tZERO entered into a letter of intent contemplating that tZERO would acquire 81% of the outstanding membership interests of Weeden Prime Services, LLC ("WPS"), a U.S. registered broker-dealer, for $18 million through a series of transactions beginning in the third quarter of 2018. tZERO has also decided not to enter into a definitive agreement with WPS. Accordingly, in October 2018, tZERO notified these parties that it no longer intends to pursue such agreements.

During the third quarter of 2018, tZERO began evaluating alternative strategic relationships that may replace one or more roles tZERO expected StockCross to fulfill. tZERO believes it has identified suitable candidates to perform these roles but has not yet entered into definitive agreements with those parties. Management of tZERO will continue to devote time and resources to identify the necessary components for tZERO's trading ecosystem and enter into appropriate licensing and/or other contractual arrangements with one or more entities. Doing so will likely require capital and may cause delays to the development and launch of tZERO's planned trading platform.

tZERO and StockCross, including their affiliates, have a number of business relationships, and the resolution of some of those relationships are undetermined at this time but could include tZERO's sale of its equity interest in StockCross and its affiliates, and/or the possibility of entering into new business relationships with StockCross under terms not previously considered. At present, tZERO expects that the stock loan agreement currently in place between StockCross and tZERO’s subsidiary SpeedRoute will remain in place through its expiration date of March 31, 2019. tZERO does not currently expect the foregoing matters to affect the December 31, 2017 agreement among tZERO, SpeedRoute and Muriel Siebert & Co. Inc. ("Muriel Siebert") pursuant to which Muriel Siebert is currently advertising discounted online trading of U.S. equity securities on Overstock's website; however, revenues associated with such services are currently immaterial to Overstock.

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

Revenue in Q3 2018 increased 4% compared to Q3 2017. The growth in revenue was primarily driven by increased marketing expenses as we continued our strategy to more aggressively pursue revenue growth and new customers early in the quarter. However, we shifted our marketing strategy in early August as we sought to minimize losses, which tapered our revenue growth throughout the quarter. We also saw a 6% increase in average order size (excluding promotional activities) primarily due to a continued sales mix shift into home and garden products. These increases were partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and an increase in marketplace sales (for which we record only our commission as revenue). While our marketing spend efficiency has improved significantly during Q3 2018, we continue to face challenges in our natural search marketing.

Gross profit in Q3 2018 increased 4% compared to Q3 2017 primarily as a result of revenue growth. Gross margin was 19.7% in Q3 2018, unchanged from Q3 2017. Gross margin was negatively impacted by increased promotional activities, but this was offset by a continued shift in sales mix into higher margin home and garden products and an increase in marketplace sales (for which we record only our commission as revenue).

Sales and marketing expenses as a percentage of revenue increased from 10.6% to 12.6% in Q3 2018 as compared to Q3 2017, primarily due to our effort to aggressively pursue increased revenue and new customers early in the quarter. This included significantly increased spending in the display ads on social media, sponsored search, and direct mail marketing channels, as well as increased staff-related costs.

Technology expenses in Q3 2018 increased $5.1 million compared to Q3 2017, primarily due to an increase in staff-related costs of $3.4 million and an increase in technology licenses and maintenance of $1.6 million.

General and administrative expenses in Q3 2018 increased $23.7 million compared to Q3 2017 primarily due to $10.8 million in special legal costs in Q3 2018 largely related to our gift card escheatment case in Delaware and capital raising efforts, a $5.1 million increase in staff-related costs, and a $3.2 million increase in consulting and outside services.

Liquidity

In Q3 2018, our consolidated cash and cash equivalents balance increased $29.8 million, from $152.2 million to $182.0 million, primarily as the result of cash inflows of $94.6 million, net of offering costs, from the sale of common stock under our "at the market" sales agreement with JonesTrading and a $6.7 million cash inflow from the capital contributions received by a consolidated subsidiary, Medici Land Governance, which was partially offset by cash outflows from operating activities of $50.2 million for the quarter and $14.1 million in cash outflows related to acquisitions of equity interests in other entities and $7.9 million in expenditures for fixed assets.

We continue to seek opportunities for growth in our retail business, through our Medici blockchain and financial technology initiatives, and through other means. As a result of these initiatives, we will continue to incur additional expenses and may purchase interests in, or make acquisitions of, other technologies or businesses. We anticipate that our initiatives may cause us to continue to incur losses in the foreseeable future. These losses, additional expenses, acquisitions or purchases may be material, and, coupled with existing marketing expense trends, and potential strategic changes in our retail business, may lead to increased consolidated losses in some periods, and to reduced liquidity. Additionally, we may recognize additional impairment charges from our ownership interests in other entities.

The balance of our Management's Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	3.5%	4.6%	3.4%	5.0%
Partner and other	96.5	95.4	96.6	95.0
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	3.7	4.6	3.3	4.8
Partner and other	76.6	75.6	76.8	75.4
Total cost of goods sold	80.3	80.3	80.1	80.2
Gross profit	19.7	19.7	19.9	19.8
Operating expenses:
Sales and marketing	12.6	10.6	16.6	9.8
Technology	7.7	6.8	7.1	6.7
General and administrative	10.3	5.1	8.5	5.2
Total operating expenses	30.5	22.5	32.2	21.6
Operating loss	(10.9)	(2.8)	(12.3)	(1.9)
Other income (expense), net	(0.4)	1.3	(0.1)	0.1
Loss before income taxes	(11.2)	(1.5)	(12.4)	(1.8)
Benefit from income taxes	—	(1.3)	—	(0.6)
Consolidated net loss	(11.2)%	(0.3)%	(12.4)%	(1.2)%

Comparisons of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017, and Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

Revenue

The following table reflects our net revenues for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue, net
Direct	$15,424	$19,645	$(4,221)	(21.5)%	$46,409	$64,572	$(18,163)	(28.1)%
Partner and other	425,156	404,362	20,794	5.1	1,322,635	1,223,894	98,741	8.1
Total revenue, net	$440,580	$424,007	$16,573	3.9%	$1,369,044	$1,288,466	$80,578	6.3%

The increased total net revenue for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily driven by increased marketing expenses as we continued our strategy to more aggressively pursue revenue growth and new customers early in the quarter. However, we shifted our marketing strategy in early August as we sought to minimize losses, which tapered our revenue growth throughout the quarter. We also saw a 6% increase in average order size (excluding promotional activities) primarily due to a continued sales mix shift into home and garden products. These increases were partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and an increase in marketplace sales (for which we record only our commission as revenue). While our marketing spend efficiency has improved significantly during Q3, we continue to face challenges in our natural search marketing.

The increased total net revenue for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily driven by increased marketing expenses as we more aggressively pursued revenue growth and new customers. Our increased marketing expenses resulted in a 5% increase in orders, and we also saw a 6% increase in average order size (excluding promotional activities) primarily due to a continued sales mix shift into home and garden products. These increases were partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and an increase in marketplace sales (for which we record only our commission as revenue).

The decreased direct revenue for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to a decrease in direct sales of home and garden products.

The decreased direct revenue for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to a decrease in direct sales of home and garden and clothing products, and increased promotional activities.

The increase in partner revenue for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily driven by increased marketing expenses and an increase in partner sales of home and garden products. This increase was partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions and an increase in marketplace sales (for which we record only our commission as revenue).

The increase in partner revenue for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily driven by increased marketing expenses and an increase in partner sales of home and garden products. This increase was partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions and an increase in marketplace sales (for which we record only our commission as revenue).

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

International net revenues were less than 3% of total net revenues for the three and nine months ended September 30, 2018 and 2017.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(14,450)	$(1,532)
1	$(5,967)	$(624)
As reported	As reported	As reported
-1	$5,048	$483
-2	$9,361	$905

Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our direct business and partner business; changes in supplier cost and / or sales price; competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue, net
Direct	$15,424	$19,645	$(4,221)	(21.5)%	$46,409	$64,572	$(18,163)	(28.1)%
Partner and other	425,156	404,362	20,794	5.1	1,322,635	1,223,894	98,741	8.1
Total net revenue	$440,580	$424,007	$16,573	3.9%	$1,369,044	$1,288,466	$80,578	6.3%
Cost of goods sold
Direct	$16,205	$19,577	$(3,372)	(17.2)%	$45,649	$61,687	$(16,038)	(26.0)%
Partner and other	337,659	320,755	16,904	5.3	1,051,067	972,026	79,041	8.1
Total cost of goods sold	$353,864	$340,332	$13,532	4.0%	$1,096,716	$1,033,713	$63,003	6.1%
Gross Profit
Direct	$(781)	$68	$(849)	(1,249)%	$760	$2,885	$(2,125)	(73.7)%
Partner and other	87,497	83,607	3,890	4.7	271,568	251,868	19,700	7.8
Total gross profit	$86,716	$83,675	$3,041	3.6%	$272,328	$254,753	$17,575	6.9%

Gross margins for the past seven quarterly periods and fiscal year ending 2017 were:

	Q1 2017	Q2 2017	Q3 2017	Q4 2017	FY 2017	Q1 2018	Q2 2018	Q3 2018
Direct	8.2%	4.3%	0.3%	(2.3)%	3.0%	9.2%	0.3%	(5.1)%
Partner and other	20.8%	20.3%	20.7%	19.7%	20.3%	21.5%	19.6%	20.6%
Combined	20.1%	19.5%	19.7%	18.8%	19.5%	21.1%	19.0%	19.7%

Gross profit for the three months ended September 30, 2018 increased 4% compared to the same period in 2017 primarily as a result of increased revenue. Gross margin was 19.7% for the three months ended September 30, 2018, unchanged from the same period in 2017. Gross margin was negatively impacted by increased promotional activities, but this was offset by a continued shift in sales mix into higher margin home and garden products and an increase in marketplace sales (for which we record only our commission as revenue).

Gross profit for the nine months ended September 30, 2018 increased 7% compared to the same period in 2017 as a result of increased revenue and increased gross margin. Gross margin increased to 19.9% for the nine months ended September

30, 2018 compared to 19.8% for the same period in 2017. This increase in gross margin was primarily due to a continued shift in sales mix into higher margin home and garden products and an increase in marketplace sales (for which we record only our commission as revenue), partially offset by increased promotional activities.

The 541 basis point decrease in direct gross margin for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to increased promotional activities.

The 283 basis point decrease in direct gross margin for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to increased promotional activities, partially offset by a shift in sales mix into higher margin home and garden products.

The 10 basis point decrease in partner gross margin for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to increased promotional activities, partially offset by a continued shift in sales mix into higher margin home and garden products and an increase in marketplace sales (which we recognize on a net basis).

The 5 basis point decrease in partner gross margin for the nine months ended September 30, 2018, as compared to the same period in 2017 was primarily due to increased promotional activities, partially offset by a continued shift in sales mix into higher margin home and garden products and an increase in marketplace sales (which we recognize on a net basis).

Cost of goods sold includes stock-based compensation expense of $41,000 and $46,000 for the three months ended September 30, 2018 and 2017, respectively, and $152,000 and $134,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
Total revenue, net	$440,580	100%	$424,007	100%	$1,369,044	100%	$1,288,466	100%
Cost of goods sold
Product costs and other cost of goods sold	334,156	76%	321,678	76%	1,039,518	76%	977,827	76%
Fulfillment and related costs	19,708	4%	18,654	4%	57,198	4%	55,886	4%
Total cost of goods sold	353,864	80%	340,332	80%	1,096,716	80%	1,033,713	80%
Gross profit	$86,716	20%	$83,675	20%	$272,328	20%	$254,753	20%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained flat during the three and nine months ended September 30, 2018 as compared to the same periods in 2017.

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

The following table reflects our sales and marketing expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Sales and marketing expenses	$55,312	$45,153	$10,159	22.5%	$226,942	$126,068	$100,874	80.0%
Sales and marketing expenses as a percent of net revenues	12.6%	10.6%			16.6%	9.8%

The 191 basis point increase in sales and marketing expenses as a percentage of revenue for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to our effort to aggressively pursue increased revenue and new customers early in the quarter through significantly increased spending in the display ads on social media, sponsored search, and direct mail marketing channels, as well as increased staff-related costs.

The 679 basis point increase in sales and marketing expenses as a percentage of revenue for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to our effort to aggressively pursue increased revenue and new customers. This effort consisted of significantly increased spending in the sponsored search, display ads on social media, and television marketing channels, and continued through early August when we shifted our retail strategy to reduce these expenses. We also had a $7.9 million increase in staff-related costs, including $2.9 million at tZERO for employee severance and a special restricted stock grant which fully vested during Q1 2018.

Sales and marketing expenses include stock-based compensation expense of $277,000 and $109,000 for the three months ended September 30, 2018 and 2017, respectively, and $1.5 million and $318,000 for the nine months ended September 30, 2018 and 2017, respectively. The increase during the nine months ended September 30, 2018 was primarily due to $600,000 of expense related to the tZERO equity awards granted, vested, and fully expensed in January 2018.

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

The following table reflects our technology expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Technology expenses	$33,880	$28,746	$5,134	17.9%	$97,597	$85,982	$11,615	13.5%
Technology expenses as a percent of net revenues	7.7%	6.8%			7.1%	6.7%

The $5.1 million increase in technology costs for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to an increase in staff-related costs of $3.4 million and an increase in technology licenses and maintenance of $1.6 million.

The $11.6 million increase in technology costs for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to an increase in staff-related costs of $9.7 million, and an increase in technology licenses and maintenance costs of $4.9 million, partially offset by a decrease in depreciation expense of $2.8 million.

Technology expenses include stock-based compensation expense of $583,000 and $166,000 for the three months ended September 30, 2018 and 2017, respectively, and $1.7 million and $476,000 for the nine months ended September 30, 2018 and 2017, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative expenses	$45,356	$21,651	$23,705	109.5%	$116,551	$66,622	$49,929	74.9%
General and administrative expenses as a percent of net revenues	10.3%	5.1%			8.5%	5.2%

The $23.7 million increase in general and administrative expenses for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to $10.8 million in special legal costs in Q3 2018, related to our gift card escheatment case in Delaware and capital raising efforts, a $5.1 million increase in staff-related costs, and a $3.2 million increase in consulting and outside services.

The $49.9 million increase in general and administrative expenses for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to an $18.7 million increase in legal costs largely related to our gift card escheatment case in Delaware and costs related to the tZERO SEC investigation and capital raising efforts, a $15.3 million increase in staff-related costs, and a $9.3 million increase in consulting and outside services. In addition, we had a $2.5 million increase in travel expenses, a $1.5 million increase in office and facilities expenses and a $1.2 million increase in impairments on cryptocurrencies.

General and administrative expenses include stock-based compensation expense of approximately $1.3 million and $703,000 for the three months ended September 30, 2018 and 2017, respectively, and $8.3 million and $2.1 million for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily due to $3.4 million of expense related to the tZERO equity awards granted, vested, and fully expensed in January 2018.

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of goods sold - direct	$85	$72	$252	$230
Technology	5,330	5,940	16,103	18,802
General and administrative	1,038	974	3,082	2,863
Total depreciation, including internal-use software and website development	$6,453	$6,986	$19,437	$21,895

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Technology	$885	$905	$2,534	$2,715
Sales and marketing	119	22	442	62
General and administrative	542	21	620	62
Total amortization of intangible assets other than goodwill	$1,546	$948	$3,596	$2,839

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2018 was ($1.8 million) as compared to $5.9 million in 2017. The decrease is primarily due to $5.5 million from gains on the sale of cryptocurrencies and precious metals in Q3 2017 that was not repeated in Q3 2018, a $1.0 million increase in equity method loss, a $692,000 decrease in Club O and gift card breakage which we began recognizing as a component of revenue in 2018 following the adoption of ASC 606, and a $584,000 increase in unrealized losses, including impairments, on equity securities that were recognized in Q3 2018.

Other income (expense), net for the nine months ended September 30, 2018 was ($1.5 million) as compared to $2.8 million for the same period in 2017. The decrease is primarily due to $5.5 million from gains on the sale of cryptocurrencies and precious metals in Q3 2017 that was not repeated in Q3 2018, a $1.9 million decrease in Club O and gift card breakage which we began recognizing as a component of revenue in 2018 following the adoption of ASC 606, and a $2.4 million increase in losses on equity method investments. These were partially offset by a $4.5 million decrease in impairment charges on equity securities, and a $1.3 million increase in unrealized gains, net of impairments, on equity securities.

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

Our benefit from income taxes for the nine months ended September 30, 2018 and 2017 was $445,000 and $7.7 million. The effective tax rate for the nine months ended September 30, 2018 and 2017 was 0.3% and 33.8%, respectively. The decrease in the effective tax rate is primarily attributable to the valuation allowance we are maintaining on our net deferred tax assets and a decrease in pre-tax income during the nine months ended September 30, 2018 as compared to the same period in 2017.

We have indefinitely reinvested foreign earnings of $1.3 million at September 30, 2018. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

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

Each quarter we assess the recoverability of our deferred tax assets under ASC 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended September 30, 2018 as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

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

The following table reflects our total net revenues for each of the quarters in 2018, 2017 and 2016 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	$445,331	$483,134	$440,580	$	N/A
2017	432,435	432,024	424,007		456,290
2016	413,677	418,540	441,564		526,182

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

We anticipate that our initiatives will cause us to incur additional losses in the foreseeable future. These losses, additional expenses, acquisitions or purchases may be material, and, coupled with existing marketing expense trends, and potential strategic changes in our retail business, may lead to increased consolidated losses in some periods, and to reduced liquidity.

Current sources of liquidity

We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. However, our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to achieve our business objectives, and could require us to decrease or cease funding initiatives we consider important in our retail business, our Medici business or both. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

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

In December 2017, tZERO launched an offering (the "security token offering") of the right to acquire tZERO Preferred Equity Tokens (the "tZERO Security Token") through a Simple Agreement for Future Equity ("SAFE"). The security token offering closed on August 6, 2018. As of September 30, 2018, tZERO has received $104.8 million in cumulative proceeds, net of withdrawals, and incurred $21.3 million of offering costs. On October 12, 2018, tZERO issued the tZERO Security Tokens in settlement of the SAFEs. The tZERO Security Tokens are subject to a 90 day trading lock-up period.
 In August 2018, we entered into a sales agreement with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted "at the market" public offerings of our common stock during the quarter ended September 30, 2018 and may conduct additional "at the market" public offerings of our common stock from time to time. Under the sales agreement, JonesTrading, acting as our agent, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the sales agreement, but expect to do so from time to time. We will pay JonesTrading up to a 2.0% sales commission on all sales. The sales agreement contemplates sales of up to $150 million of our common stock over a period of up to three years. As of September 30, 2018, we had sold 2,883,344 shares of our common stock pursuant to the sales agreement and have received $94.6 million in proceeds, net of $2.6 million of offering costs, including commissions paid to JonesTrading. The average price per share of stock sold pursuant to the sales agreement during the quarter ended September 30, 2018, excluding offering costs, was $33.71.
In August 2018, we also entered into a standby equity underwriting agreement with JonesTrading. We did not sell any shares under the standby equity underwriting agreement, and the agreement terminated in accordance with its terms during the quarter ended September 30, 2018. Under the standby underwriting agreement, we had the right, but no obligation, to sell up to $50 million of our common stock to JonesTrading, as underwriter, for sale to the public in a firm commitment public offering. We paid a 1% commitment fee to JonesTrading for entering into the underwriting agreement.

At September 30, 2018, our principal sources of liquidity are cash flows generated from operations, our existing cash and cash equivalents, and proceeds from the warrants, shares sold under the at the market offering, and tZERO's security token offering. At September 30, 2018, we had cash and cash equivalents of $182.0 million. The intramonthly balance of our cash and cash equivalents on hand fluctuates significantly, generally reaching the highest balance at the end of month and the lowest balances after the first and sixteenth of the month when we make our regular partner and supplier payments.

Contemplated Financing Transactions

As previously announced, in August 2018, Overstock signed a Token Purchase Agreement with GSR Capital Ltd., a Cayman Islands exempted company ("GSR"), and a term sheet contemplating a sale of Overstock common stock to GSR. Concurrently, tZERO signed a term sheet contemplating a sale of tZERO common stock to GSR.

The Token Purchase Agreement sets forth the terms on which GSR agreed to purchase, for $30 million, on May 6, 2019 or such other date as may be agreed by the parties, security tokens at a price of $6.67 per security token. These security tokens were issued by tZERO to Overstock in satisfaction of $30 million of tZERO's indebtedness to Overstock. We may be required to obtain additional tokens in order to fulfill our obligations under the agreement. The agreement states that the obligations of GSR to complete the transaction described will be subject to conditions, some of which are unidentified.

Overstock, tZERO and GSR are currently negotiating definitive agreements for GSR's purchase of Overstock common stock and tZERO common stock. Although we continue to negotiate the terms, GSR has proposed purchasing fewer shares and at a lower price per share than those described in the Overstock term sheet. We believe that if a definitive agreement is reached regarding the purchase of tZERO shares, the terms, including the post money valuation of tZERO, may be less favorable than those described in the tZERO term sheet. Both the Overstock and tZERO term sheets constitute binding agreements for the parties to negotiate in good faith the terms of the transaction documents; however, the obligation to negotiate in good faith terminates on December 15, 2018, if any of the closing conditions, one of which is the negotiation, execution and delivery of mutually acceptable transaction documents, have not been satisfied. While we expect to complete these transactions, there can be no assurance that Overstock, tZERO or GSR will enter into definitive agreements regarding either of the proposed transactions.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,		Twelve months ended September 30,
	2018	2017	2018	2017
Cash provided by (used in):
Operating activities	$(120,300)	$(62,448)	$(93,073)	$(7,445)
Investing activities	(89,508)	(14,368)	(93,100)	(28,649)
Financing activities	189,575	(13,884)	276,782	4,021

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

The $120.3 million of net cash used in operating activities during the nine months ended September 30, 2018 was primarily due to consolidated net loss of $169.6 million, partially offset by cash provided by operating assets and liabilities of $12.3 million, and certain non-cash items including depreciation and amortization expense of $23.0 million, stock-based compensation of $11.7 million, and impairment losses, net of realized gains, recognized on cryptocurrency holdings of $1.2 million.

The $62.4 million of net cash used in operating activities during the nine months ended September 30, 2017 was primarily due to consolidated net loss of $15.1 million, cash used in operating assets and liabilities of $68.5 million, and certain non-cash items including deferred income taxes of $8.7 million and other non-cash items of $1.5 million, partially offset by certain non-cash items including depreciation and amortization expense of $24.7 million, stock-based compensation of $3.0 million, impairments recognized on cost method investments of $4.5 million, and net of realized gains recognized on cryptocurrency holdings of $845,000.

Notwithstanding our current negative cash flows from operating activities, we believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. However, we also believe that we may need to raise additional capital and/or obtain significant additional debt financing to be able to fully pursue some or all of our plans, including plans for our retail business while also funding our Medici initiatives, beyond the next twelve months.

Cash flows from investing activities

For the nine months ended September 30, 2018, investing activities resulted in net cash outflows of $89.5 million primarily due to $43.7 million investment in equity securities, $12.9 million acquisition of businesses, net of cash acquired, $20.7 million of expenditures for fixed assets, and $9.6 million purchase of intangible assets.

For the nine months ended September 30, 2017, investing activities resulted in net cash outflows of $14.4 million primarily due to $20.9 million of expenditures for fixed assets and $4.2 million investment in equity securities, partially offset by $11.6 million in proceeds from the sale of precious metals.

Cash flows from financing activities

For the nine months ended September 30, 2018, financing activities resulted in net cash inflows of $189.6 million primarily due to $94.6 million of net proceeds from the sale of common stock under the at the market offering, $82.6 million of net proceeds from the security token offering, $50.6 million of proceeds from the sale and exercise of stock warrants, and $6.7 million of proceeds from capital contributions received by a consolidated subsidiary, partially offset by a $40.0 million repayment of long-term debt and $4.6 million of taxes withheld upon vesting of restricted stock.

For the nine months ended September 30, 2017, financing activities resulted in net cash outflows of $13.9 million primarily due to the purchase of treasury stock for $10.0 million, $2.4 million of payments on finance obligations, and $1.1 million of taxes withheld upon vesting of restricted stock.

Free cash flow

"Free Cash Flow" (a non-GAAP measure) for the nine months ended September 30, 2018 and 2017, was $(141.0) million and $(83.3) million, respectively, and $(116.5) million and $(41.2) million for the twelve months ended September 30, 2018 and 2017, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2018 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	1,757	7,446	5,648	6,038	6,156	17,515	44,560
Purchase obligations	2,927	—	—	—	—	—	2,927
Technology services	508	2,031	1,693	—	—	—	4,232
High Bench Senior Credit Agreement	—	—	3,069	—	—	—	3,069
Total contractual cash obligations	$5,192	$9,477	$10,410	$6,038	$6,156	$17,515	$54,788

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations. In August 2018, we entered into a new agreement to lease a warehouse located in Kansas City, Kansas. The term of the lease is for a period of 61 months, beginning August 2018 and ending August 2023.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at September 30, 2018. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

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

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of September 30, 2018, accrued tax contingencies were $1.4 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Borrowings

High Bench Senior Credit Agreement

On June 25, 2018, we became party to a senior credit agreement, as amended, with High Bench-Mac Warehouse-Senior Debt, LLC ("High Bench Loan"), in connection with our acquisition of Mac Warehouse, LLC. Under the amended agreement, the loan carries an annual interest rate of 11.0% and a default rate of 18.0%. The High Bench Loan is subject to monthly interest only payments with the remaining principal amount and any then unpaid interest due and payable on April 18, 2020. The High Bench Loan is subject to mandatory prepayment under certain circumstances, and is prepayable at our election at any time without penalty or premium. There are no financial covenants associated the High Bench Loan. At September 30, 2018, our outstanding balance on the High Bench Loan was $3.1 million.

Letters of credit

At September 30, 2018 and December 31, 2017, letters of credit totaling $280,000 and $355,000, were issued on our behalf collateralized by compensating cash balances held at a bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

Commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2018, $107,000 was outstanding and $893,000 was available under the Purchasing Card. At December 31, 2017, $822,000 was outstanding and $4.2 million was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Transactions with Related Parties

Our related party Transactions are discussed in Item 1 of Part I, "Financial Statements (Unaudited)"—Note 12. Related Party Transactions, contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2017, and our accounting policies and use of estimates are further discussed in Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Retail and Medici pre-tax income or loss

Retail and Medici pre-tax income or loss (non-GAAP financial measures - which we reconcile to Consolidated pre-tax income or loss) consists of income or loss before taxes of our Retail (which consists of Direct and Partner) and Medici (which is included in Other) businesses, excluding intercompany transactions eliminated in consolidation. We believe these measures provide management and users of the financial statements useful information because they provide financial results for our separate businesses which are distinct in nature. The material limitation associated with these measures is that they are an incomplete measure of our consolidated operations. These measures should be used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. For additional information regarding our segment reporting, and a reconciliation of Retail and Medici pre-tax income or loss, please see Item 1 of Part I, "Financial Statements (Unaudited)"—Note 10. Business Segments, contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Free cash flow

Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and liquidity. Free cash flow, which we reconcile below to "Net cash used in operating activities," the nearest GAAP financial measure, is net cash provided by operating activities reduced by "Expenditures for fixed assets, including internal-use software and website development." We believe that net cash provided by operating activities is an important measure, since it includes both the cash impact of the continuing operations of the business and changes in the balance sheet that impact cash. We believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations and free cash flow measures the amount of cash we have available for mandatory debt service and financing obligations, changes in our capital structure, and future investments after purchases of fixed assets. Free cash flow measures have limitations as they omit certain components of the overall consolidated statement of cash flows and do not represent the residual cash flow available for discretionary expenditures. Free cash flow should not be considered a substitute for net income (loss) or cash flow data prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows as reconciled below (in thousands):

	Nine months ended September 30,		Twelve months ended September 30,
	2018	2017	2018	2017
Net cash used in operating activities	$(120,300)	$(62,448)	$(93,073)	$(7,445)
Expenditures for fixed assets, including internal-use software and website development	(20,677)	(20,873)	(23,390)	(33,772)
Free cash flow	$(140,977)	$(83,321)	$(116,463)	$(41,217)

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

Further, some of the business opportunities that the companies in which Medici Ventures holds an interest are pursuing may be subject to approvals by the SEC and/or other governmental authorities, and we have no ability to ensure that they can obtain any such approvals on a timely basis or at all.

Our efforts to expand our sales outside of the U.S. expose us to additional U.S. and foreign laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, advertising practices, online services, the use of cryptocurrency, the importation of specified or proscribed items, importation quotas, consumer protection, intellectual property rights, consumer and data protection, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties. Our ownership interests in Bitt Inc. and Bitsy, Inc. also may expose us to additional laws and regulations relating to money transmitters and money services businesses. See our Annual Report on Form 10-K for the year ended December 31, 2017, Part I - Item 1A - "Risk Factors - Our ownership interest in Bitt Inc. may expose us to additional risks."

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

At September 30, 2018, we had $182.0 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.8 million on our earnings or loss, or the cash flows of these instruments.

At September 30, 2018, letters of credit totaling $280,000 were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $2,800 on our earnings or loss if the letters of credit were fully drawn.

At September 30, 2018, we had cryptocurrency-denominated assets totaling $3.1 million. Hypothetically, a decrease in the market value of one hundred basis points would have an estimated impact of $31,000 on our earnings or loss, and the recorded value of these instruments. Reported earnings resulting from increases in the market value of cryptocurrency would be limited to realized gains.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, as well as the risk factors described in our Form 10-K for the year ended December 31, 2017, the risk factors described in our Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2017, and disclosed in Part II - Other Information - Item 1A - "Risk Factors," of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Our ownership interest in Bitsy Inc. may expose us to additional risks.

In the third quarter of 2018, Medici Ventures increased its ownership interest in Bitsy, Inc., a U.S.-based company founded and partially owned by Medici Ventures' chief operating officer and general counsel, to approximately 33%. In September 2018, Bitsy announced that it had begun a limited beta launch of a digital wallet service intended to create a bridge between traditional fiat currencies and cryptocurrencies. Various aspects of the business that Bitsy is engaging in are heavily regulated. Virtually every state in the U.S. regulates money transmitters and money services businesses. In some states the licensing requirements and regulations expressly cover companies engaged in digital currency activities; in other states it is not clear whether or how the existing laws and regulations apply to digital currency activities. These licenses and registrations subject companies to various anti-money laundering, know-your-customer, record-keeping, reporting and capital and bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies. Bitsy has registered with FinCEN and has confirmed to us that it intends to obtain all licenses it is required to obtain. Under U.S. federal law, it is a crime for a person, entity or business that is required to be registered with FinCEN or licensed in any state to fail to do so. Further, under U.S. federal law, anyone who owns all or part of an unlicensed money transmitting business may be subject to civil and criminal penalties.

Our discussions with potential bidders for our e-commerce business could result in the compromise of our intellectual property.

Although we enter into confidentiality agreements with potential bidders for our e-commerce business prior to disclosing confidential information to them, it may be possible for potential bidders to misappropriate intellectual property and other confidential information from us.

We may have additional exposure to claims under Delaware's Abandoned Property Law.

In September 2018 we lost a jury trial in Delaware brought on Delaware's behalf alleging that we had violated Delaware's unclaimed property laws by failing to report and turn over to Delaware certain unused gift card balances. The time period covered by the lawsuit was 2004 through 2007. The jury returned a verdict, which we expect to result in a judgment against us of approximately $7.3 million plus attorneys' fees and costs. We may have additional exposure for the time period 2008 through 2014.

We may be required to write off amounts relating to our interests in startup businesses.

At September 30, 2018, Overstock and its subsidiaries held minority interests totaling approximately $57.4 million in several companies that are in the startup or development stages and may acquire additional minority interests in other entities in the future. These interests are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Additionally, since these interests are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, we have no assurance that the technology or products of companies we have funded would be successful, even if they were brought to market. We have written off amounts related to these interests in the past and may in the future write off additional amounts related to these interests. Any such write-offs could be material, and could have a material adverse effect on our financial results and business.

tZERO's recent decision not to use StockCross as the introducing broker for the trading of its security tokens may result in additional expense and may delay the trading of tZERO's security tokens.

Management of tZERO will need to devote significant time and resources to identify a suitable broker dealer and to enter into an appropriate licensing and/or other contractual arrangements with one or more options, which may divert management's time and attention from other matters. If tZERO is unable to enter into the necessary contractual arrangements with an appropriate broker dealer promptly or at a reasonable cost, it could have a material adverse effect on tZERO's plans to begin the trading of its security tokens in January 2019. Although tZERO believes it has identified suitable candidates to perform these roles and intends to identify additional candidates, tZERO does not have a licensing or other contractual arrangement with any other broker dealer to perform the roles of introducing broker.

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

On September 20, 2018, we issued 47,378 shares of our common stock in a private placement to Bitsy, Inc. ("Bitsy"), as part of the acquisition price for our equity interest in Bitsy. Subsequent to the purchase, we hold, through our wholly-owned subsidiary, Medici Ventures, a 33% interest in Bitsy. Bitsy is a U.S.-based startup company founded and 25% owned by Medici Ventures' chief operating officer and general counsel. The issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, as a private placement under section 4(a)(1) thereof.

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

In December 2016, we issued a total of 695,898 shares of our preferred stock (the "Preferred Stock"), of which 681,259 shares remained outstanding at September 30, 2018. The Preferred Stock ranks senior to our common stock with respect to dividends. Holders of the Preferred Stock are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
10.1
Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as agent, dated August 9, 2018 (incorporated by reference to exhibit 1.1 to our Form S-3 filed on August 9, 2018, File No. 333-226729)

10.2
Standby Equity Underwriting Agreement with JonesTrading Institutional Services LLC, as underwriter, dated August 9, 2018 (incorporated by reference to exhibit 1.2 to our Form S-3 filed on August 9, 2018, File No. 333-226729)

10.3
Stockholders Agreement dated September 21, 2018 by and among Medici Land Governance, Inc., Medici Ventures, Inc. and Patrick M. Byrne (incorporated by reference to exhibit 10.1 to our Form 8-K filed on September 26, 2018, File No. 000-49799

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

Date:	November 9, 2018	OVERSTOCK.COM, INC.

/s/ GREGORY J. IVERSON
Gregory J. Iverson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)