Form 10-K
period 2018-12-31
OVERSTOCK.COM, INC
filed 2019-03-18
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2018

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2018), was approximately $689.3 million based upon the last sales price reported by Nasdaq. For purposes of this disclosure, shares of Common Stock held by directors and certain officers and by others who may be deemed to be affiliates of the registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be affiliates as that term is defined in the federal securities laws.
There were 32,252,029 shares of the Registrant's common stock, par value $0.0001, outstanding on March 13, 2019.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2019 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

O, Overstock.com, O.com, Club O, Main Street Revolution, and Worldstock are registered trademarks of Overstock.com, Inc. O.biz and Space Shift are also trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names which may be referred to herein are the property of their respective owners.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report on Form 10-K and the documents incorporated herein by reference, as well as our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. The forward-looking statements include all statements other than statements of historical fact, including, without limitation, all statements regarding:

•	our estimates of our financial results for the quarter ending March 31, 2019, and all other estimates regarding the quarter ending March 31, 2019;

•	our strategies and plans for our retail business and our Medici businesses, including our tZERO initiatives;

•
the possibility that we will sell or attempt to sell our retail business or pursue or attempt to pursue one or more other strategic alternatives that could change our business dramatically, as well as the possibility that we will determine not to sell or attempt to sell our retail business or pursue any other strategic alternative at all in the foreseeable future;

•	the possibility that we may sell our retail business and all statements about the potential effects of any such sale;

•	whether we would or would not submit any sale of our retail business to a vote of our stockholders;

•	whether we would or would not distribute any proceeds of any sale of our retail business to our stockholders by any means or use those proceeds in our blockchain initiatives;

•	our expectations regarding the costs, benefits and risks of Medici Ventures' and tZERO's initiatives, including their acquisitions or purchases of interests in other companies;

•	potential negotiated equity investments in Overstock and/or tZERO;

•	the plans of tZERO and Medici Ventures and the costs, benefits and risks of their initiatives, including those of tZERO's ownership of SpeedRoute and PRO Securities;

•	our expectations regarding the costs, benefits and risks of the recently-completed tZERO security token offering;

•
our expectations regarding the costs, benefits and risks of our efforts and plans to advertise or offer other additional businesses, innovations and projects that we or our subsidiaries may engage in, offer or advertise in the future;

•	our expectations regarding Medici Land Governance Inc., a newly-formed public benefit corporation;

•	our efforts to improve our natural search results in our retail business;

•	our future operating or financial results, or other GAAP or non-GAAP financial measures or amounts or anticipated changes in any of them;

•	our capital requirements and our ability to fund them;

•	the adequacy of our liquidity and our ability, if any, to increase our liquidity or capital resources;

•	tZERO's plans, including without limitation its plans regarding its Token Trading Systems;

•
our plans and expectations regarding the costs, benefits, and risks of attempting to develop technology applications including applications using or relating to blockchain technology and our plans to commercialize any of these potential applications;

•	the competition we currently face and anticipate;

•	the effects of current and future government regulation;

•	our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans for further changes to our business;

•	our expectations regarding our emphasis on home and garden product offerings;

•	our expectations regarding our potential liabilities or exposure to claims under Delaware's Abandoned Property Law;

•	our expectations regarding the actual costs of our employees' health insurance claims for which we may be liable; and

•	our other statements about the anticipated benefits and risks of our business and plans.
Further, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, likely, expect, plan, seek, intend, anticipate, project, believe, estimate, predict, potential, goal, strategy, future or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those contemplated by our forward-looking statements for a variety of reasons, including among others:

•
any changes we may make to our business as a result of our current ongoing review of potential strategic alternatives, which could involve a sale of our retail business and/or additional equity or debt financings;

•
the possibility that we may sell our retail business and retain the after-tax proceeds of the sale for use in our blockchain initiatives, which would result in our stockholders owning equity interests in a publicly-held corporation seeking to develop entirely new businesses and revenue streams, without the benefits of our current retail business and the approximately $1.8 billion it generates in annual net revenues, but with most if not all of the expenses of operating a publicly-held corporation;

•	the potentially substantial corporate level income tax expense we could incur if we were to sell our retail business in a taxable transaction;

•
the possibility that our well-publicized review of potential strategic alternatives including the potential sale of our retail business may distract our management and other employees, may cause members of our management and/or other key employees to seek employment elsewhere, and may have adverse effects on our business and financial results;

•	the technical, operational, financial, regulatory, legal, reputational, marketing and other obstacles we face in trying to create a profitable business from our blockchain initiatives;

•
our ability to reach a definitive agreement or complete a capital raising transaction for tZERO on the terms contemplated by the previously-disclosed memorandum of understanding we recently signed with GSR Capital and Makara Capital;

•	the possibility that the proceeds of the security token offering recently completed by tZERO might be treated as income to us for federal income tax purposes;

•
difficulties we have encountered and continue to encounter with changes that Google has made to its natural search engine algorithms, which have periodically resulted in lower rankings of our products and may continue to do so, and future changes that Google and other search engine companies may make to their natural search engine algorithms, which may have similar effects on us;

•
increasing competition, including from Amazon, from well‑funded companies willing to incur substantial losses in order to build market share, and from others including competitors with delivery capabilities that we cannot currently match and do not expect to be able to match in the foreseeable future;

•	difficulties we may encounter in connection with our efforts to offer services to our customers outside of our retail business;

•	difficulties, including expense and any operational or regulatory issues we may encounter in connection with tZERO or its subsidiaries;

•
technical, operational, regulatory or other difficulties we may encounter with our Medici or tZERO blockchain and financial technology initiatives, including any difficulties we may have marketing any products or services tZERO may offer, whether due to lack of market size or acceptance or as a result of competition from any of the numerous competitors seeking to develop competing technologies or systems or as a result of patents that may be granted to other companies or persons, and losses we may continue to incur in connection with our Medici and tZERO blockchain and technology initiatives;

•	the difficulties tZERO will face in attempting to generate revenues from blockchain-based applications of any nature, including its potential DLR software product;

•	impairment charges we may recognize with respect to assets or businesses that we, Medici Ventures or tZERO have acquired or may acquire;

•	any liability or expense we may incur as a result of our interests in other companies, whether as a result of regulatory issues or otherwise;

•	any downturn in the U.S. housing industry or other changes in U.S. and global economic conditions or U.S. consumer spending;

•	the imposition of tariffs or occurrence of other factors that increase the price of importing into the U.S. the types of merchandise we sell in our retail business;

•	modifications we may make to our business model from time to time;

•	the mix of products purchased by our customers and changes to that mix;

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

•	the possibility that we will be unable to raise additional capital or obtain financing adequate to enable us to continue our operations;

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

•
any decrease in the volume of retail sales, particularly in home goods, and the occurrence of any event that would adversely affect e-commerce or discourage or prevent consumers from shopping online or via mobile apps;

•
the possibility that our liability for our employees' health insurance claims increases as a result of more claims or larger claims than we expect and/or increases in the costs of healthcare generally; and

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

Introduction

We are an online retailer and advancer of blockchain technology. Through our online retail business, we offer a broad range of price-competitive products, including furniture, home decor, bedding and bath, and housewares, among other products. We sell our products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the "Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites. Our retail business initiatives are described in more detail below under "Our Retail Business."

Our Medici business initiatives seek to develop and advance the concepts of "Government as a Service" and a "Technology Stack for Civilization" by creating or fostering a set of products and solutions that leverage the transparency and immutability of blockchain technology to generate efficiencies and increase security and control in six areas of civilizational necessity: identity management, property rights and management, central banking and currencies, capital markets, supply chains and commerce, and voting systems. Our Medici business initiatives include our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), which conducts the majority of its business through its majority-owned subsidiary tZERO Group, Inc. ("tZERO"), formerly tØ.com, Inc., a financial technology company pursuing potential financial applications of blockchain technologies as well as non-blockchain businesses. Medici Ventures currently holds minority equity interests in several technology companies whose focuses include the areas mentioned above. Our Medici business initiatives are described in more detail below under "Our Medici Business" and our tZERO business initiatives are described in more detail below under "Our tZERO Business Initiatives."

We are considering a range of potential transactions, including a sale of our retail business and additional equity or debt financings. Our Board of Directors continually discusses a variety of potential strategic and financial options and other changes to our business, but has not approved or made any determination to consummate any strategic transaction, and may not do so in the foreseeable future or at all. Our strategic initiatives are described in more detail below under “Strategic Initiatives.”

Our company, based near Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999 and were re-incorporated in Delaware in 2002. As used herein, "Overstock," "Overstock.com,", "O.co," "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Our Retail Business

Our retail business generates nearly all of our net revenues. In our retail business, our goal is to provide goods to furnish and accessorize "dream homes" for our target customers—consumers who seek quality, stylish merchandise at bargain prices. At December 31, 2018, we offered 4.9 million products (8.9 million SKUs), of which over 99% were in-line products (products in active production), including more than 25,000 private label products offered under eleven private label brands. We believe that the furniture and home goods market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales, particularly as Millennial consumers (which we define as those aged 20-36), who are generally comfortable shopping online, start families and move into new homes. We regularly change our product assortment to meet the evolving preferences of our customers and current trends. Our products include, among others, furniture, home décor including rugs, bedding and bath, home improvement, and kitchen items. We compete primarily based on:

•
Quality customer experience with an emphasis on price, value, and a wide assortment of products delivered in a personalized format with the convenience of our mobile app, and with the benefits of our award-winning customer care;

•	Proprietary technologies which we believe help us provide our customers with a quality shopping experience;

•	Logistics capabilities tailored to the furniture and home goods category and developed over our many years of e-commerce experience;

•	Long-term mutually beneficial relationships with our partners, which currently number approximately 4,000; and

•	Our Club O Loyalty Program, which we believe increases customer engagement and retention.

For 2018, nearly all our retail sales through our Website were from transactions in which we fulfilled orders through our network of approximately 4,000 third-party manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. Our retail sales also include direct sales of our own inventory shipped from our warehouses. Our warehouses primarily fulfill orders from direct sales of our own inventory, including some customer returns of partner products. Our warehouses generally ship between 1,500 and 3,000 packages per day and up to approximately 6,000 packages per day during peak periods.

During the years ended December 31, 2018, 2017 and 2016 our sales were almost entirely to customers located in the United States and no single customer accounted for more than 1% of our total net revenue.

Additional Offerings

We offer additional products or services that may complement our primary retail offerings, but are not significant to our retail revenues.

•	Our international business where we offer products to customers outside the United States using third party logistics providers;

•	Worldstock Fair Trade, a store within our Website that offers handcrafted products made by artisans all over the world to help improve the lives of people in emerging economies;

•	Pet Adoptions, a free service and portal within our Website that leverages our technology to display pets available for adoption from shelters across the United States;

•	Overstock Hotels, portal within our Website that enables customers to search and book hundreds of thousands of properties worldwide, including big box brands, modern boutiques, and more;

•
Supplier Oasis, a single integration point through which our partners can manage their products, inventory and sales channels, and also obtain multi-channel fulfillment services through our distribution network; and

•	Businesses advertising products or services on our Website.

Manufacturer, Distributor, and Supplier Relationships

To the extent possible we maintain manufacturer, distributor, and supplier relationships, and seek new manufacturer, distributor, and supplier relationships, and also use our working capital, to ensure a continuous allotment of product offerings for our customers. Generally, our manufacturers, distributors, or suppliers regularly communicate to us the quantity of products that are held in reserve for us, but our arrangements with them generally do not guarantee the availability of those products for a set duration. Our manufacturer, distributor, and supplier relationships are based on historical experience and are generally non-exclusive and we retain the right to select and change our suppliers at our discretion. Generally, manufacturers, distributors, and suppliers do not control the terms under which products are sold through our Website.

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

We compete with other online retailers, traditional retailers, and liquidation "brokers" which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into several broad categories:

•	online discount general retailers;

•	online private sale sites;

•	online specialty retailers;

•	online liquidators;

•	online retailers who have or are developing significant "brick and mortar" capabilities; and

•	traditional general merchandise and specialty retailers and liquidators, many of which have a significant online presence.

Many of our current and potential e-commerce competitors have greater brand recognition, longer operating histories, larger customer bases, and significantly greater financial, marketing, and other resources than we do. Further, any of them may enter into strategic or commercial relationships with larger, more established and well-financed companies, including exclusive distribution arrangements with our vendors or service suppliers that could deny us access to key products or needed services, or acquisitions of our suppliers or service providers, having the same effect. Many of them do or could devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than we do. Many have supply chain operations that decrease product shipping times to their customers, have options for in-store product pick-up, allow in-store returns, or offer other delivery and returns options that we do not have. New technologies, the continued enhancement of existing technologies, developments in related areas such as same-day product deliveries, and the development of proprietary delivery systems increase competitive pressures on us.

Seasonality

Our retail business is affected by seasonality because of the holiday season, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 24.8%, 26.2%, and 29.2% of our annual revenue during the fourth quarter of 2018, 2017, and 2016, respectively. While we had lower sales volume during Q4 2018, we anticipate the trend of higher sales volume during our fourth quarter to continue for the foreseeable future.

Financial Information about Business Segments and Geographic Areas

As described further in Item 15 of Part IV, "Financial Statements"—Note 21. Business Segments, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K, we determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. Our Retail business is a reportable segment. As described below, our Medici business is comprised of many components or operating segments, including our tZERO reportable segment. We use pre-tax net income (loss) as the measure to determine our reportable segments. As a result, tZERO is the only reportable segment of our Medici business as it is quantitatively significant. The remaining Medici business operating segments are not significant and are included in Other. See Item 15 of Part IV, "Financial Statements"—Note 21. Business Segments for information regarding our business segments and geographical areas.

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

Our Medici Business

In late 2014, we began working on initiatives to develop and advance blockchain technologies. We pursue these initiatives through our wholly-owned subsidiary, Medici Ventures and its majority-owned subsidiary tZERO. These initiatives remain in the start-up phase, and neither Medici Ventures nor tZERO has generated significant revenues from any blockchain-based technology or application of blockchain technology. As of December 31, 2018, we have spent approximately $209.6 million in our Medici business since its inception, with the majority of that being spent in tZERO.

Medici Ventures

Medici Ventures' strategy is to develop and advance the concepts of "Government as a Service" and a "Technology Stack for Civilization" by creating or fostering a set of products and solutions that leverage blockchain technology to generate efficiencies and increase security and control in six areas of civilizational necessity: identity management, property rights and management, central banking and currencies, capital markets, supply chains and commerce, and voting systems. A blockchain is a cryptographically secured, distributed infrastructure, or network, which may be accessed and, in some cases, maintained by each member of the network. Medici Ventures has a team of approximately 37 software engineers, developers and other technologists who work in blockchain development and deployment and enterprise level software development and deployment. Medici Ventures provides the services of its software engineers, developers, or other technologists to other blockchain companies. Medici Ventures also owns strategic minority equity interests in several blockchain-related companies, each of which focuses on at least one of the Government as a Service areas mentioned above. Medici Ventures takes an active interest in and holds seats on the boards of some of these companies. These companies include technology companies whose focuses include commercial blockchain applications for identity and social media, property and land, money and banking, capital markets, supply chain, and voting. All of the companies in which Medici Ventures holds strategic equity interests are startup businesses, businesses in the development stage, or businesses with a short operating history. The majority of Medici Ventures' business is its 80% interest in tZERO, which, as described below, is a financial technology company pursuing potential financial applications for blockchain technologies.

See "Risk Factors-Additional Risks Relating to Our Medici Business."

tZERO

Medici Ventures' majority-owned subsidiary tZERO is a financial technology company pursuing potential financial applications of blockchain technologies as well as non-blockchain businesses. tZERO has a team of approximately 50 software engineers, developers and other technologists who focus on developing and exploring opportunities for novel applications of blockchain technology. As a result of its early stage of development, tZERO has not yet generated revenue from any commercially available blockchain-based applications. tZERO is currently involved in, among other things, the following:

•
Blockchain Services - Token Trading Systems. In connection with Overstock's 2016 SEC-registered offering of Blockchain Voting Series A Preferred Stock (the "Series A Preferred"), tZERO developed a suite of software and technologies referred to as the tZERO Issuance and Trading Platform (the "tZERO Platform"). The Series A Shares trade exclusively on the PRO Securities ATS, which utilizes the tZERO Platform. tZERO has been leveraging its experience and expertise from developing the tZERO Platform for the Series A Preferred to develop trading systems that are capable of trading tZERO's Preferred Equity Tokens ("tZERO Security Tokens"), issued in a private placement completed in October 2018, and, ultimately, other issuer's digital securities (such systems, the "Token Trading Systems"). First, in January 2019, the PRO Securities ATS, utilizing the tZERO Platform, partnering with Dinosaur Financial Group, LLC ("Dino") and Electronic Transaction Clearing, Inc. ("ETC"), each

SEC-registered broker-dealers and FINRA members, began facilitating private placement resales of tZERO Security Tokens to accredited investors in reliance upon an exemption from registration under Section 4(a)(7) of the Securities Act.  Second, in June 2018, tZERO and BOX Digital Markets LLC ("BOX Digital") announced that they had entered into a joint venture, named Boston Security Token Exchange LLC, intended to develop a U.S. national securities exchange (the "Exchange") with regulatory approvals that would enable the Exchange to trade digital securities. The Exchange will require approval from the U.S. Securities and Exchange Commission prior to beginning operations. tZERO is creating the necessary technology, and will manage the ongoing technology implementation, administration, maintenance and support. BOX Digital is providing executive leadership and regulatory expertise.  Subject to obtaining SEC approval, tZERO and Box Digital intend for the Exchange to operate as a facility of BOX Options Exchange, an existing registered U.S. securities exchange. We have been informed that the management of the joint venture continues to work with the Staff of the SEC, and anticipates filing the proposed trading rules of the Exchange in the second quarter of 2019. The commencement of operations of the Exchange would be subject to approval by the SEC of the trading rules and other matters. tZERO continues to explore the viability of other Token Trading Systems, any of which may be developed as an additional functionality of the PRO Securities ATS, as a functionality of another U.S. alternative trading system, as a functionality of a non-U.S. trading system or a non-U.S. exchange that tZERO may operate or designate, or any other format, wherever situated.

•
tZERO Preferred Equity Tokens. tZERO issued the tZERO Security Tokens on October 12, 2018, and in January 2019, tZERO began secondary trading of tZERO security tokens by accredited investors using digital securities brokerage accounts at Dino, which is serving as the introducing broker-dealer in connection with the PRO Securities ATS.

•
Blockchain Services - Digital Locate Receipts ("DLR") software. The "digital locate receipt" software (the "DLR Software") is currently in customer production testing, which is being conducted by a third party, and tZERO has not yet entered into any commercial licenses with any licensees. The DLR Software is intended to help broker-dealer licensees with stock inventory to both load and manage their inventory in order to assist short sellers of public securities in establishing that they have located available shares in the U.S. public securities market prior to effecting short sales. The DLR Software is intended to enable licensees to create a blockchain-based record of the shares that the licensee has made available for "locates" using customizable DLR Software functionality and of the daily purchases of the right to "locate" specifically identified shares for purposes of compliance with regulatory requirements. The broker-dealer licensees of DLR Software are the parties responsible for ensuring that locates issued using the DLR Software comply with all applicable regulations, and the commercial viability of the DLR Software is dependent on the ability of broker-dealer licensees to establish locates using the DLR Software as an effective means of satisfying regulatory obligations in connection with effecting short sales.

•
Blockchain Services - Bitsy, Inc. Effective January 1, 2019, tZERO acquired 100% of the equity interest in Bitsy, Inc. by purchasing the 67% equity interest in Bitsy held by Steve Hopkins, Medici Ventures' former chief operating officer and general counsel, and current president of tZERO, and affiliates for $8.0 million in cash, and purchasing the remaining 33% of the Bitsy common stock from Medici Ventures for a $4.0 million convertible promissory note due December 31, 2020 and an assignment of certain intellectual property to Medici Ventures. In September 2018, Bitsy announced that it had begun a limited beta launch of a digital wallet service intended to create a bridge between traditional fiat currencies and cryptocurrencies.

•
Non-blockchain services - SpeedRoute and PRO Securities. tZERO wholly owns two registered broker-dealers, SpeedRoute, LLC ("SpeedRoute") and PRO Securities, LLC ("PRO Securities"). SpeedRoute is an electronic, agency‑only Financial Industry Regulatory Authority, Inc. ("FINRA")-registered broker-dealer that provides connectivity for its customers to U.S. equity exchanges as well as off-exchange sources of liquidity such as dark pools. All of SpeedRoute's customers are registered broker-dealers. SpeedRoute does not hold, own or sell securities. PRO Securities is a FINRA-registered broker-dealer that owns and operates the PRO Securities alternative trading system (the "PRO Securities ATS"), which has filed a Form ATS with the Securities and Exchange Commission ("SEC") notifying the SEC of its activities as an alternative trading system, or ATS. The PRO Securities ATS is a closed system available only to its broker dealer subscribers. PRO Securities does not accept orders from non-broker dealers, nor does it hold, own or sell securities.

•
Non-blockchain services - Verify Investor, LLC. tZERO purchased 81.0% of Verify Investor, LLC, an accredited investor verification company, for $12 million in cash, in February 2018. Verify Investor, LLC, through its website VerifyInvestor.com, provides a fast, easy, and cost-effective method of compliance for companies seeking to verify their investors as accredited investors.

tZERO is no longer offering automated investment advisory services through tZERO Advisors or electronic discount trading through Muriel Siebert & Co., Inc. (Member: FINRA & SIPC) under the FinanceHub tab on our Website. On January 18, 2019, tZERO sold its entire equity interest in StockCross Financial Services, Inc. to StockCross Financial Services, Inc. and Muriel Siebert & Co., Inc. for an amount equal to our original purchase price.

In January 2019, tZERO obtained a patent from the United States Patent and Trademark Office for a system that can take orders to trade “digital transactional items” such as securities, tokens, shares, cash, and other assets from broker dealers and then translate the orders into crypto orders on a digital trading platform or exchange. The patent was recently awarded and to date has not had any effects on tZERO’s business. tZERO believes that the patent will assist in protecting tZERO's proprietary technologies as competitors begin to develop their own trading platforms.

In March 2019, we disclosed that we had executed a Memorandum of Understanding regarding a potential equity investment of up to $100 million in tZERO to be co-led by GSR Capital and Makara Capital, subject to due diligence, negotiation of binding contracts and regulatory approval. We are in continuing discussions regarding the potential investment, but have not yet entered into any definitive agreement.

We believe that a number of organizations are or may be working to develop trading systems utilizing distributed ledger or blockchain technologies or other novel technologies that may be competitive with tZERO's technology, including its patented technology. Although it is difficult to obtain reliable information about blockchain activities by companies that may be our competitors, they may include companies such as SharesPost, OpenFinance Network, Templum Inc., Coinbase, KoreConX, Blocktrade AG, Smart Valor, the Nasdaq Stock Market, Intercontinental Exchange, Circle, Ideanomics, CrowdEngine, Securitize, Harbor, Polymath, and other entities that are operating trading venues offshore or otherwise structured in an effort to avoid aspects of U.S. regulation.

To the extent that tZERO attempts to market its DLR Software, tZERO would be competing with virtually all of the largest broker dealers in the U.S., all of which have substantially greater resources than tZERO or Overstock, and some of which may generate substantial revenues and profits from the existing firmly entrenched system.

SpeedRoute and Pro Securities compete with a large number of broker dealers, many of which are substantially larger and have substantially greater financial resources than SpeedRoute, Pro Securities, tZERO or Overstock.

See "Risk Factors-Additional Risks Relating to Our tZERO Initiatives."

Strategic Initiatives

We have engaged Guggenheim Securities, LLC to help us identify and evaluate certain strategic initiatives. We are considering a range of potential transactions, including a sale of our retail business and additional equity or debt financings. Our Board of Directors continually discusses a variety of potential strategic and financial options and other changes to our business, but has not approved or made any determination to consummate any strategic transaction, and may choose not to do so in the foreseeable future or at all.

If we sell our retail business, the sale may not require approval by our stockholders under Delaware law. If we enter into an agreement to sell our retail business and determine that no vote of our stockholders is required, we do not expect to submit it to a vote. If we sell our retail business, we currently expect to retain all or substantially all of the after-tax proceeds of the sale for use in our blockchain initiatives.

Legal and Regulatory Matters

From time to time, we receive claims and become subject to regulatory investigations or other governmental actions, consumer protection, employment, intellectual property, and other commercial litigation related to the conduct of our business. We also prosecute lawsuits to enforce our legal rights. Regulatory investigations and other governmental actions as well as any litigation may be costly and time consuming and can divert our management and key personnel from our business operations. Regulatory investigations and other governmental actions as well as any such litigation may result in significant damages, associated costs, or equitable remedies relating to the operation of our business. Any such matters may materially harm our business, prospects, results of operations, financial condition, or cash flows.

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

Government Regulation

We are subject to a wide variety of laws, rules and regulations, some of which apply or may apply to us as a result of our retail business, some of which apply or may apply to us as a result of our Medici business, and others of which apply to us for other reasons, such as our status as a publicly held company or the places in which we sell certain types or amounts of products. Our retail business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, and other services we offer. Existing and future laws and regulations may result in increasing expense and may impede our growth. Applicable and potentially applicable regulations and laws include regulations and laws regarding taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, employment, import and export matters, information reporting requirements, access to our services and facilities, the design and operation of websites, health and sanitation standards, the characteristics and quality of products and services, product labeling and unfair and deceptive trade practices.

Our efforts to expand our retail business outside of the U.S. expose us to foreign and additional U.S. laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, advertising practices, online services, the use of cryptocurrency, the importation of specified or proscribed items, importation quotas, consumer protection, intellectual property rights, consumer and data protection, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties.

Our Medici and tZERO businesses are subject to general business regulations and laws, including some of those described above, but are also affected by a number of other laws and regulations, including but not limited to, laws and regulations relating to money transmitters and money services businesses, including the requirements of the Financial Crimes Enforcement Network of the U.S. Department of the Treasury ("FinCEN"), cryptocurrencies, public benefit corporations, provisions of various securities laws and other laws and regulations governing broker dealers, alternative trading systems and national securities exchanges, anti-money laundering requirements, know-your-customer requirements, record-keeping, reporting and capital and bonding requirements, and a variety of other matters. Blockchain and distributed ledger platforms are recent technological innovations, and the regulation of securities tokens and other digital assets is developing. In the U.S., the businesses that we are working to develop are or may be subject to a wide variety of complex statutes and rules, most of which were implemented prior to the development of these technologies, and it is sometimes unclear whether or how various statutes or regulations apply.

The Token Trading System launched in January 2019 is subject to or affected by numerous laws and regulations. The Token Trading System relies on the PRO Securities ATS, which is subject to Regulation ATS as well as other regulations, and which utilizes the tZERO Platform, partnering with broker-dealers that are also subject to regulation by the SEC and FINRA, in order to facilitate private placement resales of tZERO Security Tokens to accredited investors in reliance upon an exemption from registration under Section 4(a)(7) of the Securities Act. The joint venture that tZERO and BOX Digital announced in June 2018 is seeking regulatory approvals that would enable the parties to operate a national securities exchange to trade security tokens. A national securities exchange, which will require approval from the U.S. Securities and Exchange Commission prior to beginning operations, will be subject to provisions of the Securities Exchange Act of 1934 and regulation substantially greater than that applicable to tZERO's current operations. In addition, depending on the digital assets traded, the U.S. Commodity Futures Trading Commission may consider the assets to be commodities or derivatives and subject to additional regulation. Certain aspects of our Medici business, including Bitsy's operations which were subsequently acquired by tZERO, are or may be subject to the state and federal laws and regulations applicable to money service businesses, including the requirements of FinCEN.

See Item 1A—"Risk Factors—Additional Risks Relating to Our Medici Business" and "Additional Risks Relating to Our tZERO Initiatives."

Employees

At December 31, 2018, we had approximately 2,060 full-time employees. We seasonally increase our workforce during our fourth quarter to handle increased workload in both our warehouse and customer service operations. We have never had a work stoppage and none of our employees are represented by a labor union. We consider our employee relationships to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers and other technical staff.

Executive Officers of the Registrant

The following persons were executive officers of Overstock as of March 13, 2019:

Executive Officers	Age	Position
Patrick M. Byrne	56	Chief Executive Officer, President, and Director
Jonathan E. Johnson III	53	President of Medici Ventures, Inc. and Director
Saum Noursalehi	40	Chief Executive Officer of tZERO Group, Inc. and Director
Carter P. Lee	49	Chief Administrative Officer
Dave Nielsen	49	Chief Sourcing & Operations Officer
Gregory J. Iverson	43	Chief Financial Officer
John Paul "J.P." Knab	38	Chief Marketing Officer
Kamelia Aryafar	33	Chief Customer & Algorithms Officer
Nate F. Auwerda	38	Chief Technology Officer
Seth A. Moore	36	Chief Strategy Officer
Sumit Goyal	34	Chief Digital Officer

Dr. Patrick M. Byrne has served as our Chief Executive Officer (principal executive officer) and as a Director since 1999, President since May 2018, and as Chairman of the Board of Directors from 2001 through 2005 and 2006 through 2014. Dr. Byrne also served as the Chief Executive Officer of tZERO, a subsidiary of Overstock, from July 2015 through May 2018 and also has served as Co-chairman of the Board of Directors for tZERO since October 2017. Dr. Byrne founded Overstock in 1999. From 1994 to the present, Dr. Byrne has served as a Manager of the Haverford Group, an investment company and an affiliate of Overstock. Dr. Byrne holds a bachelor's degree in Chinese studies from Dartmouth College, a master's degree from Cambridge University as a Marshall Scholar, and a doctorate in philosophy from Stanford University.

Mr. Jonathan E. Johnson III has served as President of Medici Ventures since August 2016 and as a Director since 2013. Mr. Johnson also served as our Chairman of the Board of Directors from 2014 through 2017. Mr. Johnson joined Overstock in 2002 and previously served as our President, Executive Vice Chairman, Acting Chief Executive Officer, Senior Vice President, and General Counsel. Mr. Johnson holds a bachelor's degree in Japanese from Brigham Young University and received his law degree from the J. Reuben Clark, Jr. Law School at Brigham Young University.

Mr. Saum Noursalehi has served as the Chief Executive Officer of tZERO since May 2018. Mr. Noursalehi also served as our President of Retail from August 2016 through May 2018 and as a Director since May 2017. Mr. Noursalehi joined Overstock in 2005 and previously served as Chief Revenue Officer and Senior Vice President, Vice President of OLabs, Vice President of Product Development, and held roles in website, mobile and search engine optimization. Mr. Noursalehi holds a bachelor's degree in Computer Science from the University of Utah.

Mr. Carter P. Lee has served as our Senior Vice President of Technology and People Care since 2015 and was appointed as our Chief Administrative Officer during 2018. Mr. Lee joined Overstock in Overstock in 2001 and previously served as Vice President of Technology Operations and held other roles including Director of Internal Systems. Prior to joining Overstock, Mr. Lee was a Systems Engineer for Hospice of the Valley and Vice President of Technology for Motherboard Discount Center in Phoenix, AZ.

Mr. Dave Nielsen joined Overstock as our Chief Sourcing and Operations Officer in October 2018, having returned to Overstock after serving for three and half years as the Chief Executive Officer for Global Access. Mr. Nielsen originally joined Overstock in 2009 and previously served as our Senior Vice President of Business Development, Co-President, and Senior Vice

President and General Merchandise Manager. Additionally, Mr. Nielsen also served as President and CEO of Old Town Imports, LLC, and also held several leadership positions with Payless ShoeSource, Inc. Mr. Nielsen received his bachelor's Degree in Business Management with an emphasis in Marketing from Brigham Young University.

Mr. Gregory J. Iverson (principal financial and accounting officer) joined Overstock as our Chief Financial Officer in April 2018. Prior to joining Overstock, Mr. Iverson spent eleven years at Apollo Education Group, Inc. (AEG), a global private-sector education company, culminating with his role as Chief Financial Officer. Mr. Iverson also served as the Director of Financial Reporting at US Airways Group, Inc. (subsequently acquired by American Airlines), and began his career in the audit and advisory practices of Arthur Andersen, LLP and Deloitte & Touche, LLP, in Phoenix, Arizona. Mr. Iverson graduated with a B.S. in business from the University of Idaho and is a Certified Public Accountant.

Mr. John Paul "J.P." Knab has served as our Senior Vice President of Marketing since March 2016, having returned to Overstock after serving for one-year as the Senior Vice President of Marketing, Merchandising and Business Development for U.S. Water Filters in St. Paul, Minnesota, and was appointed as our Chief Marketing Officer in August 2018. Mr. Knab originally joined Overstock in 2005 and previously served as our Vice President of Marketing and held other roles including Director of Merchandising and Director of Analytics. Mr. Knab holds an MBA with a Marketing emphasis and a bachelor's degree in Finance from Brigham Young University.

Dr. Kamelia Aryafar has served as our Chief Algorithms Officer since September 2018. Dr. Aryafar joined Overstock in 2017 and previously served as our Vice President, Head of Machine Learning, Data Science and AI, and Director of Engineering. Dr. Aryafar transitioned from academia to the industry as a senior machine learning scientist and lead at Etsy in 2013. Dr. Aryafar holds a Ph.D. and M.Sc. in computer science and machine learning from Drexel University and has published several papers in scientific journals.

Mr. Nate F. Auwerda was appointed as our Chief Technology Officer in November 2018. Mr. Auwerda joined Overstock in 2004 and previously served as Vice President of Technology, Senior Director of Technology, Director of Website Operations, Senior Manager of IT Security & Infrastructure as well as various other positions.

Mr. Seth A. Moore was appointed as our Senior Vice President of Analytics in February 2017 and later appointed as Senior Vice President of Strategy in December 2017, Chief of Staff to the CEO in October 2017, and later appointed Chief Strategy Officer during 2018. Mr. Moore joined Overstock in 2006 and previously served as Vice President of OLabs, Vice President of Analytics, and Vice President of Website Marketing. Mr. Moore holds a bachelor's degree in Political Science from Brigham Young University.

Mr. Sumit Goyal was appointed as our Chief Digital Officer in November 2018. Mr. Goyal joined Overstock in 2011 and previously served as our Chief Technology Officer as well as various other positions in technology and software development. Before joining Overstock.com, Mr. Goyal held software engineering and programmer positions at eHarmony.com, eBay, Goldman Sachs, and IBM. Mr. Goyal holds a bachelor's degree in Computer Science from the National Institute of Technology Kurukshetra.

None of our officers has an employment agreement or any specific term of office.

Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge through the Investor Relations section of our main website, www.overstock.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet Website and the information contained therein or connected thereto are not a part of or incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully before making any decision to acquire or hold our common stock or preferred stock. Virtually all of the risks of holding our common stock are also risks for holding our Series A Preferred Stock and our Series B Preferred Stock.

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

Holders of, and potential investors in, the tZERO Security Tokens issued by tZERO Group, Inc. should also read "Additional Risks Related to our tZERO Security Tokens," below.

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

Risks Relating to Our Company and to Our Current Review of Strategic Initiatives

We have a history of significant losses. If we do not achieve profitability or generate positive cash flow from operations in the near future, our ability to continue in business will depend on our ability to raise additional capital, obtain financing or monetize significant assets, and we may be unable to do so.

We have a history of significant losses and our losses have accelerated in recent years, particularly 2018, and we expect to incur operating and net losses in the foreseeable future. Net cash used in operating activities were $138.9 million during 2018, and at December 31, 2018 our accumulated deficit was $458.9 million. Our losses have accelerated in recent years, particularly in 2018, and we may not be able to achieve profitability promptly or at all. We are working to improve the efficiency of our operations but may be unable to do so. Recent staff reductions we have made and additional cost reductions we may implement in the future may adversely affect our business operations. If we are unable to successfully manage our business while reducing our expenses, our ability to continue in business could depend on our ability to raise sufficient additional capital, obtain sufficient financing, or sell or otherwise monetize significant assets such as our corporate headquarters. We do not expect to be able to obtain significant debt financing in the near future. Additionally, we may not be able to raise capital on acceptable terms or at all. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

We have significant negative working capital.

Our net working capital (current assets less current liabilities) was a negative $26.2 million at December 31, 2018 compared to a positive $50.5 million at December 31, 2017. Additionally, any significant declines in our revenues could result in decreases in our working capital, which would further reduce our cash balances. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to meet our obligations as they become due. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

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

The Investment Company Act regulates certain companies that invest in, hold or trade securities. Primarily as a result of a portion of our assets consisting of minority investment positions, we are subject to the risk of inadvertently becoming an investment company. Because registration under the Investment Company Act would make it impractical for us to operate our business, we need to avoid becoming subject to the registration requirements of the Investment Company Act. To do so, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions and/or strategic initiatives due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the value of certain of our holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in us inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company. If it were established that we were an investment company, it would have a material adverse effect on our business and financial operations and our ability to continue our business.

In February of 2018, we and tZERO each received notice that the staff of the SEC's Division of Enforcement is conducting an investigation and has requested information regarding the tZERO security token offering.

In February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and our affiliates, including Medici Ventures and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. In December 2018, we received a follow-up request for information. We are cooperating fully with the SEC in connection with its investigation, which will require the time and attention of tZERO and our personnel and may have an adverse effect on our ability to focus attention on our businesses and our ability to raise capital. In addition, the outcome of the investigation could result in negative publicity for tZERO or us and may have a material adverse effect on us or on the current and future business ventures of tZERO.

We are exploring strategic initiatives, and decisions we make could have material adverse effects on our business and the market price of our common stock.

We have been and are currently exploring certain strategic initiatives, and decisions we make could change our business fundamentally and increase the risks and uncertainties of our business substantially. We are considering a range of potential transactions, including a sale of our retail business and additional equity or debt financings. There can be no assurance that we will pursue or consummate any strategic transaction or, if consummated, that any such transaction will ultimately be favorable to the Company and its stockholders. Any such transaction could materially adversely affect our business and financial results. In addition, our exploration of strategic and financing options has required and will continue to require significant time and attention by our management, and the incurrence of significant expenses. Further, our efforts to keep investors informed about our consideration of strategic alternatives may result in distraction and unrest among our employees, which may adversely affect employee engagement, morale and retention and which could have a material adverse effect on our financial results, business and prospects.

Our recent reduction in workforce may prevent us from executing initiatives to improve the performance of our retail business effectively or at all.

We have been and are currently implementing certain initiatives to improve the performance of our retail business, and our recent reduction in workforce could prevent us from engaging in certain initiatives we had previously considered and could prevent us from executing such initiatives effectively. At December 31, 2018, our workforce consisted of approximately 2,060 employees. At March 5, 2019, our workforce had been reduced by approximately 250, or approximately 12%, and consisted of

1,810 employees. The reduction in our workforce could prevent us from engaging in certain initiatives to improve the performance of our retail business, due to an insufficiency of workforce size or an insufficiency of certain required skills, and could prevent us from executing initiatives effectively, which could have a material adverse effect on our financial results, business and prospects.

If we sell our retail business, our revenues will decrease substantially, we will need to develop new businesses and sources of revenue, and our business, financial results and prospects may be materially adversely affected.

If we sell our retail business in order to focus on our efforts on our Medici initiatives, our revenues would decrease to an insignificant amount. Our retail business is a relatively mature and predictable business compared to our Medici initiatives, which have a short history, minimal revenues, significant expenses, significant losses and significant uncertainties, and conduct business in a new and rapidly changing industry. We would continue to bear most of the expenses we currently bear as a publicly held company but would have to build a new business and develop new sources of revenue based on our blockchain initiatives, and there is no assurance that we would be able to do so or, even if we could do so, that our new business could become profitable.

If we sell our retail business, we do not expect to make any distribution to stockholders.

If we sell our retail business for cash, we currently expect to retain all of the after-tax proceeds of the sale for use in our blockchain initiatives. The decision to retain all of the after-tax proceeds, or to declare a dividend, implement a stock repurchase program, make one or more issuer tender offers or take any other similar action, would be subject to the discretion of our Board of Directors, and would depend on the factors the Board deems relevant at the time. Relevant factors would likely include our capital resources, liquidity, operating results, internal projections and plans at the time. We have incurred significant losses recently, and we have utilized a significant amount of cash in funding of our Medici and tZERO initiatives. We also have plans for Medici and tZERO that will require significant additional funding, and we do not currently expect to make any distribution to stockholders even if we sell the retail business. As a result, the market price of our securities could decrease substantially.

A sale of our retail business might not be subject to a stockholder vote.

Whether a sale of our retail business would be subject to a stockholder vote would depend primarily on whether a vote is required by applicable law and whether a buyer would require us to submit it to a vote regardless of the requirements of applicable law. If we make a decision to sell our retail business, we and our Board will evaluate the applicable requirements and other factors we and our Board then deem relevant, but at present we do not expect to submit any transaction to a stockholder vote unless we are required to do so, whether by applicable law or otherwise. If we sell our retail business without submitting the transaction to a vote, we may face claims asserting that we should have submitted it to a vote. In addition, we may not sell our retail business in the foreseeable future or at all. Any developments, lack of developments (or announcements about any developments or lack of developments) could cause the trading prices of our securities to decrease.

If we sell our retail business, we could incur a substantial corporate level income tax liability.

If we sell our retail business in a transaction taxable to the Company, the corporate level income tax liability to the Company would depend in part on the sales price but could be substantial. If we experience an ownership change due to stock sales by our significant stockholders, the amount of net operating losses or credits that can be used to offset the tax on any gain may be limited. Depending on the sales price and limits that are triggered by an ownership change, any net operating losses and credits we have that might be used to reduce the income tax liability to the Company may be unlikely to reduce the tax liability by a significant amount.

If we sell our retail business, our Compensation Committee may accelerate the vesting, in whole or in part, of some or all outstanding restricted stock units under our Equity Incentive Plan.

If we sell our retail business, the Compensation Committee of our Board of Directors may accelerate the vesting, in whole or in part, of some or all outstanding restricted stock units ("RSUs") under our 2005 Equity Incentive Plan. Any such determination would be subject to the discretion of the Compensation Committee and such factors as the Compensation Committee might then deem relevant. Any such acceleration would result in an increase in the number of shares outstanding and would dilute stockholders' ownership of our company.

Our discussions with potential bidders for our retail business could result in the compromise of our intellectual property.

As a consequence of our discussions with potential bidders for our retail business, it may be possible for potential bidders to misappropriate intellectual property and other confidential information from us, which could have a material adverse effect on our financial results, business and prospects.

If we sell our retail business in order to focus on our blockchain initiatives and related efforts, risks relating to our Medici businesses, including our tZERO initiatives, that may be immaterial to us now would likely each become a material risk to us.

If we sell our retail business in order to focus on our blockchain initiatives and related efforts, we would immediately become a much smaller company than we are now. Consequently, risks relating to our Medici businesses, including our tZERO initiatives, which may currently be immaterial to us, would in all likelihood each become material risks to us. See "Additional Risks Relating to Our Medici Business," and "Additional Risks Relating to Our tZERO Initiatives" below.

We engage in related party transactions, which could result in conflicts of interest involving our management.

We engage in related party transactions with members of our management and Board of Directors, including with Patrick Byrne and Saum Noursalehi and their affiliates. We also own interests in businesses, including tZERO, in which one or more of our directors, officers and other employees own interests. Related party transactions present conflicts of interest which could have a material adverse effect on our financial results, business and prospects.

Our ownership of less than 100% of tZERO and other subsidiaries may cause conflicts of interest.

Our wholly-owned subsidiary Medici Ventures owns 80% of the outstanding common stock of tZERO, and tZERO employees, former employees and others own the balance of the shares. tZERO has issued employee stock options that may further dilute our ownership interest. In addition, tZERO may engage in capital raising activities in the future that could further dilute our ownership interest. To that end, in March 2019, we disclosed that we have executed a Memorandum of Understanding regarding a potential transaction involving an equity investment of up to $100 million in tZERO by GSR Capital and Makara Capital, and are in continuing discussions in furtherance thereof. We cannot be sure that we will be able to complete any such transaction on the contemplated terms or on the desired timeframe, if at all. Medici Ventures also has issued employee stock options that may result in our owning less than 100% of Medici Ventures in the future, which would also reduce our effective interest in tZERO. The boards of directors of tZERO and Medici Ventures must consider the interests of all of their stockholders, and the interests of the individual stockholders may differ from our interests. Any significant divergence between our interests and the interests of other stockholders, who are also likely to be employees, of our majority owned subsidiaries, could result in disagreements regarding business matters and could have an adverse effect on employee morale and on our business.

The options granted by Medici Ventures and the options granted by tZERO could reduce our effective ownership of each of them significantly.

Medici Ventures has granted compensatory options under its stock option plan and sold warrants to purchase Medici common stock. If all of the currently outstanding Medici Ventures options were vested and exercised and all of the currently outstanding warrants were exercised, our ownership of Medici Ventures would decrease from 100% to 90%.

tZERO has granted compensatory options under its equity incentive plan. If all of the currently outstanding tZERO options were vested and exercised, Medici Ventures’ ownership of tZERO would decrease from 80% to 76%.

If all of the currently outstanding Medici Ventures options and warrants and all of the currently outstanding tZERO options were exercised, our effective indirect ownership of tZERO would decrease from 80% to 69%.

An equity financing by tZERO, whether involving GSR Capital and/or Makara Capital or otherwise, could accelerate the vesting of the options granted by tZERO.

The tZERO equity incentive plan requires the administrator of the plan to accelerate, vest, or cause the lapse of restrictions applicable to awards outstanding under the plan upon a “change in control” as defined in the plan. For purposes of the tZERO plan, a “change in control” includes Overstock and any entity or entities directly or indirectly controlled by Overstock becoming the legal or beneficial owner of tZERO shares having less than a majority of the total voting power of the outstanding stock of tZERO. As a result, a sale of tZERO shares, whether involving GSR Capital and/or Makara Capital or otherwise, could accelerate the vesting of the options granted by tZERO. Further, the exercise of options or warrants issued by Medici Ventures and/or the exercise of vested options issued by tZERO could contribute to or cause the accelerated vesting of any then unvested tZERO options.

Our subsidiary Medici Land Governance, Inc. is a public benefit corporation.

Our subsidiary Medici Ventures has formed Medici Land Governance, Inc. ("MLG") as a public benefit corporation under Delaware law. Directors of traditional corporations, including Overstock and Medici Ventures, are required to make decisions they believe to be in the best interests of their stockholders. The directors of MLG are required by Delaware law to manage MLG in a manner that balances (1) MLG stockholders' pecuniary interests, (2) the best interests of those materially affected by MLG conduct, and (3) MLG public benefit purpose, which is to promote full financial inclusion, economic advancement, and enfranchisement of individuals, by creating systems using blockchain and other technologies that help individuals prove rightful ownership of assets, capitalize their assets, and establish a formal identity. As a result, MLG may not have the same focus on increasing stockholder value that Overstock and Medici Ventures have, and the duties of the officers and directors of MLG, some of whom also are or will be officers and/or directors of Overstock and/or Medici Ventures, may conflict with the duties of the officers and directors of Medici Ventures and Overstock. Even in the absence of common directors, conflicts of interest may arise.

MLG does not have a proven business model, does not have revenues or profits, and may require additional capital.

MLG was formed in mid-2018 and is an early stage company that currently does not generate revenues or profits. Its current projects are being done as pilot projects without charge at MLG’s expense to demonstrate MLG’s capabilities and develop its reputation. Although MLG intends to generate revenues and profits in the future, it has not yet developed a business model. If MLG cannot generate revenues and profits, MLG will require additional capital, which may have a material adverse effect on our financial results, business and prospects.

Strategic relationships, joint ventures, purchases of strategic interests in other companies and acquisitions of other companies involve numerous risks, including increased regulatory and integration risks.

We have developed strategic relationships, entered into joint ventures, purchased strategic interests in other companies, and acquired other companies, and we expect to pursue and engage in similar types of activities in the future. Each of these types of business transactions involve numerous risks, including difficulties in the evaluation of business opportunities and risks, including regulatory and integration risks, as well as difficulties in the assimilation of acquired operations and products. These types of transactions can also result in the diversion of management's attention from other business matters, employee retention issues, and the risk of liability for liabilities of acquired companies. We may not be able to successfully integrate businesses, operations, personnel, services, products or other assets that we have acquired or may acquire in the future. Further, acquisitions may also create a need for additional accounting, tax, compliance, documentation, risk management and internal control procedures, and may require us to hire additional personnel to implement, perform and/or monitor such procedures. To the extent our procedures are not adequate to appropriately implement, perform and/or monitor all necessary procedures relating to any new or expanded business, we could be exposed to a material loss or regulatory sanction. In addition, we may be unable to sell or otherwise monetize any of the interests or companies or other assets or rights we have acquired or may acquire in the future. We also may be unable to maintain our strategic relationships, including those with joint venture partners, or develop new strategic relationships. The occurrence of any of the foregoing which could have a material adverse effect on our financial results, business and prospects.

The potential investment in tZERO contemplated by the Memorandum of Understanding we announced in March 2019 with GSR Capital and Makara Capital may not occur.

In March 2019, we disclosed that we had executed a Memorandum of Understanding regarding a potential equity investment of up to $100 million in tZERO to be co-led by GSR Capital and Makara Capital, subject to due diligence, negotiation of binding contracts and regulatory approval. We may not be able to reach agreement on the terms of any such investment. Even if we are able to reach agreement on the terms and enter into a definitive agreement regarding the potential investment, the transaction may not close. Our efforts to reach an agreement and close a transaction will continue to take time and attention from our senior executives, which may have an adverse effect on our business, and if the transaction fails to occur, it may have a material adverse effect on our financial results, business and prospects.

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

We are currently subject to claims that we have infringed intellectual property rights of third parties and may be subjected to additional infringement claims in the future.

We are currently and may in the future be subject to claims that we have infringed the intellectual property rights of others, by offering allegedly infringing products or otherwise. We have contested and expect to continue to contest claims we consider unfounded rather than settling such claims, even when we expect the costs of contesting the claims to exceed the cost of settlement. Any claims may result in significant expenditure of our financial and managerial resources and may result in us making significant damages or settlement payments or changes to our business. We could be prohibited from using software or business processes, or required to obtain licenses from third parties, which could be expensive or unavailable. Any such difficulties could have a material adverse effect on our financial results, business and prospects.

We may be unable to protect our proprietary technology and to obtain trademark protection for our marks.

Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates, and others to establish and protect our proprietary rights, including the law pertaining to trade secrets. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, we cannot ensure that others will not independently develop similar intellectual property. Third parties have in the past recruited and may in the future recruit our employees who have had access to our proprietary technologies, processes and operations. These recruiting efforts expose us to the risk that such employees and those hiring them will misappropriate and exploit our intellectual property and trade secrets. We may be unable to protect it, in the United States or elsewhere, which could have a material adverse effect on our business. Although we have registered and are pursuing the registration of our key trademarks in the United States and some other countries, some of our trade names may not be eligible to receive registered trademark protection. In addition, effective trademark protection may not be available or we may not seek protection in every country in which we market or sell our products and services, including in the United States. Our competitors might adopt product or service marks similar to our marks or might try to prevent us from using our marks. Any claim by another party against us or customer, confusion related to our trademarks, or our failure to obtain trademark registration, could have a material adverse effect on our financial results, business and prospects.

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

A subsidiary of ours owns the land on which we built our headquarters, and we may incur environmental expense and liabilities.

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

Additional Risks Relating to Our tZERO Initiatives

Risks Related to tZERO's Business

tZERO has a limited operating history, which makes it hard to evaluate its ability to generate revenue through operations, and at the date of this filing, tZERO has not generated revenue from any commercially available blockchain-based application.

tZERO was formed in 2014 to develop blockchain and financial technology as part of Overstock's Medici initiatives. tZERO's limited operating history makes it difficult to evaluate its current business and future prospects. tZERO has encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate uses of its limited resources, gaining market acceptance, managing a complex regulatory landscape and developing new products. tZERO's current operating model may require changes in order for it to scale its operations efficiently. Investors in our common stock should consider tZERO's business and prospects in light of the risks and difficulties it faces as an early-stage company focused on developing products in the field of financial technology. To date, tZERO has focused on developing its business and exploring opportunities for novel applications of blockchain technology. tZERO has not generated revenue from any commercially available blockchain-based applications. tZERO has generated limited revenue and has accumulated losses since its inception. As such, tZERO's has historically been dependent upon continued financial support from us. If we are unable to generate positive cash flow in our retail business, raise additional capital, obtain financing, or sell or otherwise monetize significant assets, we may be unable to continue funding tZERO at the rate or levels we would otherwise do, which could have a material adverse effect on us and on the current and future business of tZERO.

tZERO may not successfully develop, launch, market, or sell its DLR Software.

tZERO anticipates that its first commercially available blockchain-based product will be its DLR Software. The DLR Software is currently in customer production testing, which is being conducted by a third party, and tZERO has not yet entered into any commercial licenses with any licensees. The DLR Software is intended to help broker-dealer licensees with stock inventory to both load and manage their inventory in order to assist short sellers of public securities in establishing that they have located available shares in the U.S. public securities market prior to effecting short sales. The DLR Software is intended to enable licensees to create a blockchain-based record of the shares that the licensee has made available for "locates" using customizable DLR Software functionality and of the daily purchases of the right to "locate" specifically identified shares for purposes of compliance with regulatory requirements. Although tZERO believes that the DLR Software provides broker-dealers with a better solution than the system currently in use for identifying "locates," the existing system is firmly entrenched and is controlled by firms with substantially greater resources than tZERO or Overstock. tZERO may not successfully develop, launch, market or sell its DLR Software.

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

tZERO continues to develop new and existing trading platforms for the Series A Preferred, the tZERO Security Tokens and, ultimately, other issuer's digital securities, but to date has only two Token Trading Systems in operation, both by PRO Securities.

tZERO continues to develop new and existing Token Trading Systems to trade digital securities, including the Series A Preferred, the tZERO Security Tokens, and, ultimately, other issuer's securities tokens. At the date of this filing, only two Token Trading Systems are operational-in December 2016, the PRO Securities ATS, utilizing the tZERO Platform, partnering with Keystone Capital Corporation ("Keystone") and ETC, each SEC-registered broker-dealers and FINRA members, began facilitating trading in the Series A Preferred, and in January 2019, the PRO Securities ATS, again utilizing the tZERO Platform, partnering with Dino and ETC, each SEC-registered broker-dealers and FINRA members, began facilitating private placement resales of tZERO Security Tokens to accredited investors in reliance upon an exemption from registration under Section 4(a)(7) of the Securities Act. Separately, in June 2018, tZERO and BOX Digital announced that they had entered into a joint venture intended to develop the Exchange with regulatory approvals that would enable the Exchange to trade security tokens. The Exchange will require approval from the U.S. Securities and Exchange Commission prior to beginning operations. The development of these and any other Token Trading Systems implicates complex technological considerations and raises numerous legal and regulatory issues that will need to be addressed-likely, in consultation with tZERO's broker‑dealer subsidiaries' regulators. As a result of these technological, legal and regulatory considerations, new Token Trading Systems may never be developed and, if developed, may (as may any existing Token Trading System), for a variety of technological, legal and regulatory reasons, never become (or remain) operational. If tZERO is unable to successfully develop viable Token Trading Systems, tZERO's business plans would be materially adversely affected. See "Risks Related to the Development of the Token Trading Systems" below.

tZERO intends to offer services to companies considering or pursuing initial security token offerings but has not yet been engaged to do so.

tZERO intends to offer services ("issuer services"), including offering an issuer services platform, to companies considering or pursuing initial security token offerings. To date, tZERO has not been engaged to provide issuer services to any other company considering or pursuing an initial security token offering, and there can be no assurance that tZERO will launch its issuer services platform or be engaged to provide any issuer services in the future or that any issuer services, if provided, will be profitable. If tZERO is engaged to provide any issuer services, tZERO could face claims from any dissatisfied clients and could incur liabilities in rendering any issuer services, any of which could also damage our reputation and adversely affect other parts of our business.

PRO Securities and SpeedRoute, two subsidiaries of tZERO that currently generate substantially all of tZERO's revenues, are registered broker-dealers and are subject to extensive regulation.

Broker-dealers are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. PRO Securities and SpeedRoute are registered with the SEC as broker‑dealers under the Exchange Act and in the states in which they conduct securities business and are members, and subject to the rules, of FINRA. In addition, PRO Securities owns and operates the PRO Securities ATS, which has filed a Form ATS with the SEC notifying the SEC of its activities as an alternative trading system. PRO Securities and SpeedRoute are subject to regulation, examination, investigation and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are a member.

PRO Securities and SpeedRoute currently generate substantially all of tZERO's revenues. Any failure of PRO Securities or SpeedRoute to comply with all applicable rules and regulations could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

Our broker dealers and tZERO are involved in ongoing discussions with regulatory authorities.

Our broker dealers, PRO Securities and SpeedRoute, and tZERO have been and remain involved in ongoing oral and written communications with regulatory authorities in connection with ongoing examinations, inquiries, or investigations. Any failure of our broker dealers or tZERO to satisfy FINRA, the SEC, or any other regulatory authority with which they must comply could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

Technology on which tZERO relies for its operations, including the technology underlying the Token Trading Systems, may not function properly.

The technology on which tZERO and its licensees rely, including the technology underlying the Token Trading Systems, may not function properly, which would have a material adverse effect on tZERO's plans, operations and financial condition. Although the tZERO Platform has worked for the Series A shares and the tZERO Security Tokens, trading in these securities has been extremely limited, and consequently the tZERO Platform has not been tested with significant trading volume. If the technology does not work as anticipated, there may be no alternative available. The importance of the technology to tZERO's operations means that any problems in its functionality would have a direct materially adverse effect on tZERO's plans and expectations for revenues from blockchain applications. The technology may malfunction because of internal problems or as a result of cyber-attacks or external security breaches. Any such technological problems would have a material adverse effect on tZERO's prospects.

Acquisitions tZERO has made and may make will increase costs and regulatory and integration risks.

From time to time tZERO has purchased interests in or acquired other businesses or the assets of other businesses and may do so again in the future. Integrating an acquired business or its assets involves a number of risks and financial, managerial and operational challenges. tZERO may incur significant expenses in connection with purchases or acquisitions it has made in the past or may make in the future. Further, acquisitions may also create a need for additional accounting, tax, compliance, documentation, risk management and internal control procedures, and may require tZERO to hire additional personnel to implement, perform and/or monitor such procedures. To the extent tZERO's procedures are not adequate to appropriately implement, perform and/or monitor all necessary procedures relating to any new or expanded business, we could be exposed to a material loss or regulatory sanction. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

tZERO's acquisition of Bitsy Inc. may expose us to additional risks.

Effective January 2019, tZERO purchased the remaining 67% interest in Bitsy, Inc. for $8 million, bringing our total equity interest in Bitsy, Inc. to 100%. Bitsy, Inc., is a U.S.-based company founded and partially owned by Medici Ventures' former chief operating officer and general counsel, and current president of tZERO, Steve Hopkins. In September 2018, Bitsy announced that it had begun a limited beta launch of a digital wallet service intended to create a bridge between traditional fiat currencies and cryptocurrencies. Various aspects of the business that Bitsy is engaging in are heavily regulated. Virtually every state in the U.S. regulates money transmitters and money services businesses. In some states the licensing requirements and regulations expressly cover companies engaged in digital currency activities; in other states it is not clear whether or how the existing laws and regulations apply to digital currency activities. These licenses and registrations subject companies to various anti-money laundering, know-your-customer, record-keeping, reporting and capital and bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies. Bitsy has registered with FinCEN and intends to obtain all licenses it is required to obtain. Under U.S. federal law, it is a crime for a person, entity or business that is required to be registered with FinCEN or licensed in any state to fail to do so. Further, under U.S. federal law, anyone who owns all or part of an unlicensed money transmitting business may be subject to civil and criminal penalties.

Additional Risks Related to our tZERO Security Tokens

The IRS may disagree with our characterization of the tZERO Security Token offering, which would have a material adverse effect on us.

Although we have taken the position that the sale of the tZERO Security Tokens in the security token offering was a sale of equity for tax purposes, if the IRS disagrees with our characterization and instead requires us to treat the proceeds as income to us for federal income tax purposes, this would reduce our federal net operating loss carryforwards by approximately $104.8 million as a result of the security token offering. In addition, if we are required to treat the proceeds of the security token offering as a liability rather than equity for accounting purposes, that would reduce tZERO's net book value compared to equity treatment.

We are subject to the risks of holding tZERO Security Tokens and the risk that we will be unable to sell the tZERO Security Tokens.

As part of tZERO's Security Token offering, we elected to accept tZERO Security Tokens in payment of $30 million of tZERO's indebtedness to us. As a holder of restricted securities, we therefore are subject to all of the risks of holding the tZERO Security Tokens, including the risk that we will be unable to publicly resell any of the tZERO Security Tokens unless tZERO registers our resale for us under the Securities Act of 1933, as amended. We do not have any contractual rights to require tZERO to do so.

The tZERO Security Tokens may be subject to registration under the Exchange Act if tZERO has assets above $10 million and more than a statutory amount of registered token holders, which would increase tZERO's costs significantly and require substantial attention from tZERO's management.

Companies with total assets above $10 million and more than 2,000 holders of record of their equity securities, or 500 holders of record of its equity securities who are not accredited investors, at the end of their fiscal year must register that class of equity securities with the SEC under the Exchange Act. If tZERO is required to register the tZERO Security Tokens with the SEC under the Exchange Act, it would be a laborious and expensive process. Furthermore, if such registration takes place, tZERO would have materially higher compliance and reporting costs going forward.

Risks Related to the Development of the Token Trading Systems

Development of Token Trading Systems pose financial, technological, and regulatory challenges and tZERO may not be able to successfully develop, market and launch any particular Token Trading System.

The development of a Token Trading System requires significant capital funding, expertise of tZERO's management and time and effort in order to be successful. For any particular Token Trading System, tZERO may have to make changes to the specifications for any number of reasons or tZERO may be unable to develop the Token Trading System in a way that realizes those specifications or any form of a functioning network. A Token Trading System, even if successfully developed and maintained, may not meet investor expectations-for example, there can be no assurance that a Token Trading System will provide less expensive or more efficient trading than is possible on currently available trading platforms for traditional securities (or even other Token Trading Systems for digital securities). Furthermore, a Token Trading System may experience malfunctions or otherwise fail to be adequately developed or maintained, which may negatively impact that Token Trading System and the digital securities traded on that Token Trading System.

tZERO may not have or may not be able to obtain the technical skills, expertise, or regulatory approvals needed to successfully develop any particular Token Trading System and progress it to a successful launch. While tZERO has sought to retain and continue to competitively recruit experts, there may, from time to time, be a general scarcity of management, technical, scientific, research and marketing personnel with appropriate training to develop and maintain development of Token Trading Systems. In addition, there are significant legal and regulatory considerations that will need to be addressed in order to develop and maintain each Token Trading System, including the qualifications of licensees operating each Token Trading system, and addressing such considerations will require significant time and resources. There can be no assurance that tZERO will be able to develop Token Trading Systems that fully achieve tZERO's goals and satisfy the complex regulatory requirements applicable to SEC-registered exchanges and/or permitted alternative trading systems. If tZERO is not successful in its efforts to develop Token Trading Systems that are compliant with all regulatory and legal requirements and to demonstrate to users the utility and value of Token Trading Systems, it may be impermissible to launch a particular Token Trading System or there may not be sufficient demand for the digital securities required for a particular Token Trading System to be commercially viable, and tZERO's business would be materially adversely affected, which could have a material adverse effect on us.

Regulatory authorities may never permit a Token Trading System to become operational.

Depending on the particular Token Trading System, numerous regulatory authorities, including FINRA and the SEC, may need to permit the Token Trading System to become operational. If FINRA, the SEC or any other regulatory authority objected to the Token Trading System or to aspects of the Token Trading System, such regulatory authorities could prevent the Token Trading System from ever becoming operational. The regulatory landscape that tZERO, its broker-dealer subsidiaries, and its partners need to navigate in order to achieve an operational Token Trading System is complex, and tZERO may never be able to do so successfully for a particular Token Trading System. Any such regulatory issues would have a material adverse impact on tZERO's business.

Token Trading Systems may not be widely adopted and may have limited users.

It is possible that Token Trading Systems will not be used by a large number of issuers, broker-dealers or holders of security tokens or that there will be limited public interest in the continued creation and development of Token Trading Systems. In addition, legal and regulatory developments could render any of the Token Trading Systems obsolete or impermissible. Such a lack of use or interest could negatively impact the continued development of Token Trading Systems and the business and financial position of tZERO and have a material adverse effect on us.

Alternative networks may be established that compete with or are more widely used than the Token Trading Systems.

It is possible that alternative networks could be established that utilize the same or similar protocols as those underlying the Token Trading Systems or that facilitate services that are materially similar to the Token Trading Systems' services. The Token Trading Systems may face competition from any such alternative networks, which could negatively impact the Token Trading Systems and have a material adverse effect on tZERO and on us.

The tZERO Platform and the Token Trading Systems, and any blockchain technology on which they rely, may be the target of cyber-attacks or may contain exploitable flaws in its underlying code, which may result in security breaches and the loss or theft of securities that trade on the Token Trading Systems. If such attacks occur or security is compromised, this could expose us to liability and reputational harm and could seriously curtail the utilization of security tokens and cause a decline in the market price of the affected securities and could result in claims against tZERO or us.

The Token Trading Systems, its structural foundation (including the tZERO Platform), and the software applications and other interfaces or applications upon which they rely (including blockchain technology), are unproven, and there can be no assurances that the Token Trading Systems and the creating, transfer or storage of securities on that system will be uninterrupted or fully secure, which may result in impermissible transfers, a complete loss of investors' securities on that system or an unwillingness of market participants to access, adopt and utilize security tokens or the Token Trading Systems. Further, the tZERO Platform, the Token Trading Systems and any technology, including blockchain technology, on which they rely, may also be the target of cyber-attacks (such as "double-spend" attacks or "51%" attacks) seeking to identify and exploit weaknesses, which may result in the loss or theft of securities, which, in turn, may materially and adversely affect the Token Trading Systems, tZERO, and us.

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

Risks Related to Blockchain Technology

The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, the tZERO Platform and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development and the value of such cryptocurrencies and assets.

Regulation of digital assets, like the tZERO Security Tokens, as well as cryptocurrencies, blockchain technologies, cryptocurrency exchanges, and the Token Trading Systems, is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. Failure by tZERO and its Token Trading System partners to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

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

The growth of the blockchain industry in general, as well as the blockchain networks on which the tZERO Security Tokens will rely, is subject to a high degree of uncertainty. The factors affecting the further development of the cryptocurrency and digital security industry, as well as blockchain networks, include, without limitation:

•	worldwide growth in the adoption and use of cryptocurrencies, digital securities, and other blockchain technologies;

•
government and quasi-government regulation of cryptocurrencies, digital securities, and other blockchain assets and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

•	the maintenance and development of the open-source software protocol of cryptocurrency or digital securities networks;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using government-backed currencies or existing networks;

•	general economic conditions and the regulatory environment relating to cryptocurrencies and digital securities; and

•	a decline in the popularity or acceptance of cryptocurrencies or other blockchain‑based tokens.

The cryptocurrency and digital securities industries as a whole have been characterized by rapid changes and innovations and are constantly evolving. Although it has experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks and blockchain assets may materially adversely affect tZERO's business plans.

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

tZERO's and its subsidiaries' businesses are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, technology, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to their business practices, increased cost of operations or otherwise harm their businesses.

tZERO and its subsidiaries are subject to a variety of laws and regulations in the United States and abroad that involve matters central to its business, including user privacy, blockchain technology, data protection and intellectual property, among others. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which tZERO and its subsidiaries operate.

tZERO and its subsidiaries have adopted appropriate policies and procedures designed to comply with these laws. The growth of their respective businesses and expansion outside of the United States may increase the potential of violating these laws or its internal policies and procedures. The risk of being found in violation of these or other laws and regulations is further increased by the fact that many of these have not been fully interpreted by the regulatory authorities or the courts and are open to a variety of interpretations. Any action brought against tZERO or its subsidiaries for violation of these or other laws or regulations, even if tZERO or its subsidiaries successfully defend against it, could cause tZERO or any of its subsidiaries to incur significant legal expenses and divert its management's attention from the operation of its business. If its operations are found to be in violation of any of these laws and regulations, it may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, it could be required to refund payments received by it, and it could be required to curtail or cease its operations. Any of the foregoing consequences could seriously harm tZERO's or any of its subsidiaries' business and its financial results. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase tZERO's or any of its subsidiaries' operating costs, require significant management time and attention, and subject any of them to claims or other remedies, including fines or demands that they modify or cease existing business practices.

The popularity of cryptocurrencies and digital securities offerings may decrease in the future, which could have a material adverse effect on the cryptocurrency and digital securities industry and tZERO's operations and financial condition.

tZERO was founded to develop and commercialize financial technology based on the use of digital assets, digital securities and blockchain technology. In recent years, cryptocurrencies and digital securities have become more widely accepted among investors and financial institutions but have been also faced increasingly complex legal and regulatory challenges and, to date, have not benefited from widespread adoption by governments, central banks or established financial institutions. However, any significant decrease in the acceptance or popularity of cryptocurrency or digital security offerings may have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

To date, tZERO's primary source of revenues has been revenues from its wholly owned subsidiaries, SpeedRoute and PRO Securities, and a large percentage of these firms' revenues come from a small number of major customers, making tZERO vulnerable to changes in the business and financial condition of, or demand for SpeedRoute's and PRO Securities' services by, such customers.

To date, tZERO's primary source of revenues has been revenues from its wholly owned subsidiaries, SpeedRoute and PRO Securities. These firms' revenues primarily have come from three major customers, making tZERO vulnerable to changes in the business and financial condition of, or demand for services by, such customers of SpeedRoute and PRO Securities. During the year ended December 31, 2018, revenue passed through to tZERO from the broker-dealers attributable to these three customers accounted for, respectively, 23%, 15% and 11% of tZERO's revenues. tZERO's income and ability to meet its financial obligations could also be adversely affected in the event of bankruptcy, insolvency or significant downturn in the business of one of these SpeedRoute or PRO Securities customers.

The tZERO Platform and any current or future Token Trading Systems have been and will be, as applicable, developed by key technology employees of tZERO and its affiliates, and their operation and further development depend on the continued availability of those key employees.

The tZERO Platform, and any current or future Token Trading System, including technology and intellectual property involved in their creation and operation, have been or will be, as applicable, developed primarily by a small number of key technology employees of tZERO and its affiliates. The loss of the services of any of those key employees could have a material adverse effect on the ability of tZERO to develop, operate or maintain the tZERO Platform or the Token Trading Systems. If

tZERO were to lose the services of any such key employees, it could be difficult or impossible to replace them, and the loss of any of them could have a material adverse effect on tZERO's operations and financial condition.

The occurrence of any of the foregoing could result in claims against tZERO and us and could have a material adverse effect on us and the holders of our securities.

The development and operation of tZERO's business, including the tZERO Platform and any Token Trading System requires, will likely require, technology and intellectual property rights.

The ability of tZERO to develop tZERO Platform and any Token Trading System that may be developed in the future may depend on technology and intellectual property rights that tZERO may license from unaffiliated third parties. If for any reason tZERO were to fail to comply with its obligations under an applicable license agreement, or were unable to provide or were to fail to provide the technology and intellectual property that the tZERO Platform or any Token Trading System requires, they would be unable to operate, which would have a material adverse effect on tZERO's operations and financial condition and could have a material adverse effect on us.

tZERO may face substantial competition from a number of known and unknown competitors as well as the risk that one or more of them may obtain patents covering technology critical to the operation of the tZERO Platform or any Token Trading System.

We believe that a number of organizations are or may be working to develop trading systems utilizing distributed ledger or blockchain technologies or other novel technologies that may be competitive with tZERO's own technology, including its patented technology. Although it is difficult to obtain reliable information about blockchain activities by companies that may be our competitors, they may include companies such as SharesPost, OpenFinance Network, Templum Inc., Coinbase, KoreConX, Blocktrade AG, Smart Valor, the Nasdaq Stock Market, Intercontinental Exchange, Circle, Ideanomics, CrowdEngine, Securitize, Harbor, and Polymath. As our industry matures, we expect that larger existing companies in the financial services and technology industry, including companies offering services and products related to e-commerce, cloud computing, artificial intelligence, online advertising, search engines, software, and hardware may enter the digital securities secondary trading and digital securities exchange areas of our current business and other areas of our potential business related to distributed ledger or blockchain technologies and compete. Any or all of them may compete with us now or in the near future not only for potential business, but for the time and attention of regulators and for the services of persons with the expertise we need. Some or all of such organizations may have substantially greater technological expertise, experience with distributed ledger technologies and/or financial resources than tZERO or Overstock has, and many of them appear to be attempting to patent technologies that may be competitive with or similar to the technology tZERO has developed and patented. tZERO does not have access to detailed information about the technologies these organizations and/or their respective purchasers may be attempting to patent. If one or more other persons, companies or organizations obtains a valid patent covering technology critical to the tZERO Platform or any Token Trading System, the tZERO partners that need the relevant technology in order to enable the tZERO Platform or any Token Trading System to operate as intended might be unable or unwilling to license the technology, and it could become impossible for the tZERO Platform or any Token Trading System to operate, which could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.  Further, tZERO’s subsidiaries may also face competition in the areas of their respective businesses including accredited investor verification services, money services, or broker dealer services, and these competitors may include Early IQ, InvestReady.com, CharlesSchwab, the New York Stock Exchange, the Nasdaq Stock Market, CBOE, Clearpool Group, Dash Financial Technologies, Coinbase, SpectroCoin, Robinhood, Cash App, Abra, and Kraken. Any or all of them may compete with tZERO’s subsidiaries now for current business or in the near future for potential business.

Additional Risks Relating to Our Retail Business

Our business depends on the Internet, our infrastructure and transaction-processing systems.

We are completely dependent on our infrastructure and on the availability, reliability and security of the Internet and related systems. Substantially all of our computer and communications hardware is located at a single Overstock owned and operated facility. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. Our back-up facility is not adequate to support sales at a high level. Our servers and applications are vulnerable to malware, physical or electronic break-ins and other disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. Any system interruption that results in the unavailability of our Website or our mobile app or reduced performance of our transaction systems could interrupt or substantially reduce our ability to conduct our business. We have experienced periodic systems interruptions due to server failure, application failure, power failure and intentional cyber-attacks in the past, and may experience additional interruptions or failures in the future. Any failure or impairment of our infrastructure or of the availability of the Internet or related systems could have a material adverse effect on our financial results, business and prospects.

We rely upon paid and unpaid natural search engines to rank our product offerings, and our financial results may suffer if we are unable to regain our prior rankings in natural searches.

We rely on paid and unpaid natural search engines to attract consumer interest in our product offerings, including Google, Bing, and Yahoo!. Changes to their ranking algorithms may further adversely affect our product offerings in paid and/or unpaid searches, and we may at times be subject to ranking penalties if the operators of search engines believe we are not in compliance with their guidelines. Search engine companies change their natural search engine algorithms periodically, and our ranking in natural searches may be adversely affected by those changes, as has occurred from time to time, and which have led us to pursue revenue growth in other more expensive marketing channels. Google's search engine is dominant in our business and has historically been a significant source of traffic to our website, much of it at essentially no incremental cost to us. If the changes we believe Google made in 2017 prevent us from regaining our prior rankings in Google's natural search engine, we will have to utilize more expensive marketing channels or otherwise compensate for the loss of some of the natural search traffic, and if we are unable to do so, our financial results may suffer and the changes may have a material adverse effect on our business. Search engine companies may also determine that we are not in compliance with their guidelines from time to time, as has occurred in the past, and they may penalize us in their search algorithms as a result.

Our business depends on effective marketing, including marketing via email and social networking messaging and our competitors have and may continue to directly increase our marketing costs and also have and may continue to cause us to decrease certain types of marketing.

We depend on effective marketing and high customer traffic. We depend on email to promote our site and offerings and to generate a substantial portion of our revenue. If a significant portion of our target customers no longer utilize email, or if we are unable to effectively and economically deliver email to our potential customers, whether for legal, regulatory or other reasons, it would have a material adverse effect on our business. We also rely on social networking messaging services for marketing purposes, and anything that limits our ability or our customers' ability or desire to utilize social networking services could have a material adverse effect on our business. In addition to competing with us for customers, suppliers, and employees, our competitors have and may continue to directly increase our operating costs, by driving up the cost of various forms of online advertising. We may elect to decrease our use of sponsored search or other forms of marketing from time to time in order to decrease our costs, which may have a material adverse effect on our financial results and business. We may also elect to spend additional amounts on sponsored search or other forms of marketing from time to time in order to increase traffic to our Website, or to take other actions to increase traffic and/or conversion. If we are unable to develop, improve, implement and maintain effective and efficient cost-effective advertising and marketing programs, it would have a material adverse effect on our financial results and business.

Some shoppers may not utilize the search engines at all, and we may be unable to reach some of those shoppers.

Large marketplace websites and sites which aggregate marketplace sellers with a large product selection are becoming increasingly popular, and we may not be able to place our products on these sites to take advantage of their internal search platforms. Further, some shoppers may begin their searches at a competitor's website and may not utilize traditional search engines at all. Our inability to place products on or access these sites may have a material adverse effect on our business.

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

•	online liquidators such as SmartBargains.

We expect that existing and future traditional manufacturers and retailers will continue to add or improve their e-commerce offerings, and that our existing and future e-commerce competitors, including Amazon, will continue to increase their offerings, their delivery capabilities, and the ways in which they enable shoppers to purchase goods, including their mobile technology and the voice-activated shopping services offered by Amazon. Many of our competitors specialize in one or more of the areas in which we offer products. For example, our furniture offerings compete with more than 100 online retail furniture websites, in addition to many more traditional furniture retail specialists. Some of our competitors run at net losses to gain market share in the online retail market. We also face competition from shopping services such as Google Express, which offers products from Walmart, Costco, Target and other retailers on a voice-activated shopping platform. Competition from Amazon and from other competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition, greater access to capital and significantly greater financial, marketing and other resources than we do, affect us and have had and could continue to have a material adverse effect on our financial results, business and prospects.

Tariffs or other measures that increase the effective price of products we or our suppliers or fulfillment partners import into the United States could have a material adverse effect on our business.

We and many of our suppliers and fulfillment partners source a large percentage of the products we offer on our Website from China and other countries. If the United States imposes tariffs or other measures that directly or indirectly increase the price of products we or they import and that we offer on our Website, the increased prices could have a material adverse effect on our financial results, business and prospects.

Economic factors, including our increasing exposure to the U.S. housing industry, may adversely affect us.

Economic conditions, particularly any weakness in the United States housing market, may adversely affect our financial performance. Over the last several years, the percentage of our sales from home and garden products has increased substantially. We believe that our sales of home and garden products are affected by the strength of the U.S. housing industry, and that downturns in the U.S. housing industry could have a material adverse effect on our financial results, business and prospects.

Decreases in discretionary consumer spending may adversely affect us.

A substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Difficult macro-economic conditions, particularly high levels of unemployment or underemployment, also impact our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our financial results, business and prospects.

Our international business efforts could adversely affect us.

We sell products in international markets. International sales and transactions are subject to inherent risks and challenges that could adversely affect us, including:

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

Our international business could expose us to penalties for non-compliance with laws applicable to international business and trade, including the U.S. Foreign Corrupt Practices Act, which could have a material adverse effect on our business. Foreign data protection, privacy and other laws and regulations are different and often more restrictive than those in the United States. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices, which may adversely affect our business. To the extent that we make purchases or sales denominated in foreign currencies, we would have foreign currency risks, which could have a material adverse effect on our financial results, business and prospects.

If we do not successfully optimize and operate our warehouse, distribution centers and customer service operations, our business could be harmed.

We have expanded, contracted and otherwise modified our warehouse, distribution centers and customer service operations from time to time in the past, and expect that we will continue to do so. If we do not successfully optimize and operate our warehouse, distribution centers and customer service operations, it could significantly limit our ability to meet customer demand, customer shipping or return time expectations, or result in excessive costs and expenses for the size of our business. Because it is difficult to predict demand, we may not be able to manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. We may also fail to staff our fulfillment and customer service centers at optimal levels. Our failure to manage our warehouse operations, distribution centers or our fulfillment and customer service centers optimally could adversely affect our financial results and customer experience and could have a material adverse effect on our financial results, business and prospects.

We depend on a large number of other companies to perform functions critical to our business, and any failure on their part could have a material adverse effect our business.

We depend on a large number of other companies, including a large number of independent fulfillment partners whose products we offer for sale on our Website, to perform functions critical to our ability to deliver products and services to our customers. We depend on our fulfillment partners to perform a number of traditional retail operations such as maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely basis. We also depend on the delivery services that we and they utilize, on the payment processors that facilitate our customers' payments for their purchases, and on other third parties over which we have no control, for the operation of our business. Difficulties with any of our significant fulfillment partners, delivery services, payment processors or other third parties involved in our business, regardless of the reason, could have a material adverse effect on our financial results, business and prospects.

We depend on our suppliers and fulfillment partners representations regarding product safety, content and quality, and for proper labelling of products.

We rely on our suppliers' and fulfillment partners' representations of product safety, content and quality. We also rely on our suppliers and partners to ensure proper labelling of products. Issues or concerns regarding product safety, labelling, content or quality could result in consumer or governmental claims and could adversely affect our financial results and business. Any indemnity agreement we may have with a supplier or partner of a product may be inadequate or inapplicable, and any insurance coverage we may carry may be inadequate. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business. The occurrence of any of the foregoing could have a material adverse effect on our financial results, business and prospects.

Our decision to accept and hold cryptocurrency, such as bitcoin, may subject us to exchange risk and additional tax and regulatory requirements.

In 2014, we began accepting bitcoin as a form of payment for purchases on our website. Neither bitcoin nor any of the other cryptocurrencies we may hold are considered legal tender or backed by any government, and bitcoin and other cryptocurrencies we may hold have experienced price volatility, technological glitches and various law enforcement and regulatory interventions. The use of cryptocurrency such as bitcoin has been prohibited or effectively prohibited in some countries. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. Our Board of Directors has authorized us to retain, in bitcoin, up to 50% of our sales revenues paid for by customers in bitcoin. From time to time we hold bitcoin and other cryptocurrencies directly, and we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrencies we hold. We may choose not to hedge or may be unable to fully hedge our exposure to cryptocurrencies and may at times be unable to convert cryptocurrencies to U.S. dollars. If any regulatory authority asserts that we require a license or other regulatory approval to conduct business or own an interest in other businesses involving cryptocurrencies, it could have a material adverse effect on our financial results and business.

In addition to our efforts to transition from our historical business as an e-commerce retailer to a blockchain-focused company, we have an evolving e-commerce business model, which increases the complexity of our retail business.

In addition to our efforts to transition from our historical business as an e-commerce retailer to a blockchain-focused company as described in this report, our retail business model has evolved in the past and continues to do so. In prior years we added additional types of services and product offerings and in some cases, we modified or discontinued those offerings, and in some cases have re-launched offerings we had previously terminated. We may continue to try to offer additional types of products or services, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/partner sourcing of the products we offer. The additions and modifications to our business have increased the complexity of our business and impacted our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any new business or website we launch that is not favorably received by consumers could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our financial results, business and prospects.

Our plans to end our Club O Rewards Mastercard could adversely affect us.

We are planning to end our Overstock Club O Rewards Mastercard which offers cardholders a complimentary Club O Rewards membership with a higher reward earning percentage (8%). We anticipate larger than normal rewards redemption from these members during the immediate 60-day grace period following the closure on March 29, 2019 which could have a material adverse effect on our financial results in Q2 2019.

Our insurance coverage and indemnity rights may not adequately protect us against loss.

The types, coverage, or the amounts of any insurance coverage we may carry from time to time may not be adequate to compensate us for any losses we may actually incur in the operation of our business. Further, any insurance we may desire to purchase may not be available to us on terms we find acceptable or at all. We are not indemnified by all of our suppliers, and any indemnification rights we may have may not be enforceable or adequate to cover actual losses we may incur as a result of our sales of their products. Actual losses for which we are not insured or indemnified, or which exceed our insurance coverage or the capacity of our indemnitors or our ability to enforce our indemnity agreements, could have a material adverse effect on our financial results, business and prospects.

We are partially self-insured with respect to our employees' health insurance. If the actual costs of these claims exceed the amounts we have reserved for them, we would incur additional expense.

Beginning January 1, 2017, we are partially self-insured with respect to our employees' health insurance, except to the extent of stop-loss coverage that limits our losses both on a per employee basis and an aggregate basis. The actual costs of our employees' health insurance claims could exceed our estimates of those costs for a number of reasons, including more claims or larger claims than we expect, and increases in the costs of healthcare generally. If the actual cost of our employees' health insurance claims and related expenses exceeds the amounts we have accrued, we may be required to record additional charges for these claims and/or to establish additional reserves, which could have a material adverse effect on our financial results, business and prospects.

Additional Risks Relating to Our Medici Business

The businesses that we are pursuing through our Medici initiatives are novel and subject to technical, operational, financial, regulatory, legal, reputational and marketing risks.

In August 2015, we acquired the assets and business of a financial technology ("fintech") company and in January 2016, we acquired two registered broker-dealers (our "broker-dealer subsidiaries") that were affiliated with the fintech company. We have limited experience with the operation of fintech companies or of broker-dealers. In December 2016, we issued publicly-traded securities traded exclusively on a registered alternative trading system operated by one of our majority-owned broker-dealer subsidiaries, the ownership of which is tracked on a blockchain. Our majority-owned subsidiary tZERO is working on other potential financial applications of blockchain technology, including the potential development of a trading platform for digital "tokens" or "coins" treated as securities. See "Additional Risks Relating to Our tZERO Initiatives" below. These are areas in which we do not have substantial experience, and which are subject to the risks of new and novel businesses, including technical, operational, financial, regulatory, legal and reputational risks, as well as the risk that we may be unable to market, license or sell our technology successfully or profitably. The occurrence of any such risks could have a material adverse effect on our financial results and business.

We may be required to write off amounts relating to our interests in startup businesses.

At December 31, 2018, Overstock and its subsidiaries held minority interests totaling approximately $60.4 million in several companies that are in the startup or development stages and we may acquire additional minority interests in other entities in the future. These interests are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Additionally, since these interests are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, we have no assurance that the technology or products of companies we have funded would be successful, even if they were brought to market. We have written off amounts related to these interests in the past and may in the future write off additional amounts related to these interests. Any such write-offs could be material and could have a material adverse effect on our financial results and business.

Our ownership interest in digital currency transfer and payment businesses may expose us to additional risks.

Medici has acquired equity interests in startup companies which are pursuing a variety of digital currency transfer and payment businesses. Virtually every state in the U.S. regulates money transmitters and money services businesses. In some states the licensing requirements and regulations expressly cover companies engaged in digital currency activities; in other states it is not clear whether or how the existing laws and regulations apply to digital currency activities. Further, U.S. federal law requires registration of most such businesses with FinCEN. These licenses and registrations subject companies to various anti-money laundering, know-your-customer, record-keeping, reporting and capital and bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies. Under U.S. federal law, it is a crime for a person, entity or business that is required to be registered with FinCEN or licensed in any state to fail to do so. Further, under U.S. federal law, anyone who owns all or part of an unlicensed money transmitting business may be subject to civil and criminal penalties. If Bitt, Spera, or FinClusive take any action that could subject them to registration with FinCEN or to licensing requirements in any state before they become properly licensed and registered, we could be subject to potential civil and criminal penalties. Any such penalties, or even the allegation of criminal or other illegal activities, could have a material adverse effect on us and on our financial results and business.

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

Risks Relating to Our Common Stock and Other Securities

If we determine not to sell our retail business or make other fundamental changes to our business, the trading prices of our securities may decrease significantly. The trading prices of our securities may also decrease significantly if we determine to take any such actions.

The trading prices of our common stock and other securities have been and may continue to be volatile. Our stock price fluctuations may be due in part to our disclosures about our exploration of strategic alternatives. Our stock price may be adversely affected by our future actions, including any decisions we may make or announcements to pursue or not to pursue such strategic alternatives, and by any announcements we may make regarding any such matters, any of which could cause the trading prices of our securities to decrease significantly which in turn could adversely affect our ability to raise capital and could have a material adverse effect on our financial results, business and prospects.

The trading prices of our securities may be adversely affected by short-selling activities involving our common stock.

The trading prices of our common stock and other securities have been and may continue to be volatile. Our stock price fluctuations may be due in part to short-selling activity related to our common stock. The practice of short-selling activity may adversely affect our common stock price, which in turn could adversely affect our ability to raise capital and could have a material adverse effect on our financial results, business and prospects.

The trading prices of our securities may be affected by the prices of cryptocurrencies, particularly Bitcoin, despite our disclosures that we generally hold very little Bitcoin, and by perceptions regarding the business prospects of blockchain technology generally.

The trading prices of our securities may be affected by the prices of cryptocurrencies, particularly Bitcoin, which may be the result of an apparent misperception that the value of our business is related to the value of Bitcoin, despite our disclosures that we generally hold very little Bitcoin. The market price of our securities may also be affected by perceptions regarding the business prospects of our Medici business and blockchain technology generally. To the extent that our blockchain initiatives do not succeed in a timely manner or at all, or the development or acceptance of blockchain networks, blockchain assets or blockchain applications slows or stops, the trading prices of our securities could decrease significantly, which in turn could adversely affect our ability to raise capital and could have a material adverse effect on our financial results, business and prospects.

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

Sales by our significant stockholders could have an adverse effect on the market price of our common and preferred stock.

A small number of our stockholders own a significant percentage of our common stock. Our Chief Executive Officer Patrick Byrne is the beneficial owner of approximately 18% of our common stock and approximately 50% of our Series A preferred stock. Various trusts related to his mother Dorothy Byrne are the beneficial owners of an additional aggregate of approximately 5.0% of our common stock. In addition, according to public filings with the SEC, at December 31, 2018, a small number of institutional investors were beneficial owners of significant percentages of our common stock. Sales by any of such stockholders could have a material adverse effect on the market prices of our common stock and/or preferred stock. Dr. Byrne and/or entities he controls, including High Plains Investments LLC, may sell shares of our common stock in the future and/or may enter into a Rule 10b5-1 plan for the sale of shares of our common stock in the future. In addition, the transfer of ownership of a significant portion of our outstanding shares within a three-year period could adversely affect our ability to use our net operating losses to offset future taxable net income. Any of the foregoing could have a material adverse effect on the holders of our securities.

Pledges of our shares by officers and directors and significant stockholders could have an adverse effect on us and on the market price of our common and preferred stock.

We do not prohibit or restrict our officers, directors, significant stockholders or others from pledging shares of our company owned by any of them, by holding them in a margin account or otherwise. Patrick Byrne, who is our Chief Executive Officer, a member of our Board and our largest stockholder (directly and indirectly through High Plains Investments LLC), has pledged approximately 1.9 million of the approximately 5.8 million shares he beneficially owns to one or more banks to secure a credit facility for High Plains Investments LLC and a personal loan. Any margin call or similar action by a lender that results in a forced sale of shares pledged by any of our officers, directors or significant stockholders could have an adverse effect on us and could have an adverse effect on the market price of our securities.

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

We have experienced and expect to continue to experience significant fluctuations in our operating results in part because of seasonal fluctuations in traditional retail patterns. Our gross revenues have historically been significantly lower in the first and second calendar quarters than in the fourth quarter of the prior year due primarily to increased shopping activity during the fourth quarter holiday season. Further, we generally increase our inventories substantially in anticipation of holiday season shopping activity, which has a negative effect on our cash flow. As a result of the fourth quarter holiday season shopping, we also typically have unusually large payments due to our fulfillment partners in the first calendar quarter. Our revenues and operating results have varied in the past and may continue to vary significantly from quarter to quarter due to a number of other factors, many of which are outside our control. In addition to seasonal effects and the other risk factors described in this report, factors that have caused and/or could cause our quarterly operating results to fluctuate and in turn affect the market prices of our common stock and preferred stock include:

•	increases in the cost of advertising and changes in our sales and marketing expenditures;

•	expenses we incur in our Medici and tZERO business development efforts;

•	our inability to retain existing customers or encourage repeat purchases;

•	the extent to which our existing and future marketing campaigns are successful;

•	price competition, particularly in the costs of marketing as well as in product pricing;

•	the amount and timing of operating costs and capital expenditures;

•	the amount and timing of our purchases of inventory;

•	our inability to manage distribution operations or provide adequate levels of customer service;

•	increases in the cost of fuel, transportation or distribution;

•	our inability to implement technology changes or integrate operations and technologies from acquisitions or other business combinations;

•	our efforts to offer new lines of products and services; and

•	our inability to attract users to our website.

Any of the foregoing could have a material adverse effect on our financial results and business and our ability to raise capital and could have a material adverse effect on the holders of our common stock and of our preferred stock.

Our outstanding preferred stock could adversely affect the holders of our common stock in some circumstances.

We have two series of preferred stock outstanding. The preferred stock could adversely affect the holders of our common stock in some circumstances. The preferred stock generally votes with the common stock, with holders of the preferred stock having one vote for each share held. As of December 31, 2018, the 481,259 outstanding shares of preferred stock constituted approximately 1.5% of the total number of shares of the preferred stock and the common stock, taken together. The preferred stock ranks senior to the common stock with respect to dividends, is entitled to an annual cash dividend of $0.16 per share in preference to any dividend on the common stock and is generally entitled to participate in any dividends we pay on the common stock. The preferred stock ranks equally with the common stock upon our liquidation, winding up or dissolution. Generally, in a business combination, each share of the preferred stock would be treated as a share of common stock. Any of the foregoing could have a material adverse effect on the holders of the common stock.

We may issue additional preferred stock without further stockholder approval, for purposes of a stockholder rights plan or for other purposes, and any such preferred stock could entitle the holders to rights superior to those of the holders of our common stock.

Our amended and restated certificate of incorporation authorizes our board to designate and issue preferred stock on such terms as may be approved by the board without further stockholder approval. Our board could do so in connection with the adoption of a stockholder rights plan or for other reasons. Preferred stock could be issued with rights, preferences and privileges superior to those of our common stock. In addition, the issuance of preferred stock could have the effect of making an acquisition of our Company more difficult or costly. We currently have 1.0 million authorized shares of preferred stock undesignated as to series, and we could cause shares currently designated as to series but not outstanding to become undesignated and available for issuance as a series of preferred stock to be designated in the future.

Our Board of Directors or the compensation committee could accelerate the vesting of outstanding restricted stock units upon a sale of the Company or otherwise, which could result in an increase in the number of shares outstanding.

The compensation committee of our board has granted and expects to grant additional restricted stock units ("RSUs") to certain of our employees and directors. Upon vesting, we issue one share of common stock for every RSU held. The board or the compensation committee could determine to accelerate the vesting of RSUs in the event of our sale of our retail business or otherwise, which would result in an increase in the number of shares outstanding and would dilute stockholders' ownership of our company. Although the number of RSUs outstanding changes frequently, if all RSUs outstanding were vested as of December 31, 2018, the RSUs would convert into approximately 559,000 shares of our common stock, or approximately 2.0% of the number of shares of common stock currently outstanding.

We generally have not received significant coverage by securities analysts, and the lack of coverage may adversely affect our share price and trading volume.

We generally have not received significant coverage by securities analysts, and the securities analysts who do cover us may stop coverage at any time. The lack of coverage may adversely affect our share price and trading volume and may cause our share price or trading volume to be lower than they might be if more analysts covered us.

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

Additional Risks Related Primarily to our Series A Preferred Stock

Our Series A Preferred shares are substantially different from other securities traded in the U.S. public markets and are subject to a variety of unusual restrictions and material risks.

Our Series A Preferred can trade only on the PRO Securities ATS utilizing the tZERO Platform. Trades of the Series A Preferred settle on the trade date. The Series A Preferred is not and will not be listed on any securities exchange or any other market of any kind. The Series A Preferred is extraordinarily illiquid. Only approximately ten trades in the Series A Preferred have taken place since we issued the Series A Preferred in December 2016. Shares of Series A Preferred can be held only in an online brokerage account with Keystone and cannot be held in any other account or manner. Only certain persons and types of entities may purchase Series A Preferred. As a result of these and other matters, the market for the Series A Preferred is likely to remain extraordinarily illiquid and it may be impossible to sell any shares of the Series A Preferred.

The technology on which the tZERO Platform depends has been developed by our majority-owned subsidiary, tZERO, and is licensed by its subsidiary, PRO Securities, and the Series A Preferred depends on both tZERO and on PRO Securities, neither of which has substantial resources.

tZERO is a majority-owned subsidiary of ours and owns 100% of the equity interest in PRO Securities. tZERO licenses the tZERO Platform to PRO Securities, and PRO Securities operates the PRO Securities ATS. Neither tZERO nor PRO Securities has substantial resources or any commitment from any person, including the Company, to contribute additional capital or to make any loan to either of them. If any one or more of the Company, tZERO or PRO Securities were unable to fund its operations in the future, or if any one or more of them were to become the subject of a bankruptcy or other insolvency proceeding, PRO Securities might be unable to continue to operate the tZERO Platform, and the Series A Preferred could be materially adversely affected. In any such event, or if the PRO Securities ATS or the tZERO Platform were to be unable to operate as a result of intellectual property issues or fail to operate as intended for any other reason, holders of our capital stock, including the Series A Preferred, could lose their entire investment in our capital stock, including all amounts invested in the Series A Preferred.

Accounts for the Series A Preferred are held directly in the customer's name, rather than in "street name," and the complete trading history of each digital wallet is available to the general public and it may be possible for members of the public to determine the identity of the holders of wallets.

The Series A Preferred shares are directly recorded on our stockholder books and records maintained by Computershare Trust Company, N.A. ("Computershare"), and cannot be held in "street name". The tZERO Platform makes trade data publicly available shortly after each trade. The publicly available information includes the digital wallet address of each holder of Series A Preferred and the entire trading history of each wallet, including the price of each trade and the balance of the securities held. In addition, because all holders of the Series A Preferred are holders of record, all of them are subject to the risk of loss of their anonymity.

The Series A Preferred depends on both Keystone and its clearing broker, ETC.

The Series A Preferred depends on both Keystone and Electronic Transaction Clearing, Inc. ("ETC"). Keystone is the only broker dealer authorized to provide the accounts required to trade the Series A Preferred, and ETC is the clearing broker for Keystone with respect to the Series A Preferred. Any failure of either Keystone or ETC to continue operating or to satisfactorily perform its obligations could make it impossible to trade the Series A Preferred.

In the event of the insolvency of Keystone or ETC, the Securities Investor Protection Corporation might not provide any protection to the holders of Series A Preferred.

The Securities Investor Protection Corporation ("SIPC") oversees the liquidation of member broker dealers that close when the broker dealer is bankrupt or in financial trouble, and customer assets are missing. SIPC normally provides limited protection to customers. However, if Keystone or ETC were to become insolvent, the structure of the trading system for the Series A Preferred could mean that SIPC would provide no protection to holders at all, which could have a material adverse effect on holders of Series A Preferred.

Transactions involving the Series A Preferred could result in errors, which may be impossible to correct.

Some transactions in the Series A Preferred could require manual intervention, which could result in errors, and because trades on in the Series A Preferred settle on the trade date, it may be impossible to correct any error, regardless of the source of the error, which could have a material adverse effect on holders of Series A Preferred.

The Series A Preferred depends on Computershare as the transfer agent for the Series A Preferred.

Computershare serves as the transfer agent for the Series A Preferred. If Computershare were unable or unwilling for any reason to serve as such, trading in the Series A Preferred would be impossible unless we were able to substitute another transfer agent, which would have a material adverse effect on the holders of the Series A Preferred.

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

The potential application of U.S. laws regarding virtual currencies and money transmission to PRO Securities' use of the Ethereum blockchain is unclear.

The tZERO Platform uses the Ethereum blockchain for certain purposes. None of the parties involved in the operation of the tZERO Platform is licensed under the virtual currency or money transmission regulations of any state in the United States or registered with FinCEN. If any regulatory authority were to assert that the operation of the tZERO Platform requires such licensing or registration, it could have a material adverse effect on the holders of the Series A Preferred.

We have the right to convert the outstanding shares of Series A Preferred into shares of Series B Preferred at any time.

We have the right to convert the Series A Preferred into Series B Preferred at any time, and the terms of the Series B Preferred may be amended at any time without the consent of the holders of the Series A Preferred. Any such conversion and any such amendment of the Series B Preferred could have a material adverse effect on holders of Series A Preferred.

The restrictions on the tax reporting of holder's cost basis in shares of Series A Preferred will not allow normal tax planning in the sale of shares of Series A Preferred and may result in disadvantageous tax consequences to a seller of Series A Preferred.

Only one method of cost basis reporting (the first-in, first-out, or FIFO, method) is available for the Series A Preferred. As a result, sellers of Series A Preferred may be required to pay more tax on their sales or to pay taxes earlier than if other normal methods of cost basis reporting had been available, which could have a material adverse effect on the holders of Series A Preferred.

Additional Risks Related to both our Series A Preferred Stock and our Series B Preferred Stock

We do not intend to issue any additional shares of either Series A Preferred or Series B Preferred, which is expected to continue to result in very limited trading in each series.

We do not intend to issue any additional shares of Series A Preferred or of Series B Preferred, and we expect trading in the Series A Preferred and the Series B Preferred to continue to be very limited.

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

Rule 144 is not available for resales of "restricted shares" of Series A Preferred, and Rule 144 volume limitations on resales of Series B Preferred are very low.

Persons, including non-affiliates of a public company such as the Company, who acquire shares directly or indirectly from the public company, or from an affiliate of the public company, in a transaction or chain of transactions not involving any public offering, or otherwise as described in Rule 144, acquire "restricted shares" for purposes of Rule 144. Although Rule 144 permits public sales of "restricted shares" subject to certain conditions, Rule 144 is not available for any sales of Series A Preferred, and the sale of any such shares may be difficult or impossible. Further, because of the limited number of shares of Series B Preferred outstanding, the volume limitations of Rule 144 would severely limit sales of Series B Preferred under Rule 144.

We will have an economic incentive to repurchase Series A Preferred and Series B Preferred at prices below the redemption price, and our doing so could cause the trading prices of Series A Preferred and Series B Preferred, as applicable, to decrease further.

We do not intend to repurchase any shares of the Series A Preferred or Series B Preferred, but if we do, we would do so only at or below the prices at which we could redeem the shares. If we repurchase or redeem shares of either Series A Preferred or Series B Preferred, the trading market for the shares would become less liquid, which could cause the trading prices to decrease further, giving us an economic incentive to repurchase additional shares. The occurrence of the foregoing could have a material adverse effect on holders of Series A Preferred, Series B Preferred, or both.

A share of Series A Preferred and/or Series B Preferred may have a substantially lower market value than a share of our common stock.

The trading prices of the Series A Preferred and the Series B Preferred have been and may continue to be substantially lower than the trading price of our common stock, which could have a material adverse effect on holders of Series A Preferred and holders of Series B Preferred.

Holders of Series A Preferred and/or Series B Preferred have no rights with respect to our common stock, but they may be adversely affected by certain events or changes made with respect to our common stock.

Holders of our Series A Preferred and our Series B Preferred have no rights with respect to our common stock, and no right to convert their shares into common stock or to exchange their shares for common stock, except that such holders have the right to vote with the common stock. Holders of Preferred Stock do not have other rights of the holders of the common stock, including the right to respond to common stock tender offers, if any, and their investment in the Series A Preferred and/or the Series B Preferred may be materially negatively affected by any such event. Holders' lack of any such rights, or the occurrence of any such event, could have a material adverse effect on holders of Series A Preferred and holders of Series B Preferred.

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

Voting rights of holders of Preferred Stock generally will be limited to voting together with the holders of the common stock as a single class. Neither the holders of the Series A Preferred nor the holders of the Series B Preferred have any right by themselves, either together or as separate classes, to elect any members of our Board of Directors. As of December 31, 2018, the 481,259 shares of Preferred Stock that remained outstanding constituted approximately 1.5% of the total number of shares of the Preferred Stock and the common stock, taken together. If an amendment requiring stockholder approval is proposed to our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws, the holders of the Series A Preferred and the holders of the Series B Preferred will vote together with the holders of the common stock as a single class, but neither the holders of the Series A Preferred nor the holders of the Series B Preferred will be entitled to a class vote on the amendment, unless the proposed amendment would adversely affect the special rights, preferences, privileges and voting powers of the Series A Preferred or Series B Preferred, respectively. Holders' limited voting rights and any of the foregoing events could have a material adverse effect on holders of Series A Preferred and holders of Series B.

The Series A Preferred and the Series B Preferred rank junior to all of our and our subsidiaries' liabilities, as well as the capital stock of our subsidiaries held by third parties, in the event of a bankruptcy, liquidation or winding up of our or our subsidiaries' business.

In the event of our bankruptcy, liquidation or winding up, any assets will be available to make payments to holders of Series A Preferred and to holders of Series B Preferred only after all of our liabilities have been paid, and neither the Series A Preferred nor the Series B Preferred will have any preference over the common stock in the event of our bankruptcy, liquidation or winding up. In addition, the Series A Preferred and Series B Preferred will rank structurally junior to all existing and future liabilities of our subsidiaries, as well as the capital stock of our subsidiaries held by third parties, including employees holding shares of our majority-owned subsidiary tZERO and employees holding shares of any other direct or indirect subsidiary of ours, whether now existing or created in the future. Any bankruptcy, liquidation or winding up of the Company or any of its wholly or partially owned subsidiaries would have a material adverse effect on holders of Series A Preferred and holders of Series B Preferred.

Our obligation to pay dividends on the Series A Preferred or on the Series B Preferred is limited, and our ability to pay dividends on the Series A Preferred and on the Series B Preferred may be limited.

Our obligation to pay preferential dividends on the Series A Preferred and the Series B Preferred is subject to our Board of Directors declaring such dividend payments, and our failure to pay preferential dividends on the Series A Preferred and on the Series B Preferred might have no legal effect on us at all, although it could adversely affect the trading prices of the Series A Preferred and of the Series B Preferred. Further, our payment of any dividends will be subject to contractual and legal restrictions and other factors the board deems relevant, including agreements governing any future indebtedness of ours. Any of the foregoing could have a material adverse effect on the holders of the Series A Preferred and the holders of the Series B Preferred.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.    PROPERTIES
As of December 31, 2018, we operated the following facilities in our retail business segments, unless otherwise indicated:
Corporate office space

•
We own approximately 236,000 square feet of office space in Midvale, Utah, which consists of our corporate headquarters, and which is primarily used for our retail business segment, with a small portion of the space used by our Medici business, including our tZERO segment.

•	We lease approximately 12,000 square feet of additional office space in the United States for tZERO's main office.

•	We lease approximately 6,000 square feet of additional office space in Ireland for developers which are primarily used for our retail business segment.
Warehouse, fulfillment and customer service space

•	We lease approximately 1.5 million square feet in the United States for warehouse, fulfillment, customer service, and other operations.
Data centers

•	We lease approximately 3,300 square feet in the United States for various data centers.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information

The principal U.S. trading market for our common stock is the Nasdaq Global Market. Our common stock is traded under the symbol "OSTK."

Stock Performance Graph

The stock performance graph is included in Part III, Item 12.

Securities Authorized for Issuance under Equity Compensation Plans

Except as set forth herein, the information required by this Item is included in Part III, Item 12, or incorporated therein by reference to our definitive proxy statement for the 2019 annual meeting of stockholders.

Holders

As of March 13, 2019, there were 120 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of the beneficial owners.

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

At December 31, 2018 we had 481,259 shares of our preferred stock (the "Preferred Stock") outstanding. The Preferred Stock ranks senior to our common stock with respect to dividends. Holders of the Preferred Stock are entitled to an annual cash dividend of $0.16 per share (1.0% of the subscription price), in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2018.

Recent sales of unregistered securities

None.

Issuer purchases of equity securities

None.

Preferred Stock

In December 2016, we issued 695,898 shares of our preferred stock, consisting of 126,565 shares of our Blockchain Voting Series A Preferred Stock (the "Series A Preferred") and 569,333 shares of our Voting Series B Preferred Stock (the "Series B Preferred" and together with the Series A Preferred, the "Preferred Stock"), in a public offering registered under the Securities Act of 1933, as amended. As of December 31, 2018, the 481,259 shares of Preferred Stock that remained outstanding constituted approximately 1.5% of the total number of shares of the Preferred Stock and the common stock, taken together. Neither the Series A Preferred Stock nor the Series B Preferred Stock is registered under the Securities Exchange Act of 1934, as amended. The Series A Preferred are digital securities that trade exclusively on a registered alternative trading system ("ATS") operated by tZERO's wholly-owned subsidiary, PRO Securities, LLC (the "PRO Securities ATS"), utilizing software technology known as the tZERO® Issuance and Trading Platform (the "tZERO Platform"). The Series B Preferred are non-digital securities that trade in the over-the-counter market and are quoted on the OTCQX market operated by OTC Markets Group.

Holders of the Preferred Stock do not have any right to convert or exchange such shares for shares of our common stock or any other security, however, at our sole discretion, we may convert the Series A Preferred shares into Series B Preferred shares at any time on a one-to-one basis. Until the third anniversary of the Original Issuance Date, we may redeem, at our discretion, either or both the Series A and Series B Preferred shares for an amount equal to the highest of the following: (1) the subscription price plus any accrued but unpaid dividends, (2) 105% of the average trading price of our common stock during a five-trading-day period and (3) 105% of the average trading price of the series of preferred shares during the same five-day-trading period. Except as required by law, the Preferred Stock vote with the common stock on all matters. Holders of the Preferred Stock have one vote for each share held. The Preferred Stock ranks senior to the common stock with respect to dividends. Holders of the Preferred Stock are entitled to an annual cash dividend equal to 1.0% of the subscription price for the Preferred Stock, rounded to the nearest $0.01, in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to different treatment if we effect a stock dividend, stock split or combination of the common stock. In the event of any liquidation, any amount available for distribution to stockholders after payment of all liabilities will be distributed proportionately, with each share of Series A Preferred and each share of Series B Preferred being treated as though it were a share of our common stock. If we are party to any merger or consolidation in which our common stock is changed into or exchanged for stock or other securities of any other person (or the Company) or cash or any other property (or a right to receive the foregoing), we will use all commercially reasonable efforts to cause each outstanding share of the Preferred Stock to be treated as if such share were an additional outstanding share of common stock in connection with any such transaction.

Securities authorized for issuance under equity compensation plans

Our Board of Directors adopted the 2005 Equity Incentive Plan, which was most recently amended and restated and re-approved by the stockholders on May 9, 2017 (as so amended and restated, the "Plan"). Under the Plan, the Board of Directors may issue incentive stock options to our employees and directors and non-qualified stock options to consultants, as well as restricted stock units and other types of equity awards of the Company.

Options granted under the Plan generally expire at the end of ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over four years from the grant date. We have not granted compensatory stock options since 2008, and no stock options are outstanding under the Plan. At December 31, 2018, no options were outstanding under the Plan.

Restricted stock units granted in 2018, 2017, and 2016 vest over three years at 33.3% at the end of each of the first, second and third year. Each restricted stock unit represents the right to one share of common stock upon vesting. The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2018		2017		2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	540	$17.05	560	$17.46	349	$24.80
Granted at fair value	387	65.42	310	17.75	541	14.52
Vested	(234)	17.68	(212)	19.58	(219)	22.57
Forfeited	(134)	42.85	(118)	16.21	(111)	16.52
Outstanding—end of year	559	$44.08	540	$17.05	560	$17.46

At December 31, 2018, 1.8 million shares of stock remained available for future grants under the Plan.

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Overstock.com, Inc. and related footnotes included elsewhere in this Annual Report on Form 10-K and the discussion under Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The historical financial and operating information may not be indicative of our future performance. The following discussion and analysis also should be read in conjunction with the disclosures in Item 1. "Business" under "Our Retail Business" and "Our Medici Business," as well as the risk factors described in Item 1A. "Risk Factors."

Revenues and cost of goods sold recorded in "Direct" and "Partner and Other" are now split between "Retail" and "Other" on the consolidated statements of operations. "Other" includes revenues and costs of goods sold related to our Medici business. In addition, we have recast the prior period revenues and cost of goods sold to conform with current year presentation.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Retail	$1,800,187	$1,728,104	$1,784,782	$1,655,908	$1,497,103
Other	21,405	16,652	15,181	1,930	—
Total net revenue	1,821,592	1,744,756	1,799,963	1,657,838	1,497,103
Cost of goods sold
Retail	1,452,195	1,392,558	1,458,411	1,353,184	1,218,044
Other	15,489	11,647	10,203	—	—
Total cost of goods sold	1,467,684	1,404,205	1,468,614	1,353,184	1,218,044
Gross profit	353,908	340,551	331,349	304,654	279,059
Operating expenses:
Sales and marketing	274,479	180,589	147,896	124,468	109,461
Technology	132,154	115,878	106,760	98,533	86,258
General and administrative	164,481	90,718	89,298	82,187	71,777
Litigation settlement	—	—	(19,520)	—	—
Restructuring	—	—	—	—	(360)
Total operating expenses	571,114	387,185	324,434	305,188	267,136
Operating income (loss)	(217,206)	(46,634)	6,915	(534)	11,923
Interest income	2,208	659	326	155	152
Interest expense	(1,468)	(2,937)	(877)	(140)	(39)
Other income (expense), net	(3,488)	1,178	14,181	3,634	1,169
Income (loss) before income taxes	(219,954)	(47,734)	20,545	3,115	13,205
Provision (benefit) for income taxes	(2,384)	64,188	9,297	1,895	4,404
Consolidated net income (loss)	$(217,570)	$(111,922)	$11,248	$1,220	$8,801
Less: Net loss attributable to noncontrolling interests	(11,500)	(2,044)	(1,274)	(1,226)	(53)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(206,070)	$(109,878)	$12,522	$2,446	$8,854
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(6.83)	$(4.28)	$0.49	$0.10	$0.37
Weighted average common shares outstanding—basic	29,976	25,044	25,342	24,612	23,999
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$(6.83)	$(4.28)	$0.49	$0.10	$0.36
Weighted average common shares outstanding—diluted	29,976	25,044	25,426	24,703	24,317
See the footnotes beneath the balance sheet data on the following page.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$141,512	$203,215	$183,098	$170,262	$181,641
Restricted cash	1,302	455	430	430	580
Working capital	(26,219)	50,534	(4,843)	(10,308)	15,260
Total assets	461,219	433,815	485,076	428,389	376,865
Total liabilities	250,513	261,692	312,116	279,028	247,645
Stockholders' equity	210,706	172,123	172,960	149,361	129,220

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under "Special Cautionary Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors described in this Annual Report on Form 10-K, including those set forth above under "Special Cautionary Note Regarding Forward-Looking Statements" or in Item 1A under the heading "Risk Factors" or elsewhere in this Annual Report on Form 10-K. In addition, our future results may be significantly different from our historical results. The following discussion and analysis also should be read in conjunction with the disclosures in Item 1. "Business" under "Our Retail Business" and "Our Medici Business," as well as the risk factors described in Item 1A. "Risk Factors."

Introduction

We are an online retailer and advancer of blockchain technology. Through our online retail business, we offer a broad range of price-competitive products, including furniture, home decor, bedding and bath, and housewares, among other products. We sell our products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the "Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites. Our retail business initiatives are described in more detail below under "Our Retail Business."

Our Medici business initiatives seek to develop and advance the concepts of "Government as a Service" and a "Technology Stack for Civilization" by creating or fostering a set of products and solutions that leverage the transparency and immutability of blockchain technology to generate efficiencies and increase security and control in six areas of civilizational necessity: identity management, property rights and management, central banking and currencies, capital markets, supply chains and commerce, and voting systems. Our Medici business initiatives include our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), which conducts the majority of its business through its majority-owned subsidiary tZERO Group, Inc. ("tZERO"), formerly tØ.com, Inc., a financial technology company pursuing potential financial applications of blockchain technologies as well as non-blockchain businesses. Medici Ventures currently holds minority equity interests in several technology companies whose focuses include the areas mentioned above. Our Medici business initiatives are described in more detail below under "Our Medici Business" and our tZERO business initiatives are described in more detail below under "Our tZERO Business Initiatives."

We have engaged Guggenheim Securities, LLC to help us identify and evaluate certain strategic initiatives. We are considering a range of potential transactions, including a sale of our retail business and additional equity or debt financings. Our Board of Directors continually discusses a variety of potential strategic and financial options and other changes to our business, but has not approved or made any determination to consummate any strategic transaction, and may choose not to do so in the foreseeable future or at all.

Our Retail Business

Our retail business, through December 31, 2018, generated nearly all of our net revenues. In our retail business, our goal is to provide goods to furnish and accessorize "dream homes" for our target customers—consumers who seek quality, stylish merchandise at bargain prices. At December 31, 2018, we offered 4.9 million products (8.9 million SKUs), of which over 99% were in-line products (products in active production), including more than 25,000 private label products offered under eleven private label brands. We believe that the furniture and home goods market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales, particularly as Millennial consumers (defined as those aged 20-36), who are generally comfortable shopping online, start families and move into new homes. We regularly change our product assortment to meet the evolving preferences of our customers and current trends. Our products include, among others, furniture, home décor including rugs, bedding and bath, home improvement, and kitchen items. We compete primarily based on:

•
Quality customer experience with an emphasis on price, value, and a wide assortment of products delivered in a personalized format with the convenience of our mobile app, and with the benefits of our award-winning customer care;

•	Proprietary technologies which we believe help us provide our customers with a quality shopping experience;

•	Logistics capabilities tailored to the furniture and home goods category and developed over our many years of e-commerce experience;

•	Long-term mutually beneficial relationships with our partners, which currently number approximately 4,000; and

•	Our Club O Loyalty Program, which we believe increases customer engagement and retention.

For 2018, nearly all our retail sales through our Website were from transactions in which we fulfilled orders through our network of approximately 4,000 third-party manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. Our retail sales also includes direct sales of our own inventory shipped from our warehouses, including some customer returns of partner products. Our warehouses primarily fulfill orders from direct sales of our own inventory. Our warehouses generally ship between 1,500 and 3,000 packages per day and up to approximately 6,000 packages per day during peak periods.

During the years ended December 31, 2018, 2017 and 2016 our sales were almost entirely to customers located in the United States and no single customer accounted for more than 1% of our total net revenue.

Additional Offerings

We offer additional products or services that may complement our primary retail offerings, but are not significant to our retail revenues. These include:

•	Our international business where we offer products to customers outside the United States using third party logistics providers;

•	Worldstock Fair Trade, a store within our Website that offers handcrafted products made by artisans all over the world to help improve the lives of people in emerging economies;

•	Pet Adoptions, a free service and portal within our Website that leverages our technology to display pets available for adoption from shelters across the United States;

•	Overstock Hotels, portal within our Website that enables customers to search and book hundreds of thousands of properties worldwide, including big box brands, modern boutiques, and more;

•
Supplier Oasis, a single integration point through which our partners can manage their products, inventory and sales channels, and also obtain multi-channel fulfillment services through our distribution network; and

•	Businesses advertising products or services on our Website.

Our Retail revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. While we had lower sales volume during Q4 2018, we anticipate the trend of higher sales volume during our fourth quarter to continue for the foreseeable future. To the extent possible we maintain supplier relationships, and seek new supplier relationships for our retail businesses, and also use our working capital, to ensure a continuous allotment of product offerings for our customers.

Strategies for Our Retail Business

Our strategies for our Retail business include:

Improve the shopping experience and improve our organic search rankings - We have developed and implemented initiatives intended to enhance the shopping experience both for how customers and search engines experience our site. Over the last four months we have begun to see improvements in our organic search engine rankings. We believe we have found a set of initiatives that appears to be fueling this recovery. We intend to continue to focus on supporting these initiatives so that we may drive more organic traffic and improved conversion rates on our website.

Leverage new personalization tech stack in Marketing - Over the course of the past 18-months, we have created a new marketing tech stack that allows for more real-time relational marketing. We believe this platform is improving relevance of ads to customers and enhancing their interactions with our business.

Expand Club O rewards program to enhance customer loyalty - We believe that membership in our Club O rewards program increases customer engagement. We have also seen strong program growth in 2018 and we intend to make additional enhancements in the program, primarily to increase the attractiveness of the program to customers, including increasing member benefits and developing additional personalization programs.

Improve our delivery experience by expanding distribution facilities and third-party logistics services - We offer third-party logistics services to our partners, and in 2018 we added a third distribution facility to speed shipping and improve our overall customer experience. Partners participating in this program store products in one or more of our warehouses, which benefits our customers by providing same-day order fulfillment and quicker delivery, as well as reduced cost.

Expand technology platforms - We are building platforms that automate vendor management, product pricing, website personalization and search relevance. We intend to make additional enhancements in automation, technology, and engineering resources in order to further improve our customers' shopping experience.

Improve product content for our private label program - We launched our private label initiative in the third quarter of 2017. We have developed and are currently offering several private label brands and have more than 25,000 private label products available on our Website. We are working to improve the quality of content and photography on those products to enhance the shopping experience. We believe that private label brands can generate significant brand equity and customer loyalty.

Our ability to pursue some or all of these plans, and the extent to which we would be able to pursue some or all of them, will depend on the resources we have available, and may require significantly more capital than we currently have. See Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Medici Business Initiatives

Our Medici business initiatives seek to develop and advance the concepts of "Government as a Service" and a "Technology Stack for Civilization" by creating or fostering a set of products and solutions that leverage the transparency and immutability of blockchain technology to generate efficiencies and increase security and control in six areas of civilizational necessity: identity management, property rights and management, central banking and currencies, capital markets, supply chains and commerce, and voting systems. Our wholly-owned subsidiary, Medici Ventures, conducts a majority of its business through its majority-owned subsidiary tZERO, a financial technology company pursuing potential financial applications of blockchain technologies as well as non-blockchain businesses. Medici Ventures also holds minority equity interests in several technology companies, each of which focuses on at least one of the Government as a Service areas mentioned above.

tZERO Business Initiatives

tZERO is a financial technology company pursuing potential financial applications of blockchain technologies as well as non-blockchain businesses. tZERO’s primary focus at present is on its recent launch of a facility for the trading of digital securities tokens and on its joint venture with BOX Digital Markets LLC ("BOX Digital") intended to develop a U.S. national securities exchange (the "Exchange") with regulatory approvals that would enable the Exchange to trade digital securities.

tZERO continues to identify, evaluate and pursue various opportunities for strategic acquisitions or purchases of interests to add to the services and expertise it offers its customers. Subject to board approval, tZERO's management exercises substantial discretion in identifying appropriate strategic transactions and negotiating the terms of such transactions. Management's determinations are based on numerous financial, strategic and operational assumptions, and there can be no assurance that such assumptions will prove to be true. Moreover, such strategic transactions may fail to produce the benefits expected at the time of tZERO's acquisitions or purchases of interests.

The businesses, products, and services that tZERO is pursuing or contemplating will require substantial additional funding, initially for technology development and regulatory compliance, as well as for working capital, marketing and sales, and other substantial costs of developing new products and businesses in emerging areas of technology. These costs have been and are expected to continue to be material, both to tZERO and to Overstock.

Business Segments

As described further in Item 15 of Part IV, "Financial Statements"—Note 21. Business Segments, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K, we determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. Our Retail business is a reportable segment. As described below, our Medici business is comprised of many components or operating segments, including our tZERO reportable segment. We use pre-tax net income (loss) as the measure to determine our reportable segments. As a result, tZERO is the only reportable segment of our Medici business as it is quantitatively significant. The remaining Medici business operating segments are not significant and are included in Other. See Item 15 of Part IV, "Financial Statements"—Note 21. Business Segments for information regarding our business segments and geographical areas.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies, estimates and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates. Our critical accounting policies are as follows:

•	revenue recognition; and

•	accounting for the tZERO security token offering.

Revenue recognition

We derive our revenue primarily from our retail business through our Website from merchandise sold at a point in time and shipped to customers. When we are the principal in a transaction and control the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis.

Revenue is recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer or the date a service is provided, and is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as deferred revenue prior to delivery of products or services ordered.

As we ship high volumes of packages through multiple carriers, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times based on historical data. However, actual shipping times may differ from our estimates.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before taxes for the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Tax
2	$(8,258)	$(1,263)
1	$(4,246)	$(645)
As reported	As reported	As reported
(1)	$5,750	$900
(2)	$10,458	$1,620

Shipping and handling is considered a fulfillment activity, as it takes place prior to the customer obtaining control of the merchandise, and fees charged to customers are included in net revenue upon completion of our performance obligation. We present revenue net of sales tax, discounts, and expected refunds.

Our merchandise sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, or sales returns.

We recognize gift cards and Club O rewards in the period they are redeemed. Unredeemed gift cards and Club O rewards not subject to requirements to remit balances to governmental agencies are recognized as net revenue based on historical redemption patterns.

Our Other revenue occurs primarily through our broker dealer subsidiaries in our tZERO segment. We recognize revenue for our broker dealer subsidiaries based on the gross amount of consideration that we expect to receive on securities transactions (commission revenue) on a trade date basis.

Accounting for the tZERO security token offering

The Simple Agreements for Future Equity ("SAFEs") offered through the tZERO security token offering were accounted for as a prepaid contract to obtain equity interest in tZERO and were classified as a component of noncontrolling interest in our consolidated financial statements. The tZERO Preferred Equity Tokens ("tZERO Security Tokens") represent a form of preferred stock and are classified as a component of noncontrolling interest within our consolidated financial statements.

For information about recent accounting pronouncements, see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies.

Financial Outlook for the Quarter ending March 31, 2019

During 2018, we increased spending, especially in our sales and marketing, primarily due to our effort to aggressively pursue increased revenue and new customers in our retail business. This effort resulted in significantly increased spending in the sponsored search, display ads on social media, and television marketing channels, which continued through early August 2018 when we began reducing our sales and marketing spend as we sought to return to our past strategy which seeks to optimize the near-term return on our sales and marketing expenditures.

Beginning in January 2019, we began implementing plans to further improve the efficiency of our operations, including staff reductions, reducing third party expenses, and process streamlining. Additionally, we intend to further reduce our general and administrative costs throughout 2019.

In Q1 2019, as a result of our return to a disciplined approach to marketing, we expect a decline in our consolidated net revenues compared to the same period in the prior year of 17% to 19%. In addition, excluding severance costs and any other special items, we expect to incur a total pre-tax loss of approximately $36 million in Q1 2019 ($20 million Retail, $11 million tZERO, and $5 million Other).

Our estimated results for the quarter ended March 31, 2019 are preliminary and subject to substantial uncertainty and numerous risks including those outlined in Item 1A of Part I, "Risk Factors". We caution you that our estimates are forward-looking statements and are not guarantees of future performance or outcomes and that actual results may differ materially.

Comparison of Years Ended December 31, 2018 and 2017

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

Revenue increased 4% in 2018 compared to 2017. This increase was primarily driven by increased marketing expenses as we more aggressively pursued revenue growth and new customers, a retail marketing strategy that we continued through early August 2018. This resulted in a 2% increase in orders for the year, and we also saw a 5% increase in average order size (excluding promotional activities) primarily due to a continued sales mix shift into higher priced products. These increases were partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue), due to our driving a higher proportion of our sales using such promotions, and an increase in marketplace sales (for which we record only our commission as revenue). While we have seen improvements in our natural search rankings, we continue to face challenges in our natural search marketing, which have significantly limited our efforts to grow revenue efficiently.

Gross profit in 2018 increased 4% compared to 2017 primarily as a result of increased revenue. Gross margin decreased to 19.4% in 2018, compared to 19.5% in 2017. The decrease in gross margin was primarily due to increased promotional activities, partially offset by a continued shift in sales mix into higher margin products and an increase in marketplace sales (for which we record only our commission as revenue).

Sales and marketing expenses as a percentage of revenue increased from 10.4% to 15.1% in 2018 as compared to 2017, primarily due to our effort to aggressively pursue increased revenue and new customers. This effort consisted of significantly increased spending in the sponsored search, display ads on social media, and television marketing channels, and continued through early August when we shifted our retail strategy to reduce these expenses. We also had an $8.3 million increase in staff-related costs, including $2.9 million at tZERO for employee severance and a special restricted stock grant which fully vested during Q1 2018.

Technology expenses in 2018 increased $16.3 million compared to 2017 primarily due to an $11.8 million increase in staff-related costs, and a $9.5 million increase in technology licenses. These increases were partially offset by a $2.9 million decrease in depreciation expense and a $2.7 million decrease in maintenance costs.

General and administrative expenses in 2018 increased $73.8 million compared to 2017, primarily due to a $20.7 million increase in legal costs largely related to our gift card escheatment case in Delaware and costs related to the tZERO SEC investigation and pursuing our strategic alternatives, a $20.4 million increase in staff-related costs, and a $12.8 million increase in consulting and outside services expenses. In addition, we had a $6.0 million increase in impairments on indefinite-lived intangible assets, and a $3.6 million increase in losses on the disposal of various businesses and assets.

We continue to seek opportunities for growth, in our retail business and through our Medici and tZERO blockchain and financial technology initiatives and through other means. As a result of these initiatives, we will continue to incur additional expenses and may purchase interests in, or make acquisitions of, other technologies or businesses. We anticipate that our initiatives will cause us to incur losses in the foreseeable future. These losses, additional expenses, acquisitions, or purchases may be material, and, coupled with existing marketing expense trends and strategic changes in our retail business, may lead to increased consolidated losses in some periods, and to reduced liquidity. Additionally, we may recognize additional impairment charges from our ownership interest in other entities.

Additional commentary related to Medici Ventures

The majority of Medici Ventures' business is its 80% interest in tZERO, which is described below. The remaining business activities of Medici Ventures are focused on developing and advancing blockchain technology. As a result of its business model of providing technical assistance to companies in which Medici Ventures owns an interest, as well as the early stage of development of the companies in which it owns interests, Medici Ventures has not yet generated material revenues. Medici Ventures intends to continue to acquire strategic equity interests in blockchain-related companies, with a focus on companies to which Medici Ventures believes it can provide technical or managerial assistance from time to time. For the year ended December 31, 2018, our pre-tax loss in our Medici Ventures business, excluding our loss in our tZERO business, was $20.5 million, and we expect to continue to incur significant losses in our Medici Ventures business during 2019. As of December 31, 2018, we have spent approximately $209.6 million in our Medici business since its inception, with the majority of that being spent in tZERO.

Additional commentary related to tZERO

To date, tZERO has focused on developing its non-blockchain and blockchain businesses and exploring opportunities for novel applications of blockchain technology. tZERO does not yet have customers or backlog orders and has not yet generated revenue from any commercially available blockchain-based applications. The businesses, products, and services that tZERO is pursuing or contemplating will require substantial additional funding, initially for technology development and regulatory compliance, as well as for working capital, marketing and sales, and other substantial costs of developing new products and businesses in emerging areas of technology. For the year ended December 31, 2018, our pre-tax loss in our tZERO business, excluding our loss in the non-tZERO portion of our Medici business, was $40.9 million, and we expect to continue to incur significant losses in our Medici Ventures business during 2019. As of December 31, 2018, we have spent approximately $143.5 million in our tZERO business since its inception. The costs have been and are expected to continue to be material, both to tZERO and to Overstock.

Results of Operations

Revenues and cost of goods sold recorded in "Direct" and "Partner and Other" are now split between "Retail" and "Other" on the consolidated statements of operations. "Retail" includes retail revenue and costs of goods sold from both "Direct" and "Partner" transactions. "Other" includes revenues and costs of goods sold related to our Medici business. In addition, we have recast the prior period revenues and cost of goods sold to conform with current year presentation.

The following table sets forth our results of operations expressed as a percentage of total net revenue for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31
	2018	2017	2016
	(as a percentage of total revenue)
Revenue, net
Retail	98.8%	99.0%	99.2%
Other	1.2	1.0	0.8
Total net revenue	100.0	100.0	100.0
Cost of goods sold
Retail	79.7	79.8	81.0
Other	0.9	0.7	0.6
Total cost of goods sold	80.6	80.5	81.6
Gross profit	19.4	19.5	18.4
Operating expenses:
Sales and marketing	15.1	10.4	8.2
Technology	7.3	6.6	5.9
General and administrative	9.0	5.2	5.0
Litigation settlement	—	—	(1.1)
Total operating expenses	31.4	22.2	18.0
Operating income (loss)	(11.9)	(2.7)	0.4
Interest income	0.1	—	—
Interest expense	(0.1)	(0.2)	—
Other income (expense), net	(0.2)	0.1	0.8
Income (loss) before income taxes	(12.1)	(2.7)	1.2
Provision (benefit) for income taxes	(0.1)	3.7	0.5
Consolidated net income (loss)	(11.9)%	(6.5)%	0.7%

Revenue

The following table reflects our net revenue for the years ended December 31, 2018 and 2017 (in thousands):

	Year ended December 31,
	2018	2017	$ Change	% Change
Revenue, net
Retail	$1,800,187	$1,728,104	$72,083	4.2%
Other	21,405	16,652	4,753	28.5%
Total revenue, net	$1,821,592	$1,744,756	$76,836	4.4%

The increased total net revenue for the twelve months ended December 31, 2018, as compared to the same period in 2017, was primarily driven by increased marketing expenses as we more aggressively pursued revenue growth and new customers, a retail marketing strategy that we continued through early August 2018. This resulted in a 2% increase in orders for the year, and we also saw a 5% increase in average order size (excluding promotional activities) primarily due to a continued sales mix shift into higher-priced products. These increases were partially offset by increased promotional activities, including coupons and site sales (which we recognize as a reduction of revenue), due to our driving a higher proportion of our sales using such promotions, and an increase in marketplace sales (for which we record only our commission as revenue). While we have seen improvements in our natural search rankings, we continue to face challenges in our natural search marketing, which have significantly limited our efforts to grow revenue efficiently.

We continue to seek increased participation in our Club O loyalty program, including, in certain instances, by increasing Club O Rewards to our Club O members in lieu of coupons we offer to all customers. For additional information regarding our Club O loyalty program see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies, Club O loyalty program.

The products and product lines we offer, and their respective percentages of our revenue, are based on many factors including customer demand, our marketing efforts, promotional pricing, joint-marketing offered by our suppliers, the types of inventory we are able to obtain and the number of SKUs we offer. These factors change frequently and can affect the mix of the product lines we sell. We have experienced a trend toward our home and garden category in recent years and we have recently focused our marketing and branding efforts towards our home and garden products. We are also working to increase the number of SKUs we offer. While we do not currently expect any material shifts in our product line mix, the relative amounts of the product lines we sell, and the revenue we earn from those product lines, is generally an economic result of the factors described above, which may change from time to time.

International sales were less than 3% of total net revenues for 2018 and 2017.

Gross profit and gross margin

Our overall gross margins fluctuate based on changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the years ended December 31, 2018 and 2017 (in thousands):

	Year ended December 31,
	2018	2017	$ Change	% Change
Revenue, net
Retail	$1,800,187	$1,728,104	$72,083	4.2%
Other	21,405	16,652	4,753	28.5%
Total net revenue	1,821,592	1,744,756	76,836	4.4%
Cost of goods sold
Retail	1,452,195	1,392,558	59,637	4.3%
Other	15,489	11,647	3,842	33.0%
Total cost of goods sold	1,467,684	1,404,205	63,479	4.5%
Gross Profit
Retail	347,992	335,546	12,446	3.7%
Other	5,916	5,005	911	18.2%
Total gross profit	$353,908	$340,551	$13,357	3.9%

Gross margins for the past eight quarterly periods and years ending December 31, 2018 and 2017 were:

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	FY 2018
Retail	21.0%	18.9%	19.5%	17.9%	19.3%
Other	27.2%	24.1%	33.1%	26.8%	27.6%
Combined	21.1%	19.0%	19.7%	18.0%	19.4%

	Q1 2017	Q2 2017	Q3 2017	Q4 2017	FY 2017
Retail	20.0%	19.4%	19.6%	18.7%	19.4%
Other	24.8%	30.8%	33.2%	31.7%	30.1%
Combined	20.1%	19.5%	19.7%	18.8%	19.5%

Gross profit for the twelve months ended December 31, 2018 increased 4% compared to the same period in 2017 primarily as a result of increased revenue. Gross margin decreased to 19.4% for the twelve months ended December 31, 2018, compared to 19.5% for the same period in 2017. The decrease in gross margin was primarily due to increased promotional activities, partially offset by a continued shift in sales mix into higher margin products and an increase in marketplace sales (for which we record only our commission as revenue).

Cost of goods sold includes stock-based compensation expense of $201,000 and $183,000 for the years ended December 31, 2018 and 2017, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Year ended December 31,
	2018		2017
Total revenue, net	$1,821,592	100%	$1,744,756	100%
Cost of goods sold
Product costs and other cost of goods sold	1,390,750	76.3%	1,328,749	76.2%
Fulfillment and related costs	76,934	4.2%	75,456	4.3%
Total cost of goods sold	1,467,684	80.6%	1,404,205	80.5%
Gross profit	$353,908	19.4%	$340,551	19.5%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the year ended December 31, 2018 as compared to 2017.

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

The following table reflects our sales and marketing expenses for the years ended December 31, 2018 and 2017 (in thousands):

	Year ended December 31,
	2018	2017	$ Change	% Change
Sales and marketing expenses	$274,479	$180,589	$93,890	52.0%
Sales and marketing expenses as a percent of net revenues	15.1%	10.4%

The 472 basis point increase in sales and marketing expenses as a percentage of revenue for the twelve months ended December 31, 2018, as compared to the same period in 2017, was primarily due to our effort to aggressively pursue increased revenue and new customers. This effort consisted of significantly increased spending in the sponsored search, display ads on social media, and television marketing channels, and continued through early August when we shifted our retail strategy to reduce these expenses. We also had an $8.3 million increase in staff-related costs, including $2.9 million at tZERO for employee severance and a special restricted stock grant which fully vested during Q1 2018.

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

Sales and marketing expenses include stock-based compensation expense of $1.7 million and $415,000 for the years ended December 31, 2018 and 2017, respectively.

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

The frequency and variety of cyberattacks on our Website, our corporate systems, and on third parties we use to support our technology continues to increase. The impact of such attacks, their costs, and the costs we incur to protect ourselves against future attacks have not been material. However, we consider the risk introduced by cyberattacks to be serious and will continue to incur costs related to efforts to protect ourselves against them.

The following table reflects our technology expenses for the years ended December 31, 2018 and 2017 (in thousands):

	Year ended December 31,
	2018	2017	$ Change	% Change
Technology expenses	$132,154	$115,878	$16,276	14.0%
Technology expenses as a percent of net revenues	7.3%	6.6%

The $16.3 million increase in technology costs for the twelve months ended December 31, 2018, as compared to the same period in 2017, was primarily due to an $11.8 million increase in staff-related costs, and a $9.5 million increase in technology licenses, partially offset by a $2.9 million decrease in depreciation expense and a $2.7 million decrease in maintenance costs.

Technology expenses include stock-based compensation expense of $2.1 million and $649,000 for the years ended December 31, 2018 and 2017, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the years ended December 31, 2018 and 2017 (in thousands):

	Year ended December 31,
	2018	2017	$ Change	% Change
General and administrative expenses	$164,481	$90,718	$73,763	81.3%
General and administrative expenses as a percent of net revenues	9.0%	5.2%

The $73.8 million increase in general and administrative expenses for the twelve months ended December 31, 2018, as compared to the same period in 2017, was primarily due to a $20.7 million increase in legal costs and accrued contingencies largely related to our gift card escheatment case in Delaware and costs related to the tZERO SEC investigation and pursuing our strategic alternatives, a $20.4 million increase in staff-related costs, and a $12.8 million increase in consulting and outside services expenses. In addition, we had a $6.0 million increase in impairments on indefinite-lived intangible assets, and a $3.6 million increase in losses on the disposal of various businesses and assets.

G&A expenses include stock-based compensation expense of approximately $10.4 million and $2.8 million for the years ended December 31, 2018 and 2017, respectively.

We continue to seek opportunities for growth, in our retail business and through our Medici blockchain and financial technology initiatives and through other means. As a result of these initiatives, we will continue to incur additional expenses and may purchase interests in, or make acquisitions of, other technologies or businesses. We anticipate that our initiatives may cause us to incur losses in the foreseeable future. These losses, additional expenses, acquisitions, or purchases may be material, and, coupled with existing marketing expense trends and strategic changes in our retail business, may lead to increased consolidated losses in some periods, and to reduced liquidity. Additionally, we may recognize additional impairment charges from our ownership interest in other entities.

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

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2018	2017
Cost of goods sold - retail	$354	$307
Technology	21,894	24,604
General and administrative	4,163	3,937
Total depreciation, including internal-use software and website development	$26,411	$28,848

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2018	2017
Technology	$3,424	$3,620
Sales and marketing	460	83
General and administrative	1,402	296
Total amortization	$5,286	$3,999
Non-operating income (expense)

Interest expense

Total interest expense decreased $1.5 million, from $2.9 million for the twelve months ended December 31, 2017 to $1.5 million for the twelve months ended December 31, 2018. The decrease in interest expense is primarily due to paying off the PCL Loan in May 2018.

Other income (expense), net

Other income (expense), net for the twelve months ended December 31, 2018 was ($3.5 million) as compared to $1.2 million in 2017. The decrease is primarily due to a $4.6 million increase in losses on equity holdings and other assets, and a $2.7 million decrease in Club O and gift card breakage, which we began recognizing as a component of revenue in 2018 following the adoption of ASC 606, partially offset by a $2.2 million decrease in debt retirement charges.

Income taxes

Our effective tax rate for the years ended December 31, 2018 and 2017 was 1.1% and (134.5)%, respectively. Our effective tax rate is affected by recurring items such as research tax credits and non-recurring items such as changes in valuation allowances. It is also affected to a lesser extent by tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. The decrease in the 2018 effective tax rate relative to the 2017 effective tax rate is primarily attributable to our valuation allowance against our net deferred tax assets which was established at the end of 2017, the act of which caused a significant change in the 2017 rate.

We have indefinitely reinvested foreign earnings of $1.4 million at December 31, 2018. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

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

The following table reflects our total net revenues for each of the quarters in 2018, 2017 and 2016 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	$445,331	$483,133	$440,580	$452,548
2017	$432,435	$432,024	$424,007	$456,290
2016	$413,677	$418,540	$441,564	$526,182

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

Gross profit in 2017 increased 3% compared to 2016 primarily as a result of increased gross margin. Gross margin increased to 19.5% in 2017 compared to 18.4% in 2016. The increase in gross margin was primarily due to a continued shift in sales mix into higher margin products and an increase in marketplace sales (which we recognize on a net basis), partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

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

Results of Operations

Revenues and cost of goods sold recorded in "Direct" and "Partner and Other" are now split between "Retail" and "Other" on the consolidated statements of operations. "Retail" includes retail revenue and costs of goods sold from both "Direct" and "Partner" transactions. "Other" includes revenues and costs of goods sold related to our Medici business. In addition, we have recast the prior period revenues and cost of goods sold to conform with current year presentation.

The following table sets forth our results of operations expressed as a percentage of total net revenue for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31
	2017	2016	2015
	(as a percentage of total revenue)
Revenue, net
Retail	99.0%	99.2%	99.9%
Other	1.0	0.8	0.1
Total net revenue	100.0	100.0	100.0
Cost of goods sold
Retail	79.8	81.0	81.6
Other	0.7	0.6	—
Total cost of goods sold	80.5	81.6	81.6
Gross profit	19.5	18.4	18.4
Operating expenses:
Sales and marketing	10.4	8.2	7.5
Technology	6.6	5.9	5.9
General and administrative	5.2	5.0	5.0
Litigation settlement	—	(1.1)	—
Total operating expenses	22.2	18.0	18.4
Operating income (loss)	(2.7)	0.4	—
Interest income	—	—	—
Interest expense	(0.2)	—	—
Other income, net	0.1	0.8	0.2
Income (loss) before income taxes	(2.8)	1.2	0.2
Provision for income taxes	3.7	0.5	0.1
Consolidated net income (loss)	(6.5)%	0.7%	0.1%

Revenue

The following table reflects our net revenue for the years ended December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016	$ Change	% Change
Revenue, net
Retail	$1,728,104	$1,784,782	$(56,678)	(3.2)%
Other	16,652	15,181	1,471	9.7%
Total revenue, net	$1,744,756	$1,799,963	$(55,207)	(3.1)%

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

The products and product lines we offer, and their respective percentages of our revenue, are based on many factors including customer demand, our marketing efforts, promotional pricing, joint-marketing offered by our suppliers, the types of inventory we are able to obtain and the number of SKUs we offer. These factors change frequently and can affect the mix of the product lines we sell. We have experienced a trend toward our home and garden category in recent years and we have recently focused our marketing and branding efforts towards our home and garden products. We are also working to increase the number of SKUs we offer. While we do not currently expect any material shifts in our product line mix, the relative amounts of the product lines we sell, and the revenue we earn from those product lines, is generally an economic result of the factors described above, which may change from time to time.

International sales were less than 3% of total net revenues for 2017 and 2016.

Gross profit and gross margin

Our overall gross margins fluctuate based on changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the years ended December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016	$ Change	% Change
Revenue, net
Retail	$1,728,104	$1,784,782	$(56,678)	(3.2)%
Other	16,652	15,181	1,471	9.7%
Total net revenue	1,744,756	1,799,963	(55,207)	(3.1)%
Cost of goods sold
Retail	1,392,558	1,458,411	(65,853)	(4.5)%
Other	11,647	10,203	1,444	14.2%
Total cost of goods sold	1,404,205	1,468,614	(64,409)	(4.4)%
Gross Profit
Retail	335,546	326,371	9,175	2.8%
Other	5,005	4,978	27	0.5%
Total gross profit	$340,551	$331,349	$9,202	2.8%

Gross margins for the past eight quarterly periods and years ending December 31, 2017 and 2016 were:

	Q1 2017	Q2 2017	Q3 2017	Q4 2017	FY 2017
Retail	20.0%	19.4%	19.6%	18.7%	19.4%
Other	24.8%	30.8%	33.2%	31.7%	30.1%
Combined	20.1%	19.5%	19.7%	18.8%	19.5%

	Q1 2016	Q2 2016	Q3 2016	Q4 2016	FY 2016
Retail	18.5%	18.1%	17.9%	18.6%	18.3%
Other	39.5%	33.8%	35.1%	26.0%	32.8%
Combined	18.7%	18.2%	18.1%	18.6%	18.4%

Gross profit for the year ended December 31, 2017 increased 3% compared to the same period in 2016 primarily as a result of increased gross margin. Gross margin increased to 19.5% for the year ended December 31, 2017 compared to 18.4% for the same period in 2016. This increase in gross margin was primarily due to a continued shift in sales mix into higher margin products and an increase in marketplace sales (which we recognize on a net basis), partially offset by increased promotional activities, including coupons and site sales due to our driving a higher proportion of our sales using such promotions.

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

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2017	2016
Cost of goods sold - retail	$307	$310
Technology	24,604	25,693
Sales and marketing	—	124
General and administrative	3,937	1,156
Total depreciation, including internal-use software and website development	$28,848	$27,283

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

Other income, net

Other income, net for the year ended December 31, 2017 was $1.2 million as compared to $14.2 million in 2016. The decrease is primarily due to a decrease in Club O Rewards breakage of $14.2 million due to discontinuing our Club O Silver rewards program in Q4 2016, an increase in impairment charges of $2.6 million related to cost method investments, and an increase in debt extinguishment costs of $2.5 million. These decreases were partially offset by an increase in realized gains on sales of non-operating assets and precious metals of $6.6 million.

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

Liquidity and Capital Resources
Overview

We are proactively seeking opportunities to improve the efficiency of our operations and are considering a comprehensive set of actions to do so. During the later end of 2018 we began taking and continue to take significant steps to realize internal cost savings, including staff reductions, and process streamlining. Additionally, we intend to further reduce costs in future periods. We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. We also believe that we may need to raise additional capital and/or obtain additional debt financing to be able to fully pursue some or all of our strategies, including plans for our retail business while also funding our Medici initiatives, beyond the next twelve months.

We have developed and implemented initiatives within our retail business around improving our Club O rewards program primarily to increase member benefits and to develop additional personalization programs; improving our organic search engine rankings; additional distribution facilities to speed shipping and improve our customer service; additional automation, technology and engineering resources to improve our customers' shopping experience; and improving our private label initiative to generate significant brand equity and customer loyalty. We believe these initiatives will have significant long-term positive results; however, the expenditures will likely adversely affect our short-term results. See "Strategies for Our Retail Business" above.

Our Medici initiatives also require substantial funding. Medici Ventures and its majority-owned subsidiary, tZERO, continue to identify, evaluate and pursue various opportunities for strategic acquisitions or purchases of interests to add to the services and expertise they offer their customers. See "Medici Business Initiatives" and "tZERO Business Initiatives" above.

Our ability to pursue some or all of these plans, and the extent to which we would be able to pursue some or all of them, will depend on the resources we have available, and will require significantly more capital than we currently have.

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents. At December 31, 2018, we had cash and cash equivalents of $141.5 million. Our ability to access the liquidity of our subsidiaries may be limited by tax and legal considerations and other factors.

Cash flow information is as follows (in thousands):

	Year ended December 31,
	2018	2017
Cash provided by (used in):
Operating activities	$(138,934)	$(35,221)
Investing activities	(110,923)	(17,960)
Financing activities	189,001	73,323

In August 2018, we entered into a sales agreement with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted "at the market" public offerings of our common stock during the second half of 2018 and may conduct additional "at the market" public offerings of our common stock. Under the sales agreement, JonesTrading, acting as our agent, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the sales agreement, but expect to do so. We will pay JonesTrading up to a 2.0% sales commission on all sales. The sales agreement contemplates sales of up to $150 million of our common stock over a period of up to three years. As of December 31, 2018, we had sold 2,883,344 shares of our common stock pursuant to the sales agreement and have received $94.6 million in proceeds, net of $2.6 million of offering costs, including commissions paid to JonesTrading.

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

The previously-announced GSR equity investments in Overstock and tZERO contemplated by the term sheets did not occur. However, we remain in discussions with GSR Capital and Makara Capital, a key partner of GSR Capital, regarding a potential transaction. Both have recently signed an memorandum of understanding (“MOU”) with tZERO outlining a transaction in which Makara and GSR would co-lead an investment of up to $100 million in tZERO common stock and close the transaction in April subject to due diligence, negotiation of binding contracts and regulatory approval. The investors would also assist with tZERO’s expansion in Asia and other regions of the world and link them with other key partners from their portfolios. If a definitive agreement is reached, the terms, including the amount purchased, number of shares, and/or post money valuation of tZERO, may be less favorable than the terms contemplated under the MOU. There can be no assurance that tZERO, Makara or GSR will enter into a definitive agreement regarding the proposed transaction.

Free cash flow

"Free Cash Flow" (a non-GAAP measure) for the years ended December 31, 2018 and 2017, was $(167.6) million and $(58.8) million, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the years ended December 31, 2018 and 2017, our operating activities resulted in net cash outflow of $138.9 million and $35.2 million, respectively.

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

The $138.9 million of net cash used in operating activities during the year ended December 31, 2018 was primarily from a consolidated net loss of $217.6 million, partially offset by cash provided by operating assets and liabilities of $19.5 million, and certain non-cash items including depreciation and amortization expense of $31.7 million, stock-based compensation of $14.4 million, impairment losses, net of realized gains, recognized on cryptocurrency holdings of $2.1 million, loss on equity investments, net of $2.8 million, loss on disposal of business and other asset abandonments of $3.6 million, and impairment on intangible assets of $6.0 million.

The $35.2 million of net cash used in operating activities during the year ended December 31, 2017 was primarily from a consolidated net loss of $111.9 million, and cash used by operating assets and liabilities of $30.3 million. These were partially offset by certain non-cash items including deferred income taxes of $65.2 million, depreciation and amortization of $32.8 million, stock-based compensation of $4.1 million, and loss on equity investments, net of $6.0 million.

Cash flows from investing activities

For the year ended December 31, 2018, investing activities resulted in net cash outflows of $110.9 million, primarily from purchases of equity investments of $48.7 million, expenditures for fixed assets of $28.7 million, acquisitions of businesses, net of cash acquired of $12.9 million, purchase of intangible assets of $9.6 million, deposits made in advance of $8.0 million, and disbursements for loans made of $3.1 million.

For the year ended December 31, 2017, investing activities resulted in net cash outflows of $18.0 million, primarily from expenditures for fixed assets of $23.6 million and purchases of equity investments of $5.2 million, offset by proceeds from sale of precious metals of $11.9 million.

Cash flows from financing activities

For the years ended December 31, 2018 and 2017, financing activities resulted in net cash inflows of $189.0 million and $73.3 million, respectively.

The $189.0 million provided by financing activities during the year ended December 31, 2018 resulted primarily from $94.6 million of proceeds from sales of our common stock, $82.4 million of proceeds from the tZERO security token offering, $50.6 million of proceeds from sales and exercises of stock warrants, and $6.7 million of proceeds from sale of subsidiary shares, offset by $40.0 million of repayments on our PCL term loan and $4.6 million of taxes withheld upon vesting of restricted stock.

The $73.3 million provided by financing activities during the year ended December 31, 2017 resulted primarily from $106.5 million of proceeds from sales and exercises of stock warrants, $40.0 million of proceeds from our PCL term loan, offset by $45.8 million of repayments on our U.S. Bank term loan, $15.3 million of repayments on lease finance obligations with U.S. Bank, $10.0 million of purchases of treasury stock and $1.2 million of taxes withheld upon vesting of restricted stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	8,822	7,414	7,654	7,579	6,677	19,571	57,717
Purchase obligations	2,569	—	—	—	—	—	2,569
Technology services	2,031	1,693	—	—	—	—	3,724
High bench senior credit agreement	—	3,069	—	—	—	—	3,069
Total contractual cash obligations	$13,422	$9,107	$7,654	$7,579	$6,677	$19,571	$64,010

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at December 31, 2018. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

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

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of December 31, 2018 and 2017, tax contingencies were $1.5 million and $1.7 million, respectively, which are included in our reconciliation of unrecognized tax benefits (see Item 15 of Part IV, "Financial Statements"—Note 18. Income Taxes, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K). We expect the total amount of tax contingencies to increase in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Borrowings

High Bench Senior Credit Agreement

On June 25, 2018, we became party to a senior credit agreement, as amended, with High Bench-Mac Warehouse-Senior Debt, LLC ("High Bench Loan"), in connection with our acquisition of Mac Warehouse, LLC. Under the amended agreement, the loan carries an annual interest rate of 11.0% and a default rate of 18.0%. The High Bench Loan is subject to monthly interest only payments with the remaining principal amount and any then unpaid interest due and payable on April 18, 2020. The High Bench Loan is subject to mandatory prepayment under certain circumstances, and is prepayable at our election at any time without penalty or premium. There are no financial covenants associated the High Bench Loan. At December 31, 2018, our outstanding balance on the High Bench Loan was $3.1 million.

Letters of credit

At December 31, 2018 and 2017, letters of credit totaling $280,000 and $355,000, were issued on our behalf collateralized by compensating cash balances held at a bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

Commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2018, $48,000 was outstanding and $952,000 was available under the Purchasing Card. At December 31, 2017, $822,000 was outstanding and $4.2 million was available under the Purchasing Card.

Other Factors that May Affect Future Results

We periodically evaluate opportunities to repurchase our equity securities, obtain credit facilities, or issue additional debt or equity securities. In addition, we may, from time to time, consider the investment in, or acquisition of, complementary businesses, products, services, or technologies, any of which might affect our liquidity requirements or cause us to issue additional debt or equity securities. There can be no assurance that financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our future results may be significantly different from our historical results for several other reasons as well, including the possibility discussed in this Annual Report on Form 10-K that we may sell our retail business, which would have a dramatic effect on our future results. Other reasons that our future results may be significantly different from our historical results include the potential effects on us of the accounting and tax changes discussed in this Annual Report on Form 10-K, and other reasons described in Item 1. "Business" under "Our Retail Business" and "Our Medici Business," as well as the risk factors described in Item 1A. "Risk Factors."

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

	Year ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$(138,934)	$(35,221)	$39,564
Expenditures for fixed assets, including internal-use software and website development	(28,680)	(23,586)	(72,281)
Free cash flow	$(167,614)	$(58,807)	$(32,717)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

At December 31, 2018, we had $141.5 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.4 million on our earnings or loss, or the cash flows of these instruments.

At December 31, 2018, letters of credit totaling $280,000 were outstanding under collateralized compensating cash balances held at our bank. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $3,000 on our earnings or loss if the letters of credit were fully drawn.

At December 31, 2018, we had cryptocurrency-denominated assets totaling $2.4 million. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $24,000 on our earnings or loss, or the recorded value of these instruments. It is generally not our policy to hold material amounts of cryptocurrency because of volatility and market risk.

At December 31, 2018, our recorded value in equity investments in public and private companies was $60.4 million. Our equity investments in publicly traded companies represent $2.6 million of our equity investments as of December 31, 2018, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity investments in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the investment and, if the fair value is less than carrying value, we write down the investment to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A(c).

(c)   Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Overstock.com, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Overstock.com, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 18, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 18, 2019

(d)   Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2018, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I under "Business—Executive Officers of the Registrant." Information required by Item 10 of Part III regarding our Board of Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be included in our definitive proxy statement for our 2019 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the 1934 Act will be set forth in our definitive proxy statement for our 2019 annual meeting of stockholders and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth herein, the information required by this Item is incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders.
The following graph compares the total cumulative stockholder return, on our common stock with the total cumulative return of the NASDAQ Market Index—U.S. ("NASDAQ Market Index") and the Morningstar Specialty Retail Index ("Morningstar Group Index") during the period commencing on January 1, 2014 through December 31, 2018. The graph assumes a $100 investment at the beginning of the period in our common stock, the NASDAQ Market Index and the Morningstar Group Index, and the reinvestment of any dividends. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF YEAR CUMULATIVE TOTAL RETURN

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders.

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

3. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1(b)	Asset Purchase Agreement by and between Cirrus Technologies, LLC, as Seller, and Cirrus Services LLC, as Buyer, dated as of August 26, 2015	10-Q	000-49799	2.1	November 9, 2015

2.2(b)	Pro Securities, LLC Membership Interest Purchase Agreement by and among Joseph Cammarata and John Paul DeVito, as Sellers, and Medici, Inc., as Buyer, dated as of August 26, 2015	10-Q	000-49799	2.2	November 9, 2015

2.3(b)	SpeedRoute LLC Membership Interest Purchase Agreement by and among Joseph Cammarata and John Paul DeVito, as Sellers, and Medici, Inc., as Buyer, dated as of August 26, 2015	10-Q	000-49799	2.3	November 9, 2015

2.4(b)	TraderField Securities, Inc. Stock Purchase Agreement by and between Joseph Cammarata, as Seller, and Medici, Inc., as Buyer, dated as of August 26, 2015	10-Q	000-49799	2.4	November 9, 2015

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49799	3.1	July 29, 2014

3.2	Amended and Restated Bylaws	10-Q	000-49799	3.1	May 4, 2017

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.3	Certificate of Designation for Blockchain Voting Series A Preferred Stock	8-K	000-49799	3.1	December 15, 2016

3.4	Certificate of Designation for Voting Series B Preferred Stock	8-K	000-49799	3.2	December 15, 2016

4.1	Form of specimen common stock certificate	S-1/A	333-83728	4.1	May 6, 2002

4.2	Form of Stock Certificate for Voting Series B Preferred Stock	8-K	000-49799	4.2	November 14, 2016

4.3(a)	Registration Rights Agreement dated December 15, 2016 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and as representative of each of the Participating Affiliates (as defined therein)	8-K	000-49799	4.1	December 15, 2016

4.4	Form of Participating Affiliate Agreement (included in Exhibit 4.3)

4.5(a)	Amendment No. 1 to Registration Rights Agreement effective March 10, 2017 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and in his representative capacity	10-Q	000-49799	4.2	May 4, 2017

4.6(a)	Amendment No. 2 to Registration Rights Agreement effective June 10, 2017 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and in his representative capacity	10-Q	000-49799	4.1	August 3, 2017

4.7	Certificate of Designation for Blockchain Voting Series A Preferred Stock (see Exhibit 3.3)

4.8	Certificate of Designation for Voting Series B Preferred Stock (see Exhibit 3.4)

4.9	Form of Warrant issued to Passport Special Opportunities Master Fund, L.P. dated November 8, 2017 (included in Exhibit 10.20)

4.10	Amendment dated November 13, 2017 to Warrant issued to Passport Special Opportunities Master Fund, L.P. dated November 8, 2017	8-K/A	000-49799	4.1.2	November 13, 2017

4.11	Form of Warrant issued to Quantum Partners LP dated November 8, 2017 (included in Exhibit 10.21)

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.12	Amendment dated November 13, 2017 to Warrant issued to Quantum Partners LP dated November 8, 2017	8-K/A	000-49799	4.2.2	November 13, 2017

10.1(a)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers					X

10.2(a)	Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan	8-K	000-49799	10.1	May 15, 2017

10.3(a)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan	10-K	000-49799	10.12	February 21, 2013

10.4	Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	May 7, 2014

10.5	First Amendment dated July 29, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	August 6, 2014

10.6	Second Amendment dated September 3, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	September 8, 2014

10.7	Project Management Agreement dated May 5, 2014 between O.Com Land LLC and Gardner CMS, L.C.	8-K	000-49799	10.2	May 7, 2014

10.8	Purchase and Sale Agreement dated September 17, 2014 by and between the Redevelopment Agency of Midvale City and O.com Land LLC	8-K	000-49799	10.1	September 23, 2014

10.9	Loan Agreement dated November 6, 2017 among O.Com Land, as Borrower, Overstock as Guarantor, and PCL as Lender	8-K	000-49799	10.1	November 13, 2017

10.10	Promissory Note dated November 6, 2017 made by O.Com Land and payable to the order of PCL	8-K	000-49799	10.2	November 13, 2017

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	Deed of Trust, Assignment of Rents, Assignment of Leases, Security Agreement and Fixture Filing dated November 6, 2017 made by O.Com Land for the benefit of PCL	8-K	000-49799	10.3	November 13, 2017

10.12	Guaranty of Overstock.com, Inc. dated November 6, 2017 for the benefit of PCL	8-K	000-49799	10.4	November 13, 2017

10.13	Environmental Indemnity Agreement made by O.Com Land dated November 6, 2017 for the benefit of PCL	8-K	000-49799	10.5	November 13, 2017

10.14	Lease Subordination Agreement dated November 6, 2017 among O.Com Land, Overstock and PCL	8-K	000-49799	10.6	November 13, 2017

10.15(a)	Medici Ventures, Inc. 2017 Stock Option Plan	8-K	000-49799	10.1	August 1, 2017

10.16(a)	Summary of unwritten compensation arrangements with Directors					X

10.17	Lease Agreement dated October 24, 2014 between O.com Land, LLC and Overstock.com Inc.	8-K	000-49799	10.19	October 28, 2014

10.18	Dealer-Manager Agreement, dated as of November 1, 2016, between Overstock.com, Inc. and Source Capital Group, Inc.	8-K	000-49799	10.1	November 2, 2016

10.19(a)	Software Licensing Agreement, dated November 2, 2016 between Overstock and SiteHelix Inc.	8-K	000-49799	10.1	November 4, 2016

10.20	Securities Purchase Agreement, dated as of November 8, 2017, between Overstock.com, Inc. and Passport Special Opportunities Master Fund, L.P.	8-K	000-49799	10.1	November 13, 2017

10.21	Securities Purchase Agreement, dated as of November 8, 2017, between Overstock.com, Inc. and Quantum Partners LP	8-K	000-49799	10.2	November 13, 2017

10.22(a)	t0.com 2017 Equity Incentive Plan	10-K	000-49799	10.24	March 15, 2018

10.23(a)	t0.com, Inc. 2017 Equity Incentive Plan as amended and restated on May 21, 2018	8-K	000-49799	10.1	May 25, 2018

10.24(a)	Memorandum of Understanding dated December 27, 2017 by and among Overstock.com, Inc., Medici Ventures, Inc., Patrick Byrne and Hernando de Soto	10-K	000-49799	10.25	March 15, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25(a)	Notice of Stock Option Grant effective May 21, 2018 dated June 6, 2018 between t0.com, Inc. and Saum Noursalehi	10-Q	000-49799	10.2	August 9, 2018

10.26(a)(b)(c)	Stock Purchase Agreement dated June 28, 2018 between Saum Noursalehi and the other stockholders of SiteHelix, Inc., and Overstock.com, Inc.	8-K	000-49799	10.1	June 29, 2018

10.27(a)	Description of unwritten compensation arrangement with Saum Noursalehi	10-Q	000-49799	10.4	August 9, 2018

10.28(a)	Offer letter dated April 1, 2018 from Overstock.com, Inc. to Gregory J. Iverson	10-Q	000-49799	10.5	August 9, 2018

10.29	Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as agent, dated August 9, 2018	S-3	333- 226729	1.1	August 9, 2018

10.30	Standby Equity Underwriting Agreement with JonesTrading Institutional Services LLC, as underwriter, dated August 9, 2018	S-3	333- 226729	1.2	August 9, 2018

10.31(a)	Stockholders Agreement dated September 21, 2018 by and among Medici Land Governance, Inc., Medici Ventures, Inc. and Patrick M. Byrne	8-K	000-49799	10.1	September 26, 2018

10.32(a)	Stock Purchase Agreement dated December 21, 2018 among the shareholders of Bitsy, Inc.	8-K	000-49799	10.1	December 28, 2018

10.33(a)	Asset Purchase Agreement dated as of January 22, 2018 but signed on February 7, 2018 among Rental Roost, Inc., Kishore Kumar, Nitin Shingate, Vikram Raghavan, and Overstock.com, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 9, 2018 (File No. 000-49799)).	8-K	000-49799	10.1	February 9, 2018

10.34(a)	Asset Purchase Agreement dated as of January 22, 2018 but signed on February 7, 2018 among Houserie, Inc., Kishore Kumar, Nitin Shingate, Vikram Raghavan, and Overstock.com, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 9, 2018 (File No. 000-49799)).	8-K	000-49799	10.2	February 9, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.35(a)	Amendment 1 dated March 29, 2018 to Memorandum of Understanding by and among Overstock.com, Inc., Medici Ventures, Inc., Patrick M. Byrne and Hernando de Soto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 4, 2018 (File No. 000-49799)).	8-K	000-49799	10.1	April 4, 2018

10.36(a)	Form of Notice of Grant under Medici Ventures 2017 Stock Option Plan					X

10.37(a)	tZERO Group, Inc. 2017 Equity Incentive Plan, as amended through March 15, 2019					X

10.38(a)	Form of Notice of Grant under tZERO 2017 Equity Incentive Plan					X

99.1	Memorandum of Understanding dated February 28, 2019 between tZERO Group, Inc., Makara Capital Partners Pte. Ltd. and GoldenSand Capital Ltd.					X

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24	Powers of Attorney (see signature page)

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016; (iv) Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2018, 2017, and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016; and (vi) Notes to Consolidated Financial Statements

__________________________________________

(a)	Management contract or compensatory plan or arrangement.

(b)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

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

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2019.

OVERSTOCK.COM, INC.
By:	/s/ PATRICK M. BYRNE
Patrick M. Byrne
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Patrick M. Byrne and Gregory J. Iverson, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ PATRICK M. BYRNE	Chief Executive Officer, President, and Director (Principal Executive Officer)	3/18/2019
Patrick M. Byrne
/s/ ALLISON H. ABRAHAM	Chairwoman of the Board	3/18/2019
Allison H. Abraham
/s/ GREGORY J. IVERSON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	3/18/2019
Gregory J. Iverson
/s/ SAUM NOURSALEHI	Chief Executive Officer of tZERO Group, Inc. and Director	3/18/2019
Saum Noursalehi
/s/ JONATHAN E. JOHNSON III	President, Medici Ventures and Director	3/18/2019
Jonathan E. Johnson III
/s/ BARCLAY F. CORBUS	Director	3/18/2019
Barclay F. Corbus
/s/ KIRTHI KALYANAM	Director	3/18/2019
Kirthi Kalyanam
/s/ JOSEPH J. TABACCO, JR.	Director	3/18/2019
Joseph J. Tabacco, Jr.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Overstock.com, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Overstock.com, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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

/s/ KPMG LLP
We have served as the Company's auditor since 2009.

Salt Lake City, Utah
March 18, 2019

Overstock.com, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$141,512	$203,215
Restricted cash	1,302	455
Accounts receivable, net	35,930	30,080
Inventories, net	14,108	13,703
Prepaids and other current assets	22,415	17,744
Total current assets	215,267	265,197
Fixed assets, net	134,687	129,343
Deferred tax assets, net	109	—
Intangible assets, net	13,370	7,337
Goodwill	22,895	14,698
Equity investments	60,427	13,024
Other long-term assets, net	14,464	4,216
Total assets	$461,219	$433,815
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$102,574	$85,406
Accrued liabilities	87,858	82,611
Deferred revenue	50,578	46,468
Other current liabilities, net	476	178
Total current liabilities	241,486	214,663
Long-term debt, net	3,069	—
Long-term debt, net - related party	—	39,909
Other long-term liabilities	5,958	7,120
Total liabilities	250,513	261,692
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A, issued and outstanding - 127 and 127	—	—
Series B, issued and outstanding - 355 and 555	—	—
Common stock, $0.0001 par value
Authorized shares -100,000
Issued shares - 35,346 and 30,632
Outstanding shares - 32,146 and 27,497	3	3
Additional paid-in capital	657,981	494,732
Accumulated deficit	(458,897)	(254,692)
Accumulated other comprehensive loss	(584)	(599)
Treasury stock:
Shares at cost - 3,200 and 3,135	(66,757)	(63,816)
Equity attributable to stockholders of Overstock.com, Inc.	131,746	175,628
Equity attributable to noncontrolling interests	78,960	(3,505)
Total stockholders' equity	210,706	172,123
Total liabilities and stockholders' equity	$461,219	$433,815

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Revenue, net
Retail	$1,800,187	$1,728,104	$1,784,782
Other	21,405	16,652	15,181
Total net revenue	1,821,592	1,744,756	1,799,963
Cost of goods sold
Retail(1)	1,452,195	1,392,558	1,458,411
Other	15,489	11,647	10,203
Total cost of goods sold	1,467,684	1,404,205	1,468,614
Gross profit	353,908	340,551	331,349
Operating expenses:
Sales and marketing(1)	274,479	180,589	147,896
Technology(1)	132,154	115,878	106,760
General and administrative(1)	164,481	90,718	89,298
Litigation settlement	—	—	(19,520)
Total operating expenses	571,114	387,185	324,434
Operating income (loss)	(217,206)	(46,634)	6,915
Interest income	2,208	659	326
Interest expense	(1,468)	(2,937)	(877)
Other income (loss), net	(3,488)	1,178	14,181
Income (loss) before income taxes	(219,954)	(47,734)	20,545
Provision (benefit) for income taxes	(2,384)	64,188	9,297
Consolidated net income (loss)	$(217,570)	$(111,922)	$11,248
Less: Net loss attributable to noncontrolling interests	(11,500)	(2,044)	(1,274)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(206,070)	$(109,878)	$12,522
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(6.83)	$(4.28)	$0.49
Weighted average common shares outstanding—basic	29,976	25,044	25,342
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$(6.83)	$(4.28)	$0.49
Weighted average common shares outstanding—diluted	29,976	25,044	25,426
____________________________________________________________

(1) Includes stock-based compensation as follows (Note 15):
Cost of goods sold — retail	$201	$183	$266
Sales and marketing	1,728	415	249
Technology	2,066	649	777
General and administrative	10,361	2,830	3,599
Total	$14,356	$4,077	$4,891

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2018	2017	2016
Consolidated net income (loss)	$(217,570)	$(111,922)	$11,248
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of benefit (expense) for taxes of $0, $(689), and $(211)	15	941	(110)
Other comprehensive income (loss)	15	941	(110)
Comprehensive income (loss)	$(217,555)	$(110,981)	$11,138
Less: Comprehensive loss attributable to noncontrolling interests	(11,500)	(2,044)	(1,274)
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$(206,055)	$(108,937)	$12,412

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of year	30,632	27,895	27,634
Common stock issued upon vesting of restricted stock	234	212	219
Common stock issued for asset purchase	147	—	—
Exercise of stock options	—	39	42
Exercise of stock warrants	1,250	2,472	—
Common stock sold through ATM offering	2,883	—	—
Other	200	14	—
Balance at end of year	35,346	30,632	27,895
Number of treasury stock shares
Balance at beginning of year	3,135	2,463	2,400
Tax withholding upon vesting of restricted stock	65	68	63
Purchases of treasury stock	—	604	—
Balance at end of year	3,200	3,135	2,463
Total number of outstanding shares	32,146	27,497	25,432
Common stock	$3	$3	$3
Number of Series A preferred shares issued and outstanding
Balance at beginning of year	127	127	—
Rights offering	—	—	127
Balance at end of year	127	127	127
Number of Series B preferred shares issued and outstanding
Balance at beginning of year	555	569	—
Rights offering	—	—	569
Other	(200)	(14)	—
Balance at end of year	355	555	569
Preferred stock	$—	$—	$—
Additional paid-in capital
Balance at beginning of year	$494,732	$383,348	$370,047
Stock-based compensation to employees and directors	10,316	4,077	4,891
Common stock issued for asset purchase	4,430	—	—
Exercise of stock options	—	664	819
Exercise of stock warrants	50,562	100,000	—
Common stock sold through ATM offering, net	94,554	—	—
Issuance of stock warrants	26	6,462	—
Rights offering	—	—	7,591
Other	3,361	181	—
Balance at end of year	$657,981	$494,732	$383,348
Accumulated deficit
Balance at beginning of year	$(254,692)	$(153,898)	$(166,420)
Cumulative effect of change in accounting principle	5,040	9,374	—
Net income (loss) attributable to stockholders of Overstock.com, Inc.	(206,070)	(109,878)	12,522
Declaration and payment of preferred dividends	(77)	(109)	—
Other	(3,098)	(181)	—
Balance at end of year	$(458,897)	$(254,692)	$(153,898)
Accumulated other comprehensive loss
Balance at beginning of year	$(599)	$(1,540)	$(1,430)
Net other comprehensive income (loss)	15	941	(110)
Balance at end of year	$(584)	$(599)	$(1,540)
Treasury stock
Balance at beginning of year	$(63,816)	$(52,587)	$(51,747)
Tax withholding upon vesting of restricted stock	(2,941)	(1,229)	(840)
Purchases of treasury stock	—	(10,000)	—
Balance at end of year	(66,757)	(63,816)	(52,587)
Total equity attributable to stockholders of Overstock.com, Inc.	$131,746	$175,628	$175,326
Continued on the following page

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Total equity attributable to stockholders of Overstock.com, Inc.	$131,746	$175,628	$175,326

Equity attributable to noncontrolling interests
Balance at beginning of year	$(3,505)	$(2,366)	$(1,092)
Proceeds from security token offering, net	82,354	905	—
Stock-based compensation to employees and directors	4,040	—	—
Tax withholding upon vesting of restricted stock	(1,681)	—	—
Paid in capital for noncontrolling interest	5,932	—	—
Fair value of noncontrolling interest at acquisition	4,468	—	—
Net loss attributable to noncontrolling interests	(11,500)	(2,044)	(1,274)
Other	(1,148)	—	—
Total equity attributable to noncontrolling interests	$78,960	$(3,505)	$(2,366)

Total stockholders' equity	$210,706	$172,123	$172,960

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Consolidated net income (loss)	$(217,570)	$(111,922)	$11,248
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of fixed assets	26,411	28,848	27,283
Amortization of intangible assets	5,286	3,999	3,968
Stock-based compensation to employees and directors	14,356	4,077	4,891
Deferred income taxes, net	(2,386)	65,199	7,719
Gain on investment in precious metals	—	(1,971)	(201)
Gain on sale of cryptocurrencies	(8,370)	(1,995)	—
Impairment of cryptocurrencies	10,463	—	—
Loss on equity investments, net	2,828	5,995	2,850
Loss on disposal of business and other asset abandonments	3,565	—	—
Impairment on indefinite-lived intangible assets	6,000	—	—
Early extinguishment costs of long-term debts	283	2,464	—
Other	711	368	356
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(5,558)	(1,938)	(10,006)
Inventories, net	628	5,234	1,105
Prepaids and other current assets	(3,622)	(2,799)	1,588
Other long-term assets, net	(2,870)	(2,307)	(786)
Accounts payable	16,499	(20,995)	(18,823)
Accrued liabilities	5,661	(12,311)	16,936
Deferred revenue	9,150	4,688	(9,164)
Other long-term liabilities	(399)	145	600
Net cash provided by (used in) operating activities	(138,934)	(35,221)	39,564
Cash flows from investing activities:
Proceeds from sale of precious metals	—	11,917	1,610
Investment in precious metals	—	—	(1,633)
Purchase of intangible assets	(9,597)	(423)	—
Investment in equity securities	(48,731)	(5,188)	(4,750)
Disbursement of note receivable	(3,059)	(750)	(3,668)
Acquisitions of businesses, net of cash acquired	(12,912)	—	1,248
Deposit on purchase of a business	(8,000)	—	—
Expenditures for fixed assets, including internal-use software and website development	(28,680)	(23,586)	(72,281)
Other	56	70	27
Net cash used in investing activities	(110,923)	(17,960)	(79,447)
Cash flows from financing activities:
Payments on capital lease obligations	(496)	(83)	—
Paydown on direct financing arrangement	—	—	(54)
Payments on finance obligations	—	(15,316)	(1,906)
Payments on interest swap	—	(1,535)	(563)
Proceeds from finance obligations	—	—	11,399
Payments on long-term debt	(40,000)	(45,766)	—
Proceeds from long-term debt	—	40,000	36,273
Payments of preferred dividends	(77)	(109)	—
Proceeds from issuance and exercise of stock warrants	50,588	106,462	—
Proceeds from exercise of stock options	—	664	819
Proceeds from rights offering, net of offering costs	—	—	7,591
Proceeds from security token offering, net of offering costs and withdrawals	82,354	905	—
Proceeds from sale of common stock, net of offering costs	94,554	—	—
Paid in capital for noncontrolling interest	6,700	—	—
Purchase of treasury stock	—	(10,000)	—
Payments of taxes withheld upon vesting of restricted stock	(4,622)	(1,229)	(840)
Payment of debt issuance costs	—	(670)	—
Net cash provided by financing activities	189,001	73,323	52,719
Net increase (decrease) in cash and cash equivalents	(60,856)	20,142	12,836
Cash, cash equivalents and restricted cash, beginning of year	203,670	183,528	170,692
Cash, cash equivalents and restricted cash, end of year	$142,814	$203,670	$183,528

Continued on the following page

Overstock.com, Inc.
Consolidated Statements of Cash Flows
(Continued)
(in thousands)

	Year ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$1,319	$2,940	$1,269
Income taxes paid (refunded), net	(726)	487	1,338
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development costs, financed through accounts payable and accrued liabilities	$139	$989	$2,219
Equipment acquired under capital lease obligations	—	1,421	—
Capitalized interest cost	—	—	105
Acquisition of assets through stock issuance	4,430	—	—
Change in fair value of cash flow hedge	—	(1,738)	(659)
Note receivable converted to equity investment	200	1,368	2,850

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

We are an online retailer and advancer of blockchain technology. Through our online retail business, we offer a broad range of price-competitive products, including furniture, home decor, bedding and bath, and housewares, among other products. We sell our products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the "Website"). Although our three websites are located at different domain addresses, the technology, equipment, and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.

In late 2014, we began working on initiatives to develop and advance blockchain technology, which initiatives we refer to collectively as Medici. Our Medici business initiatives seek to leverage the security, transparency and immutability of cryptographically protected and distributed ledgers, such as blockchains, and are focused on solving important problems, including financial transaction issues, particularly in the area of securities settlement. Our Medici business initiatives include our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), which conducts a majority of its business through its majority-owned subsidiary tZERO Group, Inc. ("tZERO"), formerly tØ.com, Inc., a financial technology company pursuing potential financial applications of blockchain technologies as well as non-blockchain businesses. Medici Ventures currently holds equity interests in several technology companies whose focuses include commercial blockchain applications for identity and social media, property and land, money and banking, capital markets, supply chain, and voting.

In December 2017 we engaged Guggenheim Securities, LLC to help us identify and evaluate certain strategic initiatives. We are considering a range of potential transactions, including a sale of our retail business and additional equity or debt financings. Our Board continually discusses a variety of potential strategic and financial options and other changes to our business, but has not approved or made any determination to consummate any strategic transaction, and may choose not to do so in the foreseeable future or at all.

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

In the fourth quarter of 2018, we completed our annual review of our segment reporting and in light of a strategic shift in our Chief Operating Decision Maker's long-term strategic focus for our organization, we no longer consider the split of retail direct and retail partner as a distinct and relevant measure of our business. Accordingly, revenues and cost of goods sold recorded in "Direct" and "Partner and Other" are now split between "Retail" and "Other" on the consolidated statements of operations. "Retail" includes retail revenue and costs of goods sold from both "Direct" and "Partner" transactions. Our revenues and costs of goods sold related to our Medici business remains in "Other". In addition, we have recast the prior period revenues and cost of goods sold to conform with current year presentation. Direct and Partner are no longer considered separate reportable segments in our Business Segment disclosures. In addition, tZERO has been identified as a reportable segment separate from Other.

For purposes of comparability, we reclassified other certain immaterial amounts in the prior periods presented to conform with the current year presentation. We also retrospectively applied certain accounting standard updates as discussed in Note 2—Accounting Policies, Recently adopted accounting standards.

2. ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and subsidiaries for which we exercise control. All intercompany account balances and transactions have been eliminated in consolidation. The financial results of Verify Investor, LLC have been included in our consolidated financial statements from the date of acquisition on February 12, 2018. The financial results of Mac Warehouse, LLC have been included in our consolidated financial statements from the date of acquisition on June 25, 2018.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, Club O and gift card breakage, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, intangible asset valuation, equity investment valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities, and contingencies. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results could differ materially from these estimates.

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $3.1 million and $25.5 million at December 31, 2018 and 2017, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as compensating balances for credit arrangements as restricted cash.

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

Our assets and liabilities that are adjusted to fair value on a recurring basis are cash equivalents, certain equity securities, and deferred compensation liabilities, which fair values are determined using quoted market prices from daily exchange traded markets on the closing price as of the balance sheet date and are classified as Level 1. Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, finance obligations, and debt are carried at cost, which approximates their fair value. Certain assets, including long-lived assets, certain equity securities, goodwill, cryptocurrencies, and other intangible assets, are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments using fair value measurements with unobservable inputs (level 3), apart from cryptocurrencies which use quoted prices from various digital currency exchanges with active markets, in certain circumstances (e.g., when there is evidence of impairment).

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of December 31, 2018 and 2017, as indicated (in thousands):

	Fair Value Measurements at December 31, 2018:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$3,135	$3,135	$—	$—
Investment in equity securities, at fair value	2,636	2,636	—	—
Trading securities held in a "rabbi trust" (1)	84	84	—	—
Total assets	$5,855	$5,855	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$85	$85	$—	$—
Total liabilities	$85	$85	$—	$—

	Fair Value Measurements at December 31, 2017:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$25,455	$25,455	$—	$—
Trading securities held in a "rabbi trust" (1)	74	74	—	—
Total assets	$25,529	$25,529	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	92	92	—	—
Total liabilities	$92	$92	$—	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Accounts receivable, net

Accounts receivable consist primarily of carrier rebates, trade amounts due from customers in the United States, and uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We maintain an allowance for doubtful accounts receivable based upon our business customers' financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.1 million and $1.3 million at December 31, 2018 and 2017, respectively.

Concentration of credit risk

At December 31, 2018 and 2017, one and two banks held the majority of our cash and cash equivalents. Our cash equivalents primarily consist of money market securities which are uninsured. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Inventories, net

Inventories, net include merchandise purchased for resale which are accounted for using a standard costing system which approximates the first-in-first-out ("FIFO") method of accounting, and are valued at the lower of cost and net realizable value. Inventory valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category.

Prepaids and other current assets

Prepaids and other current assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, prepaid inventories, other miscellaneous costs, and cryptocurrency-denominated assets ("cryptocurrencies"). See Cryptocurrencies below.

Cryptocurrencies

We hold cryptocurrency-denominated assets ("cryptocurrencies") such as bitcoin and we include them in Prepaids and other current assets in our consolidated balance sheets. Our cryptocurrencies were $2.4 million and $1.5 million at December 31, 2018 and 2017, respectively, and are recorded at cost less impairment.

We recognize impairment on these assets caused by decreases in market value, determined by taking quoted prices from various digital currency exchanges with active markets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Fair value of financial instruments above. Such impairment in the value of our cryptocurrencies is recorded in General and administrative expense in our consolidated statements of operations. Impairments on cryptocurrencies were $10.5 million for the year ended December 31, 2018. There was no impairment on cryptocurrencies during the years ended December 31, 2017 and 2016.

Gains and losses realized upon sale of cryptocurrencies are also recorded in General and administrative expense in our consolidated statements of operations. We occasionally use our cryptocurrencies to purchase other cryptocurrencies. Gains and losses realized with these non-cash transactions are also recorded in General and administrative expense in our consolidated statements of operations. These non-cash transactions as well as gains (losses) from cryptocurrencies received through our tZERO security token offering are also presented as an adjustment to reconcile Consolidated net income (loss) to Net cash provided by (used in) operating activities in our consolidated statements of cash flows. Further, the proceeds from the sale of cryptocurrencies received through our tZERO security token offering are presented as a financing activity in our consolidated statements of cash flows due to its near immediate conversion into cash and its economic similarity to the receipt of cash proceeds under the tZERO security token offering. Realized gains on sale of cryptocurrencies were $8.4 million for the year ended December 31, 2018. There were no realized gains (losses) on sale of cryptocurrencies for the years ended December 31, 2017 and 2016.

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

During the years ended December 31, 2018, 2017, and 2016, we capitalized $19.3 million, $9.6 million, and $15.9 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Depreciation of internal-use software and website development for the years ended December 31, 2018, 2017, and 2016 was $13.8 million, $15.9 million, and $17.1 million, respectively.

Depreciation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Cost of goods sold - retail	$354	$307	$310
Technology	21,894	24,604	25,693
Sales and marketing	—	—	124
General and administrative	4,163	3,937	1,156
Total depreciation, including internal-use software and website development	$26,411	$28,848	$27,283

Upon sale or retirement of assets, cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in our consolidated statements of operations.

Equity investments under ASC 321

At December 31, 2018, we held minority interests (less than 20%) in fourteen privately held entities, accounted for under ASC Topic 321, Investments - Equity Securities ("ASC 321"), which are included in Equity investments in our consolidated balance sheets. One of these equity investments, which had a carrying value of $2.6 million at December 31, 2018, is carried at fair value based on Level 1 inputs. See Fair value of financial instruments above. The remaining equity investments lack readily determinable fair values and therefore the investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. Dividends received are reported in earnings if and when received. We review our investments individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the investment is less than its carrying value. If such events or circumstances have occurred, we estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carrying value. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by the investee's management including quantitative information such as lower valuations in recently completed or proposed financings. These inputs are classified as Level 3. Because several of our investees are in the early startup or development stages, these entities are subject to potential changes in cash flows, valuation, and inability to attract new investors which may be necessary for the liquidity needed to support their operations.

The carrying amount of our investments under ASC 321 was approximately $20.3 million and $6.5 million at December 31, 2018 and 2017, respectively. We recognized unrealized gains of $1.1 million during the year ended December 31, 2018 and no unrealized gains on investments carried at fair value during the years ended December 31, 2017 and 2016, respectively. We recognized $511,000, $5.5 million and $2.9 million impairment loss on these investments during the years ended December 31, 2018, 2017 and 2016, respectively. Unrealized gains and impairment losses on our investments are recorded in Other income (expense), net on our consolidated statements of operations.

Equity method investments under ASC 323

At December 31, 2018, we held minority interests in privately held entities, accounted for as equity method investments under ASC Topic 323, Investments - Equity Method and Joint Ventures ("ASC 323"), which are included in Equity investments in our consolidated balance sheets. We can exercise significant influence, but not control, over the investees through either holding more than a 20% voting interest in the entity or through our representation on the entity's board of directors.

The following table includes our equity method investments and related ownership interest as of December 31, 2018:

Ownership interest
Bitt Inc.	21%
Spera, Inc.	19%
Voatz, Inc.	13%
SettleMint NV	30%
Bitsy, Inc.	33%
Chainstone Labs, Inc.	29%
Minds, Inc.	24%
VinX Network Ltd.	21%
GrainChain, Inc.	10%
StockCross Financial Services, Inc.	24%
Boston Security Token Exchange LLC	50%

Based on the nature of our ownership interests and the extent of our contributed capital, we have variable interests in certain of these entities. However, we have insufficient voting rights or other means to influence the investee such that we do not have power to direct the investee's activities that most significantly impact the economic performance of each entity. Further, we are not the investee's primary beneficiary and we therefore do not consolidate the investee in our financial statements. Our investments, plus any loans, off-balance sheet commitments, and other subordinated financial support related to these variable interest entities totaled $25.9 million and $3.7 million as of December 31, 2018 and 2017, respectively, representing our maximum exposures to loss.

The carrying amount of our equity method investments was approximately $40.1 million and $6.5 million at December 31, 2018 and 2017, respectively. The carrying value of our equity method investments exceeded the amount of the underlying equity in net assets of the investees and the difference was primarily related to goodwill and the fair value of intangible assets. The basis difference attributable to amortizable intangible assets is amortized over their estimated useful lives. We record our proportionate share of the net income or loss of the investee and the amortization of the basis difference related to intangible assets in Other income (expense), net in our consolidated statements of operations with corresponding adjustments to the carrying value of the investment. Our proportionate share of the net losses of our equity method investees and amortization of the basis difference for the years ended December 31, 2018, 2017 and 2016 was $3.9 million, $0.5 million, and zero, respectively, and recognized in Other income (expense), net in our consolidated statements of operations.

Noncontrolling interests

Our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), conducts its primary business through its majority-owned subsidiary, tZERO Group, Inc. ("tZERO"), formerly tØ.com, Inc., which includes a financial technology company, two related registered broker dealers, an accredited investor verification company, and certain strategic interests in other entities which support or align with tZERO's objectives and strategies. Medici Ventures, tZERO, and their respective consolidated subsidiaries are included in our consolidated financial statements. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

On December 18, 2017, tZERO launched an offering (the "security token offering") of the right to acquire tZERO Preferred Equity Tokens (the "tZERO Security Token") through a Simple Agreement for Future Equity ("SAFE"). The security token offering closed on August 6, 2018, and on October 12, 2018 tZERO issued the tZERO Security Tokens in settlement of the SAFEs. tZERO Security Token holders have the right to, prior to distributing earnings to tZERO common shareholders, a noncumulative dividend equal to 10% of tZERO's consolidated Adjusted Gross Revenue (as defined by the security token offering documents) for the most recently completed fiscal quarter, if declared by tZERO's Board of Directors, to be paid out of funds lawfully available on a quarterly basis. tZERO Security Token holders are not entitled to participate in any dividends paid to the holders of tZERO's common stock, have no rights to vote, and have no rights to the undistributed earnings of tZERO and are not entitled to any utility functionality as part of the tZERO Security Tokens. Any remaining undistributed earnings or losses of tZERO for a period shall be allocated to the noncontrolling interest held by the tZERO Security Token holders based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed. In the event of any liquidation, dissolution or winding up of tZERO, the tZERO Security Token holders will be entitled to the limited preferential liquidation rights equal to USD $0.10 per token to the extent funds are available.

At December 31, 2018, cumulative proceeds since December 18, 2017, net of withdrawals, from the security token offering totaling $104.8 million have been classified as a component of noncontrolling interest within our consolidated financial statements. Withdrawals during the security token offering period were $22.0 million. As of December 31, 2018, tZERO incurred $21.5 million of offering costs associated with the security token offering that are classified as a reduction in proceeds within noncontrolling interest of our consolidated financial statements.

During the first quarter of 2018, tZERO purchased 65.8% of ES Capital Advisors, LLC ("ES Capital"), a registered investment advisor under the Investment Advisers Act of 1940, which was accounted for as an asset acquisition. tZERO operated the ES Capital business under the name tZERO Advisors and offered automated investment advisory services on our Website. tZERO subsequently sold its equity interest in ES Capital during the fourth quarter of 2018.

tZERO also purchased 81.0% of Verify Investor, LLC, an accredited investor verification company. This transaction is described further in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. The financial position and results of operations for these entities are included in our consolidated financial statements.

Medici Land Governance Inc., a Delaware public benefit corporation ("MLG"), was recently formed by Medici Ventures with our President and Chief Executive Officer, Dr. Patrick M. Byrne ("Dr. Byrne"). Pursuant to the Subscription Agreements dated September 21, 2018, Medici Ventures contributed certain of its assets, including intellectual property relating to technologies regarding land governance and property rights, to MLG in exchange for 510,000 shares of MLG common stock and at the same time Dr. Byrne personally contributed $6.7 million in cash to MLG in exchange for 390,000 shares of MLG common stock. As a result of the transactions described above, Medici Ventures holds approximately 57% of the outstanding capital stock of MLG, and Dr. Byrne holds approximately 43% of the outstanding capital stock of MLG.

Leases

We account for lease agreements as either operating or capital leases depending on certain defined criteria. In certain of our lease agreements, we receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Additionally, tenant improvement allowances are amortized as a reduction in rent expense over the term of the lease. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the term of the lease at inception, without assuming renewal features, if any, are exercised.

Treasury stock

We account for treasury stock of our common shares under the cost method and include treasury stock as a component of stockholders' equity.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. There were no impairments to goodwill recorded during the years ended December 31, 2018, 2017 and 2016.

For the year ended December 31, 2018, we recognized $8.2 million in goodwill related to two business acquisitions as described in Note 3-Acquisitions, Goodwill, and Acquired Intangible Assets.

Intangible assets other than goodwill

We capitalize and amortize intangible assets other than goodwill over their estimated useful lives unless such lives are indefinite. Intangible assets other than goodwill acquired separately from third-parties are capitalized at cost while such assets acquired as part of a business combination are capitalized at their acquisition-date fair value. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value more likely than not exceeds its fair value. In addition, we routinely evaluate the remaining useful life of intangible assets not being amortized to determine whether events or circumstances continue to support an indefinite useful life, including any legal, regulatory, contractual, competitive, economic, or other factors that may limit their useful lives. Definite lived intangible assets are amortized using the straight-line method of amortization over their useful lives, with the exception of certain intangibles (such as acquired technology, customer relationships, and trade names) which are amortized using an accelerated method of amortization based on cash flows. These definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable as described below under Impairment of long-lived assets.

Intangible assets, net consist of the following (in thousands):

	December 31,
	2018	2017
Intangible assets subject to amortization, gross (1)	$29,099	$17,779
Less: accumulated amortization of intangible assets subject to amortization	(15,729)	(10,442)
Total intangible assets, net	$13,370	$7,337
 ___________________________________________
(1)  — At December 31, 2018, the weighted average remaining useful life for intangible assets, other, excluding fully amortized intangible assets, was 5.54 years.

For the year ended December 31, 2018, we recognized a $3.2 million loss included in General and administrative expense in our consolidated statements of operation, upon the sale of our investment advisor licenses, as part of the ES Capital disposition, which were classified as intangible assets.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories in our consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Technology	$3,424	$3,620	$2,904
Sales and marketing	460	83	1,008
General and administrative	1,402	296	56
Total amortization	$5,286	$3,999	$3,968

Estimated amortization expense for the next five years is: $5.6 million in 2019, $2.8 million in 2020, $2.4 million in 2021, $1.2 million in 2022, $705,000 in 2023 and $695,000 thereafter.

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. See the Cryptocurrencies section above for our impairment policy over cryptocurrencies. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2018, 2017 and 2016.

For the year ended December 31, 2018, we realized a $6.0 million loss on impairments to indefinite-lived intangible assets included in General and administrative expense in our consolidated statements of operations related to certain intellectual property licenses held by Medici Ventures that previously had an indefinite useful life. In conjunction with our annual assessment, we concluded the remaining useful life of these licenses were zero based on current contractual arrangements. There were no impairments to intangible assets recorded during the years ended December 31, 2017 and 2016.

Other long-term assets, net

Other long-term assets, net consist primarily of long-term prepaid expenses and deposits.

Derivative financial instruments

In 2014, we entered into a loan agreement in connection with the construction of our new corporate headquarters. We began borrowing under the facility in October 2015. Because amounts borrowed on the loan carried a variable LIBOR-based interest rate, we were affected by changes in certain market conditions and as such, we used derivatives, in the form of interest rate swap agreements, as a risk management tool to mitigate the potential impact of these changes. In November 2017, we repaid the outstanding balance of the underlying loans and concurrently terminated the derivative instruments.

To the extent that the hedges were effective, the changes in fair values of our cash flow hedges were recorded in Accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders' equity. The variable-rate interest on the borrowing for our new corporate headquarters was capitalized during the construction period and is reclassified into earnings over the depreciable life of the asset.

Upon termination of the derivative instrument in November 2017, we reclassified $941,000 unrealized loss on cash flow hedges, net of tax benefits from Accumulated other comprehensive loss into earnings, and recognized a $1.4 million loss on early extinguishment of debt recorded in Other income, net in our consolidated statements of operations for the year ended December 31, 2017. The remaining construction period capitalized variable-rate interest from our cash flow hedge included in Accumulated other comprehensive loss is not material.

Revenue recognition

As further discussed below in Recently adopted accounting standards, the Company adopted ASC 606 effective at the beginning of fiscal 2018. Refer to Note 2 - Summary of Significant Accounting Policies of the Company’s annual report on Form 10-K for the year ended December 30, 2017 for policies in effect for revenue recognition prior to December 31, 2017, which were based on ASC 605.

Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services.  Revenue excludes taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales and use taxes. Revenue recognition is evaluated through the following five-step process:

1) identification of the contract with a customer;
2) identification of the performance obligations in the contract;
3) determination of the transaction price;
4) allocation of the transaction price to the performance obligations in the contract; and
5) recognition of revenue when or as a performance obligation is satisfied.

Product Revenue

We derive our revenue primarily from our retail business through our Website, but may also derive revenue from sales of merchandise through offline and other channels. Our Retail revenue is derived primarily from merchandise sold at a point in time and shipped to customers. Merchandise sales are fulfilled with inventory sourced through our partners or from our owned inventory, depending on the most efficient means of fulfilling the customer contract. The majority of our sales, however, are fulfilled from inventory sourced through our partners.

Revenue is recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer or the date a service is provided, and is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as deferred revenue prior to delivery of products or services ordered. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the fulfillment source (either our warehouses, those warehouses we control, or those of our partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates.

Generally, we require authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal), or verification of receipt of payment, before we ship products to consumers or business purchasers. From time to time we grant credit to our business purchasers with normal credit terms (typically 30 days). We generally receive payments from our customers before our payments to our suppliers are due. We do not recognize assets associated with costs to obtain or fulfill a contract with a customer.

Shipping and handling is considered a fulfillment activity, as it takes place prior to the customer obtaining control of the merchandise, and fees charged to customers are included in net revenue upon completion of our performance obligation. We present revenue net of sales taxes, discounts, and expected refunds.

Our merchandise sales contracts include terms that could cause variability in the transaction price for items such as discounts, credits, or sales returns.  Accordingly, the transaction price for product sales includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, we estimate a sales return liability for the variable consideration based on historical experience, which is recorded within Accrued liabilities in the consolidated balance sheet. We record an allowance for returns based on current period revenues and historical returns experience. We analyze actual historical returns, current economic trends and changes in order volume and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period.

We evaluate the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. When we are the principal in a transaction and control the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Through contractual terms with our partners, we have the ability to control the promised goods or services and as a result record the majority of our retail revenue on a gross basis.

Our Other revenue occurs primarily through our broker dealer subsidiaries in our tZERO segment. We evaluate the revenue recognition criteria above for our broker dealer subsidiaries and we recognize revenue based on the gross amount of consideration that we expect to receive on securities transactions (commission revenue) on a trade date basis.

Club O loyalty program

We have a customer loyalty program called Club O Gold for which we sell annual memberships. For Club O Gold memberships, we record membership fees as deferred revenue and we recognize revenue ratably over the membership period.

The Club O Gold loyalty program allows members to earn Club O Reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program which provides Club O Gold members additional reward dollars for purchases made on our Website, and from other merchants. Under these programs, the customer may redeem Club O Reward dollars on future purchases made through our Website, which conveys a material right to the customer. As such, the initial transaction price giving rise to the reward dollar is allocated to each separate performance obligation based upon its relative standalone selling price. In determining the stand-alone selling price, we incorporate assumptions about the redemption rates of loyalty points. We recognize revenue for Club O Reward dollars when customers redeem such rewards as part of a purchase on our Website.

We record the standalone value of reward dollars earned in deferred revenue at the time the reward dollars are earned. Club O Reward dollars expire 90 days after the customer's Club O Gold membership expires. We recognize estimated reward dollar breakage, to which we expect to be entitled, over the expected redemption period in proportion to actual redemptions by customers. Upon adoption of Topic 606, Revenue Contracts with Customers, on January 1, 2018, we began classifying the breakage income related to Club O Reward dollars and gift cards as a component of Retail revenue in our consolidated statements of operations rather than as a component of Other income (expense), net. Breakage included in revenue was $5.6 million for the year ended December 31, 2018. We also recognized a cumulative adjustment that reduced Accumulated deficit by approximately $5.0 million upon adoption related to the unredeemed portion of our gift cards and loyalty program rewards.

Our total deferred revenue related to the outstanding Club O Reward dollars was $6.9 million and $8.7 million at December 31, 2018 and December 31, 2017, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Advertising Revenue

Advertising revenues are derived primarily from sponsored links and display advertisements that are placed on our Website, distributed via email, or sent out as direct mailers. Advertising revenue is recognized in Retail revenue when the advertising services are rendered. Advertising revenues were less than 2% of total net revenues for all periods presented.

Revenue Disaggregation

Disaggregation of revenue by major product line is included in Segment Information in Note 21 - Business Segments.

Deferred Revenue

When the timing of our provision of goods or services is different from the timing of the payments made by our customers, we recognize a contract liability (customer payment precedes performance).

Customer orders are recorded as deferred revenue prior to delivery of products or services ordered. We record amounts received for Club O Gold membership fees as deferred revenue and we recognize it ratably over the membership period. We record Club O Reward dollars earned from purchases as deferred revenue at the time they are earned based upon the relative standalone selling price of the Club O Reward dollar and we recognize it as Retail revenue in proportion to the estimated pattern of rights exercised by the customer. If reward dollars are not redeemed, we recognize Retail revenue upon expiration. In addition, we sell gift cards and record related deferred revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue from a gift card upon redemption of the gift card. For the unredeemed portion of our gift cards and loyalty program rewards, we will recognize Retail revenue over the expected redemption period based upon the estimated pattern of rights exercised by the customer.

The following table provides information about deferred revenue from contracts with customers, including significant changes in deferred revenue balances during the period (in thousands).

Amount
Deferred revenue at December 31, 2017	$46,468
Increase due to deferral of revenue at period end	43,216
Decrease due to beginning contract liabilities recognized as revenue	(39,106)
Deferred revenue at December 31, 2018	$50,578

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

The following table provides additions to and deduction from the sales returns allowance (in thousands):

Amount
Allowance for returns at December 31, 2015	$17,896
Additions to the allowance	163,693
Deductions from the allowance	(163,413)
Allowance for returns at December 31, 2016	18,176
Additions to the allowance	169,398
Deductions from the allowance	(170,183)
Allowance for returns at December 31, 2017	17,391
Additions to the allowance	174,864
Deductions from the allowance	(176,994)
Allowance for returns at December 31, 2018	$15,261

Cost of goods sold

Our Retail cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs, and credit card fees, and is recorded in the same period in which related revenues have been recorded. Our Other cost of goods sold primarily consists of exchange fees, clearing agent fees, and other exchange fees from our broker dealer subsidiaries in our tZERO segment. These fees are primarily for executing, processing, and settling trades on exchanges and other venues. These fees fluctuate based on changes in trade and share volumes, rate of clearance fees charged by clearing brokers, and exchanges.

	Year ended December 31,
	2018		2017		2016
Total revenue, net	$1,821,592	100%	$1,744,756	100%	$1,799,963	100%
Cost of goods sold
Product costs and other cost of goods sold	1,390,750	76%	1,328,749	76%	1,391,736	77%
Fulfillment and related costs	76,934	4%	75,456	4%	76,878	4%
Total cost of goods sold	1,467,684	81%	1,404,205	80%	1,468,614	82%
Gross profit	$353,908	19%	$340,551	20%	$331,349	18%

 Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to our Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in Sales and marketing expenses and totaled $249.7 million, $164.6 million and $135.1 million during the years ended December 31, 2018, 2017 and 2016, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $961,000 and $987,000 at December 31, 2018 and 2017, respectively.

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

Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shares (after allocating between common shares and participating securities) by the weighted average number of common and potential common shares outstanding during the period (after allocating total dilutive shares between our common shares outstanding and our preferred shares outstanding). Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, warrants, and restricted stock awards are included in the calculation of diluted net income (loss) per common share to the extent such shares are dilutive. Net income (loss) attributable to common shares is adjusted for options and restricted stock awards issued by our subsidiaries when the effect of our subsidiary's diluted earnings per share is dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31,
	2018	2017	2016
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(206,070)	$(109,878)	$12,522
Less: Preferred stock converted to common stock	3,098	—	—
Less: Preferred stock dividends - declared and accumulated	77	216	—
Undistributed income (loss)	(209,245)	(110,094)	12,522
Less: Undistributed loss allocated to participating securities	(4,368)	(2,960)	—
Net income (loss) attributable to common shares	$(204,877)	$(107,134)	$12,522
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(6.83)	$(4.28)	$0.49
Weighted average common shares outstanding—basic	29,976	25,044	25,342
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	84
Weighted average common shares outstanding—diluted	29,976	25,044	25,426
Net income (loss) attributable to common shares—diluted	$(6.83)	$(4.28)	$0.49

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2018	2017	2016
Stock options and restricted stock units	543	226	466
Common shares issuable under stock warrant	21	78	—

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

The implementation did not impact our gross and net recognition for our revenue transactions. In addition, we continue to recognize revenue related to merchandise sales upon delivery to our customers. However, we now present breakage on our Club O Rewards and gift cards in Retail revenue in our consolidated statement of operations rather as a component of Other income (expense), net.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350) — Simplifying the Test for Goodwill Impairment. The ASU simplifies the quantitative goodwill impairment test by eliminating the second step of the test. Under this ASU, impairment will be measured by comparing the estimated fair value of the reporting unit with its carrying value. We early adopted this ASU in the fourth quarter of 2018. Adoption of the ASU did not have a material impact on the results of our goodwill impairment test.

Recently issued accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the "package of practical expedients", which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs as well as the practical expedient pertaining to land easements. We do not expect to elect the use-of-hindsight practical expedient.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our warehouse, office, and equipment operating leases; and (2) providing significant new disclosures about our leasing activities.

On adoption, we currently expect to recognize additional operating liabilities which includes the present value of the total amount disclosed in "Note 12—Commitments and Contingencies", which constitute the remaining minimum rental payments under current leasing standards for our existing operating leases, discounted by our incremental borrowing rate for borrowings of a similar duration on a fully secured basis, with corresponding ROU assets of approximately the same amount.

The new standard also provides practical expedients for an entity's ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-

term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

In June 2018, the FASB issued ASU 2018- 07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting; which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The new standard becomes effective for us on January 1, 2019. We do not expect the adoption to have a material impact on our consolidated financial statements and related disclosures.

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

The following table details the identifiable intangible assets acquired at their fair value and remaining useful lives as of December 31, 2018 (amounts in thousands):

Intangible Assets	Fair Value	Weighted Average Useful Life (years)
Technology and developed software	$6,300	10
Trade names	700	10
Customer relationships	400	0.5
Total acquired intangible assets as of the acquisition date	7,400
Less: accumulated amortization of acquired intangible assets	1,105
Total acquired intangible assets, net	$6,295

The expense for amortizing intangible assets acquired in connection with this acquisition was $1.1 million for the year ended December 31, 2018.

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

The acquired assets, liabilities, and associated operating results were consolidated into our financial statements at the acquisition date. The goodwill recognized arises from intangible assets that do not qualify for separate recognition and expected synergies with our tZERO operations. The total amount of goodwill expected to be deductible for tax purposes is our share of the goodwill recognized at the acquisition date. The carrying amount of goodwill has not changed since the acquisition date.

Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations.

Mac Warehouse, LLC

On June 25, 2018, we acquired 100% of the total equity interests of Mac Warehouse, LLC, an electronics retailer of refurbished Apple products, to complement our retail business for a total purchase price of $1.2 million in cash and the assumption of a loan of $3.1 million. We estimated the fair value of the acquired assets and liabilities based on Level 3 inputs, which were unobservable (see Note 2-Accounting Policies, Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, royalty rates and assumptions about the relative competitive environment.

Determination and allocation of the purchase price to net tangible and intangible assets is based upon preliminary estimates. These preliminary estimates and assumptions could change significantly during the measurement period as we finalize the valuations of the intangible assets acquired and related tax impact. Any change could result in variances between our future financial results and the amounts recognized in the financial information presented below, including variances in fair values recorded, as well as expenses associated with these items.

The preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$1,143
Allocation
Accounts receivable, net	$399
Inventories, net	1,033
Prepaids and other current assets	29
Fixed assets	154
Intangible assets	3,502
Goodwill	837
Accounts payable and accrued liabilities	(905)
Long-term debt, net	(3,069)
Deferred tax liabilities	(837)
Total net assets, net of cash acquired	$1,143

Acquired intangible assets primarily include trade name and customer relationships which have an estimated useful life of 18 months.

The acquired assets, liabilities, and associated operating results were consolidated into our financial statements at the acquisition dates. The carrying amount of goodwill includes the amount of deferred tax liability recognized.

The following unaudited pro forma financial information presents our results as if the current year acquisitions of Mac Warehouse, LLC had occurred at the beginning of 2016 (amounts in thousands), however, it should not be taken as indicative of our future consolidated results of operations:

(unaudited)	Years ended December 31,
	2018	2017	2016
Total revenue	$1,825,776	$1,759,503	$1,809,418
Consolidated net income (loss)	$(222,597)	$(111,848)	$11,380

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following (in thousands):

	December 31,
	2018	2017
Freight rebates receivable	$11,729	$8,527
Accounts receivable, trade	10,380	8,317
Credit card receivables	8,924	8,480
Other receivables	7,013	6,009
	38,046	31,333
Less: allowance for doubtful accounts	(2,116)	(1,253)
Accounts receivable, net	$35,930	$30,080

5. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	December 31,
	2018	2017
Product inventories, net	$10,520	$8,844
Inventory in-transit	3,588	4,859
Total inventories, net	$14,108	$13,703

6. PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following (in thousands):

	December 31,
	2018	2017
Prepaid maintenance	$7,373	$7,427
Prepaid other	7,573	5,684
Other current assets	3,322	1,577
Prepaid insurance	2,341	444
Prepaid advertising	961	987
Prepaid inventories	845	1,625
Total prepaids and other current assets	$22,415	$17,744

7. FIXED ASSETS, NET

Fixed assets, net consist of the following (in thousands):

	December 31,
	2018	2017
Computer hardware and software, including internal-use software and website development	$215,412	$196,501
Building	69,266	69,169
Furniture and equipment	17,066	14,455
Land	12,781	12,781
Building machinery and equipment	9,713	8,356
Leasehold improvements	8,379	7,752
Land improvements	6,972	6,764
	339,589	315,778
Less: accumulated depreciation	(204,902)	(186,435)
Total fixed assets, net	$134,687	$129,343

Depreciation of fixed assets totaled $26.4 million, $28.8 million, and $27.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. During 2018, we retired $8.0 million of fully depreciated fixed assets that were removed from service in 2018.

Fixed assets included assets under capital leases and finance obligations of $1.8 million and $1.8 million at December 31, 2018 and 2017, respectively. Accumulated depreciation related to assets under capital leases and finance obligations was $962,000 and $458,000 at December 31, 2018 and 2017, respectively.

Depreciation expense of assets recorded under capital leases and finance obligations was $504,000, $3.5 million and $4.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

8. OTHER LONG-TERM ASSETS, NET

Other long-term assets, net consist of the following (in thousands):

	December 31,
	2018	2017
Deposit on purchase of a business	$8,000	$—
Other long-term assets	4,310	2,786
Prepaid expenses, long-term portion	2,154	1,430
Total other long-term assets, net	$14,464	$4,216

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Accounts payable accruals	$15,872	$16,614
Allowance for returns	15,261	17,391
Accrued marketing expenses	14,150	25,959
Accrued compensation and other related costs	12,099	10,716
Accrued loss contingencies	10,940	608
Sales and other taxes payable	9,923	2,363
Accrued freight	5,343	5,040
Other accrued expenses	4,270	3,920
Total accrued liabilities	$87,858	$82,611

10. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	December 31,
	2018	2017
Payments received prior to product delivery	$30,033	$24,632
Club O membership fees and reward points	11,709	11,761
Unredeemed gift cards	3,399	4,955
In store credits	4,707	4,489
Other	730	631
Total deferred revenue	$50,578	$46,468

11. BORROWINGS

PCL L.L.C. Term Loan

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

High Bench Senior Credit Agreement

On June 25, 2018, we became party to a senior credit agreement, as amended, with High Bench-Mac Warehouse-Senior Debt, LLC ("High Bench Loan"), in connection with our acquisition of Mac Warehouse, LLC. Under the amended agreement, the loan carries an annual interest rate of 11.0% and a default rate of 18.0%. The High Bench Loan is subject to monthly interest only payments with the remaining principal amount and any then unpaid interest due and payable on April 18, 2020. The High Bench Loan is subject to mandatory prepayment under certain circumstances, such as a change-in-control of the business, and is prepayable at our election at any time without penalty or premium. There are no financial covenants associated the High Bench Loan. At December 31, 2018, our outstanding balance on the High Bench Loan was $3.1 million.

Letters of credit

At December 31, 2018 and 2017, letters of credit totaling $280,000 and $355,000, respectively, were issued on our behalf collateralized by compensating cash balances held at a bank, which are included in Restricted cash in our consolidated balance sheets.

Commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2018, $48,000 was outstanding and $952,000 was available under the Purchasing Card. At December 31, 2017, $822,000 was outstanding and $4.2 million was available under the Purchasing Card.

Capital lease

During the year ended December 31, 2017, we entered into a capital lease arrangement of computer equipment for $1.4 million. The arrangement will expire in 2020. At December 31, 2018, the outstanding balance under the capital lease was $884,000 and is included in Other current liabilities, net and Other long-term liabilities on our consolidated balance sheets. Future payment obligations, including interest, under the capital lease are $496,000 and $413,000 for 2019 and 2020, respectively.

12. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of December 31, 2018, are as follows (in thousands):

Payments due by period:
2019	$8,822
2020	7,414
2021	7,654
2022	7,579
2023	6,677
Thereafter	19,571
$57,717

Our subsidiary, tZERO, commenced a new lease subsequent to December 31, 2018. We have included the future lease payments associated with this lease in the table above.

Rental expense for operating leases totaled $7.8 million, $9.3 million and $12.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Legal proceedings and contingencies

From time to time, we are involved in litigation concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. In connection with such litigation, we have been in the past and we may be in the future subject to significant damages. In some instances, other parties may have contractual indemnification obligations to us. However, such contractual obligations may prove unenforceable or non-collectible, and if we cannot enforce or collect on indemnification obligations, we may bear the full responsibility for damages, fees and costs resulting from such litigation. We may also be subject to penalties and equitable remedies that could force us to alter important business practices. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. The nature of the loss contingencies relating to claims that have been asserted against us are described below.

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

On September 20, 2018, a jury returned a verdict against us in our Delaware unclaimed property case, which is expected to result in a judgment against us in the amount of approximately $7.3 million (for certain unredeemed gift card balances, treble damages, and penalties) plus attorneys’ fees and costs. Our estimated liability for these amounts was included in Accrued liabilities at December 31, 2018. The expense associated with these litigation charges was included in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2018. William French ("French") and the State of Delaware ("Delaware") sued us, along with numerous other defendants, in the Superior Court of the State of Delaware for alleged violations of Delaware's unclaimed property laws. French and Delaware alleged that we knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. We intend to file an appeal once a judgment has been entered by the court.

On June 21, 2018, the U.S. Supreme Court issued an opinion in our South Dakota sales tax case, overturning Quill Corp v. North Dakota and permitting states to require remote sellers to collect sales tax under certain circumstances. As a result, we began collecting sales tax in all 45 states that have sales tax, including South Dakota. Pursuant to South Dakota’s statute, we are not required to pay sales tax retroactively. Although the U.S. Supreme Court’s opinion vacated and remanded the case back to the South Dakota Supreme Court for further proceedings, the parties entered an agreement to dismiss the case in November of 2018.

On July 7, 2017, the State of Wyoming sued us along with five other defendants in the Second Judicial District Court of Wyoming. Wyoming alleged that U.S. constitutional law should be revised to permit Wyoming to require out-of-state e-commerce retailers to collect and remit sales tax in Wyoming in accordance with Wyoming's sales tax statute. After the U.S. Supreme Court’s ruling in our South Dakota case listed above, we began collecting sales tax in Wyoming and a consent judgment to dismiss the case was entered in November of 2018. Wyoming’s statute does not require us to pay sales tax retroactively.

On August 28, 2017, the State of Indiana sued us along with one other defendant in the Superior Court of Indiana, Marion County. Indiana alleged that U.S. constitutional law should be revised to permit Indiana to require out-of-state e-commerce retailers to collect and remit sales tax in Indiana in accordance with Indiana's sales tax statute. After the U.S. Supreme Court’s ruling in our South Dakota case listed above, we began collecting sales tax in Indiana. Indiana’s statute does not require us to pay sales tax retroactively. The Indiana case was dismissed in August of 2018.

In February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. In December of 2018, we received a follow-up request from the SEC relating to its investigation. We are cooperating fully with the SEC in connection with its investigation.

tZERO's broker-dealer subsidiaries are, and any broker-dealer subsidiaries that it acquires or forms in the future will be, subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. Each of SpeedRoute and PRO Securities is registered with the SEC as a broker-dealer under the Exchange Act and in the states in which it conducts securities business and is a member of FINRA and other SROs (as applicable). In addition, PRO Securities owns and operates the PRO Securities ATS, which is registered with the SEC as an alternative trading system. Each of SpeedRoute and PRO Securities is subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and SROs with which it is registered or licensed or of which it is a member. Moreover, as a result of tZERO's projects seeking to apply distributed ledger technologies to the capital markets, tZERO's subsidiaries have been, and remain involved in, ongoing oral and written communications with regulatory authorities. As previously disclosed, tZERO's broker-dealer subsidiaries are currently undergoing various examinations, inquiries, and/or investigations undertaken by various regulatory authorities; as appropriate or required, we will provide further information regarding such matters. Any failure by tZERO's broker-dealer subsidiaries to satisfy their regulatory authorities that they are in compliance with all applicable rules and regulations could have a material adverse effect on tZERO and on us.

On January 31, 2019, a putative class action lawsuit was filed against us in the United States District Court, Southern District of New York, alleging that our website violates the Americans with Disabilities Act ("ADA") in addition to other New York specific laws, because it is not accessible to blind and visually impaired people. No estimate of the possible loss or range of loss can be made. We intend to vigorously defend this action.

On March 15, 2019, Consolidated Transaction Processing, LLC. filed suit against us in the United States District Court for the District of Delaware. We are alleged to have infringed patents covering electronic transaction processing methods. We are currently evaluating the merits of the complaint, and no estimate of the possible loss or range of loss can be made. We intend to vigorously defend this action and pursue any indemnification rights that exist with our vendors.

We establish liabilities when a particular contingency is probable and estimable. At December 31, 2018, we have accrued $10.3 million, which is included in accrued liabilities in the consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

14. STOCKHOLDERS' EQUITY

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends declared by the Board of Directors out of funds legally available, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2018.

Preferred Stock

Each share of Series A Preferred and each share of Series B Preferred (collectively the "preferred shares") is intended to have voting and dividend rights similar to those of one share of common stock. Preferred shares rank senior to common stock with respect to dividends. Holders of the preferred shares will be entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds of the Company legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the preferred shares are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2017 and 2018.

Neither the Series A Preferred nor Series B Preferred is required to be converted into or exchanged for shares of our common stock or any other entity; however, at our sole discretion, we may convert the Series A Preferred shares into Series B Preferred shares at any time on a one-to-one basis. Until the third anniversary of the original issuance date, we may redeem, at our discretion, both the Series A and Series B Preferred shares for an amount equal to the highest of the following: (1) the subscription price plus any accrued but unpaid dividends, (2) 105% of the average trading price of our common stock during a five-trading-day period and (3) 105% of the average trading price of the series of preferred shares during the same five-day-trading period. In the event of any liquidation, any amount available for distribution to stockholders after payment of all liabilities will be distributed proportionately, with each share of Series A Preferred and each share of Series B Preferred being treated as though it were a share of our common stock.

JonesTrading Sales Agreement

In August 2018, we entered into a sales agreement with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted "at the market" public offerings of our common stock during the quarter ended September 30, 2018, and may conduct additional "at the market" public offerings of our common stock from time to time. Under the sales agreement, JonesTrading, acting as our agent, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the sales agreement, but expect to do so from time to time. We will pay JonesTrading up to a 2.0% sales commission on all sales. The sales agreement contemplates sales of up to $150 million of our common stock over a period of up to three years. As of December 31, 2018, we had sold 2,883,344 shares of our common stock pursuant to the sales agreement and have received $94.6 million in proceeds, net of $2.6 million of offering costs, including commissions paid to JonesTrading. The average price per share of stock sold pursuant to the sales agreement during the year ended December 31, 2018, excluding offering costs, was $33.71.

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

GSR Agreement

In August 2018, Overstock signed a Token Purchase Agreement with GSR Capital Ltd., a Cayman Islands exempted company ("GSR"). The Token Purchase Agreement sets forth the terms on which GSR agreed to purchase, for $30 million, on May 6, 2019 or such other date as may be agreed by the parties, security tokens at a price of $6.67 per security token. These security tokens were issued by tZERO to Overstock in satisfaction of $30 million of tZERO's indebtedness to Overstock. We may be required to obtain additional tokens in order to fulfill our obligations under the agreement. The agreement states that the obligations of GSR to complete the transaction described will be subject to conditions, some of which are unidentified.

15. STOCK BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including stock options and restricted stock. Employee accounting applies to awards granted by the Company or subsidiary in the company or subsidiary's shares only to its own employees, respectively. No sibling or upstream awards have been granted. Stock-based compensation expense was as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Overstock restricted stock awards	$9,096	$4,056	$4,891
Medici Ventures stock options	412	21	—
tZERO equity awards	4,848	—	—
Total stock-based compensation expense	$14,356	$4,077	$4,891

Overstock stock option awards

Our Board of Directors adopted the Overstock.com, Inc. 2005 Equity Incentive Plan and it was most recently amended and restated and re-approved by the stockholders on May 9, 2017 (as so amended and restated, the "Plan"). Under the Plan, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants, as well as restricted stock units and other types of equity awards of the Company. Options granted under this Plan generally expire at the end of ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over four years from the grant date. We did not grant any options during the years ended December 31, 2018, 2017 and 2016. At December 31, 2018, 1.8 million shares of stock remained available for future grants under the Plan. We settle stock option exercises with newly issued common shares. As of December 31, 2018, there were no options outstanding under the Plan.

The following is a summary of stock option activity (in thousands, except per share data):

	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	—	$—	156	$17.33	204	$17.27
Exercised	—	—	(39)	16.90	(42)	17.08
Expired/Forfeited	—	—	(117)	17.48	(6)	17.08
Outstanding—end of year	—	$—	—	$—	156	$17.33
Options exercisable at year-end	—	$—	—	$—	156	$17.33
The most recent stock options were granted in May 2008 and have fully vested. There was no stock based compensation related to stock options recorded during the years ended December 31, 2018, 2017 and 2016.

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $0, $54,000, and $82,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2018, 2017 and 2016 were approximately $0, $664,000, and $819,000, respectively.

Overstock restricted stock awards

For the years ended December 31, 2018, 2017 and 2016, the Compensation Committee of the Board of Directors approved grants of 387,000, 310,000 and 541,000 restricted stock awards, respectively, to our officers, board members and employees. These restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year; subject to the recipient's continuing service to us. At December 31, 2018, there were 559,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is either recognized on a straight-line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2018, 2017 and 2016 was $65.42, $17.75 and $14.52, respectively.

The following table summarizes restricted stock award activity (in thousands, except fair value data):

	2018		2017		2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	540	$17.05	560	$17.46	349	$24.80
Granted at fair value	387	65.42	310	17.75	541	14.52
Vested	(234)	17.68	(212)	19.58	(219)	22.57
Forfeited	(134)	42.85	(118)	16.21	(111)	16.52
Outstanding—end of year	559	$44.08	540	$17.05	560	$17.46

Medici Ventures stock options

The Medici Ventures, Inc. 2017 Stock Option Plan provides for the grant of options to employees and directors of and consultants to Medici Ventures to acquire up to 10% of the authorized shares of Medici Ventures' common stock. During the twelve months ended December 31, 2018, Medici Ventures granted 94,450 stock options with a cumulative grant date fair value of $1.8 million which vest over a three year period. During the year ended December 31, 2017, Medici Ventures granted 74,750 stock options to certain Medici Ventures and Overstock employees with a cumulative grant date fair value of $91,000, which will be expensed on a straight-line basis over the vesting period of three years.

tZERO equity awards

The tZERO.com 2017 Equity Incentive Plan provides for grant of options to employees and directors of and consultants to tZERO to acquire up to 5% of the authorized shares of tZERO's common stock. In January 2018, tZERO granted 2,000,000 restricted stock awards (post-stock split) with a cumulative grant date fair value of $4.0 million  under the equity incentive plan, all of which vested on January 23, 2018. Accordingly, there is no expense to be recognized in future periods related to these awards. As a result of these vested awards, our indirect ownership interest in tZERO was reduced from 81% to approximately 80%. During the twelve months ended December 31, 2018, tZERO granted awards to acquire 5,590,000 shares (post-stock split) of its stock with a cumulative grant date fair value of $4.6 million which will be expensed on a straight-line basis over the vesting period of two to three years. No awards were issued during the year ended December 31, 2017.

16. EMPLOYEE RETIREMENT PLAN

We have a 401(k) defined contribution plan which permits participating employees to defer a portion of their compensation, subject to limitations established by the Internal Revenue Code. During the years ended December 31, 2018, 2017 and 2016, employees who completed 3 months of service and are 21 years of age or older are qualified to participate in the plan which matches 100% of the first 6% of each participant's contributions to the plan subject to IRS limits. Matching contributions vest immediately. Participant contributions also vest immediately. Our matching contribution totaled $5.5 million, $4.1 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. We made no discretionary contributions to eligible participants for the years ended December 31, 2018, 2017 and 2016, respectively.

17. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2018	2017	2016
Club O Rewards and gift card breakage	$—	$2,742	$16,808
Gain on investment in precious metals	—	1,971	201
Loss on equity investments, net	(2,843)	(5,995)	(2,850)
Other	(645)	2,460	22
Total other income (expense), net	$(3,488)	$1,178	$14,181

18. INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years ended December 31,
	2018	2017	2016
United States	$(219,585)	$(48,039)	$20,974
Foreign	(369)	305	(429)
Total income (loss) before income taxes	$(219,954)	$(47,734)	$20,545

The provision (benefit) for income taxes for 2018, 2017 and 2016 consists of the following (in thousands):

	Years ended December 31,
	2018	2017	2016
Current:
Federal	$(57)	$365	$280
State	(141)	280	1,264
Foreign	44	57	34
Total current	(154)	702	1,578
Deferred:
Federal	(1,583)	56,350	7,311
State	(645)	7,146	410
Foreign	(2)	(10)	(2)
Total deferred	(2,230)	63,486	7,719
Total provision (benefit) for income taxes	$(2,384)	$64,188	$9,297

The provision (benefit) for income taxes for 2018, 2017 and 2016 differ from the amounts computed by applying the U.S. federal income tax rate of 21% for 2018 and 35% for 2017 and 2016 to income (loss) before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2018	2017	2016
U.S. federal income tax provision (benefit) at statutory rate	$(46,190)	$(16,707)	$7,191
State income tax expense, net of federal benefit	(8,289)	(2,480)	1,232
Research and development credit	(1,734)	(1,696)	(1,078)
Stock based compensation expense	(1,260)	164	674
Other	1,652	581	110
Gain on subsidiary stock	2,192	—	—
Reduction in federal rate	—	25,287	—
Change in valuation allowance	51,245	59,039	1,168
Total provision (benefit) for income taxes	$(2,384)	$64,188	$9,297

The components of our deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$79,820	$29,350
Research and development tax credits	15,382	12,653
Accrued expenses	7,898	10,672
Reserves and other	5,345	1,480
Basis difference in investments	4,857	1,636
Fixed and intangible assets	2,493	8,068
Other tax credits	206	220
Gross deferred tax assets	116,001	64,079
Valuation allowance	(114,523)	(63,278)
Total deferred tax assets	1,478	801
Deferred tax liabilities:
Prepaid expenses	(880)	(788)
Goodwill	(489)	(261)
Fixed assets	—	—
Total deferred tax liabilities	(1,369)	(1,049)
Total deferred tax assets (liabilities), net	$109	$(248)

At December 31, 2018, we have federal net operating loss carryforwards with no expiration date of approximately $168.6 million and federal net operating loss carryforwards of approximately $152.3 million which primarily expire between 2020 and 2037 if unused. We have state net operating loss carryforwards of approximately $286.9 million, which primarily expire between 2021 and 2033 if unused. At December 31, 2018, we have federal research credit carryforwards of approximately $16.4 million and state research credit carryforwards of approximately $6.9 million. These tax credits expire at various dates between 2021 and 2038 if unused. Ownership changes under Internal Revenue Code Section 382 could limit the amount of net operating losses or credit carryforwards that can be used in any annual period.

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended December 31, 2018, as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), following its passage by the United States Congress. Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. As of December 31, 2017, we were able to reasonably estimate certain effects and, therefore, recorded adjustments associated with the remeasurement of certain deferred tax assets and liabilities and the mandatory deemed repatriation of cumulative foreign earnings. Our accounting for the following elements of the TCJA was completed as of September 30, 2018. The expense related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $25.2 million. The expense related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings was $47,000. We did not make any measurement-period adjustments related to these items during the year because there were no significant changes to our provisional amounts, and therefore, there is no impact to our effective tax rate due to measurement-period adjustments.

The TCJA includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries beginning in 2018. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We will elect to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

A reconciliation of the beginning and ending unrecognized tax benefits, excluding interest and penalties, as of December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Beginning balance	$6,964	$7,333	$4,753
Additions for tax positions related to the current year	1,013	881	1,112
Additions (reductions) for tax positions taken in prior years	332	230	1,468
Reduction for tax positions settled by utilizing tax attributes	(335)	(1,480)	—
Ending balance	$7,974	$6,964	$7,333

Included in the balance of unrecognized tax benefits as of December 31, 2018, 2017 and 2016, are approximately $8.0 million, $7.0 million, and $5.9 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2018, 2017 and 2016, are approximately $0, $0, and $1.5 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. We believe it is reasonably possible that these unrecognized tax benefits will continue to increase in the future.

Accrued interest and penalties on unrecognized tax benefits as of December 31, 2018 and 2017 were $499,000 and $492,000, respectively.

We are subject to taxation in the United States and various state and foreign jurisdictions. Tax years beginning in 2014 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. We are currently under audit in Ireland for the 2016 tax year.

We have indefinitely reinvested foreign earnings of $1.4 million at December 31, 2018. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

19. RELATED PARTY TRANSACTIONS

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

SiteHelix

On June 28, 2018, we entered into and concurrently closed a Stock Purchase Agreement with the stockholders of SiteHelix, Inc., a Delaware corporation ("SiteHelix") pursuant to which we purchased all of the common stock of SiteHelix for $500,000 plus 100,000 shares of Overstock common stock with a transaction date fair value of $2.9 million for an aggregate purchase price of $3.4 million. The transaction was accounted for as an asset purchase consisting primarily of internal-use software designed to provide a customized user experience for visitors to our Website. Saum Noursalehi, who owned approximately 62% of the SiteHelix common stock, is a member of our Board of Directors and served as President, Retail, of Overstock until May 8, 2018, when he became Chief Executive Officer of tZERO.

Bitsy Agreement

In July 2018, Medici Ventures entered into a stock purchase agreement with Bitsy, Inc. ("Bitsy") to acquire an additional 25% equity interest in Bitsy for $3.0 million and $1.5 million worth of Overstock.com common stock (47,378 shares). Subsequent to the purchase, Medici Ventures held a 33% interest in Bitsy. Bitsy is a U.S.-based startup company that plans to build a regulatory-compliant bridge between the U.S. Dollar and cryptocurrencies and offer our customers the ability to purchase cryptocurrencies on or through the Bitsy app and our Website. Bitsy was founded by Steve Hopkins, Medici Ventures' former chief operating officer and general counsel, and current president of tZERO, who held a 25% equity interest in Bitsy. Our equity interest is included in our equity investments on our consolidated balance sheets.

On December 21, 2018, tZERO entered into a stock purchase agreement with the owners of Bitsy to acquire the remaining 67% equity interest in Bitsy for $8.0 million with effective control of Bitsy transferring to tZERO effective January 1, 2019. As tZERO paid the $8.0 million purchase price prior to the effective date of the transaction, the payment is included in Other long-term assets in our consolidated balance sheets as a deposit on purchase of a business. In connection with the stock purchase agreement, Medici Ventures transferred its 33% equity interest to tZERO. Our purchase accounting has not yet been finalized for the transaction, as we are still finalizing our valuation of assets acquired and liabilities assumed.

Chainstone Labs

In September 2018, Medici Ventures entered into a stock purchase agreement with Chainstone Labs, Inc. ("Chainstone") to acquire a 29% equity interest in Chainstone for $3.6 million. Chainstone is a U.S.-based startup company founded and 71% owned by a Board member of Medici Ventures, Bruce Fenton. Chainstone is focused on blockchain, tokenization of securities, and decentralized asset management. Our equity interest is included in our equity investments on our consolidated balance sheets.

Medici Land Governance

Medici Land Governance Inc., a Delaware public benefit corporation ("MLG"), was formed by Medici Ventures with Dr. Byrne. Pursuant to the Subscription Agreements dated September 21, 2018, Medici Ventures contributed certain of its assets, including intellectual property relating to technologies regarding land governance and property rights, to MLG in exchange for 510,000 shares of MLG common stock and at the same time Dr. Byrne personally contributed $6.7 million in cash to MLG in exchange for 390,000 shares of MLG common stock. At the same time MLG, Medici Ventures, and Dr. Byrne entered into a Stockholders Agreement dated September 21, 2018 regarding MLG (the "MLG Stockholder Agreement"). The MLG Stockholder Agreement restricts the transfer of the shares held by Medici Ventures and Dr. Byrne, creates rights of first refusal in favor of MLG, Medici Ventures, and Dr. Byrne to acquire shares to be sold by Medici Ventures or Dr. Byrne, creates purchase rights in favor of MLG and Medici Ventures in the event of the death or incapacity of Dr. Byrne, creates preemptive rights in favor of MLG and Medici Ventures if MLG proposes to sell capital stock to any other person (subject to certain exceptions), provides for voting for board members, and requires a supermajority consent of the stockholders for any sale of MLG or substantially all of its assets, merger, consolidation, or other transaction having substantially the same effect.

As a result of the transactions described above, Medici Ventures holds approximately 57% of the outstanding capital stock of MLG, and Dr. Byrne, our President and Chief Executive Officer, a member of our Board of Directors and our largest stockholder, holds approximately 43% of the outstanding capital stock of MLG. Dr. Byrne is also a member of the board of directors of MVI and is a member of the board of directors of MLG. The financial results of MLG are included in our consolidated financial statements.

20. BROKER DEALERS

tZERO wholly owns each of two broker dealers, SpeedRoute LLC ("SpeedRoute") and PRO Securities LLC ("PRO Securities"), which we acquired in January 2016.

SpeedRoute is an electronic, agency-only, FINRA-registered broker dealer that provides connectivity for its customers to U.S. equity exchanges as well as off-exchange sources of liquidity such as dark pools. All of SpeedRoute's customers are registered broker dealers. SpeedRoute does not hold, own, or sell securities.

PRO Securities is a FINRA-registered broker dealer that owns and operates the PRO Securities alternative trading system ("ATS"), which is registered with the SEC. An ATS is a trading system that is not regulated as an exchange, but is a licensed venue for matching buy and sell orders. The PRO Securities ATS is a closed system available only to its broker dealer subscribers. PRO Securities does not accept orders from non-broker dealers, nor does it hold, own, or sell securities.
SpeedRoute and PRO Securities are subject to the SEC's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2018, SpeedRoute had net capital of $1,251,579, which was $1,152,854 in excess of its required net capital of $98,725 and SpeedRoute's net capital ratio was 1.2 to 1. At December 31, 2018, PRO Securities had net capital of $13,958, which was $8,958 in excess of its required net capital of $5,000 and PRO Securities net capital ratio was 2 to 1. At December 31, 2017, SpeedRoute had net capital of $334,848, which was $233,485 in excess of its required net capital of $101,363 and SpeedRoute's net capital ratio was 4.5 to 1. At December 31, 2017, PRO Securities had net capital of $24,175, which was $19,175 in excess of its required net capital of $5,000 and PRO Securities net capital ratio was 1.3 to 1.

SpeedRoute and PRO Securities did not have any securities owned or securities sold, not yet purchased at December 31, 2018 and 2017.

21. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. As described in Note 1—Basis of Presentation, we have recast our segment information to conform with current year presentation. We determined our segments based on how we manage our business. In the fourth quarter of 2018, we completed our review of our segment reporting and in light of a strategic shift in our Chief Operating Decision Maker's long-term strategic focus for our organization, we no longer consider the split of retail direct and retail partner as a distinct and relevant measure of our business. Accordingly, Direct and Partner are no longer considered separate reportable segments but are included under Retail in our Business Segment disclosures. Our Medici business includes one reportable segment, tZERO. We use pre-tax net income (loss) as the measure to determine our reportable segments. As a result, the remainder of our Medici business is not significant as compared to our Retail and tZERO segments. Our Other segment consists of Medici Ventures' remaining operations.

Our Retail segment primarily consists of amounts earned through e-commerce sales through our Website. In addition, substantially all our corporate support costs (administrative functions such as finance, human resources, and legal) are included within our Retail segment.

Our tZERO segment primarily consists of amounts earned through securities transaction through our broker-dealers and costs incurred to execute our tZERO business initiatives.

We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the years ended December 31, 2018, 2017 and 2016.

The following table summarizes information about reportable segments and a reconciliation to consolidated net income (loss) for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Retail	tZERO	Other	Total
2018
Revenue, net	$1,800,187	$19,043	$2,362	$1,821,592
Cost of goods sold	1,452,195	13,127	2,362	1,467,684
Gross profit	347,992	5,916	—	353,908
Operating expenses	506,113	47,006	17,995	571,114
Interest and other income (expense), net (1)	(476)	233	(2,505)	(2,748)
Pre-tax loss	$(158,597)	$(40,857)	$(20,500)	(219,954)
Benefit for income taxes				(2,384)
Net loss (2)				$(217,570)

	Retail	tZERO	Other	Total
2017
Revenue, net	$1,728,104	$16,493	$159	$1,744,756
Cost of goods sold	1,392,558	11,647	—	1,404,205
Gross profit	335,546	4,846	159	340,551
Operating expenses	365,648	17,101	4,436	387,185
Interest and other income (expense), net (1)	4,680	—	(5,780)	(1,100)
Pre-tax loss	$(25,422)	$(12,255)	$(10,057)	(47,734)
Provision (benefit) for income taxes				64,188
Net loss (2)				$(111,922)

2016
Revenue, net	$1,784,782	$15,181	$—	$1,799,963
Cost of goods sold	1,458,411	10,203	—	1,468,614
Gross profit	326,371	4,978	—	331,349
Operating expenses	307,669	15,826	939	324,434
Interest and other income (expense), net (1)	13,630	—	—	13,630
Pre-tax income (loss)	$32,332	$(10,848)	$(939)	20,545
Provision (benefit) for income taxes				9,297
Net income (loss) (2)				$11,248
  ___________________________________________

(1)
— The above amounts exclude intercompany transactions eliminated in consolidation, which consist primarily of service fees and interest. The net amounts of these intercompany transactions were $3.5 million, $2.0 million, and $594,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	— Pre-tax income (loss) presented for segment reporting purposes is before any adjustments attributable to noncontrolling interests.

    For the years ended December 31, 2018, 2017 and 2016, substantially all our sales revenues were attributable to customers in the United States. At December 31, 2018 and 2017, substantially all our fixed assets were located in the United States.

22. SUBSEQUENT EVENTS

On January 18, 2019, tZERO sold its entire equity interest in one of its equity method investments which had a carrying value of $5.8 million for $5.9 million.

In February 2019, we executed a Memorandum of Understanding regarding a potential transaction involving an equity investment of up to $100 million in tZERO by GSR Capital and Makara Capital, and are in continuing discussions in furtherance thereof.

23. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2018. We have prepared this information on the same basis as the consolidated statements of operations and the information includes all adjustments that we consider necessary for a fair statement of its financial position and operating results for the quarters presented.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Retail	$439,996	$477,683	$435,775	$446,733
Other	5,335	5,450	4,805	5,815
Total net revenue	445,331	483,133	440,580	452,548
Cost of goods sold
Retail	347,580	387,252	350,651	366,712
Other	3,882	4,138	3,213	4,256
Total cost of goods sold	351,462	391,390	353,864	370,968
Gross profit	93,869	91,743	86,716	81,580
Operating expenses:
Sales and marketing	77,214	94,416	55,312	47,537
Technology	31,294	32,423	33,880	34,557
General and administrative	39,755	31,440	45,356	47,930
Total operating expenses	148,263	158,279	134,548	130,024
Operating loss	(54,394)	(66,536)	(47,832)	(48,444)
Interest income	544	620	383	661
Interest expense	(874)	(395)	(101)	(98)
Other income (expense), net	(9)	368	(1,848)	(1,999)
Net loss before income taxes	(54,733)	(65,943)	(49,398)	(49,880)
Benefit for income taxes	(277)	(27)	(141)	(1,939)
Consolidated net loss	(54,456)	(65,916)	(49,257)	(47,941)
Less: Net loss attributable to noncontrolling interests	(3,547)	(1,005)	(1,334)	(5,614)
Net loss attributable to stockholders of Overstock.com, Inc.	$(50,909)	$(64,911)	$(47,923)	$(42,327)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(1.74)	$(2.20)	$(1.55)	$(1.39)
Weighted average common shares outstanding—basic	28,566	28,903	30,279	32,112
Net loss per common share—diluted:
Net loss attributable to common shares—diluted	$(1.74)	$(2.20)	$(1.55)	$(1.39)
Weighted average common shares outstanding—diluted	28,566	28,903	30,279	32,112

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Retail	$428,089	$427,955	$420,064	$451,996
Other	4,346	4,069	3,943	4,294
Total net revenue	432,435	432,024	424,007	456,290
Cost of goods sold
Retail	342,260	345,039	337,698	367,561
Other	3,268	2,814	2,634	2,931
Total cost of goods sold	345,528	347,853	340,332	370,492
Gross profit	86,907	84,171	83,675	85,798
Operating expenses:
Sales and marketing	37,618	43,297	45,153	54,521
Technology	28,992	28,244	28,746	29,896
General and administrative	22,610	22,361	21,651	24,096
Total operating expenses	89,220	93,902	95,550	108,513
Operating loss	(2,313)	(9,731)	(11,875)	(22,715)
Interest income	125	136	189	209
Interest expense	(710)	(716)	(713)	(798)
Other income (expense), net	(3,724)	593	5,882	(1,573)
Net loss before income taxes	(6,622)	(9,718)	(6,517)	(24,877)
Provision (benefit) for income taxes	(340)	(1,975)	(5,412)	71,915
Consolidated net loss	(6,282)	(7,743)	(1,105)	(96,792)
Less: Net loss attributable to noncontrolling interests	(379)	(244)	(319)	(1,102)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(5,903)	$(7,499)	$(786)	$(95,690)
Net income (loss) per common share—basic:
Net income (loss) per share—basic	$(0.23)	$(0.29)	$(0.03)	$(3.72)
Weighted average common shares outstanding—basic	25,290	24,996	25,003	25,103
Net income (loss) per common share—diluted:
Net income (loss) per share—diluted	$(0.23)	$(0.29)	$(0.03)	$(3.72)
Weighted average common shares outstanding—diluted	25,290	24,996	25,003	25,103

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2018
Deferred tax valuation allowance	$63,278	$51,245	$—	$114,523
Allowance for sales returns	17,391	174,864	176,994	15,261
Allowance for doubtful accounts	1,253	883	20	2,116
Year ended December 31, 2017
Deferred tax valuation allowance	$4,239	$59,039	$—	$63,278
Allowance for sales returns	18,176	169,398	170,183	17,391
Allowance for doubtful accounts	1,999	309	1,055	1,253
Year ended December 31, 2016
Deferred tax valuation allowance	$3,071	$1,168	$—	$4,239
Allowance for sales returns	17,896	163,693	163,413	18,176
Allowance for doubtful accounts	465	1,608	74	1,999