Form 10-Q
period 2019-03-31
OVERSTOCK.COM, INC
filed 2019-05-09
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	OSTK	NASDAQ Global Market
35,275,785 shares of the Registrant's common stock, par value $0.0001, outstanding on May 3, 2019

OVERSTOCK.COM, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$119,632	$141,512
Restricted cash	2,483	1,302
Accounts receivable, net	30,819	35,930
Inventories, net	13,554	14,108
Prepaids and other current assets	18,465	22,415
Total current assets	184,953	215,267
Property and equipment, net	131,656	134,687
Intangible assets, net	17,243	13,370
Goodwill	25,434	22,895
Equity securities	48,466	60,427
Operating lease right-of-use assets	37,262	—
Other long-term assets, net	7,875	14,573
Total assets	$452,889	$461,219
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$74,658	$102,574
Accrued liabilities	81,224	87,858
Deferred revenue	39,938	50,578
Operating lease liabilities, current	5,726	—
Other current liabilities	482	476
Total current liabilities	202,028	241,486
Long-term debt, net	3,098	3,069
Operating lease liabilities, non-current	36,108	—
Other long-term liabilities	2,093	5,958
Total liabilities	243,327	250,513
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A, issued and outstanding - 127 and 127	—	—
Series B, issued and outstanding - 355 and 355	—	—
Common stock, $0.0001 par value, Authorized shares - 100,000
Issued shares - 37,802 and 35,346
Outstanding shares - 34,483 and 32,146	3	3
Additional paid-in capital	701,877	657,981
Accumulated deficit	(497,716)	(458,897)
Accumulated other comprehensive loss	(580)	(584)
Treasury stock at cost - 3,319 and 3,200	(68,753)	(66,757)
Equity attributable to stockholders of Overstock.com, Inc.	134,831	131,746
Equity attributable to noncontrolling interests	74,731	78,960
Total stockholders' equity	209,562	210,706
Total liabilities and stockholders' equity	$452,889	$461,219

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2019	2018
Revenue, net
Retail	$362,625	$439,996
Other	5,104	5,335
Total net revenue	367,729	445,331
Cost of goods sold
Retail(1)	290,640	347,580
Other	3,965	3,882
Total cost of goods sold	294,605	351,462
Gross profit	73,124	93,869
Operating expenses:
Sales and marketing(1)	33,477	77,214
Technology(1)	35,433	31,294
General and administrative(1)	40,232	39,755
Total operating expenses	109,142	148,263
Operating loss	(36,018)	(54,394)
Interest income	403	544
Interest expense	(127)	(874)
Other income (expense), net	(6,272)	(9)
Loss before income taxes	(42,014)	(54,733)
Provision (benefit) from income taxes	878	(277)
Net loss	$(42,892)	$(54,456)
Less: Net loss attributable to noncontrolling interests	(3,648)	(3,547)
Net loss attributable to stockholders of Overstock.com, Inc.	$(39,244)	$(50,909)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(1.18)	$(1.74)
Weighted average common shares outstanding—basic	32,370	28,566
Net loss per common share—diluted:
Net loss attributable to common shares—diluted	$(1.18)	$(1.74)
Weighted average common shares outstanding—diluted	32,370	28,566
________________________________________

(1) Includes stock-based compensation as follows (Note 10):
Cost of goods sold — retail	$47	$70
Sales and marketing	441	873
Technology	1,227	521
General and administrative	2,270	4,971
Total	$3,985	$6,435

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended March 31,
	2019	2018
Net loss	$(42,892)	$(54,456)
Other comprehensive loss:
Unrealized gain on cash flow hedges, net of expense for taxes of $0, and $0	4	4
Other comprehensive income	4	4
Comprehensive loss	$(42,888)	$(54,452)
Less: Comprehensive loss attributable to noncontrolling interests	(3,648)	(3,547)
Comprehensive loss attributable to stockholders of Overstock.com, Inc.	$(39,240)	$(50,905)

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands)

	Three months ended March 31,
	2019	2018
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	35,346	30,632
Common stock issued upon vesting of restricted stock	242	166
Exercise of stock warrants	—	1,250
Common stock sold through ATM offering	2,214	—
Balance at end of period	37,802	32,048

Number of treasury stock shares
Balance at beginning of period	3,200	3,135
Common stock repurchased through business combination	47	—
Tax withholding upon vesting of restricted stock	72	47
Balance at end of period	3,319	3,182
Total number of outstanding shares	34,483	28,866

Common stock	$3	$3

Number of Series A preferred shares issued and outstanding	127	127

Number of Series B preferred shares issued and outstanding	355	555

Preferred stock	$—	$—

Additional paid-in capital
Balance at beginning of period	$657,981	$494,732
Stock-based compensation to employees and directors	3,985	2,395
Exercise of stock warrants	—	50,562
Common stock sold through ATM offering, net	39,914	—
Other	(3)	(505)
Balance at end of period	$701,877	$547,184

Accumulated deficit
Balance at beginning of period	$(458,897)	$(254,692)
Cumulative effect of change in accounting principle	—	5,040
Net loss attributable to stockholders of Overstock.com, Inc.	(39,244)	(50,909)
Other	425	—
Balance at end of period	$(497,716)	$(300,561)

Accumulated other comprehensive loss
Balance at beginning of period	$(584)	$(599)
Net other comprehensive income	4	4
Balance at end of period	$(580)	$(595)

Treasury stock
Balance at beginning of period	$(66,757)	$(63,816)
Common stock repurchased through business combination	(643)	—
Tax withholding upon vesting of restricted stock	(1,353)	(2,354)
Balance at end of period	(68,753)	(66,170)
Total equity attributable to stockholders of Overstock.com, Inc.	$134,831	$179,861

Continued on the following page

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands)

	Three months ended March 31,
	2019	2018
Total equity attributable to stockholders of Overstock.com, Inc.	$134,831	$179,861

Equity attributable to noncontrolling interests
Balance at beginning of period	$78,960	$(3,505)
Proceeds from security token offering, net	—	75,951
Stock-based compensation to employees and directors	—	4,040
Tax withholding upon vesting of restricted stock	—	(1,680)
Net loss attributable to noncontrolling interests	(3,648)	(3,547)
Fair value of noncontrolling interest at acquisition	—	4,468
Other	(581)	505
Total equity attributable to noncontrolling interests	$74,731	$76,232

Total stockholders' equity	$209,562	$256,093

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(42,892)	$(54,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,575	6,581
Amortization of intangible assets	1,481	918
Amortization of right-of-use assets	1,667	—
Stock-based compensation to employees and directors	3,985	6,435
Deferred income taxes, net	895	(267)
Purchase price allocation adjustments	(1,988)	—
(Gain)/loss on sale of cryptocurrencies	9	(1,529)
Impairment of cryptocurrencies	318	8,793
Loss on sale of equity securities	977	—
Impairment of and loss on equity securities, net	4,601	—
Allowance on notes receivable	1,237	—
Other	1,014	185
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	14,068	8,282
Inventories, net	554	1,232
Prepaids and other current assets	3,106	2,238
Other long-term assets, net	(189)	(2,261)
Accounts payable	(28,023)	4,325
Accrued liabilities	(6,962)	9,274
Deferred revenue	(10,640)	284
Operating lease liabilities	(1,249)	—
Other long-term liabilities	27	(216)
Net cash used in operating activities	(51,429)	(10,182)
Cash flows from investing activities:
Purchase of intangible assets	—	(9,181)
Purchase of equity securities	(2,500)	(16,970)
Proceeds from sale of equity securities	5,535	—
Disbursement of notes receivable	(2,000)	—
Acquisitions of businesses, net of cash acquired	4,885	(11,769)
Expenditures for property and equipment, including internal-use software and website development	(4,144)	(4,029)
Other	(2)	(1)
Net cash provided by (used in) investing activities	1,774	(41,950)
Cash flows from financing activities:
Payments on finance/capital lease obligations	(126)	(123)
Proceeds from issuance and exercise of stock warrants	—	50,562
Proceeds from security token offering, net of offering costs and withdrawals	—	62,073
Proceeds from sale of common stock, net of offering costs	30,957	—
Payments of taxes withheld upon vesting of restricted stock	(1,353)	(4,034)
Other	(522)	—
Net cash provided by financing activities	28,956	108,478
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,699)	56,346
Cash, cash equivalents and restricted cash, beginning of period	142,814	203,670
Cash, cash equivalents and restricted cash, end of period	$122,115	$260,016

Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$86	$789
Income taxes paid, net	130	7
Non-cash investing and financing activities:
Property and equipment, including internal-use software and website development costs, financed through accounts payable and accrued liabilities	$304	$965
Common stock repurchased through business combination	643	—
Note receivable converted to equity security	359	200
Cryptocurrency received in security token offering	—	13,878
Proceeds from sale of common stock included in accounts receivable	8,957	—
Deposit applied to business combination purchase price	7,347	—
Equity method security applied to business combination purchase price	3,707	—
Recognition of right-of-use assets upon adoption of ASC 842	30,968	—

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

In the fourth quarter of 2018, we completed our annual review of our segment reporting and in light of a strategic shift in our Chief Operating Decision Maker's long-term strategic focus for our organization of transitioning our retail business to focus on the retail partner portion of our business which has resulted in the retail direct portion of our business becoming less significant, we no longer consider the split of retail direct and retail partner as a distinct and relevant measure of our business. Accordingly, revenues and cost of goods sold previously recorded in "Direct" and "Partner and Other" are now split between "Retail" and "Other" on the consolidated statements of operations. "Retail" includes retail revenue and costs of goods sold from both "Direct" and "Partner" transactions. Our revenues and costs of goods sold related to our Medici business remains in "Other". In addition, we have recast the prior period revenues and cost of goods sold to conform with current year presentation. Direct and Partner are no longer considered separate reportable segments in our Business Segment disclosures. In addition, tZERO has been identified as a reportable segment separate from Other due to its operating activities exceeding quantitative thresholds for separate reporting.

2. ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and other subsidiaries for which we exercise control. All intercompany account balances and transactions have been eliminated in consolidation. Included in our consolidated financial statements are the financial results of Bitsy, Inc. from the acquisition date of January 1, 2019, Verify Investor, LLC from the acquisition date of February 12, 2018, and Mac Warehouse, LLC from the acquisition date of June 25, 2018.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, Club O and gift card breakage, sales returns, incentive discount offers, inventory valuation, depreciable lives of property and equipment and internally-developed software, goodwill valuation, intangible asset valuation, equity securities valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities and contingencies. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may differ materially from these estimates.

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $3.0 million and $3.1 million at March 31, 2019 and December 31, 2018, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as compensating balances for credit arrangements, surety bonds, and self-funded health insurance as restricted cash.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of March 31, 2019 and December 31, 2018, as indicated (in thousands):

p	Fair Value Measurements at March 31, 2019:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$2,975	$2,975	$—	$—
Equity securities, at fair value	2,018	2,018	—	—
Trading securities held in a "rabbi trust" (1)	95	95	—	—
Total assets	$5,088	$5,088	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$96	$96	$—	$—
Total liabilities	$96	$96	$—	$—

	Fair Value Measurements at December 31, 2018:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$3,135	$3,135	$—	$—
Equity securities, at fair value	2,636	2,636	—	—
Trading securities held in a "rabbi trust" (1)	84	84	—	—
Total assets	$5,855	$5,855	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$85	$85	$—	$—
Total liabilities	$85	$85	$—	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Accounts receivable, net

Accounts receivable consist primarily of carrier rebates, trade amounts due from customers in the United States, and uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We maintain an allowance for doubtful accounts receivable based upon our business customers' financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.4 million and $2.1 million at March 31, 2019 and December 31, 2018, respectively.

Concentration of credit risk

One bank held the majority of our cash and cash equivalents at March 31, 2019 and December 31, 2018. Our cash equivalents primarily consist of money market securities which are uninsured. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Cryptocurrencies

We hold cryptocurrency-denominated assets ("cryptocurrencies") such as bitcoin and we include them in Prepaids and other current assets in our consolidated balance sheets. Our cryptocurrencies were $2.1 million and $2.4 million at March 31, 2019 and December 31, 2018, respectively, and are recorded at cost less impairment.

We recognize impairment on these assets caused by decreases in market value, determined by taking quoted prices from various digital currency exchanges with active markets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Fair value of financial instruments above. Such impairment in the value of our cryptocurrencies is recorded in General and administrative expense in our consolidated statements of operations. Impairments on cryptocurrencies were $318,000 for the three months ended March 31, 2019. There was $8.8 million impairment on cryptocurrencies during the three months ended March 31, 2018.

Gains and losses realized upon sale of cryptocurrencies are also recorded in General and administrative expense in our consolidated statements of operations. We occasionally use our cryptocurrencies to purchase other cryptocurrencies. Gains and losses realized with these non-cash transactions are also recorded in General and administrative expense in our consolidated statements of operations. These non-cash transactions as well as gains (losses) from cryptocurrencies received through our tZERO security token offering are also presented as an adjustment to reconcile Net income (loss) to Net cash provided by (used in) operating activities in our consolidated statements of cash flows. Further, the proceeds from the sale of cryptocurrencies received through our tZERO security token offering are presented as a financing activity in our consolidated statements of cash flows due to its near immediate conversion into cash and its economic similarity to the receipt of cash proceeds under the tZERO security token offering. Realized gains on sale of cryptocurrencies were $9,000 for the three months ended March 31, 2019. There were $1.5 million realized gains on sale of cryptocurrencies during the three months ended March 31, 2018.

Property and equipment, net

Property and equipment are recorded at cost and stated net of depreciation and amortization. Upon sale or retirement of assets, cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in our consolidated statements of operations. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related finance lease, whichever is shorter, as follows:

Life (years)
Building	40
Land improvements	20
Building machinery and equipment	15-20
Furniture and equipment	5-7
Computer hardware	3-4
Computer software, including internal-use software and website development	2-4

Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives.

Included in property and equipment is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our Website and processes supporting our business. We capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

During the three months ended March 31, 2019 and 2018, we capitalized $3.5 million and $2.4 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Depreciation of internal-use software and website development during the three months ended March 31, 2019 and 2018 was $3.2 million and $3.4 million, respectively.

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2019	2018
Cost of goods sold - direct	$175	$83
Technology	5,175	5,478
General and administrative	1,225	1,020
Total depreciation, including internal-use software and website development	$6,575	$6,581

Total accumulated depreciation of property and equipment was $209.0 million and $204.9 million at March 31, 2019 and December 31, 2018, respectively.

Equity securities under ASC 321

At March 31, 2019, we held minority interests (less than 20%) in thirteen privately held entities accounted for under Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321"), which are included in Equity securities in our consolidated balance sheets. One of these equity securities, which had a carrying value of $2.0 million at March 31, 2019, is carried at fair value based on Level 1 inputs. See Fair value of financial instruments above. The remaining equity securities lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. Dividends received are reported in earnings if and when received. We review our securities individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the investment is less than its carrying value. If such events or circumstances have occurred, we estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carrying value, which are recorded as unrealized gains or losses on our investments in Other income (expense), net on our consolidated statements of operations. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by the investee's management including quantitative information such as lower valuations in recently completed or proposed financings. These inputs are classified as Level 3. Because several of these private companies are in the early startup or development stages, these entities are subject to potential changes in cash flows and valuation, as well as inability to raise additional capital which may be necessary for the liquidity needed to support their operations.

The carrying amount of our investments under ASC 321 was approximately $16.5 million and $20.3 million at March 31, 2019 and December 31, 2018, respectively.

The portion of unrealized gains and losses for the period related to equity securities still held at March 31, 2019 and 2018 is calculated as follows:

	Three months ended March 31,
	2019	2018
Net (gain)/loss recognized during the period on equity securities	$4,030	$(453)
Less: Net loss recognized during the period on equity securities sold	(453)	—
Unrealized (gain)/loss recognized during the reporting period on equity securities still held	$3,577	$(453)

Equity method securities under ASC 323

At March 31, 2019, we held minority interests in eight privately held entities accounted for as equity method securities under ASC Topic 323, Investments - Equity Method and Joint Ventures ("ASC 323"), which are included in Equity securities in our consolidated balance sheets. We can exercise significant influence, but not control, over these private companies investees through either holding more than a 20% voting interest in the entity or through our representation on the entity's board of directors.

The following table includes our equity method securities and related ownership interest as of March 31, 2019:

Ownership interest
Bitt Inc.	21%
Boston Security Token Exchange LLC	50%
Chainstone Labs, Inc.	29%
GrainChain, Inc.	10%
Minds, Inc.	24%
SettleMint NV	30%
Spera, Inc.	19%
VinX Network Ltd.	21%
Voatz, Inc.	21%

The carrying amount of our equity method securities was approximately $32.0 million and $40.1 million at March 31, 2019 and December 31, 2018, respectively. The carrying value of our equity method securities exceeded the amount of underlying equity in net assets of the investees and the difference was primarily related to goodwill and the fair value of intangible assets. The basis difference attributable to amortizable intangible assets is amortized over their estimated useful lives. We record our proportionate share of the net income or loss of the investee and the amortization of the basis difference related to intangible assets in Other income (expense), net in our consolidated statements of operations with corresponding adjustments to the carrying value of the investment.

The following table summarizes the net losses recognized on equity method securities for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Net loss recognized on our proportionate share of the net losses of our equity method investees and amortization of the basis difference	$1,025	$350
Net loss recognized during the period on equity method securities sold	524	—

Noncontrolling interests

Our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), holds a majority ownership interest in tZERO Group, Inc. ("tZERO"), formerly tØ.com, Inc., and Medici Land Governance Inc., a Delaware public benefit corporation ("MLG"). tZERO includes a financial technology company, two related registered broker dealers, and an accredited investor verification company. tZERO, MLG, and their consolidated subsidiaries are included in our consolidated financial statements. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests are included in Net loss and Total equity. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

Leases

We determine if an arrangement is a lease at inception. We account for lease agreements as either operating or finance leases depending on certain defined criteria. Operating leases are recognized in Operating lease right-of-use ("ROU") assets, Operating lease liabilities, current, and Operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in Other long-term assets, net, Other current liabilities, and Other long-term liabilities on our consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In certain of our lease agreements, we receive rent holidays and other incentives. We recognize lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. We do not separate lease and non-lease components for our leases.

Treasury stock

We account for treasury stock of our common shares under the cost method and include treasury stock as a component of stockholders' equity.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. There were no impairments to goodwill recorded during the three months ended March 31, 2019 and 2018.

For three months ended March 31, 2019, we recognized $2.5 million in goodwill related to a business acquisition as described in Note 3—Business Combinations.

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

Intangible assets, net consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Intangible assets subject to amortization, gross (1)	$32,993	$29,099
Less: accumulated amortization of intangible assets subject to amortization	(15,750)	(15,729)
Total intangible assets, net	$17,243	$13,370
___________________________________________

(1)	— At March 31, 2019, the weighted average remaining useful life for intangible assets subject to amortization, excluding fully amortized intangible assets, was 6.12 years.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories in our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2019	2018
Technology	$853	$755
Sales and marketing	16	119
General and administrative	(830)	44
Total amortization	$39	$918

General and administrative amortization above was net of reversals due to adjustments to the purchase price allocation for Mac Warehouse, as further described in Note 3—Business Combinations.

Estimated amortization expense for the next five years is: $3.1 million for the remainder of 2019, $3.2 million in 2020, $2.9 million in 2021, $1.6 million in 2022, $1.1 million in 2023, and $695,000 thereafter.

Impairment of long-lived assets

We review property and equipment, right-of-use assets, and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. See the Cryptocurrencies section above for our impairment policy over cryptocurrencies. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the three months ended March 31, 2019 and 2018.

Other long-term assets, net

Other long-term assets, net consist primarily of long-term prepaid expenses, deposits, and assets acquired under finance leases.

Revenue recognition

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

The Club O Gold loyalty program allows members to earn Club O Reward dollars for qualifying purchases made on our Website. Customers may redeem Club O Reward dollars on future purchases made through our Website, which conveys a material right to the customer. As such, the initial transaction price giving rise to the reward dollar is allocated to each separate performance obligation based upon its relative standalone selling price. In determining the stand-alone selling price, we incorporate assumptions about the redemption rates of loyalty points. We recognize revenue for Club O Reward dollars when customers redeem such rewards as part of a purchase on our Website.

We record the standalone value of reward dollars earned in deferred revenue at the time the reward dollars are earned. Club O Reward dollars expire 90 days after the customer's Club O Gold membership expires. We recognize estimated reward dollar breakage, to which we expect to be entitled, over the expected redemption period in proportion to actual redemptions by customers. Upon adoption of Topic 606, Revenue Contracts with Customers, on January 1, 2018, we began classifying the breakage income related to Club O Reward dollars and gift cards as a component of Retail revenue in our consolidated statements of operations rather than as a component of Other income (expense), net. Breakage included in revenue was $1.1 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.

Our total deferred revenue related to the outstanding Club O Reward dollars was $6.7 million and $6.9 million at March 31, 2019 and December 31, 2018, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Advertising Revenue

Advertising revenues are derived primarily from sponsored links and display advertisements that are placed on our Website, distributed via email, or sent out as direct mailers. Advertising revenue is recognized in Retail revenue when the advertising services are rendered. Advertising revenues were less than 2% of total net revenues for all periods presented.

Revenue Disaggregation

Disaggregation of revenue by major product line is included in Segment Information in Note 12—Business Segments.

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

The following table provides information about deferred revenue from contracts with customers, including significant changes in deferred revenue balances during the periods presented (in thousands).

Amount
Deferred revenue at December 31, 2017	$46,468
Increase due to deferral of revenue at period end	43,216
Decrease due to beginning contract liabilities recognized as revenue	(39,106)
Deferred revenue at December 31, 2018	50,578
Increase due to deferral of revenue at period end	23,742
Decrease due to beginning contract liabilities recognized as revenue	(34,382)
Deferred revenue at March 31, 2019	$39,938

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

The following table provides additions to and deduction from the sales returns allowance (in thousands):

Amount
Allowance for returns at December 31, 2018	15,261
Additions to the allowance	31,768
Deductions from the allowance	(35,993)
Allowance for returns at March 31, 2019	$11,036

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

	Three months ended March 31,
	2019		2018
Total revenue, net	$367,729	100%	$445,331	100%
Cost of goods sold
Product costs and other cost of goods sold	277,218	75%	333,521	75%
Fulfillment and related costs	17,387	5%	17,941	4%
Total cost of goods sold	294,605	80%	351,462	79%
Gross profit	$73,124	20%	$93,869	21%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to our Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in Sales and marketing expenses and totaled $28.5 million and $68.9 million during the three months ended March 31, 2019 and 2018, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $478,000 and $961,000 at March 31, 2019 and December 31, 2018, respectively.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards at the greater of a straight-line basis or on an accelerated schedule when vesting of the share-based awards exceeds a straight-line basis. When an award is forfeited prior to the vesting date, we recognize an adjustment for the previously recognized expense in the period of the forfeiture. See Note 10—Stock-Based Awards.

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred (see Note 7—Commitments and Contingencies).

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

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended March 31, 2019 as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

We have indefinitely reinvested foreign earnings of $1.5 million at March 31, 2019. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2019	2018
Net loss attributable to stockholders of Overstock.com, Inc.	$(39,244)	$(50,909)
Less: Preferred stock (Token) repurchase (gain)/loss	(425)	—
Less: Preferred stock dividends - declared and accumulated	19	27
Undistributed loss	(38,838)	(50,936)
Less: Undistributed loss allocated to participating securities	(569)	(1,186)
Net loss attributable to common shares	$(38,269)	$(49,750)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(1.18)	$(1.74)
Weighted average common shares outstanding—basic	32,370	28,566
Effect of dilutive securities:
Stock options and restricted stock awards	—	—
Weighted average common shares outstanding—diluted	32,370	28,566
Net loss attributable to common shares—diluted	$(1.18)	$(1.74)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2019	2018
Stock options and restricted stock units	1,030	685
Common shares issuable under stock warrant	—	83

Subsequent to March 31, 2019, we sold 745,737 common shares under the sales agreement with JonesTrading described further in Note 9—Stockholders' Equity.

Recently adopted accounting standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize operating leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted the new standard on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and thus used the effective date as our date of initial application. Consequently, financial information has not been updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. Upon adoption we recognized cumulative operating lease liabilities of approximately $35.1 million and operating right-of-use assets of approximately $31.0 million which were reflected as non-cash items in the consolidated statement of cash flows. The difference of $4.2 million represented deferred rent for leases that existed as of the date of adoption, which was an offset to the opening balance of right-of-use assets.

The new standard provides a number of optional practical expedients in transition. We elected the "package of practical expedients", which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs as well as the practical expedient pertaining to land easements. We did not elect the use-of-hindsight practical expedient. The new standard also provides practical expedients for an entity's ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we did not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

The standard had a material effect on our financial statements, primarily related to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our warehouse, office, data center, and equipment operating leases; and (2) providing significant new disclosures about our leasing activities. The additional operating liabilities on our consolidated balance sheets were recognized based on the present value of the remaining minimum rental payments under current leasing standards for our existing operating leases, discounted by our incremental borrowing rate for borrowings of a similar duration on a fully secured basis, with corresponding ROU assets of approximately the same amount.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting; which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. We adopted the changes under the new standard on January 1, 2019 on a prospective basis. The implementation of ASU 2017-01 did not have a material impact on our consolidated financial statements and related disclosures.

3. BUSINESS COMBINATIONS

Bitsy, Inc.

Through a series of transactions in 2018, Medici Ventures acquired a 33% equity interest in Bitsy, Inc. ("Bitsy"), a U.S.-based startup company that plans to build a regulatory-compliant bridge between the U.S. Dollar and cryptocurrencies and offer our customers the ability to purchase cryptocurrencies. Bitsy was founded by Steve Hopkins, Medici Ventures' former chief operating officer and general counsel, and current president of tZERO, who held a significant equity interest in Bitsy. On December 21, 2018, tZERO entered into a stock purchase agreement with the owners of Bitsy to acquire the remaining 67% equity interest in Bitsy for $8.0 million with effective control of Bitsy transferring to tZERO effective January 1, 2019. tZERO plans to integrate the software and technology of Bitsy to offer customers a digital wallet service intended to create a bridge between traditional fiat currencies and cryptocurrencies.

In connection with the December 2018 stock purchase agreement, Medici Ventures transferred its 33% equity interest in Bitsy to tZERO for a $4.0 million convertible promissory note due December 31, 2020 and an assignment of certain intellectual property to Medici Ventures.

We estimated the fair value of the acquired assets based on Level 3 inputs, which were unobservable (see Note 2—Accounting Policies, Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, and assumptions about the relative competitive environment. Determination and allocation of the purchase price to net tangible and intangible assets is based upon preliminary estimates pending our receipt of a completed valuation report and other information. These preliminary estimates and assumptions could change significantly during the measurement period as we finalize the valuations of the intangible assets acquired and related tax impact. Any change could result in variances between our future financial results and the amounts recognized in the financial information presented below, including variances in fair values recorded, as well as expenses associated with these items.

The preliminary fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$3,115
Fair value of equity interest in Bitsy held before business combination	3,707
Less: Fair value of Overstock.com common stock held by Bitsy at acquisition date	(643)
Less: Settlement of receivable due from tZERO at acquisition date	(10)
Total transaction consideration, net of cash acquired	$6,169

Allocation
Prepaids and other current assets	$71
Property and equipment	16
Intangible assets and other	6,743
Other liabilities assumed	(661)
Total net assets, net of cash acquired	$6,169

Acquired intangible assets primarily include technology, patents, and license. The acquired assets, liabilities, and associated operating results of Bitsy were consolidated into our financial statements at the acquisition date.     Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations.

Mac Warehouse, LLC

On June 25, 2018, we acquired 100% of the total equity interests of Mac Warehouse, LLC, an electronics retailer of refurbished Apple products, to complement our retail business. As of December 31, 2018, our determination and allocation of the purchase price to net tangible and intangible assets was based upon preliminary estimates. As of March 31, 2019, we received the final valuation information and completed our determination and allocation of the purchase price and recognized adjustments to the provisional values as of March 31, 2019 which decreased the recognized Intangibles assets by $2.8 million, increased Accrued liabilities by $527,000, decreased Deferred tax liabilities by $837,000 and resulted in a corresponding increase to Goodwill of $2.5 million. Additionally, the change to the provisional amount resulted in a decrease in amortization expense and accumulated depreciation of $1.4 million, of which $981,000 relates to the year ended December 31, 2018, and a $459,000 increase in Other Income related to the Accrued Liabilities that were expensed in 2018. We estimated the fair value of the acquired assets and liabilities based on Level 3 inputs, which were unobservable (see Note 2—Accounting Policies, Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, royalty rates, and assumptions about the relative competitive environment.

The fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$1,143
Allocation
Accounts receivable, net	$399
Inventories, net	1,033
Prepaids and other current assets	29
Property and equipment	154
Intangible assets	653
Goodwill	3,376
Accounts payable and accrued liabilities	(1,432)
Long-term debt, net	(3,069)
Total net assets, net of cash acquired	$1,143

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018

Accrued compensation and other related costs	$15,162	$12,099
Accrued loss contingencies	11,088	10,940
Allowance for returns	11,036	15,261
Sales and other taxes payable	10,543	9,923
Accrued marketing expenses	10,385	14,150
Accounts payable accruals	10,172	15,872
Accrued freight	7,058	5,343
Other accrued expenses	5,780	4,270
Total accrued liabilities	$81,224	$87,858

5. BORROWINGS

High Bench Senior Credit Agreement

On June 25, 2018, we became party to a senior credit agreement, as amended, with High Bench-Mac Warehouse-Senior Debt, LLC ("High Bench Loan"), in connection with our acquisition of Mac Warehouse, LLC. Under the amended agreement, the loan carries an annual interest rate of 11.0% and a default rate of 18.0%. The High Bench Loan is subject to monthly interest only payments with the remaining principal amount and any then unpaid interest due and payable on April 18, 2020. The High Bench Loan is subject to mandatory prepayment under certain circumstances, such as a change-in-control of the business, and is prepayable at our election at any time without penalty or premium. There are no financial covenants associated with the High Bench Loan. At March 31, 2019, our outstanding balance on the High Bench Loan was $3.1 million.

Letters of credit

At March 31, 2019 and December 31, 2018, letters of credit totaling $280,000 and $280,000, respectively, were issued on our behalf collateralized by compensating cash balances held at a bank, which are included in Restricted cash in our consolidated balance sheets.

Commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2019, $59,000 was outstanding and $941,000 was available under the Purchasing Card. At December 31, 2018, $48,000 was outstanding and $952,000 was available under the Purchasing Card.

6. LEASES

We have operating and finance leases for warehouses, office space, data centers, and certain equipment. Our leases have remaining lease terms of 1 year to 12 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year. We note our finance leases are immaterial to our financial statements as a whole and thus are not discussed below.

The following table provides a summary of leases by balance sheet location as of March 31, 2019 (in thousands):

March 31, 2019
Operating right-of-use assets	$37,262
Operating lease liability - current	5,726
Operating lease liability - non-current	36,108

The components of lease expenses for the three months ended March 31, 2019 were as follows (in thousands):

Three months ended March 31, 2019
Operating lease cost	$2,505
Short-term lease cost	34
Variable lease cost	528

The following tables provides a summary of other information related to leases for the three months ended March 31, 2019 (in thousands, apart from weighted-average lease term and weighted average discount rate):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,018)
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,961
Weighted-average remaining lease term - operating leases	7.27 years
Weighted-average discount rate - operating leases	8%

Maturity of lease liabilities under our non-cancellable operating leases as of March 31, 2019, are as follows (in thousands):

Payments due by period
2019 (Remainder)	$6,847
2020	7,531
2021	7,694
2022	7,580
2023	6,678
Thereafter	19,571
Total lease payments	$55,901
Less interest	(14,067)
Present value of lease liabilities	$41,834

As of March 31, 2019, we have an additional operating lease for office space, that has not yet commenced with future lease payments expected of $1.9 million. This operating lease will commence in the second quarter of 2019 with a lease term of 8 years.

Information for our leases for the year ended December 31, 2018 under ASC Topic 840, Leases, follows for comparative purposes.

Minimum future payments under all operating leases as of December 31, 2018, were as follows (in thousands):

Payments due by period
2019	$8,822
2020	7,414
2021	7,654
2022	7,579
2023	6,677
Thereafter	19,571
Total lease payments	$57,717

Our subsidiary, tZERO, commenced a new lease subsequent to December 31, 2018. We have included the future lease payments associated with this lease in the table above.

7. COMMITMENTS AND CONTINGENCIES

Legal proceedings and contingencies

From time to time, we are involved in litigation concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. In connection with such litigation, we have been in the past and we may be in the future subject to significant damages. In some instances, other parties may have contractual indemnification obligations to us. However, such contractual obligations may prove unenforceable or non-collectible, and if we cannot enforce or collect on indemnification obligations, we may bear the full responsibility for damages, fees, and costs resulting from such litigation. We may also be subject to penalties and equitable remedies that could force us to alter important business practices. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. The nature of the loss contingencies relating to claims that have been asserted against us are described below.

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

On September 20, 2018, a jury returned a verdict against us in our Delaware unclaimed property case, which is expected to result in a judgment against us in the amount of approximately $7.3 million (for certain unredeemed gift card balances, treble damages, and penalties) plus attorneys’ fees and costs. Our estimated liability for these amounts was included in Accrued liabilities at March 31, 2019. The expense associated with these litigation charges was included in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2018. William French ("French") and the State of Delaware ("Delaware") sued us, along with numerous other defendants, in the Superior Court of the State of Delaware for alleged violations of Delaware's unclaimed property laws. French and Delaware alleged that we knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. We intend to file an appeal once the judgment has been entered by the court.

In February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. In December of 2018, we received a follow-up request from the SEC expanding the scope of the investigation into certain public statements made by us. We are cooperating fully with the SEC in connection with its investigation.

tZERO's broker-dealer subsidiaries are, and any broker-dealer subsidiaries that it acquires or forms in the future will be, subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. Each of SpeedRoute LLC ("SpeedRoute") and PRO Securities LLC ("PRO Securities") is registered with the SEC as a broker-dealer under the Exchange Act and in the states in which it conducts securities business and is a member of FINRA and other SROs (as applicable). In addition, PRO Securities owns and operates the PRO Securities ATS, which is registered with the SEC as an alternative trading system. Each of SpeedRoute and PRO Securities is subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and SROs with which it is registered or licensed or of which it is a member. Moreover, as a result of tZERO's projects seeking to apply distributed ledger technologies to the capital markets, tZERO's subsidiaries have been, and remain involved in, ongoing oral and written communications with regulatory authorities. As previously disclosed, tZERO's broker-dealer subsidiaries are currently undergoing various examinations, inquiries, and/or investigations undertaken by various regulatory authorities; as appropriate or required, we will provide further information to such regulatory authorities regarding such matters. Any failure by tZERO's broker-dealer subsidiaries to satisfy regulatory authorities that they are in compliance with all applicable rules and regulations could have a material adverse effect on tZERO and on us.

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

On March 15, 2019, Consolidated Transaction Processing, LLC, filed suit against us in the United States District Court for the District of Delaware. We are alleged to have infringed patents covering electronic transaction processing methods. No estimate of the possible loss or range of loss can be made. We intend to vigorously defend this action and pursue any indemnification rights that exist with our vendors.

We establish liabilities when a particular contingency is probable and estimable. At March 31, 2019 and December 31, 2018, we have accrued $10.6 million and $10.3 million, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

8. INDEMNIFICATIONS AND GUARANTEES

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

9. STOCKHOLDERS' EQUITY

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends declared by the Board of Directors out of funds legally available, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through March 31, 2019.

Preferred Stock

Each share of Series A Preferred and each share of Series B Preferred (collectively the "preferred shares") is intended to have voting and dividend rights similar to those of one share of common stock. Preferred shares rank senior to common stock with respect to dividends. Holders of the preferred shares will be entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds of the Company legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the preferred shares are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split, or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2017 and 2018.

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

JonesTrading Sales Agreement

In August 2018, we entered into a sales agreement with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted "at the market" public offerings of our common stock from time to time. Under the sales agreement, JonesTrading, acting as our agent, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the sales agreement, but expect to do so from time to time. We will pay JonesTrading up to a 2.0% sales commission on all sales. The sales agreement contemplates sales of up to $150 million of our common stock over a period of up to three years. As of March 31, 2019, we had sold 5,097,410 shares of our common stock pursuant to the sales agreement and have received $134.5 million in proceeds, net of $3.1 million of offering costs, including commissions paid to JonesTrading. During the quarter ended March 31, 2019, we sold shares of common stock for $39.9 million, net of offering expenses (including commissions), of which $9.0 million was recorded as a receivable at March 31, 2019 and collected shortly thereafter. The average gross price per share of stock sold pursuant to the sales agreement during the quarter ended March 31, 2019 was $18.25. We sold the remaining capacity under the sales agreement with JonesTrading (745,737 shares) the first week in April 2019, raising additional gross proceeds of $12.4 million.

tZERO Tokens

On December 18, 2017, tZERO launched an offering (the "security token offering") of the right to acquire tZERO Preferred Equity Tokens (the "tZERO Security Token") through a Simple Agreement for Future Equity ("SAFE"). The security token offering closed on August 6, 2018, and on October 12, 2018 tZERO issued the tZERO Security Tokens in settlement of the SAFEs. tZERO Security Token holders have the right to, prior to distributing earnings to tZERO common shareholders, a noncumulative dividend equal to 10% of tZERO's consolidated Adjusted Gross Revenue (as defined by the security token offering documents) for the most recently completed fiscal quarter, if declared by tZERO's Board of Directors, to be paid out of funds lawfully available on a quarterly basis. tZERO Security Token holders are not entitled to participate in any dividends paid to the holders of tZERO's common stock, have no rights to vote, and have no rights to the undistributed earnings of tZERO and are not entitled to any utility functionality as part of the tZERO Security Tokens. Any remaining undistributed earnings or losses of tZERO for a period shall be allocated to the noncontrolling interest held by the tZERO Security Token holders based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed and the effect will be reflected in determining net income/(loss) per share under the two-class method. In the event of any liquidation, dissolution or winding up of tZERO, the tZERO Security Token holders will be entitled to the limited preferential liquidation rights equal to USD $0.10 per token to the extent funds are available.

At December 31, 2018, cumulative proceeds since December 18, 2017 from the security token offering totaling $104.8 million, net of $22.0 million of withdrawals, have been classified as a component of noncontrolling interest within our consolidated financial statements. As of December 31, 2018, tZERO incurred $21.5 million of offering costs associated with the security token offering that are classified as a reduction in proceeds within noncontrolling interest of our consolidated financial statements. During the three months ended March 31, 2018, proceeds from the security token offering were $92.9 million, net of $11.4 million of withdrawals. During the three months ended March 31, 2018, tZERO incurred offering costs of $16.0 million.

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

GSR Agreement

In August 2018, Overstock signed a Token Purchase Agreement with GSR Capital Ltd., a Cayman Islands exempted company ("GSR"). The Token Purchase Agreement sets forth the terms on which GSR agreed to purchase, for $30 million, on May 6, 2019 or such other date as may be agreed by the parties, security tokens at a price of $6.67 per security token. On May 8, 2019, the parties agreed to replace the Token Purchase Agreement with an executed Investment Agreement under which GSR purchased 508,710 shares of tZERO which represents approximately 0.5% of the issued and outstanding Common Stock of tZERO. In exchange, GSR agreed to transfer to tZERO a total $5.0 million in consideration, consisting of $1.0 million U.S. dollars, $1.0 million U.S. dollars' worth of Chinese Renminbi, and securities traded on the Hong Kong Stock Exchange with a market value of $3.0 million U.S. dollars.

10. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including stock options, and restricted stock. Employee accounting applies to awards granted by the Company or subsidiary in the company or subsidiary's shares only to its own employees, respectively. Stock-based compensation expense was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Total stock-based compensation expense	$3,985	$6,435

Overstock restricted stock awards

The Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan provides for the grant of restricted stock units and other types of equity awards of the Company to our officers, board members and employees. These restricted stock awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year; subject to the recipient's continuing service to us. In addition to our traditional equity awards, during the three months ended March 31, 2019, we granted 502,765 restricted stock awards with a cumulative grant date fair value of $8.6 million which vest over a one-year period.

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

The following table summarizes restricted stock award activity during the three months ended March 31, 2019 (in thousands):

	Three months ended March 31, 2019
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	559	$44.08
Granted at fair value	960	17.92
Vested	(242)	35.89
Forfeited	(60)	21.62
Outstanding—end of period	1,217	$26.19

Medici Ventures stock options

The Medici Ventures, Inc. 2017 Stock Option Plan provides for the grant of options to employees and directors of and consultants to Medici Ventures to acquire up to approximately 10% of the authorized shares of Medici Ventures' common stock. During the three months ended March 31, 2019, Medici Ventures granted 25,000 stock options with a cumulative grant date fair value of $2.2 million which vest over a three year period.

tZERO equity awards

The tZERO.com 2017 Equity Incentive Plan provides for grant of options to employees and directors of and consultants to tZERO to acquire up to 5% of the authorized shares of tZERO's common stock. During the three months ended March 31, 2019, tZERO granted awards to acquire 20,000 shares of its stock with a cumulative grant date fair value of $5,000 which will be expensed on a straight-line basis over the vesting period of two to three years.

11. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Three months ended March 31,
	2019	2018
Impairment of and loss on equity securities	$(4,602)	$103
Allowance on notes receivable	(1,237)	—
Loss on sale of equity securities	(977)	—
Other	544	(112)
Total other income (expense), net	$(6,272)	$(9)

12. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. As described in Note 1—Basis of Presentation, we have recast our segment information to conform with current year presentation. We determined our segments based on how we manage our business. In the fourth quarter of 2018, we completed our review of our segment reporting and in light of a strategic shift in our Chief Operating Decision Maker's long-term strategic focus for our organization, we no longer consider the split of retail direct and retail partner as a distinct and relevant measure of our business. Accordingly, Direct and Partner are no longer considered separate reportable segments but are included under Retail in our Business Segment disclosures. Beginning in the first quarter of 2019, we began allocating corporate support costs (administrative functions such as finance, human resources, and legal) to our operating segments based on their estimated usage and based on how we manage our business. Comparative prior year information has not been recast and as a result our corporate support costs for those comparative prior periods remain allocated to our Retail segment. Our Medici business includes one reportable segment, tZERO. We use pre-tax net income (loss) as the measure to determine our reportable segments. As a result, the remainder of our Medici business is not significant as compared to our Retail and tZERO segments. Our Other segment consists of Medici Ventures' remaining operations and the remainder of our unallocated corporate support costs (administrative functions such as finance, human resources, and legal).

Our Retail segment primarily consists of amounts earned through e-commerce sales through our Website.

Our tZERO segment primarily consists of amounts earned through securities transactions through our broker-dealers and costs incurred to execute our tZERO business initiatives.

We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the three months ended March 31, 2019 and 2018.

The following table summarizes information about reportable segments for three months ended March 31, 2019 and 2018 (in thousands):

	Retail	tZERO	Other	Total
2019
Revenue, net	$362,625	$4,496	$608	$367,729
Cost of goods sold	290,640	3,357	608	294,605
Gross profit	$71,985	$1,139	$—	$73,124
Operating expenses (1)	85,336	15,553	8,253	109,142
Interest and other income (expense), net (2)	135	(963)	(5,168)	(5,996)
Pre-tax loss	$(13,216)	$(15,377)	$(13,421)	(42,014)
Provision for income taxes				878
Net loss (3)				$(42,892)

2018
Revenue, net	$439,996	$4,852	$483	$445,331
Cost of goods sold	347,580	3,399	483	351,462
Gross profit	$92,416	$1,453	$—	$93,869
Operating expenses	125,532	19,959	2,772	148,263
Interest and other income (expense), net (2)	(455)	453	(337)	(339)
Pre-tax loss	$(33,571)	$(18,053)	$(3,109)	(54,733)
Benefit from income taxes				(277)
Net loss (3)				$(54,456)

__________________________________________

(1)
 — Corporate support costs have been allocated $12.6 million, $1.8 million, and $3.6 million to Retail, tZERO, and Other, respectively. Unallocated corporate support costs of $1.8 million are included in Other.

(2)
 — Excludes intercompany transactions eliminated in consolidation, which consist primarily of service fees and interest. The net amounts of these intercompany transactions were $415,000 and $2.0 million for the three months ended March 31, 2019 and 2018.

(3)	— Net income (loss) presented for segment reporting purposes is before any adjustments attributable to noncontrolling interests.

For the three months ended March 31, 2019 and 2018, substantially all of our revenues were attributable to customers in the United States. At March 31, 2019 and December 31, 2018, substantially all our property and equipment were located in the United States.

13. BROKER DEALERS

tZERO wholly owns each of two broker dealers, SpeedRoute and PRO Securities, which we acquired in January 2016.

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

SpeedRoute and PRO Securities are subject to the SEC's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At March 31, 2019, SpeedRoute had net capital of $1,112,135, which was $1,000,903 in excess of its required net capital of $111,232 and SpeedRoute's net capital ratio was 1.5 to 1. At March 31, 2019, PRO Securities had net capital of $87,159 which was $82,159 in excess of its required net capital of $5,000 and PRO Securities net capital ratio was 0.2 to 1. At December 31, 2018, SpeedRoute had net capital of $1,251,579, which was $1,152,854 in excess of its required net capital of $98,725 and SpeedRoute's net capital ratio was 1.2 to 1. At December 31, 2018, PRO Securities had net capital of $13,958, which was $8,958 in excess of its required net capital of $5,000 and PRO Securities net capital ratio was 2 to 1.

SpeedRoute and PRO Securities did not have any securities owned or securities sold, not yet purchased at March 31, 2019 and December 31, 2018, respectively.

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

Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly any revisions to any forward-looking statements made or incorporated by reference in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the risks set forth in the "Risk Factors" section of this report, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018. Our forward-looking statements include all statements other than statements of historical fact including, without limitation, all statements regarding:

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

•	the possibility that we may sell our retail business and all statements about the potential effects of any such sale;

•	whether we would or would not submit any sale of our retail business to a vote of our stockholders;

•	whether we would or would not distribute any proceeds of any sale of our retail business to our stockholders by any means or use those proceeds in our blockchain initiatives;

•	our expectations regarding the costs, benefits and risks of Medici Ventures' and tZERO's initiatives, including their acquisitions or purchases of interests in other companies;

•	potential negotiated equity investments in Overstock and/or tZERO, including the timing of such investments and their likelihood of closing on the agreed upon time frames, if at all;

•	the plans of tZERO and Medici Ventures and the costs, benefits and risks of their initiatives, including those of tZERO's ownership of SpeedRoute and PRO Securities;

•	our expectations regarding the costs, benefits and risks of the tZERO security token offering completed in 2018;

•
our expectations regarding the costs, benefits and risks of our efforts and plans to advertise or offer other additional businesses, innovations and projects that we or our subsidiaries may engage in, offer or advertise in the future;

•	our expectations regarding Medici Land Governance Inc., a newly-formed public benefit corporation;

•	our efforts to improve our natural search results in our retail business;

•	our future operating or financial results, or other GAAP or non-GAAP financial measures or amounts or anticipated changes in any of them;

•	our capital requirements and our ability to fund them;

•	the adequacy of our liquidity and our ability, if any, to increase our liquidity or capital resources;

•	tZERO's plans, including without limitation its plans regarding its Token Trading Systems, as well as its joint venture with Box Digital;

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

•
the possibility that we may sell our retail business and retain the after-tax proceeds of the sale for use in our blockchain initiatives, which would result in our stockholders owning equity interests in a publicly-held corporation seeking to develop entirely new businesses and revenue streams, without the benefits of our current retail business and the significant annual net revenues that it generates, but with most if not all of the expenses of operating a publicly-held corporation;

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

•
our ability to reach a definitive agreement or complete a capital raising transaction for tZERO on the terms contemplated by the previously-disclosed memorandum of understanding we signed with GSR Capital and Makara Capital in early 2019;

•	the possibility that the proceeds of the security token offering completed by tZERO in 2018 might be treated as income to us for federal income tax purposes;

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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above or elsewhere in this report and the risks described in our Report on Form 10-K for the year ended December 31, 2018 filed with the SEC, especially under the headings "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement in this report. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.
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

Overview

We are an online retailer and advancer of blockchain technology. Through our online retail business, we offer a broad range of price-competitive products, including furniture, home decor, bedding and bath, housewares, among other products. We sell our products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the "Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites. Our retail business initiatives are described in more detail below under "Our Retail Business".

Our Medici business initiatives seek to develop and advance the concepts of "Government as a Service" and a "Technology Stack for Civilization" by creating or fostering a set of products and solutions that leverage the transparency and immutability of blockchain technology to generate efficiencies and increase security and control in six areas of civilizational necessity: identity management, property rights and management, central banking and currencies, capital markets, supply chains and commerce, and voting systems. Our Medici business initiatives include our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), which conducts the majority of its business through its majority-owned subsidiary tZERO Group, Inc. ("tZERO"), formerly tØ.com, Inc., a financial technology company pursuing potential financial applications of blockchain technologies as well as non-blockchain businesses. Medici Ventures currently holds minority equity interests in several technology companies whose focuses include the areas mentioned above. Our Medici business initiatives are described in more detail below under "Our Medici Business—Medici Ventures" and our tZERO business initiatives are described in more detail below under "Our Medici Business—tZERO".

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

Our company, based near Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999 and were re-incorporated in Delaware in 2002. As used herein, "Overstock", "Overstock.com", "O.co", "the Company", "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Our Retail Business

Our retail business, through March 31, 2019, generated nearly all of our net revenues. In our retail business, our goal is to provide goods to furnish and accessorize "dream homes" for our target customers—consumers who seek quality, stylish merchandise at bargain prices. At March 31, 2019, we offered 4.9 million products (8.9 million SKUs), of which over 99% were in-line products (products in active production), including more than 25,000 private label products offered under eleven private label brands. We believe that the furniture and home goods market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales, particularly as Millennial consumers (defined as those aged 20-36), who are generally comfortable shopping online, start families and move into new homes. We regularly change our product assortment to meet the evolving preferences of our customers and current trends. Our products include, among others, furniture, home décor including rugs, bedding and bath, home improvement, and kitchen items. We compete primarily based on:

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

For the quarter ended March 31, 2019, nearly all our retail sales through our Website were from transactions in which we fulfilled orders through our network of approximately 4,000 third-party manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. Our retail sales also includes direct sales of our own inventory shipped from our warehouses, including some customer returns of partner products.

During the quarters ended March 31, 2019, 2018 and 2017 our sales were almost entirely to customers located in the United States and no single customer accounted for more than 1% of our total net revenue.

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

Our Retail revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. While we had lower sales volume during Q4 2018, we anticipate the trend of higher sales volume during our fourth quarter to continue for the foreseeable future. To the extent possible we maintain supplier relationships and seek new supplier relationships for our retail businesses.

Our Medici Business

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

tZERO

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

Revenue decreased 17% in Q1 2019 compared to Q1 2018. This decrease was primarily due to a significant reduction in sales and marketing expenses as part of our effort to return to retail profitability. In January 2018, we shifted our retail strategy to aggressively pursue revenue growth and new customers with a large increase in sales and marketing expenses. We discontinued this strategy in August 2018 and have now returned to a disciplined approach to marketing.

Gross profit in Q1 2019 decreased 22% compared to Q1 2018 primarily as a result of decreased revenue and a decrease to gross margin. Gross margin decreased to 19.9% in Q1 2019, compared to 21.1% in Q1 2018. The decrease in gross margin was primarily due to increased freight costs, partially offset by decreased promotional activities, including coupons and site sales, due to our driving a lower proportion of our sales using such promotions.

Sales and marketing expenses as a percentage of revenue decreased from 17.3% to 9.1% in Q1 2019 as compared to Q1 2018, primarily due to our return to our historical focus on operational efficiency as we have shifted away from our aggressive retail marketing strategy from early 2018. As part of this effort, we significantly reduced spending in the sponsored search, display ads on social media, and television marketing channels.

Technology expenses in Q1 2019 increased $4.1 million compared to Q1 2018 primarily due to a $2.8 million increase in staff-related costs, a $555,000 increase in technology licenses and maintenance costs, and a $538,000 increase in consulting expenses.

General and administrative expenses in Q1 2019 increased $477,000 compared to Q1 2018, primarily due to a $3.1 million increase in consulting expenses, a $2.6 million increase in legal fees, a $1.8 million increase in staff-related costs due to employee severance, and an $820,000 increase in audit and tax preparation fees. These increases were largely offset by a $6.9 million decrease in cryptocurrency losses and a $783,000 decrease in depreciation. The cryptocurrency losses in Q1 2018 were primarily related to a decline in the value of cryptocurrency received during the tZERO STO.

Liquidity

In Q1 2019, our consolidated cash and cash equivalents balance decreased $21.9 million, from $141.5 million to $119.6 million, primarily as the result of cash outflows from operating activities of $51.4 million for the quarter, which was partially offset by cash inflows from the sale of common stock under our "at the market" sales agreement with JonesTrading of $31.0 million, net of offering costs (including commissions).

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended March 31,
	2019	2018
	(as a percentage of total net revenue)
Revenue, net
Retail	98.6%	98.8%
Other	1.4	1.2
Total net revenue	100.0	100.0
Cost of goods sold
Retail	79.0	78.0
Other	1.1	0.9
Total cost of goods sold	80.1	78.9
Gross profit	19.9	21.1
Operating expenses:
Sales and marketing	9.1	17.3
Technology	9.6	7.0
General and administrative	10.9	8.9
Total operating expenses	29.7	33.3
Operating loss	(9.8)	(12.2)
Other income (expense), net	(1.6)	(0.1)
Loss before income taxes	(11.4)	(12.3)
Provision (benefit) from income taxes	0.2	(0.1)
Consolidated net loss	(11.7)%	(12.2)%

Comparisons of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Revenue

The following table reflects our net revenues for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018	$ Change	% Change
Revenue, net
Retail	$362,625	$439,996	$(77,371)	(17.6)%
Other	5,104	5,335	(231)	(4.3)%
Total revenue, net	$367,729	$445,331	$(77,602)	(17.4)%

The 17% decrease in total net revenue for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to a significant reduction in sales and marketing expenses as part of our effort to return to retail profitability. In January 2018, we shifted our retail strategy to aggressively pursue revenue growth and new customers with a large increase in sales and marketing expenses. We discontinued this strategy in August 2018 and have now returned to a disciplined approach to marketing.

We continue to seek increased participation in our Club O loyalty program, including, in certain instances, by increasing Club O Rewards to our Club O members in lieu of coupons we offer to all customers. For additional information regarding our Club O loyalty program see Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, Club O loyalty program.

The products and product lines we offer, and their respective percentages of our revenue, are based on many factors including customer demand, our marketing efforts, promotional pricing, joint-marketing offered by our suppliers, the types of inventory we are able to obtain and the number of SKUs we offer. These factors change frequently and can affect the mix of the product lines we sell. We have experienced a trend toward our home and garden category in recent years and we have recently focused our marketing and branding efforts towards our home and garden product line. We are also working to increase the number of SKUs we offer. While we do not currently expect any material shifts in our product line mix, the relative amounts of the product lines we sell and the revenue we earn from those product lines are generally an economic result of the factors described above, which may change from time to time.

International net revenues were less than 2% of total net revenues for each of the three months ended March 31, 2019 and 2018.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31, 2019
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(17,855)	$(3,146)
1	$(7,507)	$(1,312)
As reported	As reported	As reported
-1	$5,346	$913
-2	$9,507	$1,629

Gross profit and gross margin

Our overall gross margins fluctuate based on changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018	$ Change	% Change
Revenue, net
Retail	$362,625	$439,996	$(77,371)	(17.6)%
Other	5,104	5,335	(231)	(4.3)
Total net revenue	$367,729	$445,331	$(77,602)	(17.4)%
Cost of goods sold
Retail	$290,640	$347,580	$(56,940)	(16.4)%
Other	3,965	3,882	83	2.1
Total cost of goods sold	$294,605	$351,462	$(56,857)	(16.2)%
Gross Profit
Retail	$71,985	$92,416	$(20,431)	(22)%
Other	1,139	1,453	(314)	(21.6)
Total gross profit	$73,124	$93,869	$(20,745)	(22.1)%

Gross margins for the past five quarterly periods and fiscal year ending 2018 were:

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	FY 2018	Q1 2019
Retail	21.0%	18.9%	19.5%	17.9%	19.3%	19.9%
Other	27.2%	24.1%	33.1%	26.8%	27.6%	22.3%
Combined	21.1%	19.0%	19.7%	18.0%	19.4%	19.9%

Gross profit for the three months ended March 31, 2019 decreased 22% compared to the same period in 2018 primarily as a result of decreased revenue and a decrease to gross margin. Gross margin decreased to 19.9% for the three months ended March 31, 2019, compared to 21.1% for the same period in 2018. The decrease in gross margin was primarily due to increased freight costs, partially offset by decreased promotional activities, including coupons and site sales, due to our driving a lower proportion of our sales using such promotions.

Cost of goods sold includes stock-based compensation expense of $47,000 and $70,000 for the three months ended March 31, 2019 and 2018, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2019		2018
Total revenue, net	$367,729	100%	$445,331	100%
Cost of goods sold
Product costs and other cost of goods sold	277,218	75%	333,521	75%
Fulfillment and related costs	17,387	5%	17,941	4%
Total cost of goods sold	294,605	80%	351,462	79%
Gross profit	$73,124	20%	$93,869	21%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs increased slightly during the three months ended March 31, 2019 as compared to the same period in 2018.

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

The following table reflects our sales and marketing expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018	$ Change	% Change
Sales and marketing expenses	$33,477	$77,214	$(43,737)	(56.6)%
Sales and marketing expenses as a percent of net revenues	9.1%	17.3%

The 823 basis point decrease in sales and marketing expenses as a percentage of revenue for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to our return to our historical focus on operational efficiency as we have shifted away from our aggressive retail marketing strategy from early 2018. As part of this effort, we significantly reduced spending in the sponsored search, display ads on social media, and television marketing channels.

Sales and marketing expenses include stock-based compensation expense of $441,000 and $873,000 for the three months ended March 31, 2019 and 2018, respectively.

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

The following table reflects our technology expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018	$ Change	% Change
Technology expenses	$35,433	$31,294	$4,139	13.2%
Technology expenses as a percent of net revenues	9.6%	7.0%

The $4.1 million increase in technology costs for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to a $2.8 million increase in staff-related costs, a $555,000 increase in technology licenses and maintenance costs, and a $538,000 increase in consulting expenses.

Technology expenses include stock-based compensation expense of $1.2 million and $521,000 for the three months ended March 31, 2019 and 2018, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018	$ Change	% Change
General and administrative expenses	$40,232	$39,755	$477	1.2%
General and administrative expenses as a percent of net revenues	10.9%	8.9%

The $477,000 increase in general and administrative expenses for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to a $3.1 million increase in consulting expenses, a $2.6 million increase in legal fees, a $1.8 million increase in staff-related costs due to employee severance, and an $820,000 increase in audit and tax preparation fees. These increases were largely offset by a $6.9 million decrease in cryptocurrency losses and a $783,000 decrease in depreciation. The cryptocurrency losses in Q1 2018 were primarily related to a decline in the value of cryptocurrency received during the tZERO STO.

General and administrative expenses include stock-based compensation expense of approximately $2.3 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively.

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2019	2018
Cost of goods sold - direct	$175	$83
Technology	5,175	5,478
General and administrative	1,225	1,020
Total depreciation, including internal-use software and website development	$6,575	$6,581

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2019	2018
Technology	$853	$755
Sales and marketing	16	119
General and administrative	(830)	44
Total amortization of intangible assets other than goodwill	$39	$918

General and administrative amortization above was net of reversals due to adjustments to the purchase price allocation for Mac Warehouse, as further described in Note 3—Business Combinations.

Other income (expense), net

Other expense, net for the three months ended March 31, 2019 was $6.3 million as compared to $9,000 for the three months ended March 31, 2018. The increase was primarily due to a $6.4 million increase in non-cash losses on equity holdings and other assets.

Income taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. We update our estimate of the annual effective tax rate each quarter and make cumulative adjustments if our estimated annual effective tax rate changes.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors including variability in predicting our pre-tax and taxable income and the mix of jurisdictions to which those items relate, relative changes in expenses or losses for which tax benefits are not recognized, how we do business, fluctuations in our stock price, and changes in laws, regulations, and administrative practices. Our effective tax rate can be volatile based on the amount of pre-tax income. For example, the impact of discrete items on our effective tax rate is greater when pre-tax income is lower.

Our expense/(benefit) from income taxes for the three months ended March 31, 2019 and 2018 was $878,000 and $(277,000). The effective tax rate for the three months ended March 31, 2019 and 2018 was (2.1)% and 0.5%, respectively. Our low effective tax rate is primarily attributable to the valuation allowance we are maintaining on our net deferred tax assets.

We have indefinitely reinvested foreign earnings of $1.5 million at March 31, 2019. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

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

Each quarter we assess the recoverability of our deferred tax assets under ASC 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended March 31, 2019 as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

Seasonality

Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season and gross margin decreases due to increased sales of certain lower margin products, such as electronics. While we had lower sales volume during the fourth quarter of 2018 compared to the comparable period in 2017, we anticipate the trend of higher sales volume during our fourth quarter to continue for the foreseeable future. Revenue typically decreases in the following quarter(s), as shown in the table below. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.

The following table reflects our total net revenues for each of the quarters in 2019, 2018 and 2017 (in thousands):

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
2019	$367,729	$	N/A	$	N/A	$	N/A
2018	445,331		483,133		440,580		452,548
2017	432,435		432,024		424,007		456,290

Liquidity and Capital Resources
Overview

We are proactively seeking opportunities to improve the efficiency of our operations and are considering a comprehensive set of actions to do so. During the latter end of 2018 we began taking and continue to take significant steps to realize internal cost savings, including staff reductions and process streamlining. Additionally, we intend to further reduce costs in future periods. We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. We also believe that we may need to raise additional capital and/or obtain additional debt financing to be able to fully pursue some or all of our strategies, including plans for our retail business while also funding our Medici initiatives, beyond the next twelve months.

We have developed and implemented initiatives within our retail business around improving our Club O rewards program primarily to increase member benefits and to develop additional personalization programs; improving our organic search engine rankings; additional distribution facilities to speed shipping and improve our customer service; additional automation, technology and engineering resources to improve our customers' shopping experience; and improving our private label initiative to generate significant brand equity and customer loyalty. We believe these initiatives will have significant long-term positive results; however, the expenditures will likely adversely affect our short-term results. See "Our Retail Business" above.

Our Medici initiatives also require substantial funding. Medici Ventures and its majority-owned subsidiary, tZERO, continue to identify, evaluate and pursue various opportunities for strategic acquisitions or purchases of interests to add to the services and expertise they offer their customers. See "Our Medici Business—Medici Ventures" and "Our Medici Business—tZERO" above.

Our ability to pursue some or all of these plans, and the extent to which we would be able to pursue some or all of them, will depend on the resources we have available, and will require significantly more capital than we currently have.

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents. At March 31, 2019, we had cash and cash equivalents of $119.6 million. Our ability to access the liquidity of our subsidiaries may be limited by tax and legal considerations and other factors.

Cash flow information is as follows (in thousands):

	Three months ended March 31,
	2019	2018
Cash provided by (used in):
Operating activities	$(51,429)	$(10,182)
Investing activities	1,774	(41,950)
Financing activities	28,956	108,478

In August 2018, we entered into a sales agreement with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted "at the market" public offerings of up to $150 million of our common stock. As of March 31, 2019, we had sold 5,097,410 shares of our common stock pursuant to the sales agreement and have received $134.5 million in proceeds, net of $3.1 million of offering costs, including commissions paid to JonesTrading. During the quarter ended March 31, 2019, we sold shares of common stock for $39.9 million, net of offering expenses (including commissions). The average gross price per share of stock sold pursuant to the sales agreement during the quarter ended March 31, 2019 was $18.25. We sold the remaining capacity under the sales agreement with JonesTrading (745,737 shares) the first week in April 2019, raising additional gross proceeds of $12.4 million. As a result, no additional shares are currently available under the sales agreement. We cannot assure you that we will be able to replace, extend, or modify this facility on acceptable terms in a timely manner or at all.

Contemplated Financing Transactions

In August 2018, Overstock signed a Token Purchase Agreement with GSR Capital Ltd., a Cayman Islands exempted company ("GSR"), and a term sheet contemplating a sale of Overstock common stock to GSR. The Token Purchase Agreement sets forth the terms on which GSR agreed to purchase, for $30 million, on May 6, 2019 or such other date as may be agreed by the parties, security tokens at a price of $6.67 per security token. On May 8, 2019, the parties agreed to replace the Token Purchase Agreement with an Investment Agreement under which GSR purchased 508,710 shares of tZERO which represents approximately 0.5% of the issued and outstanding Common Stock of tZERO. In exchange, GSR agreed to transfer to tZERO a total $5.0 million in consideration, consisting of $1.0 million U.S. dollars, $1.0 million U.S. dollars' worth of Chinese Renminbi, and securities traded on the Hong Kong Stock Exchange with a market value of $3.0 million U.S. dollars.

The previously-announced memorandum of understanding (“MOU”) in which GSR and Makara Capital ("Makara") would co-lead an investment of up to $100 million in tZERO common stock did not close in April as previously expected. However, we remain in discussions with Makara and GSR and if a definitive agreement is reached, the terms, including the amount purchased, number of shares, and/or post money valuation of tZERO, may be less favorable than the terms contemplated under the MOU. There can be no assurance that tZERO, GSR, or Makara will enter into a definitive agreement regarding the proposed transaction in the near-term, or at all, or that it will be on terms set forth in the MOU, including the amount of the investment or post-money valuation.

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

The $51.4 million of net cash used in operating activities during the three months ended March 31, 2019 was primarily due to consolidated net loss of $42.9 million, decreases in accounts payables of $28.0 million, accrued liabilities of $7.0 million, and deferred revenues of $10.6 million primarily due to lower sales volume during the first quarter of 2019 which were partially offset by an increase in accounts receivable of $14.1 million, depreciation and amortization expense of $8.1 million, stock-based compensation of $4.0 million, and net losses recognized on equity securities of $5.6 million.

The $10.2 million of net cash used in operating activities during the three months ended March 31, 2018 was primarily due to consolidated net loss of $54.5 million, offset by increases in accrued liabilities of $9.3 million and accounts payable of $4.3 million, decrease in accounts receivable of $8.3 million, depreciation expense of $6.6 million, and stock-based compensation of $6.4 million. Accrued liabilities increased due to the increase in marketing expense as a result of our initiative to drive revenue growth with significant marketing efforts in early 2018 and ending in early August 2018. Accounts payable increased due to the revenue growth during 2018.

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

Cash flows from investing activities

For the three months ended March 31, 2019, investing activities resulted in net cash inflows of $1.8 million primarily due to $5.5 million sale of equity securities and $4.9 million of cash acquired through a business combination that was funded at the end of the fourth quarter of 2018 but closed in the first quarter of 2019, partially offset by $4.1 million of expenditures for property and equipment, $2.5 million investment in equity securities, and $2.0 million disbursement of notes receivable.

For the three months ended March 31, 2018, investing activities resulted in net cash outflows of $42.0 million primarily due to $17.0 million investment in equity securities, $11.8 million acquisition of business, net of cash acquired, $9.2 million purchase of intangible assets, and $4.0 million of expenditures for property and equipment.

Cash flows from financing activities

For the three months ended March 31, 2019, financing activities resulted in net cash inflows of $29.0 million primarily due to $31.0 million of net proceeds from the sale of common stock under the at the market offering, partially offset by $1.4 million of taxes withheld upon vesting of restricted stock.

For the three months ended March 31, 2018, financing activities resulted in net cash inflows of $108.5 million primarily due to $62.1 million proceeds from security token offering, $50.6 million proceeds from exercise of stock warrants, offset by $4.0 million of taxes withheld upon vesting of restricted stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2019 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	6,847	7,531	7,694	7,580	6,678	19,571	55,901
Purchase obligations	144	—	—	—		—	144
Technology services	1,527	1,697	—	—		—	3,224
High Bench Senior Credit Agreement	—	3,098	—	—		—	3,098
Total contractual cash obligations	$8,518	$12,326	$7,694	$7,580		$19,571	$62,367

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at March 31, 2019. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Technology services

From time to time we enter into long-term contractual agreements for technology services and finance leases for equipment included in such service agreements.

High Bench Senior Credit Agreement

We are party to a financing agreement acquired in connection with our acquisition of Mac Warehouse, LLC (see Borrowings below). The amounts presented reflect our related principal payments.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of March 31, 2019, accrued tax contingencies were $1.6 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Borrowings

High Bench Senior Credit Agreement

On June 25, 2018, we became party to a senior credit agreement, as amended, with High Bench-Mac Warehouse-Senior Debt, LLC ("High Bench Loan"), in connection with our acquisition of Mac Warehouse, LLC. Under the amended agreement, the loan carries an annual interest rate of 11.0% and a default rate of 18.0%. The High Bench Loan is subject to monthly interest only payments with the remaining principal amount and any then unpaid interest due and payable on April 18, 2020. The High Bench Loan is subject to mandatory prepayment under certain circumstances, and is prepayable at our election at any time without penalty or premium. There are no financial covenants associated the High Bench Loan. At March 31, 2019, our outstanding balance on the High Bench Loan was $3.1 million.

Letters of credit

At March 31, 2019 and December 31, 2018, letters of credit totaling $280,000 and $280,000, were issued on our behalf collateralized by compensating cash balances held at a bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

Commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2019, $59,000 was outstanding and $941,000 was available under the Purchasing Card. At December 31, 2018, $48,000 was outstanding and $952,000 was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors.

Transactions with Related Parties

Our related party Transactions include our recent acquisition of Bitsy, In. as discussed in Item 1 of Part I, "Financial Statements (Unaudited)"—Note 3. Business Combinations, contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2018, and our accounting policies and use of estimates are further discussed in Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

For information about recently adopted accounting standards, see Recently adopted accounting standards, included in Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

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

The Token Trading System launched in January 2019 is subject to or affected by numerous laws and regulations. The Token Trading System relies on the PRO Securities ATS, which is subject to Regulation ATS as well as other regulations, and which utilizes the tZERO Platform, partnering with broker-dealers that are also subject to regulation by the SEC and FINRA, in order to facilitate private resales of tZERO Security Tokens to accredited investors in reliance upon an exemption from registration under Section 4(a)(7) of the Securities Act. The joint venture that tZERO and BOX Digital announced in June 2018 is seeking regulatory approvals that would enable the parties to operate a national securities exchange to trade security tokens. A national securities exchange, which will require approval from the U.S. Securities and Exchange Commission prior to beginning operations, will be subject to provisions of the Securities Exchange Act of 1934 and regulation substantially greater than that applicable to tZERO's current operations. In addition, depending on the digital assets traded, the U.S. Commodity Futures Trading Commission may consider the assets to be commodities or derivatives and subject to additional regulation. Certain aspects of our Medici business, including Bitsy's operations which were subsequently acquired by tZERO, are or may be subject to the state and federal laws and regulations applicable to money service businesses, including the requirements of FinCEN.

Other Factors that May Affect Future Results

We periodically evaluate opportunities to repurchase our equity securities, obtain credit facilities, or issue additional debt or equity securities. In addition, we may, from time to time, consider the investment in, or acquisition of, complementary businesses, products, services, or technologies, any of which might affect our liquidity requirements or cause us to issue additional debt or equity securities. There can be no assurance that financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our future results may be significantly different from our historical results for several other reasons as well, including the possibility discussed in our Annual Report on Form 10-K that we may sell our retail business, which would have a dramatic effect on our future results. Other reasons that our future results may be significantly different from our historical results include the potential effects on us of the accounting and tax changes discussed in our Annual Report on Form 10-K, and other reasons described in Item 1. "Business" under "Our Retail Business" and "Our Medici Business", as well as the risk factors described in Item 1A. "Risk Factors" of Part II, "Risk Factors" of this report.

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described in this Form 10-Q, including the risks described in Item 1A of Part II, "Risk Factors" of this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, Part I - Item 1A - "Risk Factors," and all other information in this Form 10-Q and in our other filings with the SEC including those we file after we file this Form 10-Q, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described under "Risk Factors" in this report or in our Annual Report on Form 10-K for the year ended December 31, 2018 could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable, and long-term obligations. We consider highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. We currently do not hold any derivative financial instruments or foreign exchange contracts.

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

At March 31, 2019, we had $119.6 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.2 million on our earnings or loss, or the cash flows of these instruments.

At March 31, 2019, letters of credit totaling $280,000 were outstanding under collateralized compensating cash balances held at our bank. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $2,800 on our earnings or loss if the letters of credit were fully drawn.

At March 31, 2019, we had cryptocurrency-denominated assets totaling $2.1 million. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $21,000 on our earnings or loss, or the recorded value of these instruments. It is generally not our policy to hold material amounts of cryptocurrency because of volatility and market risk.

At March 31, 2019, our recorded value in equity securities in public and private companies was $48.5 million. Our equity securities in publicly traded companies represent $2.0 million of our equity securities as of March 31, 2019, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity securities in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the investment and, if the fair value is less than carrying value, we write down the investment to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

During the three-months ended March 31, 2019, we implemented ASU 2016-02, Leases (Topic 842). In connection with its adoption, we implemented changes to our processes and internal control activities over financial reporting to ensure compliance with the new accounting and disclosure rules.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, "Financial Statements "—Note 7—"Commitments and Contingencies," subheading "Legal Proceedings and Contingencies," contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered issuance of equity securities

None.

Issuer purchases of equity securities

The following table sets forth all purchases made by us or on our behalf or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock made during each month within the first quarter of 2019, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2019 to January 31, 2019	47,378	$13.58	—	$15,000,000
February 1, 2019 to February 28, 2019	—	—	—	—
March 1, 2019 to March 31, 2019	—	—	—	—
Total	47,378		—	$15,000,000

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

In December 2016, we issued a total of 695,898 shares of our preferred stock (the "Preferred Stock"), of which 481,259 shares remained outstanding at March 31, 2019. The Preferred Stock ranks senior to our common stock with respect to dividends. Holders of the Preferred Stock are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2017 and 2018.

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

Date:	May 9, 2019	OVERSTOCK.COM, INC.

/s/ GREGORY J. IVERSON
Gregory J. Iverson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)