Form 10-Q
period 2019-06-30
OVERSTOCK.COM, INC
filed 2019-08-08
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019

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

35,289,096 shares of the Registrant's common stock, par value $0.0001, outstanding on August 2, 2019

OVERSTOCK.COM, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$121,294	$141,512
Restricted cash	2,313	1,302
Accounts receivable, net	23,635	35,930
Inventories, net	11,877	14,108
Prepaids and other current assets	19,513	22,415
Total current assets	178,632	215,267
Property and equipment, net	131,633	134,687
Intangible assets, net	15,474	13,370
Goodwill	27,120	22,895
Equity securities	43,757	60,427
Operating lease right-of-use assets	45,066	—
Other long-term assets, net	7,492	14,573
Total assets	$449,174	$461,219
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$70,857	$102,574
Accrued liabilities	82,710	87,858
Deferred revenue	40,950	50,578
Operating lease liabilities, current	5,731	—
Short-term debt	3,108	—
Other current liabilities	486	476
Total current liabilities	203,842	241,486
Long-term debt, net	—	3,069
Operating lease liabilities, non-current	44,105	—
Other long-term liabilities	2,147	5,958
Total liabilities	250,094	250,513
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A, issued and outstanding - 3 and 127	—	—
Series A-1, issued and outstanding - 123 and 0	—	—
Series B, issued and outstanding - 356 and 355	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 38,561 and 35,346
Outstanding shares - 35,239 and 32,146	3	3
Additional paid-in capital	719,010	657,981
Accumulated deficit	(522,397)	(458,897)
Accumulated other comprehensive loss	(576)	(584)
Treasury stock at cost - 3,322 and 3,200	(68,746)	(66,757)
Equity attributable to stockholders of Overstock.com, Inc.	127,294	131,746
Equity attributable to noncontrolling interests	71,786	78,960
Total stockholders' equity	199,080	210,706
Total liabilities and stockholders' equity	$449,174	$461,219

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue, net
Retail	$367,475	$477,683	$730,100	$917,679
Other	6,234	5,450	11,338	10,785
Total net revenue	373,709	483,133	741,438	928,464
Cost of goods sold
Retail(1)	294,984	387,252	585,624	734,832
Other	4,826	4,138	8,791	8,020
Total cost of goods sold	299,810	391,390	594,415	742,852
Gross profit	73,899	91,743	147,023	185,612
Operating expenses:
Sales and marketing(1)	34,560	94,416	68,037	171,630
Technology(1)	33,153	32,423	68,586	63,717
General and administrative(1)	31,964	31,440	72,196	71,195
Total operating expenses	99,677	158,279	208,819	306,542
Operating loss	(25,778)	(66,536)	(61,796)	(120,930)
Interest income	630	620	1,033	1,164
Interest expense	(105)	(395)	(232)	(1,269)
Other income (expense), net	(2,995)	368	(9,267)	359
Loss before income taxes	(28,248)	(65,943)	(70,262)	(120,676)
Provision (benefit) from income taxes	(622)	(27)	256	(304)
Net loss	$(27,626)	$(65,916)	$(70,518)	$(120,372)
Less: Net loss attributable to noncontrolling interests	(2,945)	(1,005)	(6,593)	(4,552)
Net loss attributable to stockholders of Overstock.com, Inc.	$(24,681)	$(64,911)	$(63,925)	$(115,820)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(0.69)	$(2.20)	$(1.85)	$(3.94)
Weighted average common shares outstanding—basic	35,225	28,903	33,806	28,736
Net loss per common share—diluted:
Net loss attributable to common shares—diluted	$(0.69)	$(2.20)	$(1.85)	$(3.94)
Weighted average common shares outstanding—diluted	35,225	28,903	33,806	28,736
________________________________________

(1) Includes stock-based compensation as follows (Note 10):
Cost of goods sold — retail	$54	$41	$101	$111
Sales and marketing	533	315	974	1,188
Technology	1,670	621	2,897	1,142
General and administrative	2,914	1,996	5,184	6,967
Total	$5,171	$2,973	$9,156	$9,408

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(27,626)	$(65,916)	$(70,518)	$(120,372)
Other comprehensive loss:
Unrealized gain on cash flow hedges, net of expense for taxes of $0, and $0	4	4	8	8
Other comprehensive income	4	4	8	8
Comprehensive loss	$(27,622)	$(65,912)	$(70,510)	$(120,364)
Less: Comprehensive loss attributable to noncontrolling interests	(2,945)	(1,005)	(6,593)	(4,552)
Comprehensive loss attributable to stockholders of Overstock.com, Inc.	$(24,677)	$(64,907)	$(63,917)	$(115,812)

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	37,802	32,048	35,346	30,632
Common stock issued upon vesting of restricted stock	14	55	255	221
Common stock issued for asset purchase	—	100	—	100
Exercise of stock warrants	—	—	—	1,250
Common stock sold through ATM offering	745	—	2,960	—
Balance at end of period	38,561	32,203	38,561	32,203
Number of treasury stock shares
Balance at beginning of period	3,319	3,182	3,200	3,135
Common stock repurchased through business combination	—	—	47	—
Tax withholding upon vesting of restricted stock	3	14	75	61
Balance at end of period	3,322	3,196	3,322	3,196
Total number of outstanding shares	35,239	29,007	35,239	29,007
Common stock	$3	$3	$3	$3
Number of Series A preferred shares issued and outstanding
Balance at beginning of period	127	127	127	127
Exchange of shares to Series A-1	(123)	—	(123)	—
Conversion of shares to Series B	(1)	—	(1)	—
Balance at end of period	3	127	3	127
Number of Series A-1 preferred shares issued and outstanding
Balance at beginning of period	—	—	—	—
Exchange of shares from Series A	123	—	123	—
Balance at end of period	123	—	123	—
Number of Series B preferred shares issued and outstanding
Balance at beginning of period	355	555	355	555
Conversion of shares from Series A	1	—	1	—
Balance at end of period	356	555	356	555
Preferred stock	$—	$—	$—	$—
Additional paid-in capital
Balance at beginning of period	$701,877	$547,184	$657,981	$494,732
Stock-based compensation to employees and directors	5,171	2,973	9,156	5,368
Common stock issued for asset purchase	—	2,930	—	2,930
Issuance and exercise of stock warrants	—	25	—	50,587
Common stock sold through ATM offering, net	12,198	—	52,112	—
Other	(236)	—	(239)	(505)
Balance at end of period	$719,010	$553,112	$719,010	$553,112

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Accumulated deficit
Balance at beginning of period	$(497,716)	$(300,561)	$(458,897)	$(254,692)
Cumulative effect of change in accounting principle	—	—	—	5,040
Net loss attributable to stockholders of Overstock.com, Inc.	(24,681)	(64,911)	(63,925)	(115,820)
Other	—	—	425	—
Balance at end of period	$(522,397)	$(365,472)	$(522,397)	$(365,472)
Accumulated other comprehensive loss
Balance at beginning of period	$(580)	$(595)	$(584)	$(599)
Net other comprehensive income	4	4	8	8
Balance at end of period	$(576)	$(591)	$(576)	$(591)
Treasury stock
Balance at beginning of period	$(68,753)	$(66,170)	$(66,757)	$(63,816)
Common stock repurchased through business combination	—	—	(643)	—
Tax withholding upon vesting of restricted stock	7	(492)	(1,346)	(2,846)
Balance at end of period	(68,746)	(66,662)	(68,746)	(66,662)
Total equity attributable to stockholders of Overstock.com, Inc.	$127,294	$120,390	$127,294	$120,390

Equity attributable to noncontrolling interests
Balance at beginning of period	$74,731	$76,232	$78,960	$(3,505)
Proceeds from security token offering, net	—	2,491	—	78,442
Stock-based compensation to employees and directors	—	—	—	4,040
Tax withholding upon vesting of restricted stock	—	—	—	(1,680)
Net loss attributable to noncontrolling interests	(2,945)	(1,005)	(6,593)	(4,552)
Fair value of noncontrolling interest at acquisition	—	—	—	4,468
Other	—	—	(581)	505
Total equity attributable to noncontrolling interests	$71,786	$77,718	$71,786	$77,718

Total stockholders' equity	$199,080	$198,108	$199,080	$198,108

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(70,518)	$(120,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	12,914	12,983
Amortization of intangible assets	2,604	2,051
Amortization of right-of-use assets	2,992	—
Stock-based compensation to employees and directors	9,156	9,408
Deferred income taxes, net	102	(298)
Gain on sale of cryptocurrencies	(128)	(8,348)
Impairment of cryptocurrencies	318	9,491
Impairment of equity securities	4,214	—
Losses on equity method securities	3,058	1,381
Other non-cash adjustments	1,068	(1,707)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	12,295	1,882
Inventories, net	2,231	120
Prepaids and other current assets	3,311	(7,680)
Other long-term assets, net	(547)	(3,827)
Accounts payable	(31,722)	6,686
Accrued liabilities	(5,317)	26,911
Deferred revenue	(9,628)	1,216
Operating lease liabilities	(2,340)	—
Other long-term liabilities	85	(476)
Net cash used in operating activities	(65,852)	(70,579)
Cash flows from investing activities:
Purchase of intangible assets	—	(9,241)
Purchase of equity securities	(2,500)	(29,570)
Proceeds from sale of equity securities	7,082	—
Disbursement of notes receivable	(2,000)	(200)
Acquisitions of businesses, net of cash acquired	4,886	(12,912)
Expenditures for property and equipment	(10,586)	(12,749)
Other investing activities, net	3	22
Net cash used in investing activities	(3,115)	(64,650)
Cash flows from financing activities:
Payments on long-term debt	—	(40,000)
Proceeds from issuance and exercise of stock warrants	—	50,587
Proceeds from security token offering, net of offering costs and withdrawals	—	78,442
Proceeds from sale of common stock, net of offering costs	52,112	—
Payments of taxes withheld upon vesting of restricted stock	(1,346)	(4,526)
Other financing activities, net	(1,006)	(248)
Net cash provided by financing activities	49,760	84,255
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,207)	(50,974)
Cash, cash equivalents and restricted cash, beginning of period	142,814	203,670
Cash, cash equivalents and restricted cash, end of period	$123,607	$152,696

Continued on the following page

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$173	$1,113
Income taxes paid (refunded), net	(469)	7
Non-cash investing and financing activities:
Property and equipment financed through accounts payable and accrued liabilities	$43	$735
Acquisition of assets through stock issuance	—	2,930
Common stock repurchased through business combination	643	—
Note receivable converted to equity security	359	200
Deposit applied to business combination purchase price	7,347	—
Equity method security applied to business combination purchase price	3,800	—
Recognition of right-of-use assets upon adoption of ASC 842	30,968	—

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

For purposes of comparability, we reclassified other certain immaterial amounts in the prior periods presented to conform with the current period presentation.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, Club O and gift card breakage, sales returns, incentive discount offers, inventory valuation, depreciable lives of property and equipment and internally-developed software, goodwill valuation, intangible asset valuation, equity securities valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities and contingencies. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may differ materially from these estimates.

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $3.0 million and $3.1 million at June 30, 2019 and December 31, 2018, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of June 30, 2019 and December 31, 2018, as indicated (in thousands):

p	Fair Value Measurements at June 30, 2019:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$2,991	$2,991	$—	$—
Equity securities, at fair value	1,518	1,518	—	—
Trading securities held in a "rabbi trust" (1)	100	100	—	—
Total assets	$4,609	$4,609	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$102	$102	$—	$—
Total liabilities	$102	$102	$—	$—

	Fair Value Measurements at December 31, 2018:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$3,135	$3,135	$—	$—
Equity securities, at fair value	2,636	2,636	—	—
Trading securities held in a "rabbi trust" (1)	84	84	—	—
Total assets	$5,855	$5,855	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$85	$85	$—	$—
Total liabilities	$85	$85	$—	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Accounts receivable, net

Accounts receivable consist primarily of carrier rebates, trade amounts due from customers in the United States, and uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We maintain an allowance for doubtful accounts receivable based upon our business customers' financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.5 million and $2.1 million at June 30, 2019 and December 31, 2018, respectively.

Concentration of credit risk

One bank held the majority of our cash and cash equivalents at June 30, 2019 and December 31, 2018. Our cash equivalents primarily consist of money market securities which are uninsured. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Cryptocurrencies

We hold cryptocurrency-denominated assets ("cryptocurrencies") such as bitcoin and we include them in Prepaids and other current assets in our consolidated balance sheets. Our cryptocurrencies were $2.3 million and $2.4 million at June 30, 2019 and December 31, 2018, respectively, and are recorded at cost less impairment.

We recognize impairment on these assets caused by decreases in market value, determined by taking quoted prices from various digital currency exchanges with active markets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Fair value of financial instruments above. Such impairment in the value of our cryptocurrencies is recorded in General and administrative expense in our consolidated statements of operations. Impairments on cryptocurrencies were zero and $318,000 for the three and six months ended June 30, 2019. There was $702,000 and $9.5 million impairment on cryptocurrencies during the three and six months ended June 30, 2018.

Gains and losses realized upon sale of cryptocurrencies are also recorded in General and administrative expense in our consolidated statements of operations. We occasionally use our cryptocurrencies to purchase other cryptocurrencies. Gains and losses realized with these non-cash transactions are also recorded in General and administrative expense in our consolidated statements of operations. These non-cash transactions as well as gains (losses) from cryptocurrencies received through our tZERO security token offering are also presented as an adjustment to reconcile Net income (loss) to Net cash provided by (used in) operating activities in our consolidated statements of cash flows. Further, the proceeds from the sale of cryptocurrencies received through our tZERO security token offering are presented as a financing activity in our consolidated statements of cash flows due to its near immediate conversion into cash and its economic similarity to the receipt of cash proceeds under the tZERO security token offering. Realized gains on sale of cryptocurrencies were $119,000 and $128,000 for the three and six months ended June 30, 2019. There were $6.8 million and $8.3 million realized gains on sale of cryptocurrencies for the three and six months ended June 30, 2018.

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

During the three months ended June 30, 2019 and 2018, we capitalized $4.1 million and $8.3 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Depreciation of costs for the same periods associated with internal-use software and website development was $3.1 million and $3.2 million, respectively. During the six months ended June 30, 2019 and 2018, we capitalized $7.6 million and $10.6 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Depreciation of internal-use software and website development during the six months ended June 30, 2019 and 2018 was $6.4 million and $6.7 million, respectively.

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of goods sold - direct	$171	$83	$346	$167
Technology	4,892	5,296	10,067	10,772
General and administrative	1,277	1,023	2,501	2,044
Total depreciation	$6,340	$6,402	$12,914	$12,983

Total accumulated depreciation of property and equipment was $215.1 million and $204.9 million at June 30, 2019 and December 31, 2018, respectively.

Equity securities under ASC 321

At June 30, 2019, we held minority interests (less than 20%) in certain privately held entities accounted for under Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321"), which are included in Equity securities in our consolidated balance sheets. One of these equity securities, which had a carrying value of $1.5 million at June 30, 2019, is carried at fair value based on Level 1 inputs. See Fair value of financial instruments above. The remaining equity securities lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. Dividends received are reported in earnings if and when received. We review our securities individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the investment is less than its carrying value. If such events or circumstances have occurred, we estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carrying value, which are recorded as unrealized gains or losses on our investments in Other income (expense), net on our consolidated statements of operations. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by the investee's management including quantitative information such as lower valuations in recently completed or proposed financings. These inputs are classified as Level 3. Because several of these private companies are in the early startup or development stages, these entities are subject to potential changes in cash flows and valuation, as well as inability to raise additional capital which may be necessary for the liquidity needed to support their operations.

The carrying amount of our equity securities under ASC 321 was approximately $15.1 million and $20.3 million at June 30, 2019 and December 31, 2018, respectively. The portion of unrealized gains and losses for the period related to equity securities still held at June 30, 2019 and 2018 is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net gains/(losses) recognized during the period on equity securities	$220	$1,836	$(3,810)	$1,836
Less: Net gains recognized during the period on equity securities sold	720	—	266	—
Gains/(losses) recognized during the reporting period on equity securities still held	$(500)	$1,836	$(4,076)	$1,836

Equity method securities under ASC 323

At June 30, 2019, we held minority interests in certain privately held entities accounted for as equity method securities under ASC Topic 323, Investments - Equity Method and Joint Ventures ("ASC 323"), which are included in Equity securities in our consolidated balance sheets. We can exercise significant influence, but not control, over these entities through either holding more than a 20% voting interest in the entity or through our representation on the entity's board of directors.

The following table includes our equity method securities and related ownership interest as of June 30, 2019:

Ownership interest
Bitt Inc.	21%
Boston Security Token Exchange LLC	50%
Chainstone Labs, Inc.	29%
GrainChain, Inc.	10%
Minds, Inc.	24%
SettleMint NV	30%
Spera, Inc.	19%
VinX Network Ltd.	21%
Voatz, Inc.	21%

The carrying amount of our equity method securities was approximately $28.6 million and $40.1 million at June 30, 2019 and December 31, 2018, respectively. The carrying value of our equity method securities exceeded the amount of underlying equity in net assets of our equity method securities and the difference was primarily related to goodwill and the fair value of intangible assets. The basis difference attributable to amortizable intangible assets is amortized over their estimated useful lives. We record our proportionate share of the net income or loss from our equity method securities and the amortization of the basis difference related to intangible assets in Other income (expense), net in our consolidated statements of operations with corresponding adjustments to their carrying value.

The following table summarizes the net losses recognized on equity method securities for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss recognized on our proportionate share of the net losses of our equity method securities and amortization of the basis difference	$2,033	$1,032	$3,058	$1,381
Impairments on equity method securities	1,256	—	1,256	—
Net loss recognized during the period on equity method securities sold	—	—	524	—

Noncontrolling interests in Controlled Subsidiaries

Our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), holds a majority ownership interest in tZERO Group, Inc. ("tZERO"), formerly tØ.com, Inc., and Medici Land Governance Inc., a Delaware public benefit corporation ("MLG"). tZERO's subsidiaries include a financial technology company, two related registered broker dealers, a digital wallet and exchange services company, and an accredited investor verification company. tZERO, MLG, and their consolidated subsidiaries are included in our consolidated financial statements. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests are included in Net loss and Total equity. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

Leases

We determine if an arrangement is a lease at inception. We account for lease agreements as either operating or finance leases depending on certain defined criteria. Operating leases are recognized in Operating lease right-of-use ("ROU") assets, Operating lease liabilities, current, and Operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in Other long-term assets, net, Other current liabilities, and Other long-term liabilities on our consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In certain of our lease agreements, we receive rent holidays and other incentives. We recognize lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Our lease terms may include options to extend or terminate the lease, and we adjust our measurement of the lease when it is reasonably certain that we will exercise that option. Lease payments used in measurement of the lease liability typically do not include executory costs, such as taxes, insurance, and maintenance, unless those costs can be reasonably estimated at lease commencement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. We do not separate lease and non-lease components for our leases.

Treasury stock

We account for treasury stock of our common shares under the cost method and include treasury stock as a component of stockholders' equity.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations (see Note 3—Business Combinations for current period activity). Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. There were no impairments to goodwill recorded during the six months ended June 30, 2019 and 2018.

The following table provides information about changes in the carrying amount of goodwill for the periods presented (in thousands):

Amount
Balances as of December 31, 2017 (1)	$14,698
Goodwill acquired during year	8,197
Balances as of December 31, 2018 (2)	22,895
Goodwill acquired during year	1,685
Purchase price adjustment	2,540
Balances as of June 30, 2019 (3)	$27,120
___________________________________________
(1), (2), (3) — Goodwill is net of an accumulated impairment loss of $3.3 million.

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

Intangible assets, net consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Intangible assets subject to amortization, gross (1)	$32,343	$29,099
Less: accumulated amortization of intangible assets subject to amortization	(16,869)	(15,729)
Total intangible assets, net	$15,474	$13,370
___________________________________________

(1)	— At June 30, 2019, the weighted average remaining useful life for intangible assets subject to amortization was 9.50 years.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories in our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Technology	$938	$895	$1,791	$1,650
Sales and marketing	16	204	32	323
General and administrative	170	34	(659)	78
Total amortization	$1,124	$1,133	$1,164	$2,051

General and administrative amortization above was net of reversals due to adjustments to the purchase price allocation for Mac Warehouse, as further described in Note 3—Business Combinations.

Estimated amortization expense for the next five years is: $2.2 million for the remainder of 2019, $3.2 million in 2020, $2.9 million in 2021, $1.5 million in 2022, $705,000 in 2023, and $5.0 million thereafter.

Impairment of long-lived assets

We review property and equipment, right-of-use assets, and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. See the Cryptocurrencies section above for our impairment policy over cryptocurrencies. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the three and six months ended June 30, 2019 and 2018.

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

We record the standalone value of reward dollars earned in deferred revenue at the time the reward dollars are earned. Club O Reward dollars expire 90 days after the customer's Club O Gold membership expires. We recognize estimated reward dollar breakage, to which we expect to be entitled, over the expected redemption period in proportion to actual redemptions by customers. Upon adoption of Topic 606, Revenue Contracts with Customers, on January 1, 2018, we began classifying the breakage income related to Club O Reward dollars and gift cards as a component of Retail revenue in our consolidated statements of operations rather than as a component of Other income (expense), net. Breakage included in revenue was $923,000 and $1.3 million for the three months ended June 30, 2019 and 2018 and $2.0 million and $3.0 million for the six months ended June 30, 2019 and 2018.

Our total deferred revenue related to the outstanding Club O Reward dollars was $7.0 million and $6.9 million at June 30, 2019 and December 31, 2018, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

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

The following table provides information about deferred revenue from contracts with customers, including significant changes in deferred revenue balances during the periods presented (in thousands):

Amount
Deferred revenue at December 31, 2017	$46,468
Increase due to deferral of revenue at period end	43,216
Decrease due to beginning contract liabilities recognized as revenue	(39,106)
Deferred revenue at December 31, 2018	50,578
Increase due to deferral of revenue at period end	33,033
Decrease due to beginning contract liabilities recognized as revenue	(42,661)
Deferred revenue at June 30, 2019	$40,950

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

The following table provides additions to and deduction from the sales returns allowance (in thousands):

Amount
Allowance for returns at December 31, 2017	$17,391
Additions to the allowance	174,864
Deductions from the allowance	(176,994)
Allowance for returns at December 31, 2018	15,261
Additions to the allowance	62,545
Deductions from the allowance	(67,618)
Allowance for returns at June 30, 2019	$10,188

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

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
Total revenue, net	$373,709	100%	$483,133	100%	$741,438	100%	$928,464	100%
Cost of goods sold
Product costs and other cost of goods sold	283,502	76%	371,841	77%	560,719	76%	705,361	76%
Fulfillment and related costs	16,308	4%	19,549	4%	33,696	5%	37,491	4%
Total cost of goods sold	299,810	80%	391,390	81%	594,415	80%	742,852	80%
Gross profit	$73,899	20%	$91,743	19%	$147,023	20%	$185,612	20%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to our Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in Sales and marketing expenses and totaled $29.9 million and $88.9 million during the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, advertising expense totaled $58.4 million and $157.8 million, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $367,000 and $961,000 at June 30, 2019 and December 31, 2018, respectively.

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

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended June 30, 2019 as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

We have indefinitely reinvested foreign earnings of $1.6 million at June 30, 2019. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

We are subject to taxation in the United States and several state and foreign jurisdictions. Tax years beginning in 2014 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. An audit by the Ireland Revenue Agency for the calendar year 2016 was finalized during 2019 with no assessment.

Net loss per share

Our Blockchain Voting Series A Preferred Stock, Voting Series A-1 Preferred Stock, and our Voting Series B Preferred Stock (collectively the "preferred shares") are considered participating securities, and as a result, net loss per share is calculated using the two-class method. Under this method, we give effect to preferred dividends and then allocate remaining net loss attributable to our stockholders to both common shares and participating securities (based on the percentages outstanding) in determining net loss per common share.

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss attributable to stockholders of Overstock.com, Inc.	$(24,681)	$(64,911)	$(63,925)	$(115,820)
Less: Preferred stock (Token) repurchase (gain)/loss	—	—	(425)	—
Less: Preferred stock dividends - declared and accumulated	19	27	38	53
Undistributed loss	(24,700)	(64,938)	(63,538)	(115,873)
Less: Undistributed loss allocated to participating securities	(333)	(1,495)	(892)	(2,683)
Net loss attributable to common shares	$(24,367)	$(63,443)	$(62,646)	$(113,190)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(0.69)	$(2.20)	$(1.85)	$(3.94)
Weighted average common shares outstanding—basic	35,225	28,903	33,806	28,736
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—
Weighted average common shares outstanding—diluted	35,225	28,903	33,806	28,736
Net loss attributable to common shares—diluted	$(0.69)	$(2.20)	$(1.85)	$(3.94)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock options and restricted stock units	904	550	967	617
Common shares issuable under stock warrant	—	—	—	42

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

We estimated the fair value of the acquired assets based on Level 3 inputs, which were unobservable (see Note 2—Accounting Policies, Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, and assumptions about the relative competitive environment. As of March 31, 2019, our determination and allocation of the purchase price to net tangible and intangible assets was based upon preliminary estimates. During the quarter ended June 30, 2019, we received the final valuation information and completed our determination and allocation of the purchase price and recognized adjustments to the provisional values as of June 30, 2019, which decreased Intangible assets by $650,000, increased Deferred tax liabilities by $943,000 and resulted in a corresponding increase to Goodwill of $1.7 million. We recognized an impairment of $1.3 million as a result of remeasuring to fair value our 33% equity interest in Bitsy held before the business combination which was based on Level 3 inputs (see Note 2—Accounting Policies, Fair value of financial instruments). The impairment is included in Other income (expense), net in our consolidated statement of operations for the six months ended June 30, 2019.

The fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$3,115
Fair value of equity interest in Bitsy held before business combination	3,800
Less: Fair value of Overstock.com common stock held by Bitsy at acquisition date	(643)
Less: Settlement of receivable due from tZERO at acquisition date	(10)
Total transaction consideration, net of cash acquired	$6,262

Allocation
Prepaids and other current assets	$71
Property and equipment	16
Intangible assets	6,093
Goodwill	1,685
Deferred tax liability	(943)
Other liabilities assumed	(660)
Total net assets, net of cash acquired	$6,262

The following table details the identifiable intangible assets acquired at their fair value and their corresponding useful lives at the acquisition date (amounts in thousands):

Intangible Assets	Fair Value	Weighted Average Useful Life (years)
Patents	$4,293	20
Technology	1,500	5
Licenses	300	1
Total acquired intangible assets as of the acquisition date	$6,093

Acquired intangible assets primarily include patents, technology, and licenses. The acquired assets, liabilities, and associated operating results of Bitsy were consolidated into our financial statements at the acquisition date. The acquired assets, liabilities, and associated operating results were consolidated into our financial statements at the acquisition date. The goodwill recognized arises from expected synergies with our tZERO operations that do not qualify for separate recognition as intangible assets and also the deferred tax liabilities arising from the business combination. None of the goodwill recognized is expected to be deductible for tax purposes. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations.

Mac Warehouse, LLC

On June 25, 2018, we acquired 100% of the total equity interests of Mac Warehouse, LLC, an electronics retailer of refurbished Apple products, to complement our retail business. As of December 31, 2018, our determination and allocation of the purchase price to net tangible and intangible assets was based upon preliminary estimates. During the quarter ended March 31, 2019, we received the final valuation information and completed our determination and allocation of the purchase price and recognized adjustments to the provisional values as of March 31, 2019, which decreased the recognized Intangibles assets by $2.8 million, increased Accrued liabilities by $527,000, decreased Deferred tax liabilities by $837,000 and resulted in a corresponding increase to Goodwill of $2.5 million. Additionally, the change to the provisional amount resulted in a decrease in amortization expense and accumulated depreciation of $1.4 million, of which $981,000 relates to the year ended December 31, 2018, and a $459,000 increase in Other Income related to the Accrued Liabilities that were expensed in 2018. We estimated the fair value of the acquired assets and liabilities based on Level 3 inputs, which were unobservable (see Note 2—Accounting Policies, Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, royalty rates, and assumptions about the relative competitive environment.

The fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$1,143
Allocation
Accounts receivable, net	$399
Inventories, net	1,033
Prepaids and other current assets	29
Property and equipment	154
Intangible assets	653
Goodwill	3,376
Accounts payable and accrued liabilities	(1,432)
Long-term debt, net	(3,069)
Total net assets, net of cash acquired	$1,143

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018

Accounts payable accruals	$14,386	$15,872
Accrued compensation and other related costs	11,909	12,099
Accrued loss contingencies	10,084	10,940
Allowance for returns	10,188	15,261
Sales and other taxes payable	9,881	9,923
Accrued marketing expenses	9,434	14,150
Accrued freight	8,437	5,343
Other accrued expenses	8,391	4,270
Total accrued liabilities	$82,710	$87,858

5. BORROWINGS

High Bench Senior Credit Agreement

On June 25, 2018, we became party to a senior credit agreement, as amended, with High Bench-Mac Warehouse-Senior Debt, LLC (the "High Bench Loan"), in connection with our acquisition of Mac Warehouse, LLC. Under the amended agreement, at the time of the acquisition, the loan carried an annual interest rate of 11.0% and a default rate of 18.0% and was subject to monthly interest only payments with the remaining principal amount and any then unpaid interest due and payable on April 18, 2020. At the time of the acquisition, the High Bench Loan was subject to mandatory prepayment under certain circumstances, such as a change-in-control of the business, and was prepayable at our election at any time without penalty or premium. There were no financial covenants associated with the High Bench Loan. At June 30, 2019, our outstanding balance on the High Bench Loan was $3.1 million. During July 2019, we repaid the entire outstanding balance of the High Bench Loan.

Letters of credit

At June 30, 2019 and December 31, 2018, letters of credit totaling $205,000 and $280,000, respectively, were issued on our behalf collateralized by compensating cash balances held at a bank, which are included in Restricted cash in our consolidated balance sheets.

Commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2019, $64,000 was outstanding and $936,000 was available under the Purchasing Card. At December 31, 2018, $48,000 was outstanding and $952,000 was available under the Purchasing Card.

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

The following table provides a summary of leases by balance sheet location as of June 30, 2019 (in thousands):

June 30, 2019
Operating right-of-use assets	$45,066
Operating lease liability - current	5,731
Operating lease liability - non-current	44,105

The components of lease expenses for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$2,363	$4,868
Short-term lease cost	28	62
Variable lease cost	442	972

The following tables provides a summary of other information related to leases for the six months ended June 30, 2019 (in thousands, apart from weighted-average lease term and weighted average discount rate):

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(4,202)
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,090
Weighted-average remaining lease term - operating leases	7.02 years
Weighted-average discount rate - operating leases	8%

Maturity of lease liabilities under our non-cancellable operating leases as of June 30, 2019, are as follows (in thousands):

Payments due by period
2019 (Remainder)	$4,732
2020	9,385
2021	9,833
2022	9,826
2023	8,985
Thereafter	22,774
Total lease payments	65,535
Less interest	(15,699)
Present value of lease liabilities	$49,836

Information for our leases for the year ended December 31, 2018 under ASC Topic 840, Leases, follows for comparative purposes.

Minimum future payments under all operating leases as of December 31, 2018, were as follows (in thousands):

Payments due by period
2019	$8,822
2020	7,414
2021	7,654
2022	7,579
2023	6,677
Thereafter	19,571
Total lease payments	$57,717

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

On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third-party vendors of products and services sold to us are contractually obligated to indemnify us, and we have tendered defense of the case to an indemnitor who accepted the defense. On April 21, 2016, the court entered an order partially dismissing the claims against us. On May 4, 2016, the plaintiff filed an amended complaint, and we filed our answer. No estimate of the possible loss or range of loss can be made. We intend to continue vigorously defending this action and pursuing our indemnification rights with our vendors.

On February 11, 2013, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited, filed suit against us in the United States District Court in the Eastern District of Texas for infringement of patents covering products and services that verify the delivery and integrity of email messages. We tendered defense of the case to an indemnitor who accepted the defense. On June 27, 2019, the court granted a motion to dismiss the case, thereby dismissing all claims asserted against us.

On March 15, 2019, Consolidated Transaction Processing, LLC, filed suit against us in the United States District Court for the District of Delaware for infringement of patents covering our electronic transaction processing methods. On July 24, 2019, the case was dismissed.

In June 2013, William French ("French") and the State of Delaware ("Delaware") sued us, along with numerous other defendants, in the Superior Court of the State of Delaware for alleged violations of Delaware's unclaimed property laws. French and Delaware alleged that we knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act.

On June 28, 2019, the court entered a judgment against us in the amount of approximately $7.3 million (for certain unredeemed gift card balances, treble damages, and penalties) as a result of a jury verdict which was returned September 20, 2018. The court has not yet determined an award of attorneys’ fees and costs which will be added to the judgment. We intend to file an appeal. Our estimated liability for these amounts was included in Accrued liabilities at June 30, 2019. The expense associated with these litigation charges was included in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2018.

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

tZERO's broker-dealer subsidiaries are, and any broker-dealer subsidiaries that it acquires or forms in the future will be, subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. Each of SpeedRoute LLC ("SpeedRoute") and PRO Securities LLC ("PRO Securities") is registered with the SEC as a broker-dealer under the Exchange Act and in the states in which it conducts securities business and is a member of FINRA and other SROs (as applicable). In addition, PRO Securities owns and operates the PRO Securities ATS, which is registered with the SEC as an alternative trading system. Each of SpeedRoute and PRO Securities is subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and SROs with which it is registered or licensed or of which it is a member. Moreover, as a result of tZERO's projects seeking to apply distributed ledger technologies to the capital markets, tZERO's subsidiaries have been, and remain involved in, ongoing oral and written communications with regulatory authorities. As previously disclosed, tZERO's broker-dealer subsidiaries are currently undergoing various examinations, inquiries, and/or investigations undertaken by various regulatory authorities; as appropriate or required, we will provide further information regarding such matters. Any failure by tZERO's broker-dealer subsidiaries to satisfy regulatory authorities that they are in compliance with all applicable rules and regulations could have a material adverse effect on tZERO and on us. In addition, a newly-incorporated tZERO subsidiary recently applied for regulatory approvals to operate as a broker-dealer in a variety of areas, including retail activities. The approval process will involve satisfying the regulatory authorities that the tZERO subsidiary can operate in the manner it proposes and, in addition, if approval is granted, the tZERO subsidiary will be subject to a number of legal and regulatory requirements, some of which will be new to tZERO’s broker-dealer subsidiaries.

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

We establish liabilities when a particular contingency is probable and estimable. At June 30, 2019 and December 31, 2018, we have accrued $10.1 million and $10.3 million, respectively, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

9. STOCKHOLDERS' EQUITY

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends declared by the Board of Directors out of funds legally available, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through June 30, 2019.

Preferred Stock

On May 1, 2019, we informed holders of our Blockchain Voting Series A Preferred Stock, par value $0.0001 per share (the "Series A Preferred"), of an opportunity to exchange (the "Exchange") outstanding Series A Preferred for newly-issued shares of the Company's Digital Voting Series A-1 Preferred Stock, par value $0.0001 per share (the "Series A-1 Preferred"). On June 26, 2019, the Exchange was completed for participating stockholders. In connection with the Exchange, 122,526 shares of Series A Preferred were validly tendered and accepted for exchange by the Company and the Company issued 122,526 shares of Series A-1 Preferred in exchange therefore.

On June 26, 2019, in connection with the completion of the Exchange, 1,144 shares of Series A Preferred were converted into shares of Voting Series B Preferred Stock (the "Series B Preferred") (such transaction, the "Conversion"). Following the Conversion, 2,895 shares of Series A Preferred remained outstanding as of June 30, 2019 and in July 2019, 2,020 of those remaining shares were exchanged for shares of Series A-1 Preferred and 875 of those remaining shares were converted into shares of Series B Preferred. Following that time, the Company eliminated the Series A Preferred by filing a Certificate of Elimination with the Delaware Secretary of State.

Each share of Series A Preferred, each share of Series A-1 Preferred, and each share of Series B Preferred (collectively the "preferred shares") is intended to have voting and dividend rights similar to those of one share of common stock. Preferred shares rank senior to common stock with respect to dividends. Holders of the preferred shares will be entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds of the Company legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the preferred shares are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split, or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share to the holders of our preferred stock during 2017 and 2018.

Neither the Series A Preferred, Series A-1 Preferred, nor Series B Preferred is required to be converted into or exchanged for shares of our common stock or any other entity; however, at our sole discretion, we may convert the Series A Preferred shares or Series A-1 Preferred shares into Series B Preferred shares at any time on a one-to-one basis. Until December 15, 2019, we may redeem, at our discretion, the Series A, Series A-1, and Series B Preferred shares for an amount equal to the highest of the following: (1) $15.68 plus any accrued but unpaid dividends, (2) 105% of the average trading price of our common stock during a five-trading-day period and (3) 105% of the average trading price of the series of preferred shares during the same five-day-trading period. In the event of any liquidation, any amount available for distribution to stockholders after payment of all liabilities will be distributed proportionately, with each share of Series A Preferred, each share of Series A-1 Preferred, and each share of Series B Preferred being treated as though it were a share of our common stock.

JonesTrading Sales Agreement

In August 2018, we entered into a sales agreement with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted "at the market" public offerings of our common stock from time to time. Under the sales agreement, JonesTrading, acting as our agent, sold 5,843,147 shares of our common stock resulting in $146.7 million in proceeds, net of $3.3 million of offering costs, including commissions paid to JonesTrading. Of the cumulative amount sold under the sales agreement, we sold shares of common stock for $52.1 million, net of offering expenses (including commissions) during the six months ended June 30, 2019. The average gross price per share of stock sold pursuant to the sales agreement during the six months ended June 30, 2019 was $17.84.

tZERO Tokens

On December 18, 2017, tZERO launched an offering (the "security token offering") of the right to acquire tZERO Preferred Equity Tokens (the "tZERO Security Token") through a Simple Agreement for Future Equity ("SAFE"). The security token offering closed on August 6, 2018 and funded through August 8, 2018, and on October 12, 2018 tZERO distributed the tZERO Security Tokens in settlement of the SAFEs. tZERO Security Token holders have the right to, prior to distributing earnings to tZERO common shareholders, a noncumulative dividend equal to 10% of tZERO's consolidated Adjusted Gross Revenue (as defined by the security token offering documents) for the most recently completed fiscal quarter, if declared by tZERO's Board of Directors, to be paid out of funds lawfully available on a quarterly basis. tZERO Security Token holders are not entitled to participate in any dividends paid to the holders of tZERO's common stock, have no rights to vote, and have no rights to the undistributed earnings of tZERO and are not entitled to any utility functionality as part of the tZERO Security Tokens. Any remaining undistributed earnings or losses of tZERO for a period shall be allocated to the noncontrolling interest held by the tZERO Security Token holders based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed and the effect will be reflected in determining net income/(loss) per share under the two-class method. In the event of any liquidation, dissolution or winding up of tZERO, the tZERO Security Token holders will be entitled to the limited preferential liquidation rights equal to USD $0.10 per token to the extent funds are available.

At December 31, 2018, cumulative proceeds since December 18, 2017 from the security token offering totaling $104.8 million, net of $22.0 million of withdrawals, were classified as a component of noncontrolling interest within our consolidated financial statements. As of December 31, 2018, tZERO incurred $21.5 million of offering costs associated with the security token offering that are classified as a reduction in proceeds within noncontrolling interest of our consolidated financial statements. During the six months ended June 30, 2018, proceeds from the security token offering were $95.9 million, net of $22.0 million of withdrawals. During the six months ended June 30, 2018, tZERO incurred offering costs of $16.5 million.

GSR Agreement

In August 2018, Overstock signed a Token Purchase Agreement with GSR Capital Ltd., a Cayman Islands exempted company ("GSR"). The Token Purchase Agreement sets forth the terms on which GSR had agreed to purchase, for $30 million, on May 6, 2019 or such other date as agreed by the parties, security tokens at a price of $6.67 per security token. On May 8, 2019, the parties executed an Investment Agreement to replace the Token Purchase Agreement under which GSR agreed to purchase 508,710 shares of tZERO common stock, representing approximately 0.5% of the issued and outstanding common stock of tZERO. In exchange, GSR agreed to transfer to tZERO a total $5.0 million in consideration, consisting of $1.0 million U.S. dollars, $1.0 million U.S. dollars' worth of Chinese Renminbi, and securities traded on the Hong Kong Stock Exchange with a market value on the date of the Investment Agreement of $3.0 million U.S. dollars. As of June 30, 2019, GSR had not fully completed the funding by the anticipated closing date as outlined in the Investment Agreement. As of June 30, 2019, GSR had provided $1.0 million of USD, and such amount is included in Accrued liabilities at June 30, 2019. Subsequent to June 30, 2019, GSR provided an additional $1.0 million of USD.

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

10. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including stock options, and restricted stock. Employee accounting applies to awards granted by the Company or subsidiary in the company or subsidiary's shares only to its own employees, respectively. Stock-based compensation expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Overstock restricted stock awards	$4,560	$2,700	$8,428	$5,084
Medici Ventures stock options	307	123	533	134
tZERO equity awards	304	150	195	4,190
Total stock-based compensation expense	$5,171	$2,973	$9,156	$9,408

Overstock restricted stock awards

The Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan provides for the grant of restricted stock units and other types of equity awards of the Company to our officers, board members and employees. These restricted stock awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year, subject to the recipient's continuing service to us. In addition to our traditional equity awards, during the quarter ended March 31, 2019, we granted 502,765 restricted stock awards with a cumulative grant date fair value of $8.6 million which vest over a one-year period.

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

The following table summarizes restricted stock award activity during the six months ended June 30, 2019 (in thousands):

	Six months ended June 30, 2019
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	559	$44.08
Granted at fair value	980	17.80
Vested	(255)	35.48
Forfeited	(92)	20.43
Outstanding—end of period	1,192	$26.14

Medici Ventures stock options

The Medici Ventures, Inc. 2017 Stock Option Plan provides for the grant of options to employees and directors of and consultants to Medici Ventures to acquire up to approximately 9% of the authorized shares of Medici Ventures' common stock. Medici Ventures authorized 1.5 million shares, 900,000 of which are issued and outstanding to Overstock, and 130,000 of which are subject to the 2017 Stock Option Plan. The remaining 470,000 are authorized but unissued. During the six months ended June 30, 2019, Medici Ventures granted 27,350 stock options with a cumulative grant date fair value of $2.4 million which vest over a three-year period.

tZERO equity awards

The tZERO.com 2017 Equity Incentive Plan provides for grant of options to employees and directors of and consultants to tZERO to acquire up to 5% of the authorized shares of tZERO's common stock.

During the six months ended June 30, 2019, tZERO granted awards to acquire 3,103,822 shares of its stock with a cumulative grant date fair value of $453,000 which will be expensed on a straight-line basis over the vesting period of three years. Additionally, during the six months ended June 30, 2019, tZERO granted 245,500 restricted stock awards with a cumulative grant date fair value of $749,000 which will be expensed on a straight-line basis over a cliff vesting period of two years.

11. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Equity method losses	$(2,033)	$(1,031)	$(3,058)	$(1,381)
Impairment of equity securities	(1,256)	—	(4,214)	—
Unrealized gain/(loss) on equity securities	(500)	1,836	(1,118)	1,836
Allowance on notes receivable	(5)	—	(1,242)	—
Gain/(loss) on sale of equity securities	720	—	(258)	—
Other	79	(437)	623	(96)
Total other income (expense), net	$(2,995)	$368	$(9,267)	$359

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

We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the three and six months ended June 30, 2019 and 2018.

The following table summarizes information about reportable segments for three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,
	Retail	tZERO	Other	Total
2019
Revenue, net	$367,475	$5,551	$683	$373,709
Cost of goods sold	294,984	4,143	683	299,810
Gross profit	72,491	1,408	—	73,899
Operating expenses (1)	81,596	11,743	6,338	99,677
Interest and other income (expense), net (2)	40	340	(2,850)	(2,470)
Pre-tax loss	$(9,065)	$(9,995)	$(9,188)	(28,248)
Benefit from income taxes				(622)
Net loss (3)				$(27,626)

2018
Revenue, net	$477,683	$4,890	$560	$483,133
Cost of goods sold	387,252	3,578	560	391,390
Gross profit	90,431	1,312	—	91,743
Operating expenses	149,437	5,927	2,915	158,279
Interest and other income (expense), net (2)	1,624	(36)	(995)	593
Pre-tax loss	$(57,382)	$(4,651)	$(3,910)	(65,943)
Benefit from income taxes				(27)
Net loss (3)				$(65,916)

	Six months ended June 30,
	Retail	tZERO	Other	Total
2019
Revenue, net	$730,100	$10,047	$1,291	$741,438
Cost of goods sold	585,624	7,500	1,291	594,415
Gross profit	144,476	2,547	—	147,023
Operating expenses (1)	166,929	27,297	14,593	208,819
Interest and other income (expense), net (2)	175	(623)	(8,018)	(8,466)
Pre-tax loss	$(22,278)	$(25,373)	$(22,611)	(70,262)
Provision for income taxes				256
Net loss (3)				$(70,518)

2018
Revenue, net	$917,679	$9,742	$1,043	$928,464
Cost of goods sold	734,832	6,977	1,043	742,852
Gross profit	182,847	2,765	—	185,612
Operating expenses	274,969	25,886	5,687	306,542
Interest and other income (expense), net (2)	1,169	417	(1,332)	254
Pre-tax loss	$(90,953)	$(22,704)	$(7,019)	(120,676)
Benefit from income taxes				(304)
Net loss (3)				$(120,372)
__________________________________________

(1)
 — Corporate support costs for three months ended June 30, 2019 have been allocated $9.4 million, $1.3 million, and $2.7 million to Retail, tZERO, and Other, respectively. Unallocated corporate support costs of $1.3 million are included in Other. Corporate support costs for the six months ended June 30, 2019 have been allocated $22.0 million, $3.1 million, and $6.3 million to Retail, tZERO, and Other, respectively. Unallocated corporate support costs of $3.1 million are included in Other.

(2)
 — Excludes intercompany transactions eliminated in consolidation, which consist primarily of service fees and interest. The net amounts of these intercompany transactions were $491,000 and $504,000 for the three months ended June 30, 2019 and 2018 and $907,000 and $2.5 million for the six months ended June 30, 2019 and 2018.

(3)	— Net income (loss) presented for segment reporting purposes is before any adjustments attributable to noncontrolling interests.

For the three and six months ended June 30, 2019 and 2018, substantially all of our revenues were attributable to customers in the United States. At June 30, 2019 and December 31, 2018, substantially all our property and equipment were located in the United States.

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

SpeedRoute and PRO Securities are subject to the SEC's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At June 30, 2019, SpeedRoute had net capital of $780,173, which was $615,124 in excess of its required net capital of $165,049 and SpeedRoute's net capital ratio was 3.17 to 1. At June 30, 2019, PRO Securities had net capital of $59,312 which was $54,312 in excess of its required net capital of $5,000 and PRO Securities net capital ratio was 0.34 to 1. At December 31, 2018, SpeedRoute had net capital of $1,251,579, which was $1,152,854 in excess of its required net capital of $98,725 and SpeedRoute's net capital ratio was 1.2 to 1. At December 31, 2018, PRO Securities had net capital of $13,958, which was $8,958 in excess of its required net capital of $5,000 and PRO Securities net capital ratio was 2 to 1.

SpeedRoute and PRO Securities did not have any securities owned or securities sold, not yet purchased at June 30, 2019 and December 31, 2018, respectively.

14. SUBSEQUENT EVENTS

On July 30, 2019, we announced that our Board of Directors declared a dividend (the "Dividend") payable in shares of our Series A-1 Preferred Stock. The record date for the Dividend will be September 23, 2019, and the payment date for the Dividend will be November 15, 2019. The Dividend will be payable at a ratio of 1:10, meaning that one share of Series A-1 will be issued for every ten shares of common stock, Series A-1 or Voting Series B Preferred Stock held by all holders of such shares as of the record date. Existing Series A-1 shares can currently be traded on the PRO Securities ATS operated by PRO Securities, LLC, a subsidiary of Overstock.com. The Series A-1 shares to be issued in the dividend are anticipated to be subject to restrictions on resales under federal and state securities laws.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
This Report on Form 10-Q and the documents incorporated herein by reference, as well as our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of the federal securities laws. These statements relate to our financial condition, liquidity, results of operations, earnings outlook and prospects. You can find many of these statements by looking for words such as "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "continue," "contemplate," "seek," "assume," "believe," "intend," "plan," "forecast," "goal," "estimate," or other similar expressions which identify these forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and business, and on management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to assumptions, risks and uncertainties that are difficult to predict, and that actual results may be materially different from the results expressed or implied by any of our forward-looking statements.
Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly any revisions to any forward-looking statements made or incorporated by reference in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the risks set forth in the "Risk Factors" section of this report, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018, and the risks described in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019. Our forward-looking statements include all statements other than statements of historical fact including, without limitation, all statements regarding:

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

•	the competition we currently face and anticipate;

•	the effects of current and future government regulation;

•	our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans for further changes to our business;

•	our expectations regarding our emphasis on home and garden product offerings;

•	our expectations regarding our shipping costs and timing of shipments;

•	our expectations regarding our potential liabilities or exposure to claims under Delaware's Abandoned Property Law;

•	our expectations regarding the actual costs of our employees' health insurance claims for which we may be liable; and

•	our other statements about the anticipated benefits and risks of our business and plans.
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

•
our ability to reach a definitive agreement, enforce definitive agreements already entered, or complete a capital raising transaction for tZERO on the terms contemplated by the previously-disclosed memorandum of understanding and/or binding agreements we signed with GSR Capital and Makara Capital;

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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above or elsewhere in this report and the risks described in our Report on Form 10-K for the year ended December 31, 2018 and the risks described in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 filed with the SEC, especially under the headings "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement in this report. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.
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

Our Retail Business

Our retail business, through June 30, 2019, generated nearly all of our net revenues. In our retail business, our goal is to provide goods to furnish and accessorize "dream homes" for our target customers—consumers who seek quality, stylish merchandise at bargain prices. At June 30, 2019, we offered 3.4 million products (9.4 million SKUs), of which over 99% were in-line products (products in active production), including more than 30,000 private label products offered under twelve private label brands. We believe that the furniture and home goods market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales, particularly as Millennial consumers (defined as those aged 20-36), who are generally comfortable shopping online, start families and move into new homes. We regularly change our product assortment to meet the evolving preferences of our customers and current trends. Our products include, among others, furniture, home décor including rugs, bedding and bath, home improvement, and kitchen items. We compete primarily based on:

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

For the quarter ended June 30, 2019, nearly all our retail sales through our Website were from transactions in which we fulfilled orders through our network of approximately 4,000 third-party manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. Our retail sales also includes direct sales of our own inventory shipped from our warehouses, including some customer returns of partner products.

During the quarters ended June 30, 2019, 2018 our sales were almost entirely to customers located in the United States and no single customer accounted for more than 1% of our total net revenue.

Additional Offerings

We offer additional products or services that may complement our primary retail offerings, but are not significant to our retail revenues. These include:

•	Our international business where we offer products to customers outside the United States using third-party logistics providers;

•	Worldstock Fair Trade, a store within our Website that offers handcrafted products made by artisans all over the world to help improve the lives of people in emerging economies;

•	Pet Adoptions, a free service and portal within our Website that leverages our technology to display pets available for adoption from shelters across the United States;

•
Overstock Hotels, a free service and portal within our Website that enables customers to search and book hundreds of thousands of properties worldwide, including big box brands, modern boutiques, and more;

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

Our Medici Business

Medici Ventures

Medici Ventures' strategy is to develop and advance the concepts of "Government as a Service" and a "Technology Stack for Civilization" by creating or fostering a set of products and solutions that leverage blockchain technology to generate efficiencies and increase security and control in six areas of civilizational necessity: identity management, property rights and management, central banking and currencies, capital markets, supply chains and commerce, and voting systems. A blockchain is a cryptographically secured, distributed infrastructure, or network, which may be accessed and, in some cases, maintained by each member of the network. Medici Ventures has a team of approximately 41 software engineers, developers and other technologists who work in blockchain development and deployment and enterprise level software development and deployment. Medici Ventures provides the services of its software engineers, developers, or other technologists to other blockchain companies. Medici Ventures also owns strategic minority equity interests in several blockchain-related companies, each of which focuses on at least one of the Government as a Service or Technology Stack for Civilization areas mentioned above. Medici Ventures takes an active interest in and holds seats on the boards of some of these companies. These companies include technology companies whose focuses include commercial blockchain applications for identity and social media, property and land, money and banking, capital markets, supply chain, and voting. All of the companies in which Medici Ventures holds strategic equity interests are startup businesses, businesses in the development stage, or businesses with a short operating history. The majority of Medici Ventures' business is its 80% interest in tZERO, which, as described below, is a financial technology company pursuing potential financial applications for blockchain technologies.

tZERO

tZERO is a financial technology company pursuing financial applications utilizing blockchain technologies as well as non-blockchain technologies. tZERO’s primary focus at present is on its recent launch of a facility for the trading of digital security tokens on an Alternative Trading System ("ATS") and on its joint venture with BOX Digital Markets LLC ("BOX Digital") intended to develop a U.S. national securities exchange (the "Exchange") with regulatory approvals that would enable the Exchange to trade digital securities.

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

Revenue decreased 23% in Q2 2019 compared to Q2 2018. This decrease was primarily due to decreased product sales that resulted from a significant reduction in sales and marketing activities, which was part of our effort to return to retail profitability. In January 2018, we shifted our retail strategy to aggressively pursue revenue growth and new customers with a large increase in sales and marketing expenses. We discontinued this strategy in August 2018 and have returned to a disciplined approach to marketing.

Gross profit in Q2 2019 decreased 19% compared to Q2 2018 primarily due to the decrease in net revenue in the retail business, partially offset by an increase in gross margin. Gross margin increased to 19.8% in Q2 2019, compared to 19.0% in Q2 2018. The increase in gross margin was primarily due to decreased product costs and decreased promotional activities, including coupons and site sales, due to our driving a lower proportion of our sales using such promotions. These decreases in gross margin components were partially offset by increased freight costs.

Sales and marketing expenses as a percentage of revenue decreased from 19.5% to 9.2% in Q2 2019 as compared to Q2 2018, primarily due to our return to our historical focus on operational efficiency as we have shifted away from our aggressive retail marketing strategy from early 2018. As part of this effort, we significantly reduced spending in the sponsored search, display ads on social media, and television marketing channels.

Technology expenses in Q2 2019 increased $730,000 compared to Q2 2018 primarily due to a $678,000 increase in technology licenses and maintenance costs.

General and administrative expenses in Q2 2019 increased $524,000 compared to Q2 2018, primarily due to a $6.0 million decrease in cryptocurrency gains from our Q2 2018 sale of cryptocurrency received during the tZERO security token offering (which gains offset our overall General and administrative expenses in Q2 2018), with no similar gains from such activity in Q2 2019. In addition, we had a $1.0 million increase in staff-related expenses and a $722,000 increase in corporate insurance costs. These increases were partially offset by a $3.6 million decrease in legal fees, a $2.7 million decrease in consulting expenses, and a $1.2 million decrease in travel expenses.

Liquidity

Our consolidated cash and cash equivalents balance decreased from $141.5 million as of December 31, 2018 to $121.3 million, as of June 30, 2019, a decrease of $20.2 million, primarily as the result of cash outflows from operating activities of $65.9 million for the six months ended June 30, 2019, which was partially offset by cash inflows from the sale of common stock under our "at the market" sales agreement with JonesTrading of $52.1 million, net of offering costs (including commissions) during the first half of 2019.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Retail	98.3%	98.9%	98.5%	98.8%
Other	1.7	1.1	1.5	1.2
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Retail	78.9	80.2	79.0	79.1
Other	1.3	0.9	1.2	0.9
Total cost of goods sold	80.2	81.0	80.2	80.0
Gross profit	19.8	19.0	19.8	20.0
Operating expenses:
Sales and marketing	9.2	19.5	9.2	18.5
Technology	8.9	6.7	9.3	6.9
General and administrative	8.6	6.5	9.7	7.7
Total operating expenses	26.7	32.8	28.2	33.0
Operating loss	(6.9)	(13.8)	(8.3)	(13.0)
Interest and other income (expense), net	(0.7)	0.1	(1.1)	—
Loss before income taxes	(7.6)	(13.6)	(9.5)	(13.0)
Provision (benefit) from income taxes	(0.2)	—	—	—
Consolidated net loss	(7.4)%	(13.6)%	(9.5)%	(13.0)%

Comparisons of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018, and Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

Revenue

The following table reflects our net revenues for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue, net
Retail	$367,475	$477,683	$(110,208)	(23.1)%	$730,100	$917,679	$(187,579)	(20.4)%
Other	6,234	5,450	784	14.4%	11,338	10,785	553	5.1%
Total revenue, net	$373,709	$483,133	$(109,424)	(22.6)%	$741,438	$928,464	$(187,026)	(20.1)%

The 23% decrease in total net revenue for the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to decreased product sales that resulted from a significant reduction in sales and marketing activities, which was part of our effort to return to retail profitability. In January 2018, we shifted our retail strategy to aggressively pursue revenue growth and new customers with a large increase in sales and marketing expenses. We discontinued this strategy in August 2018 and have returned to a disciplined approach to marketing.

The 20% decrease in total net revenue for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to decreased product sales that resulted from a significant reduction in sales and marketing activities, which was part of our effort to return to retail profitability, as described above.

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

International net revenues were less than 3% of total net revenues for each of the three and six months ended June 30, 2019 and 2018.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(14,800)	$(2,550)
1	$(5,941)	$(1,006)
As reported	As reported	As reported
-1	$5,074	$864
-2	$9,834	$1,682

Gross profit and gross margin

Our overall gross margins fluctuate based on changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue, net
Retail	$367,475	$477,683	$(110,208)	(23.1)%	$730,100	$917,679	$(187,579)	(20.4)%
Other	6,234	5,450	784	14.4%	11,338	10,785	553	5.1%
Total net revenue	$373,709	$483,133	$(109,424)	(22.6)%	$741,438	$928,464	$(187,026)	(20.1)%
Cost of goods sold
Retail	$294,984	$387,252	$(92,268)	(23.8)%	$585,624	$734,832	$(149,208)	(20.3)%
Other	4,826	4,138	688	16.6%	8,791	8,020	771	9.6%
Total cost of goods sold	$299,810	$391,390	$(91,580)	(23.4)%	$594,415	$742,852	$(148,437)	(20.0)%
Gross Profit
Retail	$72,491	$90,431	$(17,940)	(19.8)%	$144,476	$182,847	$(38,371)	(21.0)%
Other	1,408	1,312	96	7.3%	2,547	2,765	(218)	(7.9)%
Total gross profit	$73,899	$91,743	$(17,844)	(19.4)%	$147,023	$185,612	$(38,589)	(20.8)%

Gross margins for the past six quarterly periods and fiscal year ending 2018 were:

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	FY 2018	Q1 2019	Q2 2019
Retail	21.0%	18.9%	19.5%	17.9%	19.3%	19.9%	19.7%
Other	27.2%	24.1%	33.1%	26.8%	27.6%	22.3%	22.6%
Combined	21.1%	19.0%	19.7%	18.0%	19.4%	19.9%	19.8%

Gross profit for the three months ended June 30, 2019 decreased 19% compared to the same period in 2018 primarily due to the decrease in net revenue in the retail business, partially offset by an increase in gross margin. Gross margin increased to 19.8% for the three months ended June 30, 2019, compared to 19.0% for the same period in 2018. The increase in gross margin was primarily due to decreased product costs and decreased promotional activities, including coupons and site sales, due to our driving a lower proportion of our sales using such promotions. These decreases in gross margin components were partially offset by increased freight costs.

Gross profit for the six months ended June 30, 2019 decreased 21% compared to the same period in 2018 primarily due to the decrease in net revenue in the retail business, and a decrease in gross margin. Gross margin decreased to 19.8% for the six months ended June 30, 2019, compared to 20.0% for the same period in 2018. The decrease in gross margin was primarily due to increased freight costs, partially offset by decreased promotional activities, including coupons and site sales, due to our driving a lower proportion of our sales using such promotions.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
Total revenue, net	$373,709	100%	$483,133	100%	$741,438	100%	$928,464	100%
Cost of goods sold
Product costs and other cost of goods sold	283,502	76%	371,841	77%	560,719	76%	705,361	76%
Fulfillment and related costs	16,308	4%	19,549	4%	33,696	5%	37,491	4%
Total cost of goods sold	299,810	80%	391,390	81%	594,415	80%	742,852	80%
Gross profit	$73,899	20%	$91,743	19%	$147,023	20%	$185,612	20%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs increased slightly during the three and six months ended June 30, 2019 as compared to the same period in 2018.

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

The following table reflects our sales and marketing expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing expenses	$34,560	$94,416	$(59,856)	(63.4)%	$68,037	$171,630	$(103,593)	(60.4)%
Sales and marketing expenses as a percent of net revenues	9.2%	19.5%			9.2%	18.5%

The 63% decrease in sales and marketing expenses for the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to our return to our historical focus on operational efficiency as we have shifted away from our aggressive retail marketing strategy from early 2018. As part of this effort, we significantly reduced spending in the sponsored search, display ads on social media, and television marketing channels.

The 60% decrease in sales and marketing expenses for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to our shift in retail marketing strategy, as described above.

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

The following table reflects our technology expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Technology expenses	$33,153	$32,423	$730	2.3%	$68,586	$63,717	$4,869	7.6%
Technology expenses as a percent of net revenues	8.9%	6.7%			9.3%	6.9%

The $730,000 increase in technology costs for the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a $678,000 increase in technology licenses and maintenance costs.

The $4.9 million increase in technology costs for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a $2.9 million increase in staff-related costs, a $1.4 million increase in technology licenses and maintenance costs, and an $834,000 increase in consulting expenses.

General and administrative expenses

The following table reflects our general and administrative expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative expenses	$31,964	$31,440	$524	1.7%	$72,196	$71,195	$1,001	1.4%
General and administrative expenses as a percent of net revenues	8.6%	6.5%			9.7%	7.7%

The $524,000 increase in general and administrative expenses for the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a $6.0 million decrease in cryptocurrency gains due to our Q2 2018 sale of cryptocurrency received during the tZERO security token offering, with no similar activity in Q2 2019. In addition, we had a $1.0 million increase in staff-related expenses and a $722,000 increase in corporate insurance costs. These increases were partially offset by a $3.6 million decrease in legal fees, a $2.7 million decrease in consulting expenses, and a $1.2 million decrease in travel expenses.

The $1.0 million increase in general and administrative expenses for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a $2.2 million increase in staff-related costs, a $1.4 million increase in corporate insurance costs, and a $1.0 million increase in audit and tax preparation fees. These increases were partially offset by a $1.6 million decrease in travel expenses, a $1.1 million decrease in legal fees, and a $1.0 million decrease in cryptocurrency losses.

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of goods sold - direct	$171	$83	$346	$167
Technology	4,892	5,296	10,067	10,772
General and administrative	1,277	1,023	2,501	2,044
Total depreciation	$6,340	$6,402	$12,914	$12,983

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Technology	$938	$895	$1,791	$1,650
Sales and marketing	16	204	32	323
General and administrative	170	34	(659)	78
Total amortization of intangible assets other than goodwill	$1,124	$1,133	$1,164	$2,051

Stock-based compensation expense

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of goods sold — direct	$54	$41	$101	$111
Sales and marketing	533	315	974	1,188
Technology	1,670	621	2,897	1,142
General and administrative	2,914	1,996	5,184	6,967
Total stock-based compensation	$5,171	$2,973	$9,156	$9,408

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2019 was $(3.0) million as compared to $368,000 for the three months ended June 30, 2018. The decrease was primarily due to a $3.7 million increase in non-cash losses on equity holdings and other assets.

Other income (expense), net for the six months ended June 30, 2019 was $(9.3) million as compared to $359,000 for the six months ended June 30, 2018. The decrease was primarily due to a $10.1 million increase in non-cash losses on equity holdings and other assets.

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

Our expense/(benefit) for income taxes for the three and six months ended June 30, 2019 and 2018 was $(622,000) and $(27,000) and $256,000 and $(304,000), respectively. The effective tax rate for the six months ended June 30, 2019 and 2018 was (0.4)% and 0.3%, respectively. Our low effective tax rate is primarily attributable to the valuation allowance we are maintaining on our net deferred tax assets.

We have indefinitely reinvested foreign earnings of $1.6 million at June 30, 2019. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

We are subject to taxation in the United States and several state and foreign jurisdictions. Tax years beginning in 2014 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. An audit by the Ireland Revenue Agency for the calendar year 2016 was finalized during 2019 with no assessment. For additional information see Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, Income taxes.

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

The following table reflects our total net revenues for each of the quarters in 2019, 2018 and 2017 (in thousands):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2019	$367,729	$373,709	$	N/A	$	N/A
2018	445,331	483,133		440,580		452,548
2017	432,435	432,024		424,007		456,290

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents. At June 30, 2019, we had cash and cash equivalents of $121.3 million. Our ability to access the liquidity of our subsidiaries may be limited by tax and legal considerations and other factors.

Cash flow information is as follows (in thousands):

	Six months ended June 30,
	2019	2018
Cash provided by (used in):
Operating activities	$(65,852)	$(70,579)
Investing activities	(3,115)	(64,650)
Financing activities	49,760	84,255

In August 2018, we entered into a sales agreement with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted "at the market" public offerings of up to $150 million of our common stock. As of June 30, 2019, we had sold 5,843,147 shares of our common stock pursuant to the sales agreement and have received $146.7 million in proceeds, net of $3.3 million of offering costs, including commissions paid to JonesTrading. During the six months ended June 30, 2019, we sold shares of common stock for $52.1 million, net of offering expenses (including commissions). The average gross price per share of stock sold pursuant to the sales agreement during the six months ended June 30, 2019 was $17.84. No additional shares are currently available under the sales agreement. We cannot assure you that we will be able to replace, extend, or modify this facility on acceptable terms in a timely manner or at all.

Contemplated Financing Transactions

In August 2018, Overstock signed a Token Purchase Agreement with GSR Capital Ltd., a Cayman Islands exempted company ("GSR"), and a term sheet contemplating a sale of Overstock common stock to GSR. The Token Purchase Agreement sets forth the terms on which GSR had agreed to purchase, for $30 million, on May 6, 2019 or such other date as agreed by the parties, security tokens at a price of $6.67 per security token. On May 8, 2019, the parties executed an Investment Agreement to replace the Token Purchase Agreement under which GSR agreed to purchases 508,710 shares of tZERO common stock, representing approximately 0.5% of the issued and outstanding Common Stock of tZERO. In exchange, GSR agreed to transfer to tZERO a total $5.0 million in consideration, consisting of $1.0 million U.S. dollars, $1.0 million U.S. dollars' worth of Chinese Renminbi, and securities traded on the Hong Kong Stock Exchange with a market value on the date of the Investment Agreement of $3.0 million U.S. dollars. As of June 30, 2019, GSR had not fully completed the funding outlined by the anticipated close date as outlined in the Investment Agreement. As of June 30, 2019, GSR had provided $1.0 million of USD, and such amount is included in Accrued liabilities at June 30, 2019. Subsequent to June 30, 2019, GSR provided an additional $1.0 million of USD, and the parties remain in discussion regarding the delivery of the $3.0 million of securities consideration.

Upon full payment under the Investment Agreement, tZERO expects to issue the shares of its common stock and the amounts included in Accrued liabilities will be reflected as Noncontrolling interest.

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

The $65.9 million of net cash used in operating activities during the six months ended June 30, 2019 was primarily due to consolidated net loss of $70.5 million and cash used by operating assets and liabilities of $31.6 million, which were partially offset by certain non-cash items including depreciation and amortization expense, including amortization of right-of-use assets, of $18.5 million, stock-based compensation of $9.2 million, and impairments recognized on equity securities of $4.2 million.

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

Cash flows from investing activities

For the six months ended June 30, 2019, investing activities resulted in net cash outflows of $3.1 million primarily due to $10.6 million of expenditures for property and equipment, $2.5 million purchase of equity securities, and $2.0 million disbursement of notes receivable, partially offset by $7.1 million for the sale of equity securities and $4.9 million of cash acquired through a business combination that was funded at the end of the fourth quarter of 2018 but closed in the first quarter of 2019.

For the six months ended June 30, 2018, investing activities resulted in net cash outflows of $64.7 million primarily due to $29.6 million investment in equity securities, $12.9 million acquisition of business, net of cash acquired, $12.7 million of expenditures for property and equipment, and $9.2 million purchase of intangible assets.

Cash flows from financing activities

For the six months ended June 30, 2019, financing activities resulted in net cash inflows of $49.8 million primarily due to $52.1 million of net proceeds from the sale of common stock under the at the market offering, partially offset by $1.3 million of taxes withheld upon vesting of restricted stock.

For the six months ended June 30, 2018, financing activities resulted in net cash inflows of $84.3 million primarily due to $78.4 million net proceeds from our security token offering, $50.6 million proceeds from the exercise of stock warrants, partially offset by a $40.0 million repayment of long-term debt and $4.5 million of taxes withheld upon vesting of restricted stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2019 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$4,732	$9,385	$9,833	$9,826	$8,985	$22,774	$65,535
Purchase obligations	104	—	—	—	—	—	104
Technology services	1,019	1,699	—	—	—	—	2,718
High Bench Senior Credit Agreement	3,108	—	—	—	—	—	3,108
Total contractual cash obligations	$8,963	$11,084	$9,833	$9,826	$8,985	$22,774	$71,465

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations. During the three months ended June 30, 2019, we renewed a lease for one of our warehouses and entered into a new office lease that increased our future operating lease payments by $11.9 million.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at June 30, 2019. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Technology services

From time to time we enter into long-term contractual agreements for technology services and finance leases for equipment included in such service agreements.

High Bench Senior Credit Agreement

We are party to a financing agreement acquired in connection with our acquisition of Mac Warehouse, LLC which, at the time of the acquisition, was due on April 18, 2020 (see Borrowings below). The amounts presented reflect our related principal payments. During July 2019, we repaid the entire outstanding balance of the High Bench Loan.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of June 30, 2019, accrued tax contingencies were $1.6 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Borrowings

High Bench Senior Credit Agreement

On June 25, 2018, we became party to a senior credit agreement, as amended, with High Bench-Mac Warehouse-Senior Debt, LLC (the "High Bench Loan"), in connection with our acquisition of Mac Warehouse, LLC. Under the amended agreement, at the time of the acquisition, the loan carried an annual interest rate of 11.0% and a default rate of 18.0%, and was subject to monthly interest only payments with the remaining principal amount and any then unpaid interest due and payable on April 18, 2020. At the time of the acquisition, the High Bench Loan was subject to mandatory prepayment under certain circumstances, and was prepayable at our election at any time without penalty or premium. There were no financial covenants associated with the High Bench Loan. At June 30, 2019, our outstanding balance on the High Bench Loan was $3.1 million. During July 2019, we repaid the entire outstanding balance of the High Bench Loan.

Letters of credit

At June 30, 2019 and December 31, 2018, letters of credit totaling $205,000 and $280,000, were issued on our behalf collateralized by compensating cash balances held at a bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

Commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2019, $64,000 was outstanding and $936,000 was available under the Purchasing Card. At December 31, 2018, $48,000 was outstanding and $952,000 was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors.

Transactions with Related Parties

Our related party Transactions include our recent acquisition of Bitsy, Inc. as discussed in Item 1 of Part I, "Financial Statements (Unaudited)"—Note 3. Business Combinations, contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

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

The Token Trading System launched in January 2019 is subject to or affected by numerous laws and regulations. The Token Trading System relies on the PRO Securities ATS, which is subject to Regulation ATS as well as other regulations, and which utilizes the tZERO Platform, partnering with broker-dealers that are also subject to regulation by the SEC and FINRA, in order to facilitate private resales of tZERO Security Tokens to accredited investors in reliance upon an exemption from registration under Section 4(a)(7) of the Securities Act and current trading of our outstanding Series A-1 Preferred. Secondary resales of our Series A-1 Preferred to be issued in connection with the Dividend will need to be conducted in compliance with federal and state securities laws. The joint venture that tZERO and BOX Digital announced in June 2018 is seeking regulatory approvals that would enable the parties to operate a national securities exchange to trade security tokens. A national securities exchange, which will require approval from the U.S. Securities and Exchange Commission prior to beginning operations, will be subject to provisions of the Securities Exchange Act of 1934 and regulation substantially greater than that applicable to tZERO's current operations. In addition, depending on the digital assets traded, the U.S. Commodity Futures Trading Commission may consider the assets to be commodities or derivatives and subject to additional regulation. Certain aspects of our Medici business, including Bitsy's operations which were subsequently acquired by tZERO, are or may be subject to the state and federal laws and regulations applicable to money service businesses, including the requirements of FinCEN.

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

At June 30, 2019, we had $121.3 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.2 million on our earnings or loss, or the cash flows of these instruments.

At June 30, 2019, letters of credit totaling $205,000 were outstanding under collateralized compensating cash balances held at our bank. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $2,000 on our earnings or loss if the letters of credit were fully drawn.

At June 30, 2019, we had cryptocurrency-denominated assets totaling $2.3 million. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $23,000 on our earnings or loss, or the recorded value of these instruments. It is generally not our policy to hold material amounts of cryptocurrency because of volatility and market risk.

At June 30, 2019, our recorded value in equity securities in public and private companies was $43.8 million. Our equity securities in publicly traded companies represent $1.5 million of our equity securities as of June 30, 2019, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity securities in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the equity security and, if the fair value is less than carrying value, we write down the equity security to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Beginning January 1, 2019, we implemented ASU 2016-02, Leases (Topic 842). In connection with its adoption, we implemented changes to our processes and internal control activities over financial reporting to ensure compliance with the new accounting and disclosure rules.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, as well as the risk factors described in our Form 10-K for the year ended December 31, 2018, and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2018.

If we fail to comply with ongoing Nasdaq listing standards and corporate governance requirements, we could be subject to de-listing.

Our common stock is currently listed on the Nasdaq Global Market. In order to maintain this listing, we are required to comply with various continued listing standards, including corporate governance requirements, set forth in the Nasdaq Listing Rules. These standards and requirements include an obligation to maintain a Board of Directors, a majority of whom are deemed to be independent and that we maintain an Audit Committee consisting of at least three independent Board Members. Our Board of Directors currently has five members, three of whom are deemed independent, and our Audit Committee consists of these three independent directors. If one of our independent directors should cease to be on the Board, we would no longer have a majority of independent Directors on our Board and our Audit Committee would no longer have at least three independent directors. If such a scenario was not rectified in accordance with applicable Nasdaq Listing Rules, we could become subject to Nasdaq delisting procedures.

Future sales of our common or preferred stock may depress our stock price.

Sales of a substantial number of shares of our common stock or our preferred stock in the public market or otherwise, by us or by a significant stockholder, could depress the trading price of our common or preferred stock and impair our ability to raise capital through the sale of additional equity securities.

In addition, we may issue additional shares of our common or preferred stock from time to time in the future in amounts that may be significant. The sale of substantial amounts of our common or preferred stock, or the perception that these sales may occur, could adversely affect the trading prices of either or both of these securities.

Additional Risks Relating to Our tZERO Initiatives

Our ownership in tZERO is below the threshold required to permit us to use its losses to offset taxable income generated by the rest of our U.S. business and is below the threshold required to effect a tax-free spin-off.

Due to our ownership percentages of both tZERO common stock and tZERO Security Tokens, we own less than the required percentage to file a federal consolidated income tax return. tZERO therefore files a separate federal tax return from the rest of our U.S. domestic operations, and as a result, certain tax attributes, such as federal net operating losses and tax credits, generated by tZERO are not available to offset taxable income generated by the rest of our U.S. domestic operations, and vice versa. Additionally, among other gating factors, our ownership percentage is also currently below the level required to effect a tax-free spin-off of tZERO, and therefore, at this time we do not believe that a tax-free spin-off of the tZERO business is a viable option.

tZERO Crypto’s business may be limited in certain jurisdictions if it is unable to timely receive certain licenses it is in process of obtaining or due to the regulations applicable to it.

tZERO’s subsidiary Bitsy, Inc., which does business as, and which we refer to in this discussion as tZERO Crypto, is applying for licenses to operate as a money transmitter (or its equivalent) in most states and has, as of July 31, 2019, obtained such licenses in a majority of states. tZERO Crypto has also registered with FinCEN. There can be no assurance that tZERO Crypto will be able to obtain money transmitter licenses on a timely basis in states where they have not already been obtained, or that they will be obtained at all, which may limit the services tZERO Crypto is able to offer in certain jurisdictions or require potential product changes.

Additionally, as a licensed money transmitter and due to its registration with FinCEN, tZERO Crypto is subject to obligations and restrictions with respect to various anti-money laundering, know-your-customer, record-keeping, reporting and capital and bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies. In the future, as a result of the regulations applicable to tZERO Crypto’s business, it may be subject to additional liability, including governmental fines, restrictions on its business, or other sanctions, and it could be forced to cease conducting certain aspects of its business with residents of certain jurisdictions, be forced to otherwise change it business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals.

The occurrence of any of the foregoing could have a material adverse effect on tZERO’s operations and financial condition and a material adverse effect on us.

tZERO Crypto operates a digital wallet and exchange services application which subjects it to a variety of risks.

tZERO Crypto’s primary business is a mobile application that allows consumers to buy, sell and hold various supported cryptocurrencies. Certain aspects of this business are heavily regulated and may require tZERO Crypto to register or obtain licenses in order to conduct its business. Additionally, regulations related to digital assets such as cryptocurrencies vary significantly among jurisdictions and are subject to significant uncertainty. Any failure by tZERO Crypto to satisfy applicable licensing requirements, adequately comply with applicable regulation or account for a regulatory change may subject it to a variety of adverse consequences including an increase in costs related to compliance or operational changes, reputational harm and regulatory penalties.

Security breaches, computer malware and other computer hacking attacks are of concern to businesses that interact with cryptocurrencies. While tZERO Crypto wallet users hold their cryptocurrency directly on their mobile devices (as opposed to being held in custody by tZERO Crypto), tZERO Crypto holds a limited cryptocurrency inventory on hand to facilitate its exchange services and has access to customer information. As a result, tZERO Crypto is subject to risk of cyber-attacks, which involve efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, the inadvertent transmission of computer viruses or other malware, other forms of malicious attacks, or via other means, including phishing attacks, or malfeasance or negligent acts of our personnel any of which could result in loss of cryptocurrency, unauthorized access to customer information and the resulting legal or financial exposures or the unexpected unavailability of tZERO Crypto’s services.

Additionally, the prices of cryptocurrencies and other digital assets tZERO Crypto may hold in limited amounts for operational purposes have historically been subject to dramatic fluctuations and are highly volatile. This may subject tZERO Crypto to significant cryptocurrency price volatility risk.

The occurrence of any of the foregoing could have a material adverse effect on tZERO’s operations and financial condition and a material adverse effect on us.

tZERO Markets may not receive the regulatory approval it requires to operate its anticipated business.

In May 2019, tZERO formed a new subsidiary, Zoro Securities, LLC, dba tZERO Markets ("tZERO Markets"), in order to offer certain brokerage and investment banking services for traditional equities and digital securities. tZERO Markets has applied for regulatory approval to permit it to offer such services, including by filing a Form BD and New Member Application with FINRA.

The application of federal securities law, FINRA rules and other bodies of law to digital assets is subject to significant uncertainty and likely to rapidly evolve as government agencies take greater interest in them. As a result, there may be delay in the receipt of the regulatory approvals tZERO Markets requires to operate, if they are received at all. In the event tZERO Markets is not able to receive the regulatory approvals it requires to provide the services it intends or there is significant delay in tZERO Markets’ receipt of such approvals it may be forced to revise its business plan. Any such revision could have a material adverse effect on tZERO’s operations and financial condition and a material adverse effect on us.

tZERO Markets intends to be registered as a broker-dealer and would be subject to extensive regulation.

tZERO Markets has applied for regulatory approvals to allow it to conduct certain brokerage and investment banking activities. If these approvals are received, tZERO Markets will become a registered broker-dealer under the Exchange Act and a member of FINRA and will be subject to regulation, examination, investigation and disciplinary action by the SEC, FINRA and other governmental authorities and self-regulatory organizations with which it becomes registered or licensed or of which it becomes a member. In addition, as tZERO Markets intends to provide broker-dealer services that tZERO’s other broker-dealer subsidiaries have not historically provided, certain of these legal and regulatory requirements will be new to tZERO.

Any failure of tZERO Markets to comply with all applicable rules and regulations or satisfy FINRA, the SEC, or any other regulatory authority with which it must comply could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

Additional Risks Related Primarily to our Series A-1 Preferred Stock

Our Series A-1 Preferred shares are substantially different from other securities traded in the U.S. public markets and are subject to a variety of unusual restrictions and material risks.

Our Series A-1 Preferred can trade only on the PRO Securities ATS utilizing the tZERO Platform. Trades of the Series A-1 Preferred settle on the trade date. The Series A-1 Preferred is not and will not be listed on any securities exchange or any other market of any kind. The Series A-1 Preferred may at times be illiquid, and it may at times be very difficult to sell any shares of the Series A-1 Preferred.

The technology on which the tZERO Platform depends has been developed by our majority-owned subsidiary, tZERO, and is licensed by its subsidiary, PRO Securities, and the Series A-1 Preferred depends on both tZERO and PRO Securities, neither of which has substantial resources.

tZERO is a majority-owned subsidiary of ours and owns 100% of the equity interest in PRO Securities. tZERO licenses the tZERO Platform to PRO Securities, and PRO Securities operates the PRO Securities ATS. Neither tZERO nor PRO Securities has substantial resources or any commitment from any person, including the Company, to contribute additional capital or to make any loan to either of them. If any one or more of the Company, tZERO or PRO Securities were unable to fund its operations in the future, or if any one or more of them were to become the subject of a bankruptcy or other insolvency proceeding, PRO Securities might be unable to continue to operate the tZERO Platform, and the Series A-1 Preferred could be materially adversely affected. In any such event, or if the PRO Securities ATS or the tZERO Platform were to be unable to operate as a result of intellectual property issues or fail to operate as intended for any other reason, holders of our capital stock, including the Series A-1 Preferred, could lose their entire investment in our capital stock, including all amounts invested in the Series A-1 Preferred.

Transactions involving the Series A-1 Preferred could result in errors, which may be impossible to correct.

Some transactions in the Series A-1 Preferred could require manual intervention, which could result in errors, and because trades on in the Series A-1 Preferred settle on the trade date, it may be impossible to correct any error, regardless of the source of the error, which could have a material adverse effect on holders of Series A-1 Preferred.

The Series A-1 Preferred depends on Computershare as the transfer agent for the Series A-1 Preferred.

Computershare serves as the transfer agent for the Series A-1 Preferred. If Computershare were unable or unwilling for any reason to serve as such, trading in the Series A-1 Preferred would be impossible unless we were able to substitute another transfer agent, which would have a material adverse effect on the holders of the Series A-1 Preferred.

The potential application of U.S. laws regarding traditional investment securities to the Series A-1 Preferred is unclear.

Because of the differences between the Series A-1 Preferred and traditional investment securities, there is a risk that issues that might easily be resolved by existing law if traditional securities were involved may not be easily resolved for the Series A-1 Preferred. The occurrence of any such issue or dispute could have a material adverse effect on the holders of Series A-1 Preferred.

The potential application of U.S. laws regarding virtual currencies and money transmission to PRO Securities' use of the Ethereum blockchain is unclear.

The tZERO Platform uses the Ethereum blockchain for certain purposes. None of the parties involved in the operation of the tZERO Platform is licensed under the virtual currency or money transmission regulations of any state in the United States or registered with FinCEN. If any regulatory authority were to assert that the operation of the tZERO Platform requires such licensing or registration, it could have a material adverse effect on the holders of the Series A-1 Preferred.

We have the right to convert the outstanding shares of Series A-1 Preferred into shares of Series B Preferred at any time.

We have the right to convert the Series A-1 Preferred into Series B Preferred at any time, and the terms of the Series B Preferred may be amended at any time without the consent of the holders of the Series A-1 Preferred. Any such conversion and any such amendment of the Series B Preferred could have a material adverse effect on holders of Series A-1 Preferred.

The restrictions on the tax reporting of holder's cost basis in shares of Series A-1 Preferred will not allow normal tax planning in the sale of shares of Series A-1 Preferred and may result in disadvantageous tax consequences to a seller of Series A-1 Preferred.

Only one method of cost basis reporting (the first-in, first-out, or FIFO, method) is available for the Series A-1 Preferred. As a result, sellers of Series A-1 Preferred may be required to pay more tax on their sales or to pay taxes earlier than if other normal methods of cost basis reporting had been available, which could have a material adverse effect on the holders of Series A-1 Preferred.

We could encounter a variety of challenges in connection with the issuance of our Series A-1 Preferred Shares as a dividend.

We recently announced that our Board of Directors has declared a dividend (the "Dividend"), payable on November 15, 2019, in shares of our Series A-1 Preferred Shares. The Dividend will be payable at a ratio of 1:10, meaning that one share of Series A-1 will be issued for every ten shares of common stock, Series A-1 or Voting Series B Preferred Stock held by all holders of such shares as of September 23, 2019, the record date for the Dividend. The Series A-1 Shares received pursuant to the Dividend will initially be subject to trading restrictions. Subject to compliance with applicable securities laws, recipients of the Series A-1 shares received in the Dividend are expected to be able to trade those securities on the PRO Securities ATS operated by our subsidiary PRO Securities, LLC, through a brokerage account established with Dinosaur Financial Group, LLC ("Dino") or any other broker dealer that serves as an introducing broker on that platform. Currently, Dino is the only broker dealer that operates on the PRO Securities ATS. Unless we designate one or more other such broker dealers, Dino will be required to open tens of thousands of new accounts in a short period of time. Dino may be unable to get all such accounts opened in a timely manner. Further, the issuance of the Series A-1 Shares pursuant to the Dividend will significantly increase the number of outstanding Series A-1 Preferred Shares from approximately 125,000 to approximately 3.8 million. This could result in a substantial increase in trading volume on the PRO Securities ATS once the Dividend Series A-1 Preferred Shares become eligible for trading in accordance with applicable securities laws. This increased volume could cause unforeseen issues with PRO Securities ATS, which has not yet handled such volume levels. Furthermore, since we have not previously issued Series A-1 Preferred Shares on such a wide scale, we could encounter challenges related to dealing with shares held in retirement plans or individual retirement accounts, complying with any applicable foreign law legal requirements or other unforeseen legal and compliance issues.

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

In December 2016, we issued a total of 695,898 shares of our preferred stock (the "Preferred Stock"), of which 481,259 shares remained outstanding at June 30, 2019. The Preferred Stock ranks senior to our common stock with respect to dividends. Holders of the Preferred Stock are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the Preferred Stock are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2017 and 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
	3.1	Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc., incorporated by reference to exhibit 3.1 to our Form 8-K filed on June 27, 2019.
	10.1	Amendment No. 1 to the Medici Ventures, Inc. 2017 Stock Option Plan, incorporated by reference to exhibit 10.1 to our Form 8-K filed on April 22, 2019.
	10.2	Medici Land Governance, Inc. 2019 Stock Option Plan, incorporated by reference to exhibit 10.1 to our Form 8-K filed on May 6, 2019.
	10.3	tZERO Group, Inc. 2017 Equity Incentive Plan, adopted December 24, 2017, as amended through May 13, 2019, incorporated by reference to exhibit 10.1 to our Form 8-K filed on May 17, 2019.
	*31.1	Exhibit 31.1 Certification of Chief Executive Officer
	*31.2	Exhibit 31.2 Certification of Chief Financial Officer
	**32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	**32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
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
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2019	OVERSTOCK.COM, INC.

/s/ GREGORY J. IVERSON
Gregory J. Iverson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)