Form 10-Q
period 2019-09-30
OVERSTOCK.COM, INC
filed 2019-11-12
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019

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

35,249,070 shares of the Registrant's common stock, par value $0.0001, outstanding on November 6, 2019

OVERSTOCK.COM, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$83,546	$141,512
Restricted cash	2,251	1,302
Accounts receivable, net	22,407	35,930
Inventories, net	7,244	14,108
Prepaids and other current assets	18,233	22,415
Total current assets	133,681	215,267
Property and equipment, net	132,696	134,687
Intangible assets, net	12,879	13,370
Goodwill	27,120	22,895
Equity securities	41,713	60,427
Operating lease right-of-use assets	43,266	—
Other long-term assets, net	8,446	14,573
Total assets	$399,801	$461,219
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,557	$102,574
Accrued liabilities	79,440	87,858
Deferred revenue	40,512	50,578
Operating lease liabilities, current	5,725	—
Other current liabilities	489	476
Total current liabilities	186,723	241,486
Long-term debt, net	—	3,069
Operating lease liabilities, non-current	42,510	—
Other long-term liabilities	1,616	5,958
Total liabilities	230,849	250,513
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A, issued and outstanding - 0 and 127	—	—
Series A-1, issued and outstanding - 3,702 and 0 (including 3,577 shares declared as a stock dividend, not yet distributed)	—	—
Series B, issued and outstanding - 357 and 355	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 38,565 and 35,346
Outstanding shares - 35,242 and 32,146	3	3
Additional paid-in capital	726,132	657,981
Accumulated deficit	(553,335)	(458,897)
Accumulated other comprehensive loss	(572)	(584)
Treasury stock at cost - 3,323 and 3,200	(68,773)	(66,757)
Equity attributable to stockholders of Overstock.com, Inc.	103,455	131,746
Equity attributable to noncontrolling interests	65,497	78,960
Total stockholders' equity	168,952	210,706
Total liabilities and stockholders' equity	$399,801	$461,219

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue, net
Retail	$340,798	$435,775	$1,070,898	$1,353,454
Other	6,301	4,805	17,639	15,590
Total net revenue	347,099	440,580	1,088,537	1,369,044
Cost of goods sold
Retail(1)	272,545	350,651	858,169	1,085,483
Other	5,006	3,213	13,797	11,233
Total cost of goods sold	277,551	353,864	871,966	1,096,716
Gross profit	69,548	86,716	216,571	272,328
Operating expenses:
Sales and marketing(1)	34,215	55,312	102,252	226,942
Technology(1)	32,782	33,880	101,368	97,597
General and administrative(1)	32,681	45,356	104,877	116,551
Total operating expenses	99,678	134,548	308,497	441,090
Operating loss	(30,130)	(47,832)	(91,926)	(168,762)
Interest income	449	383	1,482	1,547
Interest expense	(57)	(101)	(289)	(1,370)
Other expense, net	(4,781)	(1,848)	(14,048)	(1,489)
Loss before income taxes	(34,519)	(49,398)	(104,781)	(170,074)
Provision (benefit) from income taxes	23	(141)	279	(445)
Net loss	$(34,542)	$(49,257)	$(105,060)	$(169,629)
Less: Net loss attributable to noncontrolling interests	(3,604)	(1,334)	(10,197)	(5,886)
Net loss attributable to stockholders of Overstock.com, Inc.	$(30,938)	$(47,923)	$(94,863)	$(163,743)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(0.89)	$(1.55)	$(2.74)	$(5.47)
Weighted average common shares outstanding—basic	35,241	30,279	34,289	29,256
Net loss per common share—diluted:
Net loss attributable to common shares—diluted	$(0.89)	$(1.55)	$(2.74)	$(5.47)
Weighted average common shares outstanding—diluted	35,241	30,279	34,289	29,256
________________________________________

(1) Includes stock-based compensation as follows (Note 10):
Cost of goods sold — retail	$55	$41	$156	$152
Sales and marketing	486	277	1,460	1,465
Technology	1,428	583	4,325	1,725
General and administrative	2,498	1,345	7,682	8,312
Total	$4,467	$2,246	$13,623	$11,654

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(34,542)	$(49,257)	$(105,060)	$(169,629)
Other comprehensive income:
Unrealized gain on cash flow hedges, net of expense for taxes of $0, and $0	4	4	12	12
Other comprehensive income	4	4	12	12
Comprehensive loss	$(34,538)	$(49,253)	$(105,048)	$(169,617)
Less: Comprehensive loss attributable to noncontrolling interests	(3,604)	(1,334)	(10,197)	(5,886)
Comprehensive loss attributable to stockholders of Overstock.com, Inc.	$(30,934)	$(47,919)	$(94,851)	$(163,731)

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	38,561	32,203	35,346	30,632
Common stock issued upon vesting of restricted stock	4	5	259	226
Common stock issued for asset purchase	—	47	—	147
Exercise of stock warrants	—	—	—	1,250
Common stock sold through ATM offering	—	2,883	2,960	2,883
Balance at end of period	38,565	35,138	38,565	35,138
Number of treasury stock shares
Balance at beginning of period	3,322	3,196	3,200	3,135
Common stock repurchased through business combination	—	—	47	—
Tax withholding upon vesting of restricted stock	1	1	76	62
Balance at end of period	3,323	3,197	3,323	3,197
Total number of outstanding shares	35,242	31,941	35,242	31,941
Common stock	$3	$3	$3	$3
Number of Series A preferred shares issued and outstanding
Balance at beginning of period	3	127	127	127
Exchange of shares to Series A-1	(2)	—	(125)	—
Conversion of shares to Series B	(1)	—	(2)	—
Balance at end of period	—	127	—	127
Number of Series A-1 preferred shares issued and outstanding
Balance at beginning of period	123	—	—	—
Exchange of shares from Series A	2	—	125	—
Dividend declared, not yet distributed	3,577	—	3,577	—
Balance at end of period	3,702	—	3,702	—
Number of Series B preferred shares issued and outstanding
Balance at beginning of period	356	555	355	555
Conversion of shares from Series A	1	—	2	—
Balance at end of period	357	555	357	555
Preferred stock	$—	$—	$—	$—
Additional paid-in capital
Balance at beginning of period	$719,010	$553,112	$657,981	$494,732
Stock-based compensation to employees and directors	4,467	2,246	13,623	7,614
Common stock issued for asset purchase	—	1,500	—	4,430
Issuance and exercise of stock warrants	—	—	—	50,587
Common stock sold through ATM offering, net	—	94,624	52,112	94,624
Other	2,655	—	2,416	(505)
Balance at end of period	$726,132	$651,482	$726,132	$651,482

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Accumulated deficit
Balance at beginning of period	$(522,397)	$(365,472)	$(458,897)	$(254,692)
Cumulative effect of change in accounting principle	—	—	—	5,040
Net loss attributable to stockholders of Overstock.com, Inc.	(30,938)	(47,923)	(94,863)	(163,743)
Other	—	—	425	—
Balance at end of period	$(553,335)	$(413,395)	$(553,335)	$(413,395)
Accumulated other comprehensive loss
Balance at beginning of period	$(576)	$(591)	$(584)	$(599)
Net other comprehensive income	4	4	12	12
Balance at end of period	$(572)	$(587)	$(572)	$(587)
Treasury stock
Balance at beginning of period	$(68,746)	$(66,662)	$(66,757)	$(63,816)
Common stock repurchased through business combination	—	—	(643)	—
Tax withholding upon vesting of restricted stock	(27)	(47)	(1,373)	(2,893)
Balance at end of period	(68,773)	(66,709)	(68,773)	(66,709)
Total equity attributable to stockholders of Overstock.com, Inc.	$103,455	$170,794	$103,455	$170,794

Equity attributable to noncontrolling interests
Balance at beginning of period	$71,786	$77,718	$78,960	$(3,505)
Proceeds from security token offering, net	—	4,167	—	82,610
Stock-based compensation to employees and directors	—	—	—	4,040
Tax withholding upon vesting of restricted stock	—	—	—	(1,681)
Net loss attributable to noncontrolling interests	(3,604)	(1,334)	(10,197)	(5,886)
Fair value of noncontrolling interest at acquisition	—	—	—	4,468
Paid in capital for noncontrolling interest	—	6,700	—	6,700
Other	(2,685)	—	(3,266)	505
Total equity attributable to noncontrolling interests	$65,497	$87,251	$65,497	$87,251

Total stockholders' equity	$168,952	$258,045	$168,952	$258,045

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(105,060)	$(169,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	19,387	19,437
Amortization of intangible assets	3,646	3,596
Non-cash operating lease cost	4,940	—
Stock-based compensation to employees and directors	13,623	11,654
Deferred income taxes, net	(26)	(383)
Gain on sale of cryptocurrencies	(311)	(8,412)
Impairment of cryptocurrencies	318	9,641
Impairment of equity securities	6,964	511
Losses on equity method securities	4,922	2,504
Impairments on intangible assets	1,406	—
Other non-cash adjustments	1,997	(1,480)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	12,858	(73)
Inventories, net	6,864	(1,833)
Prepaids and other current assets	5,473	(4,806)
Other long-term assets, net	(1,046)	(4,120)
Accounts payable	(42,110)	7,143
Accrued liabilities	(8,683)	18,044
Deferred revenue	(10,066)	(1,511)
Operating lease liabilities	(4,086)	—
Other long-term liabilities	(205)	(583)
Net cash used in operating activities	(89,195)	(120,300)
Cash flows from investing activities:
Purchase of intangible assets	—	(9,583)
Purchase of equity securities	(5,106)	(43,670)
Proceeds from sale of equity securities	7,082	—
Disbursement of notes receivable	(3,250)	(2,700)
Acquisitions of businesses, net of cash acquired	4,886	(12,912)
Expenditures for property and equipment	(17,902)	(20,677)
Other investing activities, net	31	34
Net cash used in investing activities	(14,259)	(89,508)

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from financing activities:
Payments on long-term debt	(3,141)	(40,000)
Proceeds from issuance and exercise of stock warrants	—	50,587
Proceeds from security token offering, net of offering costs and withdrawals	—	82,610
Proceeds from sale of common stock, net of offering costs	52,112	94,624
Paid in capital for noncontrolling interest	—	6,700
Payments of taxes withheld upon vesting of restricted stock	(1,373)	(4,574)
Other financing activities, net	(1,161)	(372)
Net cash provided by financing activities	46,437	189,575
Net decrease in cash, cash equivalents and restricted cash	(57,017)	(20,233)
Cash, cash equivalents and restricted cash, beginning of period	142,814	203,670
Cash, cash equivalents and restricted cash, end of period	$85,797	$183,437

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$218	$1,232
Income taxes paid (refunded), net	(469)	59
Non-cash investing and financing activities:
Property and equipment financed through accounts payable and accrued liabilities	$227	$731
Acquisition of assets through stock issuance	—	4,430
Common stock repurchased through business combination	643	—
Receivables converted to equity security	1,024	200
Deposit applied to business combination purchase price	7,347	—
Equity method security applied to business combination purchase price	3,800	—
Recognition of right-of-use assets upon adoption of ASC 842	30,968	—

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonal and other factors.

In light of a shift in the long-term strategic focus of our organization to transition our retail business to concentrate on the retail partner portion of our business, we no longer consider the split of retail direct and retail partner as a distinct and relevant measure of our business. Accordingly, in the fourth quarter of 2018, revenues and cost of goods sold previously recorded in "Direct" and "Partner and Other" are now split between "Retail" and "Other" on the consolidated statements of operations. "Retail" includes retail revenue and costs of goods sold from both "Direct" and "Partner" transactions. Our revenues and costs of goods sold related to our Medici business remains in "Other". In addition, we have recast the prior period revenues and cost of goods sold to conform with current year presentation.

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

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $3.0 million and $3.1 million at September 30, 2019 and December 31, 2018, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of September 30, 2019 and December 31, 2018, as indicated (in thousands):

p	Fair Value Measurements at September 30, 2019:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$3,008	$3,008	$—	$—
Equity securities, at fair value	818	818	—	—
Trading securities held in a "rabbi trust" (1)	103	103	—	—
Total assets	$3,929	$3,929	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$103	$103	$—	$—
Total liabilities	$103	$103	$—	$—

	Fair Value Measurements at December 31, 2018:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$3,135	$3,135	$—	$—
Equity securities, at fair value	2,636	2,636	—	—
Trading securities held in a "rabbi trust" (1)	84	84	—	—
Total assets	$5,855	$5,855	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$85	$85	$—	$—
Total liabilities	$85	$85	$—	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Accounts receivable, net

Accounts receivable consist primarily of carrier rebates, trade amounts due from customers in the United States, and uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We maintain an allowance for doubtful accounts receivable based upon our business customers' financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.4 million and $2.1 million at September 30, 2019 and December 31, 2018, respectively.

Concentration of credit risk

One bank held the majority of our cash and cash equivalents at September 30, 2019 and December 31, 2018. Our cash equivalents primarily consist of money market securities which are uninsured. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Cryptocurrencies

We hold cryptocurrency-denominated assets ("cryptocurrencies") such as bitcoin and we include them in Prepaids and other current assets in our consolidated balance sheets. Our cryptocurrencies were $2.5 million and $2.4 million at September 30, 2019 and December 31, 2018, respectively, and are recorded at cost less impairment.

We recognize impairment on these assets caused by decreases in market value, determined by taking quoted prices from various digital currency exchanges with active markets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Fair value of financial instruments above. Such impairment in the value of our cryptocurrencies is recorded in General and administrative expense in our consolidated statements of operations. Impairments on cryptocurrencies were zero and $318,000 for the three and nine months ended September 30, 2019. There was $150,000 and $9.6 million impairment on cryptocurrencies during the three and nine months ended September 30, 2018.

Gains and losses realized upon sale of cryptocurrencies are also recorded in General and administrative expense in our consolidated statements of operations. We occasionally use our cryptocurrencies to purchase other cryptocurrencies. Gains and losses realized with these non-cash transactions are also recorded in General and administrative expense in our consolidated statements of operations. These non-cash transactions as well as gains (losses) from cryptocurrencies received through our tZERO security token offering are also presented as an adjustment to reconcile Net income (loss) to Net cash provided by (used in) operating activities in our consolidated statements of cash flows. Further, the proceeds from the sale of cryptocurrencies received through our tZERO security token offering are presented as a financing activity in our consolidated statements of cash flows due to its near immediate conversion into cash and its economic similarity to the receipt of cash proceeds under the tZERO security token offering. Realized gains on sale of cryptocurrencies were $183,000 and $311,000 for the three and nine months ended September 30, 2019. There were $64,000 and $8.4 million realized gains on sale of cryptocurrencies for the three and nine months ended September 30, 2018.

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

During the three months ended September 30, 2019 and 2018, we capitalized $3.3 million and $4.0 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Depreciation of costs for the same periods associated with internal-use software and website development was $3.2 million and $3.4 million, respectively. During the nine months ended September 30, 2019 and 2018, we capitalized $10.8 million and $14.7 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Depreciation of internal-use software and website development during the nine months ended September 30, 2019 and 2018 was $9.5 million and $10.0 million, respectively.

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of goods sold - retail	$170	$85	$516	$252
Technology	5,042	5,330	15,109	16,103
General and administrative	1,261	1,038	3,762	3,082
Total depreciation	$6,473	$6,453	$19,387	$19,437

Total accumulated depreciation of property and equipment was $219.8 million and $204.9 million at September 30, 2019 and December 31, 2018, respectively.

Equity securities under ASC 321

At September 30, 2019, we held minority interests (less than 20%) in certain privately held entities accounted for under Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321"), which are included in Equity securities in our consolidated balance sheets. Dividends received are reported in earnings if and when received. We review our securities individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the investment is less than its carrying value. If such events or circumstances have occurred, we estimate the fair value of the investment and recognize an impairment loss in Other expense, net on our consolidated statements of operations equal to the difference between the fair value of the investment and its carrying value. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by the investee's management including quantitative information such as lower valuations in recently completed or proposed financings. These inputs are classified as Level 3. Because several of these private companies are in the early startup or development stages, these entities are subject to potential changes in cash flows and valuation, as well as inability to raise additional capital which may be necessary for the liquidity needed to support their operations.

Certain of our equity securities lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The carrying amount of our equity securities without readily determinable fair values was approximately $11.9 million and $17.7 million at September 30, 2019 and December 31, 2018, respectively. Cumulative downward adjustments for price changes and impairments for our equity securities without readily determinable fair values were $11.6 million, and the cumulative upward adjustments for price changes to equity investments were $958,000 as of September 30, 2019. The impairments and downward adjustments for the period related to equity securities without readily determinable fair values at September 30, 2019 and 2018 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Impairments and downward adjustments of equity securities without readily determinable fair values	$(2,750)	$(511)	$(5,708)	$(511)

One of these equity securities, which had a carrying value of $818,000 at September 30, 2019 and $2.6 million at December 31, 2018, is carried at fair value based on Level 1 inputs. See Fair value of financial instruments above. The portion of unrealized gains and losses for the period related to equity securities with readily determinable fair value still held at September 30, 2019 and 2018 is calculated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net gains/(losses) recognized during the period on equity securities	$(700)	$(72)	$(1,818)	$1,764
Less: Net gains recognized during the period on equity securities sold	—	—	—	—
Unrealized gains/(losses) during the reporting period on equity securities still held	$(700)	$(72)	$(1,818)	$1,764

Equity method securities under ASC 323

At September 30, 2019, we held minority interests in certain privately held entities accounted for as equity method securities under ASC Topic 323, Investments - Equity Method and Joint Ventures ("ASC 323"), which are included in Equity securities in our consolidated balance sheets. We can exercise significant influence, but not control, over these entities through either holding more than a 20% voting interest in the entity or through our representation on the entity's board of directors. For certain of these entities, we provide developer services. For the three and nine months ended September 30, 2019, we recognized $639,000 and $1.9 million of developer service revenue, respectively, in Other revenue on our consolidated statements of operations. For the three and nine months ended September 30, 2018, we recognized $467,000 and $1.5 million of developer service revenue, respectively, in Other revenue on our consolidated statements of operations.

The following table includes our equity method securities and related ownership interest as of September 30, 2019:

Ownership interest
Bitt Inc.	21%
Boston Security Token Exchange LLC	50%
Chainstone Labs, Inc.	29%
FinClusive Capital, Inc.	10%
GrainChain, Inc.	10%
Minds, Inc.	24%
SettleMint NV	30%
Spera, Inc.	19%
VinX Network Ltd.	25%
Voatz, Inc.	20%

The carrying amount of our equity method securities was approximately $29.0 million and $40.1 million at September 30, 2019 and December 31, 2018, respectively. The carrying value of our equity method securities exceeded the amount of underlying equity in net assets of our equity method securities and the difference was primarily related to goodwill and the fair value of intangible assets. The basis difference attributable to amortizable intangible assets is amortized over their estimated useful lives. We record our proportionate share of the net income or loss from our equity method securities and the amortization of the basis difference related to intangible assets in Other expense, net in our consolidated statements of operations with corresponding adjustments to their carrying value.

The following table summarizes the net losses recognized on equity method securities for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss recognized on our proportionate share of the net losses of our equity method securities and amortization of the basis difference	$1,864	$1,123	$4,922	$2,504
Impairments on equity method securities	—	—	1,256	—
Net loss recognized during the period on equity method securities sold	—	—	524	—

Noncontrolling interests in Controlled Subsidiaries

Our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), holds a majority ownership interest in tZERO Group, Inc. ("tZERO"), formerly tØ.com, Inc., and Medici Land Governance Inc., a Delaware public benefit corporation ("MLG"). tZERO's subsidiaries include a financial technology company, two related registered broker dealers and a recently incorporated company which has applied to become a registered broker dealer, a digital wallet and exchange services company, and an accredited investor verification company. tZERO, MLG, and their consolidated subsidiaries are included in our consolidated financial statements. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests are included in Net loss and Total equity. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations (see Note 3—Business Combinations for current period activity). Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. There were no impairments to goodwill recorded during the nine months ended September 30, 2019 and 2018.

The following table provides information about changes in the carrying amount of goodwill for the periods presented (in thousands):

Amount
Balances as of December 31, 2017 (1)	$14,698
Goodwill acquired during year	8,197
Balances as of December 31, 2018 (2)	22,895
Goodwill acquired during year	1,685
Purchase price adjustment	2,540
Balances as of September 30, 2019 (3)	$27,120
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

Intangible assets, net consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Intangible assets subject to amortization, gross (1)	$30,284	$29,099
Less: accumulated amortization of intangible assets subject to amortization	(17,405)	(15,729)
Total intangible assets, net	$12,879	$13,370
___________________________________________

(1)	— At September 30, 2019, the weighted average remaining useful life for intangible assets subject to amortization was 5.66 years.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories in our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Technology	$896	$885	$2,687	$2,534
Sales and marketing	16	119	48	442
General and administrative	133	542	(526)	620
Total amortization	$1,045	$1,546	$2,209	$3,596

General and administrative amortization above was net of reversals due to adjustments to the purchase price allocation for Mac Warehouse, as further described in Note 3—Business Combinations.

Estimated amortization expense for the next five years is: $1.1 million for the remainder of 2019, $3.7 million in 2020, $3.3 million in 2021, $2.1 million in 2022, $1.6 million in 2023, and $1.1 million thereafter.

Impairment of long-lived assets

We review property and equipment, right-of-use assets, and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. See the Cryptocurrencies section above for our impairment policy over cryptocurrencies. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. During the three and nine months ended September 30, 2019, we realized a $1.4 million impairment loss included in General and administrative expense in our consolidated statements of operations related to certain patents held by our Medici Ventures segment. The estimated fair value of the patents were determined based on Level 3 inputs, which were unobservable (see Note 2—Accounting Policies, Fair value of financial instruments), including market participant assumptions for similar assets in an inactive market. There were no impairments to long-lived assets recorded during the three and nine months ended September 30, 2018.

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

Product Revenue

We derive our revenue primarily from our retail business through our Website but may also derive revenue from sales of merchandise through offline and other channels. Our Retail revenue is derived primarily from merchandise sold at a point in time and shipped to customers. Merchandise sales are fulfilled with inventory sourced through our partners or from our owned inventory, depending on the most efficient means of fulfilling the customer contract. The majority of our sales, however, are fulfilled from inventory sourced through our partners.

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

Club O loyalty program

We have a customer loyalty program called Club O for which we sell annual memberships. For Club O memberships, we record membership fees as deferred revenue and we recognize revenue ratably over the membership period.

The Club O loyalty program allows members to earn Club O Reward dollars for qualifying purchases made on our Website. Customers may redeem Club O Reward dollars on future purchases made through our Website, which conveys a material right to the customer. As such, the initial transaction price giving rise to the reward dollar is allocated to each separate performance obligation based upon its relative standalone selling price. In determining the stand-alone selling price, we incorporate assumptions about the redemption rates of loyalty points. We recognize revenue for Club O Reward dollars when customers redeem such rewards as part of a purchase on our Website.

We record the standalone value of reward dollars earned in deferred revenue at the time the reward dollars are earned. Club O Reward dollars expire 90 days after the customer's Club O membership expires. We recognize estimated reward dollar breakage, to which we expect to be entitled, over the expected redemption period in proportion to actual redemptions by customers. Upon adoption of Topic 606, Revenue Contracts with Customers, on January 1, 2018, we began classifying the breakage income related to Club O Reward dollars and gift cards as a component of Retail revenue in our consolidated statements of operations rather than as a component of Other income (expense), net. Breakage included in revenue was $1.5 million and $1.3 million for the three months ended September 30, 2019 and 2018 and $3.5 million and $4.2 million for the nine months ended September 30, 2019 and 2018.

Our total deferred revenue related to the outstanding Club O Reward dollars was $6.6 million and $6.9 million at September 30, 2019 and December 31, 2018, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

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

The following table provides information about deferred revenue from contracts with customers, including significant changes in deferred revenue balances during the periods presented (in thousands):

Amount
Deferred revenue at December 31, 2017	$46,468
Increase due to deferral of revenue at period end	43,216
Decrease due to beginning contract liabilities recognized as revenue	(39,106)
Deferred revenue at December 31, 2018	50,578
Increase due to deferral of revenue at period end	34,789
Decrease due to beginning contract liabilities recognized as revenue	(44,855)
Deferred revenue at September 30, 2019	$40,512

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

The following table provides additions to and deductions from the sales returns allowance (in thousands):

Amount
Allowance for returns at December 31, 2017	$17,391
Additions to the allowance	174,864
Deductions from the allowance	(176,994)
Allowance for returns at December 31, 2018	15,261
Additions to the allowance	87,620
Deductions from the allowance	(94,984)
Allowance for returns at September 30, 2019	$7,897

Cost of goods sold

Our Retail cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs, and credit card fees, and is recorded in the same period in which related revenues have been recorded. Our Other cost of goods sold primarily consists of exchange fees, clearing agent fees, and other exchange fees from our broker dealer subsidiaries in our tZERO segment. These fees are primarily for executing, processing, and settling trades on exchanges and other venues. These fees fluctuate based on changes in trade and share volumes, rate of clearance fees charged by clearing brokers, and exchanges (in thousands, except for percentages).

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
Total revenue, net	$347,099	100%	$440,580	100%	$1,088,537	100%	$1,369,044	100%
Cost of goods sold
Product costs and other cost of goods sold	261,670	75%	334,156	76%	822,390	76%	1,039,518	76%
Fulfillment and related costs	15,881	5%	19,708	4%	49,576	5%	57,198	4%
Total cost of goods sold	277,551	80%	353,864	80%	871,966	80%	1,096,716	80%
Gross profit	$69,548	20%	$86,716	20%	$216,571	20%	$272,328	20%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to our Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in Sales and marketing expenses and totaled $29.7 million and $49.7 million during the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, advertising expense totaled $88.1 million and $207.5 million, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $677,000 and $961,000 at September 30, 2019 and December 31, 2018, respectively.

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

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount, or a range of amounts, can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred (see Note 7—Commitments and Contingencies).

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

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended September 30, 2019 as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

We have indefinitely reinvested foreign earnings of $2.3 million at September 30, 2019. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

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

Net loss per share

Our Blockchain Voting Series A Preferred Stock, par value $0.0001 per share (the "Series A Preferred"), Digital Voting Series A-1 Preferred Stock, par value $0.0001 per share (the "Series A-1 Preferred"), and our Voting Series B Preferred Stock, par value $0.0001 per share (the "Series B Preferred" together with the Series A Preferred and Series A-1 Preferred, collectively, the "preferred shares") are considered participating securities, and as a result, net loss per share is calculated using the two-class method. Under this method, we give effect to preferred dividends and then allocate remaining net loss attributable to our stockholders to both common shares and participating securities (based on the percentages outstanding) in determining net loss per common share.

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

On July 30, 2019, we announced that our Board of Directors had declared a dividend (the "Dividend") payable in shares of our Series A-1 Preferred. The Dividend is payable at a ratio of 1:10, meaning that one share of Series A-1 will be issued for every ten shares of common stock, Series A-1 or Series B Preferred held by all holders of such shares as of the record date for the Dividend. As of September 30, 2019, the Dividend had not been distributed.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss attributable to stockholders of Overstock.com, Inc.	$(30,938)	$(47,923)	$(94,863)	$(163,743)
Less: Preferred stock (Token) repurchase (gain)/loss	—	—	(425)	—
Less: Preferred stock dividends - declared and accumulated	837	27	875	80
Undistributed loss	(31,775)	(47,950)	(95,313)	(163,823)
Less: Undistributed loss allocated to participating securities	(428)	(1,055)	(1,319)	(3,728)
Net loss attributable to common shares	$(31,347)	$(46,895)	$(93,994)	$(160,095)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(0.89)	$(1.55)	$(2.74)	$(5.47)
Weighted average common shares outstanding—basic	35,241	30,279	34,289	29,256
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—
Weighted average common shares outstanding—diluted	35,241	30,279	34,289	29,256
Net loss attributable to common shares—diluted	$(0.89)	$(1.55)	$(2.74)	$(5.47)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock options and restricted stock units	1,088	498	1,088	578
Common shares issuable under stock warrant	—	—	—	28

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. We adopted the changes under the new standard on January 1, 2019 on a prospective basis. The implementation of ASU 2017-01 did not have a material impact on our consolidated financial statements and related disclosures.

Recently issued accounting standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For public entities, ASU 2016-13 is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this ASU on our consolidated financial statements and related disclosures.

3. BUSINESS COMBINATIONS

Bitsy, Inc.

Through a series of transactions in 2018, Medici Ventures acquired a 33% equity interest in Bitsy, Inc. ("Bitsy"), a U.S.-based startup cryptocurrency wallet and exchange services company that has built a regulatory-compliant bridge between traditional fiat currencies and cryptocurrencies, allowing customers the ability to store, purchase and sell cryptocurrencies. Bitsy was founded by Steve Hopkins, Medici Ventures' former chief operating officer and general counsel, and current president of tZERO, who held a significant equity interest in Bitsy. On December 21, 2018, tZERO entered into a stock purchase agreement with the owners of Bitsy to acquire the remaining 67% equity interest in Bitsy for $8.0 million with effective control of Bitsy transferring to tZERO effective January 1, 2019. In connection with the December 2018 stock purchase agreement, Medici Ventures transferred its 33% equity interest in Bitsy to tZERO for a $4.0 million convertible promissory note due December 31, 2020 and an assignment of certain intellectual property to Medici Ventures.

tZERO has expanded the wallet's capabilities and launched it as the tZERO Crypto wallet and exchange service. tZERO plans to offer these services as part of a suite of products that includes a digital wallet and exchange service between traditional fiat currencies and cryptocurrencies.

We estimated the fair value of the acquired assets based on Level 3 inputs, which were unobservable (see Note 2—Accounting Policies, Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, and assumptions about the relative competitive environment. As of March 31, 2019, our determination and allocation of the purchase price to net tangible and intangible assets was based upon preliminary estimates. During the quarter ended June 30, 2019, we received the final valuation information and completed our determination and allocation of the purchase price and recognized adjustments to the provisional values as of June 30, 2019, which decreased Intangible assets by $650,000, increased Deferred tax liabilities by $943,000 and resulted in a corresponding increase to Goodwill of $1.7 million. We recognized an impairment of $1.3 million as a result of remeasuring to fair value our 33% equity interest in Bitsy held before the business combination which was based on Level 3 inputs (see Note 2—Accounting Policies, Fair value of financial instruments). The impairment is included in Other expense, net in our consolidated statement of operations for the nine months ended September 30, 2019.

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

The following table details the identifiable intangible assets acquired at their fair value and their corresponding useful lives at the acquisition date (in thousands):

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

The fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$1,143
Allocation
Accounts receivable, net	$399
Inventories, net	1,033
Prepaids and other current assets	29
Property and equipment	154
Intangible assets	653
Goodwill	3,376
Accounts payable and accrued liabilities	(1,432)
Long-term debt, net	(3,069)
Total net assets, net of cash acquired	$1,143

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018

Accounts payable accruals	$12,235	$15,872
Accrued compensation and other related costs	14,854	12,099
Accrued loss contingencies	9,359	10,940
Allowance for returns	7,897	15,261
Sales and other taxes payable	9,813	9,923
Accrued marketing expenses	10,182	14,150
Accrued freight	7,743	5,343
Other accrued expenses	7,357	4,270
Total accrued liabilities	$79,440	$87,858

5. BORROWINGS

High Bench Senior Credit Agreement

On June 25, 2018, we became party to a senior credit agreement, as amended, with High Bench-Mac Warehouse-Senior Debt, LLC (the "High Bench Loan"), in connection with our acquisition of Mac Warehouse, LLC. Under the amended agreement, at the time of the acquisition, the loan carried an annual interest rate of 11.0%. During July 2019, we repaid the entire outstanding balance of the High Bench Loan effectively terminating the agreement.

Letters of credit

At September 30, 2019 and December 31, 2018, letters of credit totaling $205,000 and $280,000, respectively, were issued on our behalf collateralized by compensating cash balances held at a bank, which are included in Restricted cash in our consolidated balance sheets.

Commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2019, $43,000 was outstanding and $957,000 was available under the Purchasing Card. At December 31, 2018, $48,000 was outstanding and $952,000 was available under the Purchasing Card.

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

The following table provides a summary of leases by balance sheet location as of September 30, 2019 (in thousands):

September 30, 2019
Operating right-of-use assets	$43,266
Operating lease liability - current	5,725
Operating lease liability - non-current	42,510

The components of lease expenses for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$2,685	$7,556
Short-term lease cost	28	90
Variable lease cost	406	1,378

The following tables provides a summary of other information related to leases for the nine months ended September 30, 2019 (in thousands, apart from weighted-average lease term and weighted average discount rate):

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(6,629)
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,238
Weighted-average remaining lease term - operating leases	6.82 years
Weighted-average discount rate - operating leases	8%

Maturity of lease liabilities under our non-cancellable operating leases as of September 30, 2019, are as follows (in thousands):

Payments due by period
2019 (Remainder)	$2,222
2020	9,377
2021	9,826
2022	9,820
2023	8,979
Thereafter	22,754
Total lease payments	62,978
Less interest	(14,743)
Present value of lease liabilities	$48,235

Information for our leases for the year ended December 31, 2018 under ASC Topic 840, Leases, follows for comparative purposes.

Minimum future payments under all operating leases as of December 31, 2018, were as follows (in thousands):

Payments due by period
2019	$8,822
2020	7,414
2021	7,654
2022	7,579
2023	6,677
Thereafter	19,571
Total lease payments	$57,717

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

On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third-party vendors of products and services sold to us are contractually obligated to indemnify us, and we have tendered defense of the case to an indemnitor who accepted the defense. On April 21, 2016, the court entered an order partially dismissing the claims against us. On May 4, 2016, the plaintiff filed an amended complaint, and we filed our answer. No estimate of the possible loss or range of loss can be made at this time. We intend to continue vigorously defending this action and pursuing our indemnification rights with our vendors.

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

On June 28, 2019, the court entered a judgment against us in the amount of approximately $7.3 million (for certain unredeemed gift card balances, treble damages, and penalties) as a result of a jury verdict which was returned September 20, 2018. On October 23, 2019, the court entered an award of attorneys’ fees and costs of $1.3 million and entered final judgment in the amount of $8.6 million. We have commenced an appeal and filed our appellate brief. Our estimated liability for these amounts was included in Accrued liabilities at September 30, 2019. The expense associated with these litigation charges was included in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2018.

In February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. In December of 2018, we received a follow-

up request from the SEC relating to its investigation. On October 7, 2019, we received a subpoena from the SEC requesting documents related to the Dividend we announced to shareholders in June of 2019 and requesting 10b-5-1 plans of our officers and directors that were in effect during the period of January 1, 2018 through October 7, 2019. Under the umbrella of this investigation, we have received requests from the SEC regarding both the GSR transaction and our communications with our former chief executive officer and director, Patrick Byrne. We are in regular contact with the SEC and are cooperating fully with the SEC in connection with its investigation and information requests.

tZERO's broker-dealer subsidiaries are, and any broker-dealer subsidiaries that it acquires or forms in the future will be, subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. Each of SpeedRoute LLC ("SpeedRoute") and PRO Securities is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 ("Exchange Act") and in the states in which it conducts securities business and is a member of FINRA and other SROs (as applicable). In addition, PRO Securities owns and operates the PRO Securities ATS, which is registered with the SEC as an alternative trading system. Each of SpeedRoute and PRO Securities is subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and SROs with which it is registered or licensed or of which it is a member. Moreover, as a result of tZERO's projects seeking to apply distributed ledger technologies to the capital markets, tZERO's subsidiaries have been, and remain involved in, ongoing oral and written communications with regulatory authorities. As previously disclosed, tZERO's broker-dealer subsidiaries are currently undergoing various examinations, inquiries, and/or investigations undertaken by various regulatory authorities, which may result in financial and other settlements or penalties. Any significant failure by tZERO's broker-dealer subsidiaries to satisfy regulatory authorities that they are in compliance with all applicable rules and regulations could have a material adverse effect on tZERO and on us. In addition, a recently incorporated tZERO subsidiary has applied for regulatory approvals to operate as a broker-dealer in a variety of areas, including retail activities. The approval process will involve satisfying the regulatory authorities that the tZERO subsidiary can operate in the manner it proposes and, in addition, if approval is granted, the tZERO subsidiary will be subject to a number of legal and regulatory requirements, some of which will be new to tZERO’s broker-dealer subsidiaries.

tZERO’s subsidiary, Bitsy is registered as or is applying to become a money transmitter (or its equivalent) in many states and is subject to extensive regulatory requirements applicable to money services businesses, including the requirements of the Financial Crimes Enforcement Network of the U.S. Department of the Treasury ("FinCEN"), anti-money laundering requirements, know-your-customer requirements, record-keeping, reporting and capital and bonding requirements, and inspection by state and federal regulatory agencies. Compliance with these requirements requires the dedication of significant resources and any material failure by Bitsy to remain in compliance with these requirements could subject it to liability or limit the services it may offer.

On January 31, 2019, Yassen Traynor filed a putative class action lawsuit against us in the United States District Court, Southern District of New York, alleging that our website violated the Americans with Disabilities Act ("ADA") in addition to other New York specific laws, because it was not accessible to blind and visually impaired people. On October 23, 2019, the case was dismissed.

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former chief executive officer and former chief financial officer in the United States District Court in the Central District of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), Section 20(A) of the Exchange Act. On October 8, 2019, October 17, 2019, and October 31, 2019, three similar lawsuits were filed in the same court also naming the Company and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend these actions.

We establish liabilities when a particular contingency is probable and estimable. At September 30, 2019 and December 31, 2018, we have accrued $9.4 million and $10.3 million, respectively, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

On July 30, 2019, we announced that our Board of Directors had declared the Dividend payable in shares of our Series A-1 Preferred Stock. Existing Series A-1 shares can currently only be traded on the PRO Securities ATS. On September 18, 2019, we announced our intent to register the Series A-1 Preferred to be issued pursuant to the Dividend under the Securities Act of 1933, and postponed the previously announced record and distribution dates for the Dividend. Accordingly, the Dividend has not been distributed as of September 30, 2019. On October 28, 2019, we announced that we would seek a shareholder vote at a shareholder special meeting to allow us to amend the certificates of designation for our preferred shares, removing certain restrictions and permitting us to reallocate the number of shares among the series of preferred shares, to facilitate issuance of the Dividend. On November 10, 2019, our Board of Directors approved December 18, 2019 as the record date for the shareholder vote and February 13, 2020 as the shareholder special meeting date.

Preferred Stock

On May 1, 2019, we informed holders of our Series A Preferred of an opportunity to exchange (the "Exchange") outstanding Series A Preferred for newly-issued shares of the Company's Series A-1 Preferred. On June 26, 2019, the Exchange was completed for participating stockholders. In connection with the Exchange, 122,526 shares of Series A Preferred were validly tendered and accepted for exchange by the Company and the Company issued 122,526 shares of Series A-1 Preferred in exchange therefore.

On June 26, 2019, in connection with the completion of the Exchange, 1,144 shares of Series A Preferred were converted into shares of Series B Preferred (such transaction, the "Conversion"). Following the Conversion, 2,895 shares of Series A Preferred remained outstanding as of June 30, 2019 and in July 2019, 2,020 of those remaining shares were exchanged for shares of Series A-1 Preferred and 875 of those remaining shares were converted into shares of Series B Preferred. Following that time, the Company eliminated the Series A Preferred by filing a Certificate of Elimination with the Delaware Secretary of State.

Except as required by law, the preferred shares are intended to have voting and dividend rights similar to those of one share of common stock. Preferred shares rank senior to common stock with respect to dividends. Holders of the preferred shares will be entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds of the Company legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the preferred shares are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split, or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share to the holders of our preferred stock during 2017 and 2018.

Neither the Series A Preferred, Series A-1 Preferred, nor Series B Preferred is required to be converted into or exchanged for shares of our common stock or any other entity; however, at our sole discretion, we may convert the Series A Preferred shares or Series A-1 Preferred shares into Series B Preferred shares at any time on a one-to-one basis. Until December 15, 2019, we may redeem, at our discretion, the Series A, Series A-1, and Series B Preferred shares for an amount equal to the highest of the following: (1) $15.68 plus any accrued but unpaid dividends, (2) 105% of the average trading price of our common stock during a five-trading-day period determined by the Company and (3) 105% of the average trading price of the series of preferred shares during the same five-day-trading period. In the event of any liquidation, any amount available for distribution to stockholders after payment of all liabilities will be distributed proportionately, with each share of Series A Preferred, each share of Series A-1 Preferred, and each share of Series B Preferred being treated as though it were a share of our common stock.

JonesTrading Sales Agreement

In August 2018, we entered into a sales agreement with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted "at the market" public offerings of our common stock from time to time. Under the sales agreement, JonesTrading, acting as our agent, sold 5,843,147 shares of our common stock resulting in $146.7 million in proceeds, net of $3.3 million of offering costs, including commissions paid to JonesTrading. Of the cumulative amount sold under the sales agreement, we sold shares of common stock for $52.1 million, net of offering expenses (including commissions) during the nine months ended September 30, 2019. The average gross price per share of stock sold pursuant to the sales agreement during the nine months ended September 30, 2019 was $17.84.

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

At December 31, 2018, cumulative proceeds since December 18, 2017 from the security token offering totaling $104.8 million, net of $22.0 million of withdrawals, were classified as a component of noncontrolling interest within our consolidated financial statements. As of December 31, 2018, tZERO incurred $21.5 million of offering costs associated with the security token offering that are classified as a reduction in proceeds within noncontrolling interest of our consolidated financial statements. During the nine months ended September 30, 2018, proceeds from the security token offering were $104.8 million, net of $22.0 million of withdrawals. During the nine months ended September 30, 2018, tZERO incurred offering costs of $21.3 million.

GSR Agreement

In August 2018, Overstock signed a Token Purchase Agreement with GSR Capital Ltd., a Cayman Islands exempted company ("GSR"). The Token Purchase Agreement sets forth the terms on which GSR had agreed to purchase, for $30 million, on May 6, 2019 or such other date as agreed by the parties, security tokens at a price of $6.67 per security token. On May 8, 2019, the parties executed an Investment Agreement to replace the Token Purchase Agreement under which GSR agreed to purchase 508,710 shares of tZERO common stock, representing approximately 0.5% of the issued and outstanding common stock of tZERO. In exchange, GSR agreed to transfer to tZERO a total $5.0 million in consideration, consisting of $1.0 million U.S. dollars, $1.0 million U.S. dollars' worth of Chinese Renminbi, and securities traded on the Hong Kong Stock Exchange with a market value on the date of the Investment Agreement of $3.0 million U.S. dollars. As of September 30, 2019, GSR had provided $2.0 million of U.S. dollars pursuant to the Investment Agreement and such amount is included in Accrued liabilities at September 30, 2019. On September 16, 2019, in recognition of GSR's remaining obligations under the Investment Agreement, tZERO and GSR entered into a Promissory Note under which GSR promised to pay the remaining $3.0 million in consideration due to tZERO under the Investment Agreement in the form of U.S. dollars in multiple installments by December 6, 2019.

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

10. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including stock options, and restricted stock. Employee accounting applies to awards granted by the Company or subsidiary in the company or subsidiary's shares only to its own employees, respectively. Stock-based compensation expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Overstock restricted stock awards	$3,821	$1,779	$12,249	$6,863
Medici Ventures stock options	329	138	862	273
tZERO equity awards	317	329	512	4,518
Total stock-based compensation expense	$4,467	$2,246	$13,623	$11,654

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

The following table summarizes restricted stock award activity during the nine months ended September 30, 2019 (in thousands, except per share data):

	Nine months ended September 30, 2019
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	559	$44.08
Granted at fair value	981	17.80
Vested	(259)	35.28
Forfeited	(193)	23.33
Outstanding—end of period	1,088	$26.16

Medici Ventures stock options

The Medici Ventures, Inc. 2017 Stock Option Plan provides for the grant of options to employees and directors of and consultants to Medici Ventures to acquire up to approximately 9% of the authorized shares of Medici Ventures' common stock. Medici Ventures authorized 1.5 million shares, 900,000 of which are issued and outstanding to Overstock, and 130,000 of which are subject to the 2017 Stock Option Plan. The remaining 470,000 are authorized but unissued. During the nine months ended September 30, 2019, Medici Ventures granted 27,550 stock options with a cumulative grant date fair value of $2.4 million which vest over a three-year period.

tZERO equity awards

The tZERO.com 2017 Equity Incentive Plan provides for grant of options to employees and directors of and consultants to tZERO to acquire up to 5% of the authorized shares of tZERO's common stock. During the nine months ended September 30, 2019, tZERO granted awards to acquire 3,492,762 shares of its stock with a cumulative grant date fair value of $506,000 which will be expensed on a straight-line basis over the vesting period of three years. Additionally, during the nine months ended September 30, 2019, tZERO granted 245,500 restricted stock awards with a cumulative grant date fair value of $749,000 which will be expensed on a straight-line basis over a cliff vesting period of two years.

11. OTHER EXPENSE, NET

Other expense, net consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Equity method losses	$(1,864)	$(1,123)	$(4,922)	$(2,504)
Impairment of equity securities	(2,750)	(511)	(6,964)	(511)
Unrealized gain/(loss) on equity securities	(700)	(72)	(1,818)	1,764
Allowance on notes receivable	—	—	(1,242)	—
Gain/(loss) on sale of equity securities	—	—	(258)	—
Other	533	(142)	1,156	(238)
Total other expense, net	$(4,781)	$(1,848)	$(14,048)	$(1,489)

12. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. As described in Note 1—Basis of Presentation, we have recast our segment information to conform with current year presentation. We determined our segments based on how we manage our business. In the fourth quarter of 2018, we completed our review of our segment reporting and in light of a strategic shift in our Chief Operating Decision Maker's long-term strategic focus for our organization, we no longer consider the split of retail direct and retail partner as a distinct and relevant measure of our business. Accordingly, Direct and Partner are no longer considered separate reportable segments but are included under Retail in our Business Segment disclosures. Beginning in the first quarter of 2019, we began allocating corporate support costs (administrative functions such as finance, human resources, and legal) to our operating segments based on their estimated usage and based on how we manage our business. Comparative prior year information has not been recast and as a result our corporate support costs for those comparative prior periods remain allocated to our Retail segment. Our Medici business includes two reportable segments, tZERO and the unconsolidated financial information for Medici Ventures ("MVI"). MVI consists of the Medici business not associated with tZERO or MLG. We use pre-tax net income (loss) as the measure to determine our reportable segments. As a result, the MLG portion of our Medici Business is not significant as compared to our Retail, tZERO, and MVI segments. Our Other segment consists of MLG and our unallocated corporate support costs.

Our Retail segment primarily consists of amounts earned through e-commerce sales through our Website, excluding intercompany transactions eliminated in consolidation.

Our tZERO segment primarily consists of amounts earned through securities transactions through our broker-dealers and costs incurred to execute our tZERO business initiatives, excluding intercompany transactions eliminated in consolidation.

Our MVI segment primarily consists of costs incurred to develop and advance the concept of "Technology Stack for Civilization", excluding intercompany transactions eliminated in consolidation.

We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the three and nine months ended September 30, 2019 and 2018.

The following table summarizes information about reportable segments for three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,
	Retail	tZERO	MVI	Other	Total
2019
Revenue, net	$340,798	$5,662	$639	$—	$347,099
Cost of goods sold	272,545	4,367	639	—	277,551
Gross profit	68,253	1,295	—	—	69,548
Operating expenses (1)	77,641	14,114	4,427	3,496	99,678
Interest and other income (expense), net (2)	137	(475)	(4,057)	6	(4,389)
Pre-tax loss	$(9,251)	$(13,294)	$(8,484)	$(3,490)	(34,519)
Provision for income taxes					23
Net loss (3)					$(34,542)

2018
Revenue, net	$435,775	$4,338	$467	$—	$440,580
Cost of goods sold	350,651	2,746	467	—	353,864
Gross profit	85,124	1,592	—	—	86,716
Operating expenses	124,571	7,235	1,845	897	134,548
Interest and other income (expense), net (2)	(515)	96	(1,147)	—	(1,566)
Pre-tax loss	$(39,962)	$(5,547)	$(2,992)	$(897)	(49,398)
Benefit from income taxes					(141)
Net loss (3)					$(49,257)

	Nine months ended September 30,
	Retail	tZERO	MVI	Other	Total
2019
Revenue, net	$1,070,898	$15,709	$1,930	$—	$1,088,537
Cost of goods sold	858,169	11,867	1,930	—	871,966
Gross profit	212,729	3,842	—	—	216,571
Operating expenses (1)	244,571	41,410	11,583	10,933	308,497
Interest and other income (expense), net (2)	312	(1,098)	(12,068)	(1)	(12,855)
Pre-tax loss	$(31,530)	$(38,666)	$(23,651)	$(10,934)	(104,781)
Provision for income taxes					279
Net loss (3)					$(105,060)

2018
Revenue, net	$1,353,454	$14,080	$1,510	$—	$1,369,044
Cost of goods sold	1,085,483	9,723	1,510	—	1,096,716
Gross profit	267,971	4,357	—	—	272,328
Operating expenses	399,540	33,119	6,445	1,986	441,090
Interest and other income (expense), net (2)	654	513	(2,479)	—	(1,312)
Pre-tax loss	$(130,915)	$(28,249)	$(8,924)	$(1,986)	(170,074)
Benefit from income taxes					(445)
Net loss (3)					$(169,629)
__________________________________________

(1)
 — Corporate support costs for three months ended September 30, 2019 have been allocated $9.4 million, $1.3 million, $0.9 million, and $1.8 million to Retail, tZERO, MVI, and Other, respectively. Unallocated corporate support costs of $1.3 million are included in Other. Corporate support costs for the nine months ended September 30, 2019 have been allocated $31.5 million, $4.5 million, $3.1 million, and $5.8 million to Retail, tZERO, MVI, and Other, respectively. Unallocated corporate support costs of $4.5 million are included in Other.

(2)
 — Excludes intercompany transactions eliminated in consolidation, which consist primarily of service fees and interest. The net amounts of these intercompany transactions were $739,000 and $539,000 for the three months ended September 30, 2019 and 2018 and $1.7 million and $3.0 million for the nine months ended September 30, 2019 and 2018.

(3)	— Net income (loss) presented for segment reporting purposes is before any adjustments attributable to noncontrolling interests.

For the three and nine months ended September 30, 2019 and 2018, substantially all of our revenues were attributable to customers in the United States. At September 30, 2019 and December 31, 2018, substantially all our property and equipment were located in the United States.

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

PRO Securities is a FINRA-registered broker dealer that owns and operates the PRO Securities alternative trading system ("ATS"), which is registered with the SEC. An ATS is a trading system that is not regulated as an exchange but is a licensed venue for matching buy and sell orders. The PRO Securities ATS is a closed system available only to its broker dealer subscribers. PRO Securities does not accept orders from non-broker dealers, nor does it hold, own or sell securities.

SpeedRoute and PRO Securities are subject to the SEC's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At September 30, 2019, SpeedRoute had net capital of $782,105, which was $652,732 in excess of its required net capital of $129,373 and SpeedRoute's net capital ratio was 2.48 to 1. At September 30, 2019, PRO Securities had net capital of $18,739 which was $13,739 in excess of its required net capital of $5,000 and PRO Securities net capital ratio was 1.22 to 1. At December 31, 2018, SpeedRoute had net capital of $1,251,579, which was $1,152,854 in excess of its required net capital of $98,725 and SpeedRoute's net capital ratio was 1.2 to 1. At December 31, 2018, PRO Securities had net capital of $13,958, which was $8,958 in excess of its required net capital of $5,000 and PRO Securities net capital ratio was 2 to 1.

SpeedRoute and PRO Securities did not have any securities owned or securities sold, not yet purchased at September 30, 2019 and December 31, 2018, respectively.

14. SUBSEQUENT EVENTS

On October 22, 2019 and November 1, 2019, we purchased additional minority interests in the equity securities of certain privately held entities for an aggregate of $9.0 million.

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

•	whether we would or would not submit any sale of our retail business to a vote of our stockholders;

•	whether we would or would not distribute any proceeds of any sale of our retail business to our stockholders by any means or use those proceeds in our blockchain initiatives or for other purposes;

•
our plans and expectations around the dividend of shares of our Series A-1 Preferred Stock that we originally announced on July 30, 2019, including specifically, whether we are able to ultimately issue this dividend on substantially similar terms to the terms that were originally announced and the timing of the dividend;

•	our expectations regarding the costs, benefits and risks of Medici Ventures' and tZERO's initiatives, including their acquisitions or purchases of interests in other companies;

•
potential negotiated equity investments in Overstock and/or tZERO, including the amount and structure of any such investments, the timing of such investments and their likelihood of closing on the agreed upon time frames, if at all;

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

•	our expectations regarding Medici Land Governance Inc., a public benefit corporation formed in mid-2018;

•	our efforts to improve our natural search results in our retail business;

•
our future operating or financial results, or other GAAP or non-GAAP financial measures or amounts or anticipated changes in any of them, including our recently announced change in guidance for fiscal year 2019;

•	our capital requirements and our ability to fund them;

•	the adequacy of our liquidity and our ability, if any, to increase our liquidity or capital resources;

•	tZERO's plans, including without limitation its plans regarding efforts to develop blockchain technology, including its joint venture with Box Digital;

•
our plans and expectations regarding the costs, benefits, and risks of attempting to develop technology applications including applications using or relating to blockchain technology and our plans to commercialize any of these potential applications;

•	the competition we currently face and anticipate;

•
the effects of current and future government regulation, including but not limited to the information requests we received from the Securities and Exchange Commission, and any liabilities or other costs or operational changes that result from any current proceeding, investigations or discussions with regulators in which we are involved;

•	the effects of current and future litigation, including shareholder class action lawsuits, and any liabilities or other costs that result from any such proceedings;

•	our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans for further changes to our business;

•	our expectations regarding our emphasis on home and garden product offerings;

•	our expectations regarding our shipping costs and timing of shipments;

•	our expectations regarding our potential liabilities or exposure to claims under Delaware's Abandoned Property Law;

•	our expectations regarding the actual costs of our employees' health insurance claims for which we may be liable; and

•	our other statements about the anticipated benefits and risks of our business and plans.
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

•
the technical, operational, financial, regulatory, legal, reputational, marketing and other obstacles we face in trying to create a profitable business from our blockchain initiatives, including tZERO;

•	our ability to enforce definitive agreements already entered by tZERO on the terms contemplated by the previously-disclosed binding agreements we signed with GSR Capital;

•
difficulties we have encountered and continue to encounter with changes that Google has made to its natural search engine algorithms, which have periodically resulted in lower rankings of our products and may continue to do so, and future changes that Google and other search engine companies may make to their natural search engine algorithms, which may have similar effects on us;

•
difficulties we may encounter in connection with recent departures of our chief executive officer and director, Patrick Byrne, and our chief financial officer, Gregory Iverson, both of which occurred and were announced in the third quarter;

•
increasing competition, including from Amazon, from well‑funded companies willing to incur substantial losses in order to build market share, and from others including competitors with delivery capabilities that we cannot currently match and do not expect to be able to match in the foreseeable future;

•	difficulties we may encounter in connection with our efforts to offer services to our customers outside of our retail business;

•	difficulties we may encounter in connection with tZERO or its subsidiaries, including those related to expense and any operational or regulatory issues for such entities;

•
technical, operational, regulatory or other difficulties we may encounter with our Medici or tZERO initiatives, including any difficulties we may have marketing any products or services tZERO may offer, whether due to lack of market size or acceptance or as a result of competition from any of the numerous competitors seeking to develop competing technologies or systems or as a result of patents that may be granted to other companies or persons, and losses we may continue to incur in connection with our Medici and tZERO initiatives;

•
uncertainties regarding the dividend of shares of our Series A-1 Preferred Stock, including as to timing and structure of the dividend, the ability of our subsidiary and its business partners to handle the anticipated increased volume of trading of those securities on the alternative trading system operated by our subsidiary, PRO Securities, as well as any potential effect such dividend may have on the market price of our common stock;

•	the difficulties tZERO will face in attempting to generate revenues of any nature;

•	impairment charges we may recognize with respect to assets or businesses that we, Medici Ventures or tZERO have acquired or may acquire;

•	any liability or expense we may incur as a result of our interests in other companies, whether as a result of regulatory issues or otherwise;

•	any downturn in the U.S. housing industry or other changes in U.S. and global economic conditions or U.S. consumer spending;

•	the imposition of tariffs or occurrence of other factors that increase the price of importing into the U.S. the types of merchandise we sell in our retail business;

•	modifications we may make to our business model from time to time;

•	the mix of products purchased by our customers and changes to that mix;

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

Our Medici business initiatives seek to develop and advance the concept of "Technology Stack for Civilization" by creating or fostering a set of products and solutions that leverage the transparency and immutability of blockchain technology to generate efficiencies and increase security and control in six areas of civilizational necessity: identity management, property rights and management, central banking and currencies, capital markets, supply chains and commerce, and voting systems. Our Medici business initiatives include our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), which conducts the majority of its business through its majority-owned subsidiary tZERO Group, Inc. ("tZERO"), formerly tØ.com, Inc., a financial technology company pursuing potential financial applications of blockchain technologies as well as non-blockchain businesses. Medici Ventures currently holds minority equity interests in several technology companies whose focuses include the areas mentioned above. Our Medici business initiatives are described in more detail below under "Our Medici Business—Medici Ventures" and our tZERO business initiatives are described in more detail below under "Our Medici Business—tZERO".

We are considering a range of potential transactions, including a sale of our retail business and additional equity or debt financings. Our Board of Directors continually discusses a variety of potential strategic and financial options and other changes to our business but has not approved or made any determination to consummate any strategic transaction, and may choose not to do so in the foreseeable future or at all.

Our company, based near Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999 and were re-incorporated in Delaware in 2002. As used herein, "Overstock", "Overstock.com", "O.co", "the Company", "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Our Retail Business

Our retail business, through September 30, 2019, generated nearly all of our net revenues. In our retail business, our goal is to provide goods to furnish and accessorize "dream homes" for our target customers—consumers who seek quality, stylish merchandise at bargain prices. At September 30, 2019, we offered 2.5 million products (7.6 million SKUs), of which over 99% were in-line products (products in active production), including more than 30,000 private label products offered under twelve private label brands. We believe that the furniture and home goods market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales, particularly as Millennial consumers (defined as those aged 20-36), who are generally comfortable shopping online, start families and move into new homes. We regularly change our product assortment to meet the evolving preferences of our customers and current trends. Our products include, among others, furniture, home décor including rugs, bedding and bath, home improvement, and kitchen items. We compete primarily based on:

•
Quality customer experience with an emphasis on price, value, and a wide assortment of products delivered in a personalized format with the convenience of our mobile app, and with the benefits of our award-winning customer care;

•	Proprietary technologies which we believe help us provide our customers with a quality shopping experience;

•	Logistics capabilities tailored to the furniture and home goods category and developed over our many years of e-commerce experience;

•	Long-term mutually beneficial relationships with our partners; and

•	Our Club O Loyalty Program, which we believe increases customer engagement and retention.

For the quarter ended September 30, 2019, nearly all our retail sales through our Website were from transactions in which we fulfilled orders through our network of manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. Our retail sales also includes sales of our own inventory shipped from our warehouses, including some customer returns of partner products.

During the quarters ended September 30, 2019, and 2018 our sales were almost entirely to customers located in the United States and no single customer accounted for more than 1% of our total net revenue.

Additional Offerings

We offer additional products or services that may complement our primary retail offerings but are not significant to our retail revenues. These include:

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

Our Retail revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. While we had lower sales volume during the fourth fiscal quarter of 2018, we anticipate the trend of higher sales volume during our fourth quarter to continue for the foreseeable future. To the extent possible we maintain supplier relationships and seek new supplier relationships for our retail businesses.

Our Medici Business

Medici Ventures

Medici Ventures' strategy is to develop and advance the concept of "Technology Stack for Civilization" by creating or fostering a set of products and solutions that leverage blockchain technology to generate efficiencies and increase security and control in six areas of civilizational necessity: identity management, property rights and management, central banking and currencies, capital markets, supply chains and commerce, and voting systems. A blockchain is a cryptographically secured, distributed infrastructure, or network, which may be accessed and, in some cases, maintained by each member of the network. Medici Ventures has a team of approximately 53 software engineers, developers and other technologists who work in blockchain development and deployment and enterprise level software development and deployment. Medici Ventures provides the services of some of its software engineers, developers, or other technologists to other blockchain companies. Medici Ventures also owns strategic minority equity interests in several blockchain-related companies, each of which focuses on at least one of the Technology Stack for Civilization areas mentioned above. Medici Ventures takes an active interest in and holds seats on the boards of some of these companies. These companies include technology companies whose focuses include commercial blockchain applications for identity and social media, property and land, money and banking, capital markets, supply chain, and voting. All of the companies in which Medici Ventures holds strategic equity interests are startup businesses, businesses in the development stage, or businesses with a short operating history. The majority of Medici Ventures' business is its 80% interest in tZERO, which, as described below, is a financial technology company pursuing potential financial applications for blockchain technologies.

tZERO

tZERO is a financial technology company pursuing financial applications utilizing blockchain technologies as well as non-blockchain technologies. tZERO's primary focus at present is on its facility for the trading of digital security tokens on an Alternative Trading System ("ATS") and on its joint venture with BOX Digital Markets LLC ("BOX Digital") intended to develop a U.S. national securities exchange with regulatory approvals that would enable it to trade digital securities.

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

Revenue decreased 21% in Q3 2019 compared to Q3 2018. This decrease was primarily due to decreased product sales that resulted from a significant reduction in sales and marketing activities, which was part of our effort to return to retail profitability. In January 2018, we shifted our retail strategy to aggressively pursue revenue growth and new customers with a large increase in sales and marketing expenses. We discontinued this strategy in August 2018 and have returned to a more disciplined approach to marketing. In addition, we have seen our revenues negatively impacted due to increased tariffs on goods manufactured in China, search traffic taking longer than expected to translate into purchasing customers, waning consumer confidence decreasing conversion on high dollar purchases industry wide, and other more general decreases in conversion.

Gross profit in Q3 2019 decreased 20% compared to Q3 2018 primarily due to the decrease in net revenue in the retail business, partially offset by an increase in gross margin. Gross margin increased to 20.0% in Q3 2019, compared to 19.7% in Q3 2018. The increase in gross margin was primarily due to improvements in our promotional pricing strategy and a higher proportion of our revenue coming from marketplace sales, which we recognize on a net basis. These increases to gross margin were partially offset by increased freight costs resulting from the business closure of one of our freight carriers, cancellation of services with a freight carrier that failed to deliver acceptable service levels, and an increase in volume of large package shipments.

Sales and marketing expenses as a percentage of revenue decreased from 12.6% to 9.9% in Q3 2019 as compared to Q3 2018, primarily due to our return to our historical focus on operational efficiency as we have shifted away from our aggressive retail marketing strategy from early 2018. As part of this effort, we significantly reduced spending in the sponsored search and display ads on social media marketing channels.

Technology expenses in Q3 2019 decreased $1.1 million compared to Q3 2018 primarily due to a $435,000 decrease in outside service costs and a $413,000 decrease in technology licenses and maintenance costs.

General and administrative expenses in Q3 2019 decreased $12.7 million compared to Q3 2018, primarily due to $10.8 million in special legal costs in Q3 2018 related to our gift card escheatment case in Delaware and capital raising efforts. In addition, we had a $1.8 million decrease in consulting expenses, an $862,000 decrease in staff-related costs, and an $834,000 decrease in travel expenses. These decreases were partially offset by a $1.4 million impairment charge on certain intangible assets and an $844,000 increase in corporate insurance costs.

Liquidity

Our consolidated cash and cash equivalents balance decreased from $141.5 million as of December 31, 2018 to $83.5 million, as of September 30, 2019, a decrease of $58.0 million, primarily as the result of cash outflows from operating activities of $89.2 million and expenditures for fixed assets of $17.9 million for the nine months ended September 30, 2019, which was partially offset by cash inflows from the sale of common stock under our "at the market" sales agreement with JonesTrading of $52.1 million, net of offering costs (including commissions) during the first half of 2019.

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

Digital Dividend

On July 30, 2019, we announced that our Board of Directors had declared the Dividend payable in shares of our Series A-1 Preferred Stock. Existing Series A-1 shares can currently only be traded on the PRO Securities ATS. On September 18, 2019, we announced our intent to register the Series A-1 Preferred to be issued pursuant to the Dividend under the Securities Act of 1933, and postponed the previously announced record and distribution dates for the Dividend. Accordingly, the Dividend has not been distributed as of September 30, 2019. On October 28, 2019, we announced that we would seek a shareholder vote at a shareholder special meeting to allow us to amend the certificates of designation for our preferred shares, removing certain restrictions and permitting us to reallocate the number of shares among the series of preferred shares, to facilitate issuance of the Dividend. On November 10, 2019, our Board of Directors approved December 18, 2019 as the record date for the shareholder vote and February 13, 2020 as the shareholder special meeting date. Upon approval by the shareholders, we intend to promptly announce the revised dividend record and distribution dates, with the aim of distributing the dividend to investors as soon as reasonably possible.

The balance of our Management's Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Retail	98.2%	98.9%	98.4%	98.9%
Other	1.8	1.1	1.6	1.1
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Retail	78.5	79.6	78.8	79.3
Other	1.5	0.7	1.3	0.8
Total cost of goods sold	80.0	80.3	80.1	80.1
Gross profit	20.0	19.7	19.9	19.9
Operating expenses:
Sales and marketing	9.9	12.6	9.4	16.6
Technology	9.4	7.7	9.3	7.1
General and administrative	9.4	10.3	9.6	8.5
Total operating expenses	28.7	30.5	28.3	32.2
Operating loss	(8.7)	(10.9)	(8.4)	(12.3)
Interest and other income (expense), net	(1.3)	(0.4)	(1.2)	(0.1)
Loss before income taxes	(9.9)	(11.2)	(9.6)	(12.4)
Provision (benefit) from income taxes	—	—	—	—
Consolidated net loss	(10.0)%	(11.2)%	(9.7)%	(12.4)%

Comparisons of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018, and Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

Revenue

The following table reflects our net revenues for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue, net
Retail	$340,798	$435,775	$(94,977)	(21.8)%	$1,070,898	$1,353,454	$(282,556)	(20.9)%
Other	6,301	4,805	1,496	31.1%	17,639	15,590	2,049	13.1%
Total revenue, net	$347,099	$440,580	$(93,481)	(21.2)%	$1,088,537	$1,369,044	$(280,507)	(20.5)%

The 21% decrease in total net revenue for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to decreased product sales that resulted from a significant reduction in sales and marketing activities, which was part of our effort to return to retail profitability. In January 2018, we shifted our retail strategy to aggressively pursue revenue growth and new customers with a large increase in sales and marketing expenses. We discontinued this strategy in August 2018 and have returned to a more disciplined approach to marketing. In addition, we have seen our revenues negatively impacted due to increased tariffs on goods manufactured in China, search traffic taking longer than expected to translate into purchasing customers, waning consumer confidence decreasing conversion on high dollar purchases industry wide, and other more general decreases in conversion.

The 20% decrease in total net revenue for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to decreased product sales that resulted from a significant reduction in sales and marketing activities, which was part of our effort to return to retail profitability, as described above. In addition, we have seen our revenues negatively impacted due to increased tariffs on goods manufactured in China, search traffic taking longer than expected to translate into purchasing customers, waning consumer confidence decreasing conversion on high dollar purchases industry wide, and other more general decreases in conversion.

International net revenues were less than 2% of total net revenues for each of the three and nine months ended September 30, 2019 and 2018.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(8,171)	$(1,429)
1	$(3,751)	$(659)
As reported	As reported	As reported
-1	$3,553	$629
-2	$7,271	$1,272

Gross profit and gross margin

Our overall gross margins fluctuate based on changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue, net
Retail	$340,798	$435,775	$(94,977)	(21.8)%	$1,070,898	$1,353,454	$(282,556)	(20.9)%
Other	6,301	4,805	1,496	31.1%	17,639	15,590	2,049	13.1%
Total net revenue	$347,099	$440,580	$(93,481)	(21.2)%	$1,088,537	$1,369,044	$(280,507)	(20.5)%
Cost of goods sold
Retail	$272,545	$350,651	$(78,106)	(22.3)%	$858,169	$1,085,483	$(227,314)	(20.9)%
Other	5,006	3,213	1,793	55.8%	13,797	11,233	2,564	22.8%
Total cost of goods sold	$277,551	$353,864	$(76,313)	(21.6)%	$871,966	$1,096,716	$(224,750)	(20.5)%
Gross Profit
Retail	$68,253	$85,124	$(16,871)	(19.8)%	$212,729	$267,971	$(55,242)	(20.6)%
Other	1,295	1,592	(297)	(18.7)%	3,842	4,357	(515)	(11.8)%
Total gross profit	$69,548	$86,716	$(17,168)	(19.8)%	$216,571	$272,328	$(55,757)	(20.5)%

Gross margins for the past seven quarterly periods and fiscal year ending 2018 were:

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	FY 2018	Q1 2019	Q2 2019	Q3 2019
Retail	21.0%	18.9%	19.5%	17.9%	19.3%	19.9%	19.7%	20.0%
Other	27.2%	24.1%	33.1%	26.8%	27.6%	22.3%	22.6%	20.6%
Combined	21.1%	19.0%	19.7%	18.0%	19.4%	19.9%	19.8%	20.0%

Gross profit for the three months ended September 30, 2019 decreased 20% compared to the same period in 2018 primarily due to the decrease in net revenue in the retail business, partially offset by an increase in gross margin. Gross margin increased to 20.0% for the three months ended September 30, 2019, compared to 19.7% for the same period in 2018. The increase in gross margin was primarily due to improvements in our promotional pricing strategy and a higher proportion of our revenue coming from marketplace sales, which we recognize on a net basis. These increases to gross margin were partially offset by increased freight costs resulting from the business closure of one of our freight carriers, cancellation of services with a freight carrier that failed to deliver acceptable service levels, and an increase in volume of large package shipments.

Gross profit for the nine months ended September 30, 2019 decreased 20% compared to the same period in 2018 primarily due to the decrease in net revenue in the retail business. Gross margin was 19.9% for the nine months ended September 30, 2019, unchanged from the same period in 2018.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
Total revenue, net	$347,099	100%	$440,580	100%	$1,088,537	100%	$1,369,044	100%
Cost of goods sold
Product costs and other cost of goods sold	261,670	75%	334,156	76%	822,390	76%	1,039,518	76%
Fulfillment and related costs	15,881	5%	19,708	4%	49,576	5%	57,198	4%
Total cost of goods sold	277,551	80%	353,864	80%	871,966	80%	1,096,716	80%
Gross profit	$69,548	20%	$86,716	20%	$216,571	20%	$272,328	20%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs increased slightly during the three and nine months ended September 30, 2019 as compared to the same period in 2018.

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

The following table reflects our sales and marketing expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing expenses	$34,215	$55,312	$(21,097)	(38.1)%	$102,252	$226,942	$(124,690)	(54.9)%
Sales and marketing expenses as a percent of net revenues	9.9%	12.6%			9.4%	16.6%

The 38% decrease in sales and marketing expenses for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to our return to our historical focus on operational efficiency as we have shifted away from our aggressive retail marketing strategy from early 2018. As part of this effort, we significantly reduced spending in the sponsored search and display ads on social media marketing channels.

The 55% decrease in sales and marketing expenses for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to our shift in retail marketing strategy, as described above.

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

The following table reflects our technology expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Technology expenses	$32,782	$33,880	$(1,098)	(3.2)%	$101,368	$97,597	$3,771	3.9%
Technology expenses as a percent of net revenues	9.4%	7.7%			9.3%	7.1%

The $1.1 million decrease in technology costs for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to a $435,000 decrease in outside service costs and a $413,000 decrease in technology licenses and maintenance costs.

The $3.8 million increase in technology costs for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to a $2.9 million increase in staff-related costs and a $1.0 million increase in technology licenses and maintenance costs.

General and administrative expenses

The following table reflects our general and administrative expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative expenses	$32,681	$45,356	$(12,675)	(27.9)%	$104,877	$116,551	$(11,674)	(10.0)%
General and administrative expenses as a percent of net revenues	9.4%	10.3%			9.6%	8.5%

The $12.7 million decrease in general and administrative expenses for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to $10.8 million in special legal costs in the third fiscal quarter of 2018 related to our gift card escheatment case in Delaware and capital raising efforts. In addition, we had a $1.8 million decrease in consulting expenses, an $862,000 decrease in staff-related costs, and an $834,000 decrease in travel expenses. These decreases were partially offset by a $1.4 million impairment charge on certain intangible assets and an $844,000 increase in corporate insurance costs.

The $11.7 million decrease in general and administrative expenses for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to a $12.1 million decrease in legal costs largely due to expenses we incurred in 2018 for our gift card escheatment case in Delaware and capital raising efforts, as well as a $2.5 million decrease in travel expenses, a $1.5 million decrease in consulting expenses, and a $1.2 million decrease in cryptocurrency losses. These decreases were partially offset by a $2.4 million increase in corporate insurance costs and a $1.4 million impairment charge on certain intangible assets.

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of goods sold - retail	$170	$85	$516	$252
Technology	5,042	5,330	15,109	16,103
General and administrative	1,261	1,038	3,762	3,082
Total depreciation	$6,473	$6,453	$19,387	$19,437

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Technology	$896	$885	$2,687	$2,534
Sales and marketing	16	119	48	442
General and administrative	133	542	(526)	620
Total amortization of intangible assets other than goodwill	$1,045	$1,546	$2,209	$3,596

General and administrative amortization above was net of reversals due to adjustments to the purchase price allocation for Mac Warehouse.

Stock-based compensation expense

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of goods sold — retail	$55	$41	$156	$152
Sales and marketing	486	277	1,460	1,465
Technology	1,428	583	4,325	1,725
General and administrative	2,498	1,345	7,682	8,312
Total stock-based compensation	$4,467	$2,246	$13,623	$11,654

Other expense, net

Other expense, net for the three months ended September 30, 2019 was $4.8 million as compared to $1.8 million for the three months ended September 30, 2018. The increase was primarily due to a $3.6 million increase in non-cash losses on equity holdings and other assets.

Other expense, net for the nine months ended September 30, 2019 was $14.0 million as compared to $1.5 million for the nine months ended September 30, 2018. The increase was primarily due to a $14.0 million increase in non-cash losses on equity holdings and other assets.

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

Our expense/(benefit) for income taxes for the three and nine months ended September 30, 2019 and 2018 was $23,000 and $(141,000) and $279,000 and $(445,000), respectively. The effective tax rate for the nine months ended September 30, 2019 and 2018 was (0.3)% and 0.3%, respectively. Our low effective tax rate is primarily attributable to the valuation allowance we are maintaining on our net deferred tax assets.

We have indefinitely reinvested foreign earnings of $2.3 million at September 30, 2019. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

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

The following table reflects our total net revenues for each of the quarters in 2019, 2018 and 2017 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	$367,729	$373,709	$347,099	$	N/A
2018	445,331	483,133	440,580		452,548
2017	432,435	432,024	424,007		456,290

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents. At September 30, 2019, we had cash and cash equivalents of $83.5 million. Our ability to access the liquidity of our subsidiaries may be limited by tax and legal considerations and other factors.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2019	2018
Cash provided by (used in):
Operating activities	$(89,195)	$(120,300)
Investing activities	(14,259)	(89,508)
Financing activities	46,437	189,575

In August 2018, we entered into a sales agreement with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted "at the market" public offerings of up to $150 million of our common stock. As of September 30, 2019, we had sold 5,843,147 shares of our common stock pursuant to the sales agreement and have received $146.7 million in proceeds, net of $3.3 million of offering costs, including commissions paid to JonesTrading. During the nine months ended September 30, 2019, we sold shares of common stock for $52.1 million, net of offering expenses (including commissions). The average gross price per share of stock sold pursuant to the sales agreement during the nine months ended September 30, 2019 was $17.84. No additional shares are currently available under the sales agreement. We cannot assure you that we will be able to replace, extend, or modify this facility on acceptable terms in a timely manner or at all.

Contemplated Financing Transactions

In August 2018, Overstock signed a Token Purchase Agreement with GSR Capital Ltd., a Cayman Islands exempted company ("GSR"). The Token Purchase Agreement sets forth the terms on which GSR had agreed to purchase, for $30 million, on May 6, 2019 or such other date as agreed by the parties, security tokens at a price of $6.67 per security token. On May 8, 2019, the parties executed an Investment Agreement to replace the Token Purchase Agreement under which GSR agreed to purchase 508,710 shares of tZERO common stock, representing approximately 0.5% of the issued and outstanding common stock of tZERO. In exchange, GSR agreed to transfer to tZERO a total $5.0 million in consideration, consisting of $1.0 million U.S. dollars, $1.0 million U.S. dollars' worth of Chinese Renminbi, and securities traded on the Hong Kong Stock Exchange with a market value on the date of the Investment Agreement of $3.0 million U.S. dollars. As of September 30, 2019, GSR provided $2.0 million of U.S. dollars pursuant to the Investment Agreement and such amount is included in Accrued liabilities at September 30, 2019. On September 16, 2019, in recognition of GSR's remaining obligations under the Investment Agreement, tZERO and GSR entered into a Promissory Note under which GSR promised to pay the remaining $3.0 million in consideration due to tZERO under the Investment Agreement in the form of U.S. dollars in multiple installments by December 6, 2019.

Upon full payment under the Investment Agreement or, alternatively, the Promissory Note, tZERO expects to issue the shares of its common stock and the amounts included in Accrued liabilities will be reflected as Noncontrolling interest.

The previously-announced memorandum of understanding in which GSR and Makara Capital would co-lead an investment of up to $100 million in tZERO common stock did not close in April as initially expected and, following further discussions, GSR and Makara Capital informed tZERO that they would not be pursuing an investment in tZERO pursuant to the memorandum of understanding.

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

The $89.2 million of net cash used in operating activities during the nine months ended September 30, 2019 was primarily due to consolidated net loss of $105.1 million and cash used by operating assets and liabilities of $41.0 million, which were partially offset by certain non-cash items including depreciation and amortization expense, including non-cash operating lease costs of $28.0 million, stock-based compensation of $13.6 million, impairments recognized on equity securities of $7.0 million, and losses recognized on equity method securities of $4.9 million.

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

Cash flows from investing activities

For the nine months ended September 30, 2019, investing activities resulted in net cash outflows of $14.3 million primarily due to $17.9 million of expenditures for property and equipment, $5.1 million purchase of equity securities, and $3.3 million disbursement of notes receivable, partially offset by $7.1 million in proceeds from the sale of equity securities and $4.9 million of cash acquired through a business combination that was funded at the end of the fourth quarter of 2018 but closed in the first quarter of 2019.

For the nine months ended September 30, 2018, investing activities resulted in net cash outflows of $89.5 million primarily due to $43.7 million investment in equity securities, $12.9 million acquisition of businesses, net of cash acquired, $20.7 million of expenditures for fixed assets, and $9.6 million purchase of intangible assets.

Cash flows from financing activities

For the nine months ended September 30, 2019, financing activities resulted in net cash inflows of $46.4 million primarily due to $52.1 million of net proceeds from the sale of common stock under the at the market offering, partially offset by $1.4 million of taxes withheld upon vesting of restricted stock, and $3.1 million payment on long-term debt.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2019 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$62,978	$9,123	$19,649	$17,351	$16,855
Purchase obligations	125	125	—	—	—
Technology services	3,268	3,017	251	—	—
Total contractual cash obligations	$66,371	$12,265	$19,900	$17,351	$16,855

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations. During the nine months ended September 30, 2019, we renewed a lease for one of our warehouses and entered into a new office lease that increased our future operating lease payments by $11.4 million.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at September 30, 2019. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Technology services

From time to time we enter into long-term contractual agreements for technology services and finance leases for equipment included in such service agreements.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of September 30, 2019, accrued tax contingencies were $1.6 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Letters of credit

At September 30, 2019 and December 31, 2018, letters of credit totaling $205,000 and $280,000, were issued on our behalf collateralized by compensating cash balances held at a bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

Commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2019, $43,000 was outstanding and $957,000 was available under the Purchasing Card. At December 31, 2018, $48,000 was outstanding and $952,000 was available under the Purchasing Card.

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

Our Medici and tZERO businesses are subject to general business regulations and laws, including some of those described above, but are also affected by a number of other laws and regulations, including but not limited to, laws and regulations relating to money transmitters and money services businesses, including the requirements of the Financial Crimes Enforcement Network of the U.S. Department of Treasury ("FinCEN"), cryptocurrencies, public benefit corporations, provisions of various securities laws and other laws and regulations governing broker dealers, alternative trading systems and national securities exchanges, anti-money laundering requirements, know-your-customer requirements, record-keeping, reporting and capital and bonding requirements, and a variety of other matters. Blockchain and distributed ledger platforms are recent technological innovations, and the regulation of securities tokens and other digital assets is developing. In the U.S., the businesses that we are working to develop are or may be subject to a wide variety of complex statutes and rules, most of which were implemented prior to the development of these technologies, and it is sometimes unclear whether or how various statutes or regulations apply.

Pro Securities, a wholly-owned subsidiary of tZERO, operates the PRO Securities ATS, which is subject to Regulation ATS as well as other regulations, partnering with broker-dealers that are also subject to regulation by the SEC and FINRA. The Pro Securities ATS facilitates the current trading of our outstanding Series A-1 Preferred as well as the tZERO Security Tokens. Secondary resales of our Series A-1 Preferred to be issued in connection with the Dividend will need to be conducted in compliance with federal and state securities laws and we are actively coordinating with regulatory authorities for this purpose.

The joint venture that tZERO and BOX Digital announced in June 2018 is seeking regulatory approvals that would enable the parties to operate a national securities exchange to trade security tokens. A national securities exchange, which will require approval from the SEC prior to beginning operations, will be subject to provisions of the Securities Exchange Act of 1934 and regulation substantially greater than that applicable to tZERO's current operations. The SEC released proposed rule changes relating to the proposed national securities exchange on October 11, 2019, soliciting public comments thereon. In addition, depending on the digital assets traded, the U.S. Commodity Futures Trading Commission may consider the assets to be commodities or derivatives and subject to additional regulation. Certain aspects of our Medici and tZERO businesses, including Bitsy's operations, are or may become subject to the state and federal laws and regulations applicable to money services businesses, including the requirements of FinCEN.

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

At September 30, 2019, we had $83.5 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $835,000 on our earnings or loss, or the cash flows of these instruments.

At September 30, 2019, letters of credit totaling $205,000 were outstanding under collateralized compensating cash balances held at our bank. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $2,000 on our earnings or loss if the letters of credit were fully drawn.

At September 30, 2019, we had cryptocurrency-denominated assets totaling $2.5 million. Hypothetically, a decrease in the market value of one hundred basis points would have an estimated impact of $25,000 on our losses, or the recorded value of these instruments. Increases in the market value of cryptocurrency-denominated assets are only recognized when they are sold. It is generally not our policy to hold material amounts of cryptocurrency because of volatility and market risk.

At September 30, 2019, our recorded value in equity securities in public and private companies was $41.7 million. Our equity securities in publicly traded companies represent $818,000 of our equity securities as of September 30, 2019, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity securities in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the equity security and, if the fair value is less than carrying value, we write down the equity security to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, as well as the risk factors described in our Form 10-K for the year ended December 31, 2018, the risk factors described in our Form 10-Q for the quarter ended June 30,2019, and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

The following supplements, and, to the extent inconsistent, amends the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

We and certain of our former officers and directors have been named in shareholder class action lawsuits, which could require significant additional management time and attention, result in significant additional legal expenses or result in government enforcement actions.

We and certain of our former officers and directors have been named in shareholder class action lawsuits, and may become subject to further litigation, government investigations or proceedings arising therefrom. The pending litigation and any future litigation, investigation or other actions that may be filed or initiated against us or our current or former officers or directors may be time consuming and expensive. We cannot predict what losses, if any, we may incur in these litigation matters, and expect to incur significant legal expenditures in defending and responding to these litigation matters.

Any such legal proceedings, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm, and will likely involve significant defense and other costs. We have entered into indemnification agreements with each of our directors and certain of our officers, requiring us to indemnify them. Further, our insurance may not cover all claims that have been or may be brought against us, and insurance coverage may not continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could materially adversely affect our business, prospects, results of operations and financial condition.

We are both the subjects of, and parties to, investigations by the SEC Division of Enforcement, which has required us to expend significant financial and legal resources. The resolution of those investigations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

In February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. In December of 2018, we received a follow-up request from the SEC relating to its investigation and relating to GSR. On October 7, 2019, we received a subpoena from the SEC’s Division of Enforcement pursuant to a formal SEC order of investigation requiring us to produce documents and other information related to the Dividend we announced to shareholders in June of 2019 and requesting 10b5-1 plans entered into by certain officers and directors. We have also received recent requests from the SEC regarding GSR and our communications with our former chief executive officer and director, Patrick Byrne. We are cooperating with the SEC’s investigation and have provided documents and are preparing to provide further documents and information requested in the subpoena, as modified by any agreement we have reached or may reach with the SEC. Although we believe that we have fully complied with all relevant laws and regulations, there can be no assurance that the SEC will not commence an enforcement action against us or members of our management, or as to the ultimate resolution of any enforcement action that the SEC may decide to bring. Under applicable law, the SEC has the ability to impose significant sanctions on companies and individuals who are found to have violated the provisions of applicable federal securities laws, including cease and desist orders, civil money penalties, and barring individuals from serving as directors or officers of public companies. We have expended significant financial and legal resources responding to the SEC subpoena. Defending any enforcement action brought by the SEC against us or members of our management would involve further significant expenditures and the resolution of any such enforcement action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The SEC Enforcement Division has requested information from the Company, and if the SEC chooses to pursue enforcement actions, it could have a material adverse effect on the Company.

As set out above, the Company has previously disclosed an investigation by the enforcement staff of the SEC which now also covers the departure of our former chief executive officer. The Company is cooperating with the staff’s investigation. There can be no assurance that the SEC will not take actions that could adversely affect the Company as a result of the matters described above. Among other things, if the SEC were to authorize and obtain officer and director bars in a SEC civil injunctive action against any of the members of management, the Company would lose the services of key personnel that could be expected to have a material adverse effect on the Company. We have incurred significant legal fees and other expenses in connection with the SEC investigation and could incur significant legal fees and other expenses or fines or other penalties in connection with the ongoing SEC investigation. In addition, members of our management have devoted in the past, and may need to devote in the future, a significant amount of time to these matters, which would reduce the amount of time they can devote to our business and therefore may have an adverse effect on our business.

We may not be able to issue the previously-announced dividend of shares of Series A-1 Preferred Stock, whether on the originally disclosed terms, on modified terms, or at all.

On July 30, 2019, we announced that our Board of Directors had declared a dividend (the “Dividend”) payable in shares of our Digital Voting Series A-1 Preferred Stock (the “Series A-1”). The announcement stated that the Dividend would be payable at a ratio of 1:10, meaning that one share of Series A-1 will be issued for every ten shares of common stock, Series A-1 or Voting Series B Preferred Stock held by all holders of such shares as of the record date. On September 18, 2019, we announced that, in light of the feedback we had received from industry participants, investors, and regulators, we were working to register the Dividend with the SEC so that the Dividend shares would be freely tradable by non-affiliates immediately upon distribution, and accordingly were postponing the originally-announced record date. On October 28, 2019, the Company announced that it was submitting the Dividend to a shareholder vote at a shareholder special meeting in order to make changes to the Company's Certificate of Designation to facilitate the Dividend. On November 10, 2019, our Board of Directors approved December 18, 2019 as the record date for the shareholder vote and February 13, 2020 as the shareholder special meeting date. No assurance can be given that the shareholders will approve payment of the Dividend, and, until shareholder approval occurs, there can be no certainty as to when the Dividend might be issued. Our inability to issue the Dividend could have a negative impact on our stock price and relations with our investors.

Changes to our D&O insurance policy cost and coverage could adversely affect our business.

We carry directors and officers liability insurance (D&O insurance) for losses and advancement of defense costs in the event legal actions are brought against the company’s directors and officers for alleged wrongful acts in their capacity as directors or officers. Our current annual D&O insurance policy, effective on October 1, 2019, contains significantly larger self-insured-retention amounts and more exclusions to coverage than in the past. As such, our D&O insurance may not be adequate to fully protect the company against liability for the conduct of its directors and officers.

The costs of our D&O insurance policy premiums increased substantially in the current year, renewal effective October 1, 2019, compared to the prior year policy premiums. If the costs of maintaining adequate insurance coverage increases significantly in the future, our operating results could be materially adversely affected.

Changes in management roles and responsibilities, the loss of key personnel, or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. Our former chief executive officer and director, Dr. Patrick Byrne, and our former chief financial officer, Gregory Iverson, resigned from their positions with the company in August 2019 and September 2019, respectively. The loss of the services of these executive officers, and any of our executive officers or other key employees for any reason, could harm our business. We do not have employment agreements with any of our key personnel. Our future success, in both our e-commerce business and in our Medici business, also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Our failure to attract and retain the necessary personnel could have a material adverse effect on our financial results, business and prospects.

We rely upon paid and unpaid natural search engines to rank our product offerings, and our financial results may suffer if we are unable to regain our prior rankings in natural searches.

We rely on paid and unpaid natural search engines to attract consumer interest in our product offerings, including Google, Bing, and Yahoo!. Changes to their ranking algorithms and ranking methodologies may further adversely affect our product offerings in paid and/or unpaid searches, and we may at times be subject to ranking penalties if the operators of search engines believe we are not in compliance with their guidelines. Search engine companies change their natural search engine algorithms and ranking methodologies periodically, and our ranking in natural searches may be adversely affected by those changes, as has occurred from time to time, and which have led us to pursue revenue growth in other more expensive marketing channels. Google's search engine is dominant in our business and has historically been a significant source of traffic to our website, much of it at essentially no incremental cost to us. If the algorithm changes we believe Google made in 2017, or the changes Google made in the fourth quarter of 2019 that base our ranking positions on our mobile website rather than our desktop website, prevent us from regaining our prior rankings in Google's natural search engine, we may have to utilize more expensive marketing channels or otherwise compensate for the loss of some of the natural search traffic, and if we are unable to do so, our financial results may suffer and the changes may have a material adverse effect on our business.

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

Additional Risks Related Primarily to our Series A-1 Preferred Stock

Our Series A-1 Preferred may only be sold through the PRO Securities ATS.

By virtue of the Amended and Restated Certificate of Designation setting forth its rights, powers, preferences and privileges, shares of our Series A-1 Preferred can be sold only on the PRO Securities ATS utilizing the tZERO Platform, with the record of beneficial ownership updated and recorded by a stockholder’s PRO Securities ATS-subscribing broker-dealer on a book-entry basis. As a result, we expect that sales of the Series A-1 Preferred will settle on the trade date. The Series A-1 Preferred is not and will not be listed on any national securities exchange or other trading market of any kind. The limitation on trading Series A-1 Preferred through the PRO Securities ATS may adversely affect the liquidity for, and the market price of shares of the Series A-1 Preferred. It may at times be very difficult to sell any shares of the Series A-1 Preferred.

The Series A-1 Preferred may only be sold through an online brokerage account established with a broker-dealer that subscribes to the PRO Securities ATS. Currently, Dinosaur Financial Group, LLC (“Dinosaur”) is the only broker-dealer that facilitates trades of any security on the PRO Securities ATS. Unless and until another broker-dealer subscribes to the PRO Securities ATS or maintains an account with a PRO Securities ATS-subscribing broker-dealer, any holder of Series A-1 Preferred that wishes to sell its shares must open an account at Dinosaur. If Dinosaur for any reason ceases to operate, there would be no broker-dealer to effect sales of the Series A-1 Preferred on PRO Securities ATS. This could prevent all trading in the Series A-1 Preferred and would likely materially and adversely affect the trading prices of the Series A-1 Preferred.

Likewise, Electronic Transaction Clearing, Inc. ("ETC") is the only clearing firm for the PRO Securities ATS. If for any reason ETC ceases to clear trades for subscribers of PRO Securities ATS and no clearing firm succeeds to ETC, trading in the Series A-1 Preferred on the PRO Securities ATS may be interrupted and such an interruption would likely materially and adversely affect the trading price of the Series A-1 Preferred.

The PRO Securities ATS has had limited volume. Even if a more liquid trading market for the Series A-1 Preferred does develop on the PRO Securities ATS utilizing the tZERO Platform, the depth and liquidity of that market and the ability of the holders to sell the Series A-1 Preferred may nevertheless be limited, which may have a material adverse effect on the liquidity for, and the market price of, the Series A-1 Preferred.

Moreover, peer-to-peer transfers of the Series A-1 Preferred outside of orders submitted to the PRO Securities ATS by a subscribing broker-dealer, or with a broker-dealer that itself maintains an account with a PRO Securities ATS-subscribing broker-dealer, on behalf of its customers, are not permitted, subject to limited circumstances. Outside of the following limited circumstances, Computershare (as our transfer agent) will not register peer-to-peer transfers of record ownership of the Series A-1 Preferred, and the only way to effect a sale of the Series A-1 Preferred is through an order submitted to the PRO Securities ATS’ order matching system by a PRO Securities ATS-subscribing broker-dealer on behalf of its customer. Computershare may register peer-to-peer transfers in its official record only in limited circumstances, such as a transfer from broker-dealer to broker-dealer, with the stockholder’s carrying broker-dealer being reflected as the record holder, or a transfer by a stockholder who is the record holder pursuant to a divorce decree or other transfers from record holders that do not constitute a “sale” for securities laws purposes, such as gifts (and then only following compliance with Computershare’s procedures, including delivery of appropriate documentation).

We have the right to convert the outstanding shares of Series A-1 Preferred into shares of Series B Preferred at any time.

We have the right to convert the Series A-1 Preferred into Series B Preferred at any time, and the terms of the Series B Preferred may be amended at any time without the consent of the holders of the Series A-1 Preferred. Any such conversion and any such amendment of the Series B Preferred could have a material adverse effect on the trading price of the Series A-1 Preferred. If we were to do so at a time when the Series B Preferred were trading at a price lower than the trading price of the Series A-1 Preferred, holders of Series A-1 Preferred would likely experience an immediate and potentially material decrease in the market value of the Series A-1 Preferred they hold and of the Series B Preferred they would receive upon the conversion. Moreover, the existence of this conversion right could have a negative impact on the liquidity for, and market value of, our Series A-1 Preferred.

Our obligation to pay dividends on the Series A-1 Preferred is limited, and our ability to pay dividends on the Series A-1 Preferred may be limited.

Our obligation to pay preferential dividends on the Series A-1 Preferred is subject to our Board declaring such dividend payments. Further, although we will be contractually restricted from paying a dividend on the common stock unless we have paid preferential cumulative $0.16 per share annual dividends on the Series A-1 Preferred and preferential cumulative 1.0% annual dividends on the Series B Preferred, we have never paid a dividend on the common stock and we have no intention of doing so. Consequently, our failure to pay preferential dividends on the Series A-1 Preferred and on the Series B Preferred might have no legal effect on us at all, although it could adversely affect the liquidity for, and trading prices of, the Series A-1 Preferred and of the Series B Preferred. Further, our payment of any dividends will be subject to contractual and legal restrictions and other factors the Board deems relevant. Further, we may elect not to pay dividends on the Series A-1 Preferred, the Series B Preferred or both rather than limiting other proposed expenditures, including expenditures that may not be contractually required. Moreover, agreements governing any future indebtedness of ours may further limit our ability to pay dividends on our capital stock, including the Series A-1 Preferred and the Series B Preferred. In addition, our ability to pay dividends is limited by applicable law. Although there are no arrearages in cumulative preferred dividends and we declared and paid a cash dividend of $0.16 per share to the holders of our then outstanding preferred stock during 2017 and 2018, there is no assurance that we will be able or that our board will decide to do so in the future. Any of the foregoing facts or events could have a material adverse effect on the holders of the Series A-1 Preferred and the holders of the Series B Preferred and on the liquidity for, and trading prices of, the Series A-1 Preferred and the Series B Preferred.

Voting rights on the Series A-1 Preferred generally will be limited to voting together with the holders of the common stock and Series B Preferred as a single class, and the holders of the Series A-1 Preferred and the holders of the Series B Preferred collectively will have only a small percentage of the voting power on any matter submitted to the holders of the common stock and the Series A-1 Preferred and Series B Preferred, voting together as a single class.

Voting rights of the Series A-1 Preferred generally will be limited to voting together with the holders of the common stock and Series B Preferred, as a single class. If an amendment requiring stockholder approval is proposed to our Amended and Restated Certificate of Incorporation, the holders of the Series A-1 Preferred and the holders of the Series B Preferred will vote together with the holders of the common stock as a single class, but neither the holders of the Series A-1 Preferred nor the holders of the Series B Preferred will be entitled to a class vote on the amendment, unless the proposed amendment would adversely affect the special rights, preferences, privileges and voting powers of the Series A-1 Preferred or Series B Preferred, respectively, or increase or decrease the aggregate number of authorized shares of Series A-1 Preferred or Series B Preferred. These limited voting rights could have a material adverse effect on holders of Series A-1 Preferred and holders of Series B Preferred and on the trading prices of the Series A-1 Preferred and the Series B Preferred.

Holders of the Series A-1 Preferred will not have any right, as a separate class, to elect any members of our board of directors.

The holders of the Series A-1 Preferred will have no right as a separate class to elect any members of our board of directors under any circumstances, including upon any failure of our board to declare or pay any dividend on the Series A-1 Preferred. Further, the holders of the Series A-1 Preferred and the holders of the Series B Preferred, together, also will have no right by themselves to elect any members of our board of directors under any circumstances. The holders of the Series A-1 Preferred and the holders of the Series B Preferred will be entitled only to vote with the holders of the common stock as a single class in the election of directors and on any other matter coming before a vote of the holders of the common stock. Holders’ lack of such rights could have a material adverse effect on holders of the Series A-1 Preferred and the holders of the Series B Preferred and the liquidity for, and trading prices of, the Series A-1 Preferred and the Series B Preferred.

Holders of Series A-1 Preferred will have no rights with respect to our common stock.

Holders of Series A-1 Preferred will have no rights with respect to our common stock, and no right to convert shares of Series A-1 Preferred into shares of common stock or to exchange shares of Series A-1 Preferred for shares of common stock, except that holders of Series A-1 Preferred will have the right to vote with the common stock on any matter submitted to a vote of the holders of the common stock, the right to receive payments upon liquidation equally with the holders of the common stock and the right to receive dividends in preference to the holders of the common stock and to participate in dividends, if any, paid on the common stock, subject to the limitations set forth in the Amended and Restated Certificate of Designation relating to the Series A-1 Preferred.

The Series A-1 Preferred and the Series B Preferred will rank junior to all of our and our subsidiaries’ liabilities in the event of a bankruptcy, liquidation or winding up of our or our subsidiaries’ business.

In the event of our bankruptcy, liquidation or winding up, our assets will be available to make payments to holders of Series A-1 Preferred and to holders of Series B Preferred only after all of our liabilities have been paid, and neither the Series A-1 Preferred nor the Series B Preferred will have any preference over the common stock in the event of our bankruptcy, liquidation or winding up. In addition, the Series A-1 Preferred and Series B Preferred will rank structurally junior to all existing and future liabilities of our subsidiaries. The rights of holders of Series A-1 Preferred to participate in the assets of our subsidiaries upon any liquidation or reorganization of any subsidiary will rank junior to the claims of creditors. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay any amounts to the holders of Series A-1 Preferred or Series B Preferred then outstanding. We may incur significant debt or other liabilities in the future, and the Series A-1 Preferred and Series B Preferred contain no covenant or restriction on our ability to incur debt or other obligations. Any bankruptcy, liquidation or winding up of our company or any of its wholly or partially owned subsidiaries would have a material adverse effect on the liquidity for, and trading prices of, the Series A-1 Preferred.

Moreover, we do not own all of the equity securities of our subsidiaries, including our majority owned subsidiary, tZERO. For example, we have adopted an employee equity incentive plan pursuant to which tZERO has issued, and may continue to issue, shares or other equity interests or awards having the economic effects of equity interests to employees. As a result, following satisfaction of the claims of creditors of those subsidiaries as discussed above, our right to receive distributions as a shareholder with respect to our equity interests in those majority owned subsidiaries will be shared with third party equity holders of tZERO and our other subsidiaries, whether now existing or created in the future, including our employees holding shares of any of them.

The restrictions on the tax reporting of holder’s cost basis in shares of Series A-1 Preferred will not allow normal tax planning in the sale of shares of Series A-1 Preferred and may result in disadvantageous tax consequences to a seller of Series A-1 Preferred.

Only one method of cost basis reporting (the first-in, first-out, or FIFO, method) is available for the Series A-1 Preferred. As a result, sellers of Series A-1 Preferred may be required to pay more tax on their sales or to pay taxes earlier than if other normal methods of cost basis reporting had been available, which could have an adverse tax effect on sellers of Series A-1 Preferred and the market price of the Series A-1 Preferred.

The record of ownership of each digital wallet will be available to the general public and it may be possible for members of the public to determine the identity of the record holders of wallets.

Although the record of ownership included in the blockchain is a non-controlling “courtesy copy” of the records maintained by Computershare, it will be made publicly available. The publicly available information will include the digital wallet address of each holder of record transacting in Series A-1 Preferred and the entire history of each digital wallet, but it will not include any personal identifiable information. As a result, it may be possible for members of the public to determine the identity of the record holders of certain wallets based on the publicly available information in the blockchain copy, as well as other publicly available information, including any ownership reports required to be filed with the SEC regarding the Series A-1 Preferred.

The Series A-1 Preferred depends on Computershare as the transfer agent for the Series A-1 Preferred.

Computershare serves as the transfer agent for the Series A-1 Preferred and ownership of the Series A-1 Preferred is based upon the books and records of Computershare. Our agreement with Computershare can be terminated by either party on 60 days’ notice. If Computershare chooses to exercise its termination rights or otherwise ceases to operate as a transfer agent, we would seek to engage a successor transfer agent. In the absence of finding such a successor, Overstock would need to assume the role of transfer agent. While we believe we could successfully assume the role of transfer agent, no assurance can be given that we would be able to do so and if we are unable to do so the trading market for the Series A-1 Preferred would be adversely affected and it may be difficult or impossible for Overstock to pay dividends or liquidation preference or provide voting rights to the correct holders of record of the Series A-1 Preferred.

The potential application of U.S. laws regarding traditional investment securities to the Series A-1 Preferred is unclear.

We believe that the Series A-1 Preferred should be treated as any other conventional, uncertificated book-entry security. However, various regulators may disagree with this assertion and conclude that the Series A-1 Preferred should not be treated as any other traditional investment security. For example, we believe that the Series A-1 Preferred is not a “digital asset security” within the meaning of the July 8, 2019 Joint Staff Statement on Broker-Dealer Custody of Digital Asset Securities (the “July Statement”), and that as a result, broker-dealers will have a good control location consistent with the July Statement. However, federal securities regulatory authorities may disagree with that conclusion and we could be required to take further steps with regulators to establish a good control location. The occurrence of any such issue or dispute could have a material adverse effect on the liquidity for, and market price of, the Series A-1 Preferred. In addition, if regulatory authorities take the position that Series A-1 Preferred is a “digital asset security,” then broker-dealers may need to submit a Form CMA with FINRA in order to hold the Series A-1 Preferred, and that could prevent other broker-dealers from becoming subscribers to the PRO Securities ATS. As a result, holders of the Series A-1 Preferred may not be able to open an account with another subscribing broker-dealer authorized to facilitate trading of the Series A-1 Preferred on the PRO Securities ATS.

If we elect to repurchase the Series A-1 Preferred on the PRO Securities ATS, it could have a material adverse effect on the liquidity in, and trading prices of, the Series A-1 Preferred.

We do not currently intend to repurchase any of the Series A-1 Preferred on the PRO Securities ATS after they are issued. However, we could do so, subject to applicable regulations regarding issuer repurchases of their capital stock. If we do so, we would do so only at prices lower than the prices at which we are entitled to redeem the shares. If we repurchase shares of Series A-1 Preferred, the trading market for the Series A-1 Preferred could become less liquid, which would likely cause the trading prices of the Series A-1 Preferred to decrease, which would give us an economic incentive to repurchase additional shares. The occurrence of the foregoing could have a material adverse effect on the liquidity in, and trading prices of, the Series A-1 Preferred. There are no restrictions on our repurchase of shares of Series A-1 Preferred while there is any arrearage in the payment of dividends.

PRO Securities and tZERO are involved in ongoing discussions with regulatory authorities.

PRO Securities and tZERO have been and remain involved in ongoing oral and written communications with regulatory authorities in connection with ongoing examinations, inquiries, or investigations. Any failure of PRO Securities, PRO Securities ATS, or tZERO to satisfy the requirements of FINRA, the SEC, or any other regulatory could result in trading halts on PRO Securities ATS. Any such trading halt would adversely affect the trading market for the Series A-1 Preferred and may prevent the sale of Series A-1 Preferred until the failure is rectified.

Technology on which PRO Securities ATS relies for its operations may not function properly.

The technology on which PRO Securities ATS relies may not function properly because of internal problems or as a result of cyber-attacks or external security breaches. Any such malfunction may adversely affect the ability of holders to execute trades of the Series A-1 Preferred on PRO Securities ATS. Moreover, since trading in the Series A-1 Preferred has been limited, the PRO Securities ATS platform may not function properly in cases of increased trading volume. If the technology used by PRO Securities ATS does not work as anticipated, trading of the Series A-1 Preferred could be limited or even suspended.

The technology on which the PRO Securities ATS depends has been developed by our indirectly held majority-owned subsidiary, tZERO, and is licensed to its wholly-owned subsidiary, PRO Securities, and the Series A-1 Preferred depends on both tZERO and PRO Securities, neither of which has substantial resources.

tZERO is an indirectly held majority-owned subsidiary of ours and owns 100% of the equity interest in PRO Securities. tZERO licenses the technology to PRO Securities, and PRO Securities uses tZERO technology to operate the PRO Securities ATS. tZERO is a growth-stage company, and neither tZERO nor PRO Securities has substantial resources. If any one or more of our company, tZERO or PRO Securities were unable to fund its operations in the future, or if any one or more of them were to become the subject of a bankruptcy or other insolvency proceeding, PRO Securities might be unable to continue to operate the PRO Securities ATS, and the Series A-1 Preferred could be materially adversely affected. In any such event, or if the PRO Securities ATS or the tZERO Platform were to be unable to operate as intended for any reason, holders of our capital stock, including the Series A-1 Preferred, could lose their ability to trade our Series A-1 Preferred, which would have a material adverse effect on the market value of that stock, and may have a material adverse effect on the liquidity for, and the price of, our common stock.

Transactions involving the Series A-1 Preferred may not be properly reflected in the digital wallet.

A significant feature of the Series A-1 Preferred is that, while the records of Computershare (as our transfer agent) govern record ownership of the Series A-1 Preferred, for all record holders on the transfer agent’s controlling records there is a digital wallet which is shown as a non-controlling digital “courtesy copy” on the blockchain. Following Computershare’s approval of any change in record ownership, the digital wallets on the blockchain are updated to match Computershare’s conventional books and records. To the extent that Computershare’s records and the duplicative records on the blockchain get out of sync, there could be a delay while we correct any such errors, and such errors may cause investors confusion with respect to their record holdings of the Series A-1 Preferred, which could adversely affect the liquidity for, and market value of, the Series A-1 Preferred.

The potential application of U.S. laws regarding virtual currencies and money transmission to PRO Securities’ use of the Ethereum blockchain is unclear.

The tZERO Platform used by the PRO Securities ATS uses the Ethereum blockchain for the blockchain’s non-controlling “courtesy copy” records maintained by Computershare. Although tZERO’s wholly owned subsidiary, Bitsy, Inc, maintains certain licenses in connection with virtual currency applications, none of the parties involved in the operation of the PRO Securities ATS using the tZERO Platform is licensed under the virtual currency or money transmission regulations of any state in the United States or registered with FinCEN. If any regulatory authority were to assert that additional licensing or registration was required by PRO Securities or tZERO, it could affect the operations or viability of either of them and could adversely affect the availability of the PRO Securities ATS as a trading venue for the Series A-1 Preferred. This in turn would have a material adverse effect on the liquidity of the Series A-1 Preferred and the holders’ ability to trade such securities. In addition, because PRO Securities is a wholly-owned subsidiary of tZERO, any negative impact on the value of the PRO Securities ATS or the tZERO Platform could have an adverse impact on the value of Overstock, which would cause our stock price to decrease.

Although the Series A-1 Preferred has characteristics similar to those of our common stock, the differences may adversely affect the trading prices of the Series A-1 Preferred.

Each share of Series A-1 Preferred is intended to have voting and dividend rights and rights upon liquidation substantially similar to those of one share of our common stock, except that the Series A-1 Preferred will have a dividend preference over the common stock, the Series A-1 Preferred will be limited to trading on the PRO Securities ATS, and we will have the right to redeem shares of Series A-1 Preferred, in whole or in part, at the Redemption Price as set forth in the Amended and Restated Certificate of Designation, prior to December 15, 2019 and to convert the Series A-1 Preferred into Series B Preferred. These provisions may have a material adverse effect on the liquidity for, and trading price of, the Series A-1 Preferred.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered issuance of equity securities

None.

Issuer purchases of equity securities

None.

Limitations upon the payment of dividends

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
	3.1	Amended and Restated Certificate of Designation of Voting Series B Preferred Stock of Overstock.com, Inc., incorporated by reference to Exhibit 3.1 to our Form 8-K filed on July 30, 2019.
	3.2	Certificate of Elimination of Blockchain Voting Series A Preferred Stock of Overstock.com, Inc., incorporated by reference to Exhibit 3.2 to our Form 8-K filed on July 30, 2019.
	3.3	Amended and Restated Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc., incorporated by reference to Exhibit 3.3 to our Form 8-K filed on July 30, 2019.
	31.1*	Exhibit 31.1 Certification of Chief Executive Officer
	31.2*	Exhibit 31.2 Certification of Chief Financial Officer
	32.1**	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2**	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
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

Date:	November 12, 2019	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)