Form 10-K
period 2019-12-31
OVERSTOCK.COM, INC
filed 2020-03-13
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                        to

Commission file number: 000-49799

OVERSTOCK.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0634302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
799 West Coliseum Way, Midvale, UT	84047
(Address of principal executive offices)	(Zip code)
(801) 947-3100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	OSTK	NASDAQ Global Market

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2019), was approximately $385.9 million based upon the last sales price reported by Nasdaq. For purposes of this disclosure, shares of Common Stock held by directors and certain officers and by others who may be deemed to be affiliates of the registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be affiliates as that term is defined in the federal securities laws.
There were 40,325,793 shares of the Registrant's common stock, par value $0.0001, outstanding on March 6, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2020 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

O, Overstock.com, O.com, Club O, Main Street Revolution, and Worldstock are registered trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names which may be referred to herein are the property of their respective owners.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report on Form 10-K and the documents incorporated herein by reference, as well as our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of the federal securities laws. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties and relate to future events or our future financial or operating performance. The forward-looking statements include all statements other than statements of historical fact, including, without limitation, all statements regarding:

•	our strategies and plans for our retail business, including our expectations regarding the costs, benefits and risks of the initiatives related to our retail business;

•	the strategies and plans of Medici Ventures and the costs, benefits and risks of its initiatives, including acquisitions or purchases of interests in other companies;

•
tZERO's plans to develop financial applications of blockchain technology, including its efforts to create technology and invest in entities that support the trading of digital securities, in particular its ownership of SpeedRoute, tZERO ATS, LLC and tZERO Markets and its joint venture with Box Digital;

•	potential negotiated equity investments in Overstock and/or tZERO;

•	our expectations regarding the costs, benefits and risks of the TZROP offering;

•
our expectations regarding the costs, benefits and risks of our efforts and plans to advertise or offer other additional businesses, innovations and projects that we or our subsidiaries may engage in, offer or advertise in the future;

•	our expectations regarding trends in the furniture and home goods market;

•	our expectations regarding Medici Land Governance Inc., a public benefit corporation;

•	our efforts to improve our natural search results in our retail business;

•	our future operating or financial results, or other GAAP or non-GAAP financial measures or amounts or anticipated changes in any of them;

•	our capital requirements and our ability to fund them;

•	the adequacy of our liquidity and our ability, if any, to increase our liquidity or capital resources;

•	our expectations regarding our potential sale of additional shares under the Capital on DemandTM Sales agreement;

•
our plans and expectations regarding the costs, benefits, and risks of attempting to develop technology applications including applications using or relating to blockchain technology and our plans to commercialize any of these potential applications;

•	our expectations regarding our tax contingencies and our effective tax rate and foreign earnings;

•	the competition we currently face and anticipate;

•	the effects of current and future government regulation;

•	our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans for further changes to our business;

•
the possibility that we may sell our retail business and all statements about the potential for stockholder approval of any such sale, the potential distribution of proceeds of any such sale, and other effects of any such sale;

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

•
the possibility that certain of our former officers and directors being named in shareholder class action lawsuits could affect management time and attention and result in significant additional legal expenses or government enforcement actions;

•
the possibility that current investigations of the Company and/or certain of its affiliates by the SEC Division of Enforcement could have a material adverse effect on our business, financial condition, results of operations and cash flows;

•
the possibility that our D&O insurance policy cost could substantially increase, through increased self-retention amounts and premium increases, and that coverage under our policy fail to adequately protect us against liability for conduct of our directors and officers;

•	our significant negative working capital;

•
the possibility that we will require significantly more capital than we currently have in order to pursue some or all of our business initiatives, and the fact that such capital might not be available to us on attractive terms or at all;

•	the possibility that we will be unable to generate sufficient cash flow from operations, raise additional capital, or obtain debt or other financing adequate to enable us to continue our operations;

•
the possibility that changes in management roles and responsibilities, the loss of key personnel, or any inability to attract and retain additional personnel could affect our ability to successfully grow our business;

•	the possibility that, if we fail to comply with ongoing Nasdaq listing standards and corporate governance requirements, we could be subject to delisting;

•
the possibility that future sales or other distributions of our common or preferred stock, including the contemplated distribution of our Series A-1 Preferred stock dividend in the near future, may depress our stock price;

•	the possibility that we become, or that securities regulatory authorities deem that we have become, an investment company under the Investment Company Act;

•	the possibility that the options granted by Medici Ventures, tZERO and Medici Land Governance could reduce our effective ownership of each of them significantly;

•
the possibility of increased regulatory and integration risks resulting from our strategic relationships, joint ventures, purchases of strategic interest in other companies and acquisitions of other companies;

•	the possibility that we are not able to realize our significant deferred tax assets in the future;

•	current claims of intellectual property infringement to which we are subject and additional infringement claims to which we may become subject in the future;

•	the possibility that we are unable to protect our proprietary technology and to obtain trademark protection for our marks;

•
the possibility that our business could be harmed by one or more states successfully asserting that we are liable for the collection of sales or other taxes for periods prior to the Supreme Court's decision in South Dakota v. Wayfair;

•	vulnerabilities related to our retail business' dependence on the Internet, our infrastructure and transaction-processing systems;

•	changes to our marketing costs and strategies;

•	our exposure to cyber security risks, risks of data loss and other security breaches;

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

•
the imposition of tariffs or occurrence of other factors, including the spread of illness, that increase the price of importing into the U.S. the types of merchandise we sell in our retail business or other supply chain challenges that limit our access to merchandise we sell in our retail business;

•
the possibility that we may sell our retail business and retain the after-tax proceeds of the sale for use in our blockchain initiatives, which would result in our stockholders owning equity interests in a publicly-held corporation seeking to develop entirely new businesses and revenue streams, without the benefits of our current retail business and the approximately $1.4 billion it generates in annual net revenues, but with most if not all of the expenses of operating a publicly-held corporation;

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

•	any difficulties we may encounter as a result of our reliance on numerous third parties that we do not control for the performance of critical functions material to our business;

•	the possibility of issues regarding product safety, content and quality, and for the proper labelling of products from our suppliers and fulfillment partners;

•	the possibility that our insurance coverage and indemnity rights are unable to adequately protect us against loss;

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

•
the difficulty of evaluating tZERO's ability to generate revenue through its operations due to its limited operating history, and tZERO's failure to generate meaningful revenue from any commercially available blockchain-based applications as of the date of this filing;

•
the possibility that no additional digital securities will be traded on the tZERO ATS, and that, other than the tZERO ATS, no other operational exchange, alternative trading system or other regulated trading venue will license the tZERO Technology Stack;

•	any failure of the technology on which tZERO and its subsidiaries rely for their operations to function properly;

•	the possibility that tZERO Markets does not receive the regulatory approval required to operate its anticipated business;

•	the extensive regulation of tZERO's subsidiaries, which are or intend to become broker-dealers, two of which currently generate substantially all of tZERO's revenues;

•	ongoing discussions with and investigations by regulatory authorities of tZERO and its broker-dealer subsidiaries;

•	our inability to use tZERO's losses to offset taxable income generated by the rest of our U.S. business or conduct a tax-free spin-off;

•	the possibility that our planned Boston Security Token Exchange (BSTX) will not receive the regulatory approval required to operate;

•	complex and evolving U.S. and foreign laws and regulations regarding privacy, technology, data protection, and other matters;

•	any inability of tZERO to maintain the technology and intellectual property rights which its business, including the tZERO Technology Stack, will likely require;

•
the substantial competition faced by tZERO from known and unknown competitors, and the possibility that such competitors obtain patents covering technology critical to the operation of the tZERO Technology Stack;

•	the limitation of tZERO Crypto's business in certain jurisdictions if it is unable to timely receive certain licenses it is in the process of obtaining or due to the regulations applicable to it;

•
the possibility that tZERO or its technology is the subject of cyber-attacks that expose tZERO to liability and reputational harm and seriously curtail the utilization of tZERO's services or technology and result in claims against tZERO or us;

•
the dependence of tZERO's core technology on the continued availability of key technology employees of tZERO and its affiliates and of tZERO on its ability to hire, retain and motivate qualified personnel;

•
the vulnerability of SpeedRoute and tZERO ATS, LLC, and by extension tZERO, to changes in the business and financial condition of, or demand by certain customers for the services of, SpeedRoute and tZERO ATS LLC, due to the percentage of SpeedRoute and tZERO ATS LLC's revenue generated by a small number of major customers;

•
tZERO's decision to postpone commercialization of the DLR Software, and the possibility that if tZERO does resume commercialization, it is unable to successfully launch, market, or sell its DLR Software;

•	disruptions or harm to tZERO's business due to strategic transactions it makes;

•
the possibility that the IRS disagrees with our characterization of the TZROP offering completed in 2018 by tZERO and the possibility that the related proceeds might be treated as income to us for federal income tax purposes;

•	the risks of holding and the possibility that we are unable to sell the TZROP;

•	the possibility that TZROP becomes subject to registration under the Exchange Act if tZERO has assets above $10 million and more than a statutory minimum number of registered holders;

•	the possibility that law or regulation may limit the extent to which blockchain technology may be used to enhance securities in the future;

•
the possibility that regulatory authorities never permit the trading of certain digital securities or the involvement by market participants in their trading or require changes to permit such trading, limiting tZERO's business;

•	the possibility that digital securities are not widely adopted and have limited users;

•	the possibility that some market participants oppose the development of blockchain based systems like those central to tZERO's commercial mission;

•	the uncertainty of the regulatory regime governing blockchain technologies and the possibility that new regulations or policies materially adversely affect tZERO's business;

•
the possible slowing or stopping of the development or acceptance of blockchain technologies, digital assets and assets enhanced by blockchain technologies and the possible effects on tZERO's business plans;

•	the potential negative impact of the price volatility of peer-to-peer digital assets and digital securities

•	the technical, operational, financial, regulatory, legal, reputational, marketing and other obstacles we face in trying to create a profitable business from our blockchain initiatives;

•	difficulties we may encounter in connection with our efforts to offer services to our customers outside of our retail business;

•	difficulties, including expense and any operational or regulatory issues we may encounter in connection with tZERO or its subsidiaries;

•
technical, operational, regulatory or other difficulties we may encounter with our Medici or tZERO blockchain and financial technology initiatives, including any difficulties we may have marketing any products or services such initiatives may offer, whether due to lack of market size or acceptance or as a result of competition from any of the numerous competitors seeking to develop competing technologies or systems or as a result of patents that may be granted to other companies or persons, and losses we may continue to incur in connection with our Medici and tZERO blockchain and technology initiatives;

•	the difficulties tZERO will face in attempting to generate revenues from blockchain-based applications of any nature;

•	impairment charges we may recognize with respect to assets or businesses that we, Medici Ventures or tZERO have acquired or may acquire;

•	trading capabilities of the Series A-1 Preferred stock on the tZERO ATS following the Dividend (as defined below):

•	uncertainty regarding the trading market for the Series A-1 Preferred stock following the Dividend, or any market reactions to such distribution;

•	any liability or expense we may incur as a result of our interests in other companies, whether as a result of regulatory issues or otherwise; and

•	the other risks described in this report or in our other public filings.

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

Our Medici business initiatives include our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), which conducts the majority of its business through its majority-owned subsidiary tZERO Group, Inc. ("tZERO"), a financial technology company pursuing initiatives to develop and commercialize financial applications of blockchain technologies, primarily the development and adoption of digital securities. Our Medici business initiatives seek to create or foster a set of products and solutions that leverage the transparency and immutability of blockchain technology to generate efficiencies and increase security and control in six areas: identity management, property rights and management, central banking and currencies, capital markets, supply chains and commerce, and voting systems. Medici Ventures currently holds minority equity interests in several technology companies whose focuses include the areas mentioned above. Our Medici business initiatives are described in more detail below under "Our Medici Business—Medici Ventures" and our tZERO business initiatives are described in more detail below under "Our Medici Business—tZERO".

Our company, based near Salt Lake City, Utah, was founded as a Utah limited liability company ("LLC") in 1997, reorganized as a C Corporation in the State of Utah in 1998, and reincorporated in Delaware in 2002. We launched our initial website in March 1999. As used herein, "Overstock", "Overstock.com", "the Company", "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Our Retail Business

For the last three fiscal years, our retail business has generated nearly all of our net revenues. In our retail business, our goal is to provide goods to furnish and accessorize "dream homes" for our target customers—consumers who seek quality, stylish merchandise at bargain prices. At December 31, 2019, we offered 2.7 million products (7.8 million SKUs), of which over 99% were in-line products (products in active production), including more than 32,000 private label products offered under twelve private label brands. We believe that the furniture and home goods market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales, particularly as Millennial consumers (which we define as those aged 20-36), who are generally comfortable shopping online, start families and move into new homes. We regularly change our product assortment to meet the evolving preferences of our customers and current trends. Our products include, among others, furniture, home décor including rugs, bedding and bath, home improvement, and kitchen items. We compete primarily based on:

•
Quality customer experience with an emphasis on price, value, and a wide assortment of products delivered in a personalized format with the convenience of our mobile app, and with the benefits of our award-winning customer care;

•	Proprietary technologies which we believe help us provide our customers with a quality shopping experience;

•	Logistics capabilities tailored to the furniture and home goods category and developed over our many years of e-commerce experience;

•	Long-term mutually beneficial relationships with our partners, which currently number approximately 3,560; and

•	Our Club O Loyalty Program, which we believe increases customer engagement and retention.

For 2019, nearly all our retail sales through our Website were from transactions in which we fulfilled orders through our network of approximately 3,560 third-party manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. Our retail sales also include direct sales of our own inventory shipped from our warehouses. Our warehouses primarily fulfill orders from direct sales of our own inventory, including some customer returns of partner products. Our warehouses generally ship between 800 and 2,000 packages per day and up to approximately 6,000 packages per day during peak periods.

During the years ended December 31, 2019, 2018 and 2017 our sales were almost entirely to customers located in the United States and no single customer accounted for more than 1% of our total net revenue.

Additional Offerings

We offer additional products or services that may complement our primary retail offerings but are not significant to our retail revenues.

•	Businesses advertising products or services on our Website;

•	Our international business where we offer products to customers outside the United States using third party logistics providers;

•	Worldstock Fair Trade, a store within our Website that offers handcrafted products made by artisans all over the world to help improve the lives of people in emerging economies; and

•
Supplier Oasis, a single integration point through which our partners can manage their products, inventory and sales channels, and obtain multi-channel fulfillment services through our distribution network.

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

Technology

We use our internally developed Website and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our retail operations. We use the services of multiple telecommunications companies to obtain connectivity to the Internet. Currently, our primary computer infrastructure is in a data center in Utah. We also have other data centers which we use for backups, redundancy, development, testing, disaster recovery, and corporate systems infrastructure.

Competition

E-commerce is intensely competitive and has relatively low barriers to entry. We believe that competition in this industry is based predominantly on:

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

Financial Information about Business Segments and Geographic Areas

As described further in Item 15 of Part IV, "Financial Statements"—Note 21. Business Segments, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K, we determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. Our Retail business is a reportable segment. As described below, our Medici business is comprised of multiple components or operating segments, including our tZERO and Medici Ventures reportable segments. We use pre-tax net income (loss) as the measure to determine our reportable segments. As a result, tZERO and Medici Ventures are the only reportable segments of our Medici business as they are quantitatively significant. The remaining Medici business operating segment is not significant and is included in Other. See Item 15 of Part IV, "Financial Statements"—Note 21. Business Segments for information regarding our business segments and geographical areas.

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

Medici Ventures

Medici Ventures' strategy is to create or foster a set of products and solutions that leverage blockchain technology to generate efficiencies and increase security and control in six areas: identity management, property rights and management, central banking and currencies, capital markets, supply chains and commerce, and voting systems. A blockchain is a cryptographically secured, distributed infrastructure, or network, which may be accessed and, in some cases, maintained by each member of the network. Medici Ventures has a team of over 50 software engineers, developers and other technologists who work in blockchain development and deployment and enterprise level software development and deployment. Medici Ventures provides the services of some of its software engineers, developers, or other technologists to other blockchain companies. Medici Ventures also owns strategic minority equity interests in several blockchain-related companies, each of which focuses on at least one of the areas mentioned above. Medici Ventures takes an active interest in and holds seats on the boards of some of these companies. All the companies in which Medici Ventures holds strategic equity interests are startup businesses, businesses in the development stage, or businesses with a short operating history. The majority of Medici Ventures' business is its 80% interest in tZERO, which, as described below, is a financial technology company pursuing potential financial applications for blockchain technologies.

See "Risk Factors—Additional Risks Relating to our Medici Business."

tZERO

tZERO is a financial technology company pursuing initiatives to develop and commercialize financial applications of blockchain technologies. tZERO's primary focus is on the development and adoption of digital securities, which are described in more detail below. tZERO focuses on developing the supply side of this marketplace by creating technology that enables issuers to issue, and relevant regulated market participants to support the issuance, trading, clearance and settlement of digital securities. tZERO also supports the demand for and adoption of such assets by developing technology for regulated venues on which those digital securities can trade, as well as investing in subsidiaries and joint venture entities that own and operate such trading venues. These investments include the alternative trading system (the "tZERO ATS") run by its wholly-owned subsidiary, tZERO ATS, LLC, formerly known as PRO Securities, LLC, which provides a licensed venue for matching buy and sell orders to its broker-dealer subscribers, including for the trading of digital securities, and its joint venture with BOX Digital Markets LLC ("BOX Digital"), intended to develop a U.S. national securities exchange facility with regulatory approvals enabling it to support trading in a type of digital security called a security token. In addition, tZERO also maintains certain non-blockchain businesses.

Throughout this report we refer to "digital securities" to describe conventional uncertificated securities where the issuer arranges for a digital "courtesy carbon copy" of the transfer agent's share registry to be viewable on the blockchain to enhance the trading experience. Securities with such digital enhancements may also be referred to as "digitally-enhanced securities". Digital securities, however, are not issued, traded, cleared, settled or custodied using distributed ledger or blockchain technology. Instead, record ownership of digital securities is kept by a U.S. Securities and Exchange Commission ("SEC") regulated transfer agent in its traditional books and records and they are traded on the relevant regulated trading venues on a book-entry basis. To enhance the investor experience, issuers arrange for a digital courtesy carbon copy of the transfer agent's share registry of holders of record to be viewable on the blockchain. The digital courtesy carbon copy of the transfer agents' books and records on the blockchain are pseudonymized (that is, such records do not identify the holders of record by name but each holder's assets are shown under a digital wallet address) and do not govern ownership of these securities. The transfer agent's conventional books and records remain as the only controlling record of ownership for corporate and securities law purposes. With respect to investors holding a digital security in a brokerage account, the controlling record of the underlying beneficial ownership is such investor's carrying broker-dealer's conventional books and records. The use of "digital" is intended solely to differentiate these securities from conventional securities which do not have the digital enhancements necessary to allow the transfer agents records to be viewable on the blockchain.

In certain other instances throughout this report we refer to "peer-to-peer digital assets" or "bearer digital assets", which may include virtual currencies or other pseudonymous bearer digital instruments (including instruments representing securities) which may trade peer-to-peer on a distributed ledger and/or rely on the distributed ledger to govern record ownership. tZERO is focused on the development and adoption of digital securities as described above. In the future, subject to changes in the applicable regulatory landscape and the capabilities of market participants, tZERO may evolve its focus towards the advancement of digital securities to integrate blockchain technology in other ways.

tZERO's businesses include the broker-dealer activities of its subsidiaries, tZERO ATS, LLC and SpeedRoute, LLC ("SpeedRoute"). SpeedRoute provides connectivity to its registered broker-dealer customers to U.S. equity exchanges and off-exchange sources of liquidity. Additionally, tZERO has another subsidiary, tZERO Markets, LLC, that is in process of seeking regulatory approvals to operate as a broker-dealer and allow it to offer a website and mobile application that allow retail customers to conduct self-directed trading of conventional and digital securities. In addition, tZERO Markets is seeking approvals to provide certain investment banking, placement agent and best-efforts underwriting services. tZERO's remaining businesses include tZERO Crypto, Inc., a cryptocurrency wallet and exchange services business, and Verify Investor, LLC, an accredited investor verification company.

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

tZERO's Intellectual Property

tZERO has received certain patents that it views as critical to its success. In particular, in January 2019, it received a patent from the United States Patent and Trademark Office ("USPTO") for an order system that can integrate with conventional asset trading platforms and translate orders for "digital transaction items" (including securities, tokens, shares, cash and other assets) from broker-dealers into orders on a regulated venue which utilizes blockchain technology. In May 2019, tZERO also received a patent for a base layer technology that uses digital signatures to record and verify time-series data such as trades, executions and settlements, allowing low-latency systems, including traditional matching engines or private blockchain ledgers, to be anchored into public blockchain ledgers which are able to verify the existence of previous trades and simultaneously produce an auditable and immutable record of those transactions. These patents were recently awarded and to date have not had any material effect on tZERO's business. tZERO believes these patents provide valuable functionality to regulated market participants involved in the trading of digital securities and will assist in protecting tZERO's proprietary technologies against trading solutions developed by competitors.

tZERO's Customers

tZERO ATS, LLC and SpeedRoute, which are tZERO's primary source of revenue, are reliant upon a small group of customers for a large part of their revenue. See "Risk Factors—Additional Risks Relating to our tZERO Initiatives—To date, SpeedRoute and tZERO ATS, LLC's revenues have come from a small number of major customers, making SpeedRoute and tZERO ATS, LLC, and by extension tZERO, vulnerable to changes in the business and financial condition of, or demand for SpeedRoute's and tZERO ATS, LLC's services by, such customers."

tZERO's Competitors

We believe other organizations are or may be working to develop applications for distributed ledger or blockchain technologies or other novel technologies in the financial industry or capital markets that may be competitive with tZERO and its blockchain-focused subsidiaries. Although it is difficult to obtain reliable information about blockchain activities by companies that may be our competitors, they may include numerous entities including some that are operating trading venues offshore or otherwise structured to avoid aspects of U.S. regulation.

SpeedRoute and tZERO ATS, LLC compete with and tZERO Markets will, in the event its broker-dealer application is approved, in the future compete with, a large number of broker-dealers, many of which are substantially larger and have substantially greater financial resources than SpeedRoute, tZERO ATS, LLC, tZERO Markets, tZERO or Overstock.

To the extent tZERO attempts to market its "digital locate receipt" software (the "DLR Software") in the future, tZERO would be competing with virtually all of the largest broker-dealers in the U.S., all of which have substantially greater resources than tZERO or Overstock, and some of which may generate substantial revenues and profits from the existing firmly entrenched system.

See "Risk Factors—Additional Risks Relating to our tZERO Initiatives."

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

Government Regulation

We are subject to a wide variety of laws, rules and regulations, some of which apply or may apply to us as a result of our retail business, some of which apply or may apply to us as a result of our Medici or tZERO businesses, and others of which apply to us for other reasons, such as our status as a publicly held company or the places in which we sell certain types or amounts of products. Our retail business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, and other services we offer. Existing and future laws and regulations may result in increasing expense and may impede our growth. Applicable and potentially applicable regulations and laws include regulations and laws regarding taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, employment, import and export matters, information reporting requirements, access to our services and facilities, the design and operation of websites, health and sanitation standards, the characteristics and quality of products and services, product labeling and unfair and deceptive trade practices.

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

Our Medici and tZERO businesses are subject to general business regulations and laws, including some of those described above, but are also affected by a number of other laws and regulations, including but not limited to, laws and regulations relating to money transmitters and money services businesses, including the requirements of the Financial Crimes Enforcement Network of the U.S. Department of the Treasury ("FinCEN") and state requirements applicable to money transmission, cryptocurrencies, public benefit corporations, provisions of various securities laws and other laws and regulations governing broker-dealers, alternative trading systems and national securities exchanges, anti-money laundering requirements, know-your-customer requirements, record-keeping, reporting and capital and bonding requirements, and a variety of other matters. Blockchain and distributed ledger platforms are recent technological innovations, and the regulation of peer-to-peer digital assets and conventional securities, insofar as blockchain technologies are applied to conventional securities, is developing. In the U.S., the businesses that we are working to develop are or may be subject to a wide variety of complex statutes and rules, most of which were implemented prior to the development of these technologies, and it is sometimes unclear whether or how various statutes or regulations apply.

tZERO ATS, LLC, a wholly-owned subsidiary of tZERO, operates the tZERO ATS, which is subject to Regulation ATS as well as other regulations, and partners with broker-dealers that are also subject to regulation by the SEC and the Financial Industry Regulatory Authority, Inc. ("FINRA"). The tZERO ATS facilitates the current trading of our outstanding Series A-1 Preferred stock as well as tZERO's Preferred Equity Tokens, Series A ("TZROP").

The joint venture that tZERO and BOX Digital announced in June 2018 is seeking regulatory approvals that would enable the parties to operate the Boston Security Token Exchange ("BSTX"), a national securities exchange facility to support trading in a type of digital security called a security token. BSTX, which will require approval from the SEC prior to beginning operations, would be subject to provisions of the Securities Exchange Act of 1934 and regulation substantially greater than that applicable to tZERO's current operations. The SEC published proposed rule changes relating to BSTX on October 11, 2019, soliciting public comments thereon. The SEC extended the review period on November 29, 2019. BOX Exchange LLC filed an amendment to the proposal on December 26, 2019, and the SEC again extended the review period on January 16, 2020. A subsequent amendment was filed by BOX Exchange LLC on February 19, 2020.

See Item 1A—"Risk Factors—Additional Risks Relating to our Medici Business" and "Additional Risks Relating to our tZERO Initiatives."

Employees

At December 31, 2019, we had approximately 1,613 full-time employees. We seasonally increase our workforce during our fourth quarter to handle increased workload in both our warehouse and customer service operations. We have never had a work stoppage and none of our employees are represented by a labor union. We consider our employee relationships to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers and other technical staff.

Executive Officers of the Registrant

The following persons were executive officers of Overstock as of March 13, 2020:

Executive Officers	Age	Position
Jonathan Johnson III	54	Chief Executive Officer, President, and Director
Anthony Strong	43	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Carter Lee	50	Chief Administrative Officer
Meghan Tuohig	39	Chief People Officer
Dave Nielsen	50	President of Retail
John Paul "J.P." Knab	38	Chief Marketing Officer
Ron Hilton	49	Chief Sourcing & Operations Officer
Krista Mathews	34	Chief Customer Officer
Joel Weight	45	Chief Technology Officer
Mark Baker	50	Chief Product Officer

Mr. Jonathan Johnson III has served as Chief Executive Officer since August 2019, President of Medici Ventures since August 2016, and as a Director since 2013. Mr. Johnson also served as our Chairman of the Board of Directors from 2014 through 2017. Mr. Johnson joined Overstock in 2002 and previously served as our President, Executive Vice Chairman, Acting Chief Executive Officer, Senior Vice President, and General Counsel. Mr. Johnson holds a bachelor's degree in Japanese from Brigham Young University and received his law degree from the J. Reuben Clark, Jr. Law School at Brigham Young University.

Mr. Anthony Strong was appointed as our Acting Chief Financial Officer in March 2020. Mr. Strong has served as Vice President of Finance and Controller since 2017, and previously served as Senior Finance Director from 2016 to 2017, and as Director of FP&A from 2013 to 2016. Mr. Strong originally joined Overstock in 2004 and has held various other roles including Assistant Controller and Accounting Manager. Mr. Strong holds a Bachelor of Science from the University of Utah.

Mr. Carter Lee has served as our Senior Vice President of Technology and People Care since 2015 and was appointed as our Chief Administrative Officer during 2018. Mr. Lee joined Overstock in 2001 and previously served as Vice President of Technology Operations and held other roles including Director of Internal Systems. Prior to joining Overstock, Mr. Lee was a Systems Engineer for Hospice of the Valley and Vice President of Technology for Motherboard Discount Center in Phoenix, AZ.

Ms. Meghan Tuohig was appointed as our Chief People Officer in March 2019. Ms. Tuohig joined Overstock in 2004 and previously served in several leadership positions, most recently as the company's Vice President of People Care and founded the Overstock Women's Network (OWN) in 2017. She also oversaw the design of Overstock's Midvale, Utah global headquarters, Peace Coliseum, which opened in 2016. Ms. Tuohig holds a Bachelor of Science from the University of Utah, received her Master of Business Administration from Westminster College, and studied interior design and architecture at New York University.

Mr. Dave Nielsen has served as the President of Retail since May 2019, and previously served as our Chief Sourcing and Operations Officer in October 2018, having returned to Overstock after serving for three and half years as the Chief Executive Officer and board member for Global Access from July 2015 to October 2018. Mr. Nielsen originally joined Overstock in 2009 and previously served as our Senior Vice President of Business Development, Senior Vice President and General Merchandise Manager and Co-President. Additionally, Mr. Nielsen also served as President and CEO of Old Town Imports, LLC, and also held several leadership positions with Payless ShoeSource, Inc. Mr. Nielsen received his bachelor's Degree in Business Management with an emphasis in Marketing from Brigham Young University.

Mr. John Paul "J.P." Knab has served as our Senior Vice President of Marketing since March 2016 and was appointed as our Chief Marketing Officer during 2018, having returned to Overstock after serving for one-year as the Senior Vice President of Marketing, Merchandising and Business Development for U.S. Water Filters in St. Paul, Minnesota from 2015 to 2016, and was appointed as our Chief Marketing Officer in August 2018. Mr. Knab originally joined Overstock in 2005 and previously served as our Vice President of Marketing and held other roles including Director of Merchandising and Director of Analytics. Mr. Knab holds an MBA with a Marketing emphasis and a bachelor's degree in Finance from Brigham Young University.

Mr. Ron Hilton has served as our Chief Sourcing and Operations Officer since May 2019, and previously served as our Vice President of Sourcing, having returned to Overstock after serving for almost two years as the President of Endygo from 2015 to 2016. Mr. Hilton originally joined Overstock in November 2009 and previously served as our Vice President of Merchandising, General Merchandise Manager, and Divisional Merchandise Manager. Additionally, Mr. Hilton also served as Vice President of Marketing at Furniture Warehouse for almost eleven years.

Ms. Krista Mathews was appointed as our Chief Customer Officer in August 2019. In this role, Ms. Mathews oversees the company's Customer Care, Consumer Insights, Brand Strategy, Club O loyalty program, and CRM teams, as well as any other customer-facing technology, strategy, product, or experience. Ms. Mathews joined Overstock in 2017 as a Category Director and was previously appointed as Vice President of Private Label and Partner Management in 2018. Prior to joining Overstock, Ms. Mathews held several leadership positions with Target Corporation in their Merchandising division from 2008 to 2017. Ms. Mathews holds a Bachelor of Arts in English and Classical Archeology from the University of Michigan.

Mr. Joel Weight was appointed as our Chief Technology Officer in February 2020. Mr. Weight joined Overstock in 2011 and previously served as Chief Operations Officer from January 2019 to February 2020 and Chief Technology Officer from October 2016 to January 2019 of Medici Ventures, Lead Architect and various other Architect roles from October 2013 to October 2016, and Principal Developer and Senior Software Developer from 2012 to 2013, as well as various other positions. Additionally, Mr. Weight also served as Senior Software Developer at Access Development Corporation for three and a half years and Lead Software Engineer, among other roles, at Sungard Higher Education for seven years and has held other senior software developer and engineer roles at various other entities. Mr. Weight holds a Bachelor of Science in Computer Science from the University of Utah.

Mr. Mark Baker was appointed as our Chief Product Officer in February 2020. Mr. Baker joined Overstock in 2011 and previously served as Vice President of Product and Technology from December 2018 to February 2020, Senior Director of Software Development from January 2017 to August 2018, Director of Software Development from September 2015 to January 2017, Director of Application Development from October 2013 to September 2015, as well as various other positions. Additionally, Mr. Baker also served as Senior Software Engineer at Scitor Corporation for eight years and Lockheed Martin for seven and a half years and has held other senior software engineer roles at various other entities. Mr. Baker holds a Bachelor of Science in Aerospace Engineering from Iowa State University.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, and in any reports we file with the SEC after we file this Form 10-K, before making any decision to acquire or hold our securities. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

Holders of, and potential investors in, our Series A-1 Preferred stock should also read "Additional Risks Related Primarily to our Series A-1 Preferred stock," and "Additional Risks Related to both our Series A-1 Preferred stock and our Series B Preferred stock," below.

Holders of, and potential investors in, our Series B Preferred stock should also read "Additional Risks Related to both our Series A-1 Preferred stock and our Series B Preferred stock," below.

Holders of, and potential investors in, TZROP, issued by tZERO Group, Inc. should also read "Additional Risks Related to TZROP," below.

Risks Relating to Our Company and to Our Current Review of Strategic Initiatives

We and certain of our former and current officers and directors have been named in shareholder class action lawsuits and shareholder derivative lawsuits, which could require significant additional management time and attention, result in significant additional legal expenses or result in government enforcement actions.

We and certain of our former and current officers and directors have been named in shareholder class action lawsuits and shareholder derivative lawsuits, and may become subject to further litigation, government investigations or proceedings arising therefrom. The pending litigation and any future litigation, investigations or other actions that may be filed or initiated against us or our current or former officers or directors may be time consuming and expensive. We cannot predict what losses, if any, we may incur in these litigation matters, and expect to incur significant legal expenditures in defending and responding to these litigation matters.

Any such legal proceedings, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm, and will likely involve significant defense and other costs. We have entered into indemnification agreements with each of our directors and certain of our officers, requiring us to indemnify them. Further, our insurance may not cover all claims that have been or may be brought against us, and insurance coverage may not continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured or under-insured liabilities, including pursuant to our indemnification obligations, which could materially adversely affect our business, prospects, results of operations and financial condition.

We are both the subjects of, and parties to, investigations by the SEC Division of Enforcement, which has required us to expend significant financial and legal resources. The resolution of those investigations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

In February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. In December 2018, we received a follow-up request from the SEC relating to its investigation and relating to GSR Capital Ltd., a Cayman Islands exempted company ("GSR"). As previously disclosed, on October 7, 2019, we received a subpoena from the SEC's Division of Enforcement pursuant to a formal SEC order of investigation requiring us to produce documents and other information related to the Series A-1 Preferred stock dividend we announced to stockholders in June 2019 (the "Dividend") and requesting 10b5-1 plans entered into by certain officers and directors. On December 9, 2019, we received a subpoena from the SEC requesting documents related to the GSR transaction and the alternative trading system run by tZERO ATS, LLC. On December 19, 2019, we received a subpoena from the SEC requesting our insider trading policies as well as certain employment and consulting agreements. We have also previously received requests from the SEC regarding GSR and our communications with our former chief executive officer and director, Patrick Byrne, and the matters referenced in the December 2019 subpoenas. We are cooperating with the SEC's investigation and have provided documents requested in the subpoenas.

Although we believe that we have fully complied with all relevant laws and regulations, there can be no assurance that the SEC will not commence an enforcement action against us or members of our management, or as to the ultimate resolution of any enforcement action that the SEC may decide to bring. Under applicable law, the SEC has the ability to impose significant sanctions on companies and individuals who are found to have violated the provisions of applicable federal securities laws, including cease and desist orders, civil money penalties, and barring individuals from serving as directors or officers of public companies. We have expended significant financial and legal resources responding to the SEC subpoena and such responses have required a significant amount of the time and attention of our senior management and personnel. Defending any enforcement action brought by the SEC against us or members of our management would involve further significant expenditures and the resolution of any such enforcement action could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, the outcome of any investigation related to the activities of tZERO could result in negative publicity for tZERO or us or limit the products which tZERO may be able to offer, which may have an adverse effect on the current and future business ventures of tZERO or us.

Our D&O insurance policy cost could substantially increase, through increased self-retention amounts and premium increases, and coverage under our policy could fail to adequately protect us against liability for conduct of our directors and officers.

We carry directors and officers liability insurance (D&O insurance) for losses and advancement of defense costs in the event legal actions are brought against our directors and officers for alleged wrongful acts in their capacity as directors or officers. Our current annual D&O insurance policy, effective on October 1, 2019, contains significantly larger self-insured-retention amounts and more exclusions to coverage than in the past. As such, our D&O insurance may not be adequate to fully protect the company against liability for the conduct of its directors and officers.

The costs of our D&O insurance policy premiums increased substantially in the most recent annual renewal, effective October 1, 2019, compared to the prior year policy premiums. If the costs of maintaining adequate insurance coverage increases significantly in the future, our operating results could be materially adversely affected.

We have a history of significant losses. If we do not achieve profitability or generate positive cash flow from operations in the near future, our ability to continue in business will depend on our ability to raise additional capital, obtain financing or monetize significant assets, and we may be unable to do so.

We have a history of significant losses and our losses have accelerated in recent years and we expect to incur operating and net losses in the foreseeable future. Net cash used in operating activities were $81.6 million during 2019, and at December 31, 2019 our accumulated deficit was $580.4 million. Our losses have accelerated in recent years and we may not be able to achieve profitability promptly or at all. We are working to improve the efficiency of our operations but may be unable to do so. Cost reductions we may implement in the future may adversely affect our business operations. If we are unable to successfully manage our business while reducing our expenses, our ability to continue in business could depend on our ability to raise sufficient additional capital, obtain sufficient financing, or sell or otherwise monetize significant assets such as our corporate headquarters. We do not expect to be able to obtain significant debt financing in the near future. Additionally, we may not be able to raise capital on acceptable terms or at all. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

We have significant negative working capital.

Our net working capital (current assets less current liabilities) was a negative $38.6 million at December 31, 2019 compared to a negative $26.2 million at December 31, 2018. Additionally, any significant declines in our revenues could result in decreases in our working capital, which would further reduce our cash balances. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to meet our obligations as they become due. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

Changes in management roles and responsibilities, the loss of key personnel, or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. Our former chief executive officer and director, Dr. Patrick Byrne, and our former chief financial officer, Gregory Iverson, resigned in August 2019 and September 2019, respectively. The loss of the services of these executive officers, and any of our executive officers or other key employees for any reason, could harm our business. We do not have employment agreements with any of our key personnel. Our future success, in both our e-commerce business and in our Medici business, also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Our failure to attract and retain the necessary personnel could have a material adverse effect on our financial results, business and prospects.

Future sales or other distributions of our common or preferred stock may depress our stock price or subject us to limitations on our ability to use our net operating and tax credit carryforwards.

Sales or other distributions of a substantial number of shares of our common stock or our preferred stock, including our potential Series A-1 dividend, in the public market or otherwise, by us or by a significant stockholder, has in the past and could in the future, depress the trading price of our common or preferred stock and impair our ability to raise capital through the sale of additional equity securities. The transfer of ownership of a significant portion of our outstanding shares of common or preferred stock in the public market or otherwise, by us or by a significant stockholder, within a three-year period could adversely affect our ability to use our net operating losses and tax credit carryforwards to offset future taxable net income.

In addition, we may issue additional shares of our common or preferred stock from time to time in the future in amounts that may be significant. We are planning to issue approximately four million new shares of Series A-1 Preferred stock to pay the Dividend we announced in June of 2019. Further, we have sold common stock under our "at the market" sales agreement with JonesTrading in the past and may do so in the future. The sale of substantial amounts of our common or preferred stock, by us or a significant stockholder, or the perception that these sales may occur, could adversely affect the trading prices of either or both of these securities or subject us to limitations on our ability to use our net operating and tax credit carryforwards.

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

We have an evolving business model, which increases the complexity of our retail and Medici businesses.

In prior years we added additional types of services and product offerings and in some cases, we modified or discontinued those offerings, and in some cases have re-launched offerings we had previously terminated. We may continue to try to offer additional types of products or services, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/partner sourcing of the products we offer. In addition, we continue to experiment with new technologies to enhance the customer experience and iterate on delivery of new features. The additions and modifications to our business have increased the complexity of our business and impacted our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Further, our efforts to promote a culture of experimentation amongst our technologists in an attempt to stay ahead of the competition may result in the introduction of technologies that are less mature or stable which could cause problems in our website or back-end logistics systems. Future additions to or modifications of our business are likely to have similar effects. Further, any new business, technology, or website we launch that is not favorably received by consumers could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our financial results, business and prospects.

If we fail to comply with ongoing Nasdaq listing standards and corporate governance requirements, we could be subject to delisting.

Our common stock is currently listed on the Nasdaq Global Market. In order to maintain this listing, we are required to comply with various continued listing standards, including corporate governance requirements, set forth in the Nasdaq Listing Rules. These standards and requirements include an obligation to maintain a Board of Directors, a majority of whom are deemed to be independent and that we maintain an Audit Committee consisting of at least three independent Board Members. Our Board of Directors currently has five members, four of whom are deemed independent, and our Audit Committee consists of three of these independent directors. If more than one of our independent directors should cease to be on the Board within a short period of time, we may not be able to recruit one or more additional independent directors in such time period in order to have a majority of independent directors on our Board and at least three independent directors on our Audit Committee. If such a scenario was not rectified in accordance with applicable Nasdaq Listing Rules, we could become subject to Nasdaq delisting procedures.

The size or skills of our workforce may not be adequate to execute initiatives to improve the performance of our retail business effectively or at all.

We have been and are currently implementing certain initiatives to improve the performance of our retail business, and any insufficiency in the size of our workforce or any insufficiency of certain required skills of our workforce, could prevent us from engaging in certain initiatives we had previously considered and could prevent us from executing such initiatives effectively, which could have a material adverse effect on our financial results, business and prospects.

Our ownership of less than 100% of our subsidiaries may cause conflicts of interest.

Our wholly-owned subsidiary Medici Ventures owns approximately 80% of the outstanding common stock of tZERO, and tZERO employees, former employees and others own the balance of the shares. tZERO has issued employee stock options that may further dilute our ownership interest. In addition, tZERO may in the future engage in capital raising activities that could further dilute our ownership interest. Medici Ventures, tZERO and Medici Land Governance also issued employee stock options that could result in the dilution of our ownership interest in Medici Ventures, tZERO and Medici Land Governance in the future. The boards of directors of Medici Land Governance, tZERO and Medici Ventures must consider the interests of all of their stockholders, and the interests of the other stockholders may differ from our interests. Any significant divergence between our interests and the interests of other stockholders, a significant portion of whom are also likely to be employees, of our subsidiaries, could result in disagreements regarding business matters and could have an adverse effect on employee morale and on our business.

The options granted by Medici Ventures, tZERO and Medici Land Governance could reduce our effective ownership of each of them significantly.

Medici Ventures, tZERO and Medici Land Governance have granted compensatory options under their respective stock option plans and warrants have also been sold to purchase Medici Ventures common stock. If all of the currently outstanding Medici Ventures options were vested and exercised and all of the currently outstanding warrants were exercised, our ownership of Medici Ventures would decrease from 100% to 89%.

tZERO has granted compensatory options under its equity incentive plan. If all of the currently outstanding tZERO options were vested and exercised, Medici Ventures' ownership of tZERO would decrease from 80% to 74%.

If all of the currently outstanding Medici Ventures options and warrants and all of the currently outstanding tZERO options were exercised, our effective indirect ownership of tZERO would decrease from 80% to 66%.

Medici Land Governance has granted compensatory options under its equity incentive plan. If all of the currently outstanding Medici Land Governance options were vested and exercised, Medici Ventures' ownership of Medici Land Governance would decrease from 35% to 34%.

If all of the currently outstanding Medici Ventures options and warrants and all of the currently outstanding Medici Land Governance options were exercised, our effective indirect ownership of Medici Land Governance would decrease from 35% to 30%.

We are exploring strategic initiatives, and decisions we make could have material adverse effects on our business and the market price of our common stock.

We have been and are currently exploring certain strategic initiatives, and decisions we make could change our business fundamentally and increase the risks and uncertainties of our business substantially. We are considering a range of potential transactions, including additional equity or debt financings. There can be no assurance that we will pursue or consummate any strategic transaction or, if consummated, that any such transaction will ultimately be favorable to us or our stockholders. Any such transaction could materially adversely affect our business and financial results. In addition, our exploration of strategic and financing options has required and will continue to require significant time and attention by our management, and the incurrence of significant expenses. Further, our efforts to keep investors informed about our consideration of strategic alternatives may result in distraction and unrest among our employees, which may adversely affect employee engagement, morale and retention and which could have a material adverse effect on our financial results, business and prospects.

Our previous efforts to sell our retail business could have a materially adverse effect on our business, financial results and future prospects.

As a consequence of our previous discussions with potential bidders for our retail business, or any future discussions that may arise as a result of our previous efforts, it may be possible for potential bidders to misappropriate intellectual property and other confidential information from us, which in turn could have a material adverse effect on our financial results, business operations and prospects. Our previous efforts to sell our retail business could result in future offers from potential bidders and, if we sell our retail business as a result of any such offer, our revenues would decrease to an insignificant amount and we would become a much smaller company. Consequently, risks relating to our Medici businesses, including our tZERO initiatives, which may currently be immaterial to us, would likely each become material risks to us. See "Additional Risks Relating to our Medici Business," and "Additional Risks Relating to our tZERO Initiatives" below. Our retail business is a relatively mature and predictable business compared to our Medici initiatives, which have a short history, minimal revenues, significant expenses, significant losses and significant uncertainties, and conduct business in a new and rapidly changing industry. We would continue to bear most of the expenses we currently bear as a publicly held company but would have to build a new business and develop new sources of revenue based on our blockchain initiatives, and there is no assurance that we would be able to do so or, even if we could do so, that our new business could become profitable. Further, a sale of our retail business in a taxable transaction could result in a substantial corporate level income tax expense for the Company. If we sell our retail business, at present we do not expect to submit any transaction to a stockholder vote unless we are required to do so, whether by applicable law or otherwise, and we currently expect to retain all of the after-tax proceeds of the sale for use in our blockchain initiatives. If we sell our retail business, the Compensation Committee of our Board of Directors may accelerate the vesting, in whole or in part, of some or all outstanding restricted stock units ("RSUs") under our 2005 Equity Incentive Plan, which would result in an increase in the number of shares outstanding and would dilute stockholders' ownership of our company. As a result of any such actions, the market price of our securities, our business, financial results and prospects could be materially adversely affected.

Strategic relationships, joint ventures, purchases of strategic interests in other companies and acquisitions of other companies involve numerous risks, including increased regulatory and integration risks and may require additional capital investment.

We have developed strategic relationships, entered into joint ventures, purchased strategic interests in other companies, and acquired other companies, and we expect to pursue and engage in similar types of activities in the future. Each of these types of business transactions involve numerous risks, including difficulties in the evaluation of business opportunities and risks, including regulatory and integration risks, as well as difficulties in the assimilation of acquired operations and products. These types of transactions can also result in the diversion of management's attention from other business matters, employee retention issues, and the risk of liability for liabilities of acquired companies. We may not be able to successfully integrate businesses, operations, personnel, services, products or other assets that we have acquired or may acquire in the future. In addition, as discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements", we have a $5 million contingent obligation to provide additional funding in the future to our BSTX joint venture if and when, during the first 48 months after the establishment of the entity, the aggregate cash balance of BSTX's combined bank accounts fall below $2 million for any reason.

Further, acquisitions may also create a need for additional accounting, tax, compliance, documentation, risk management and internal control procedures, and may require us to hire additional personnel to implement, perform and/or monitor such procedures. To the extent our procedures are not adequate to appropriately implement, perform and/or monitor all necessary procedures relating to any new or expanded business, we could be exposed to a material loss or regulatory sanction. We may also recognize impairment charges as a result of future acquisitions. In addition, we may be unable to sell or otherwise monetize any of the interests or companies or other assets or rights we have acquired or may acquire in the future. We also may be unable to maintain our strategic relationships, including those with joint venture partners, or develop new strategic relationships. The occurrence of any of the foregoing which could have a material adverse effect on our financial results, business and prospects.

We have significant deferred tax assets, and we may not be able to realize these assets in the future.

We have established a valuation allowance for our net deferred tax assets, primarily due to realized losses and uncertainty regarding our future taxable income. In addition, the transfer of ownership of a significant portion of our outstanding shares of common or preferred stock in the public market or otherwise, by us or by a significant stockholder, within a three-year period could adversely affect our ability to use our net operating losses and tax credit carryforwards to offset future taxable net income. Determining whether a valuation allowance for deferred tax assets is appropriate requires significant judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the sufficiency of, a valuation allowance against deferred tax assets. We intend to maintain a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates, and others to establish and protect our proprietary rights, including the law pertaining to trade secrets. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, we cannot ensure that others will not independently develop similar intellectual property. Third parties have in the past recruited and may in the future recruit our employees who have had access to our proprietary technologies, processes and operations. These recruiting efforts expose us to the risk that such employees and those hiring them will misappropriate and exploit our intellectual property and trade secrets. We may be unable to protect against such risks, in the United States or elsewhere, which could have a material adverse effect on our business. Although we have registered and are pursuing the registration of our key trademarks in the United States and some other countries, some of our trade names may not be eligible to receive registered trademark protection. In addition, effective trademark protection may not be available or we may not seek protection in every country in which we market or sell our products and services, including in the United States. Our competitors might adopt product or service marks like our marks or might try to prevent us from using our marks. Any claim by another party against us, or customer confusion related to our trademarks, or our failure to obtain trademark registration, could have a material adverse effect on our financial results, business and prospects.

If one or more states successfully asserts that we are liable for the collection of sales or other taxes for periods prior to the Supreme Court's recent decision in South Dakota v. Wayfair, our business could be harmed.

Prior to the Supreme Court's 2018 decision in South Dakota v. Wayfair, in which we were a named party, to overturn its 1992 decision in Quill v. North Dakota, we generally did not collect sales or other similar taxes on sales of goods into states where we had no duty to do so under Quill. Some jurisdictions where we did not collect sales or other taxes have asserted that we should have done so, and other jurisdictions could in the future assert that we should have collected sales taxes or other taxes when we did not, which could have a material adverse effect on our business, regardless of the ultimate outcome.

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

Additional Risks Relating to our tZERO Initiatives

tZERO has a limited operating history, which makes it hard to evaluate its ability to generate revenue through operations, and to date, has not generated revenue from any commercially available blockchain-based applications.

tZERO was formed in 2014 to develop blockchain and financial technology as part of Overstock's Medici initiatives. tZERO's limited operating history and the relative immaturity of the blockchain industry make it difficult to evaluate its current business and future prospects. tZERO has encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate uses of its limited resources, gaining market acceptance, managing a complex and evolving regulatory landscape and developing new products. tZERO's current or future operating model may require changes in order for it to scale its operations efficiently and be successful. Investors in our common stock should consider tZERO's business and prospects in light of the risks and difficulties it faces as an early-stage company focused on developing products in the field of financial technology.

To date, tZERO has focused primarily on developing its business and exploring novel applications of blockchain technology. This has included developing a suite of technologies which enable the trading of digital securities (the "tZERO Technology Stack") and using this technology to offer products and services to potential issuers of digital securities and regulated market participants. Digital securities are conventional uncertificated securities where the issuer arranges for a digital "courtesy carbon copy" of the transfer agent's share registry to be viewable on the blockchain to enhance the trading experience and may also be referred to as "digitally-enhanced securities". tZERO has generated limited revenue, no meaningful portion of which can be attributed to its commercialization of the tZERO Technology Stack or the support of such issuers and regulated market participants and has accumulated losses since its inception. As such, tZERO has historically been dependent upon continued financial support from us. If we are unable to generate positive cash flow in our retail business, raise additional capital, obtain financing, or sell or otherwise monetize significant assets, we may be unable to continue funding tZERO at the rate or levels we would otherwise do, which could have a material adverse effect on us and on the current and future business of tZERO.

To date only two digital securities are traded on the tZERO ATS and, other than the tZERO ATS, no other operational exchange, alternative trading system or other regulated trading venue licenses the tZERO Technology Stack.

tZERO continues to develop the tZERO Technology Stack and offer it as part of its services to potential issuers of digital securities and regulated market participants. As of December 31, 2019, tZERO has only utilized the tZERO Technology Stack to digitally-enhance the Series A-1 Preferred stock (exchanged from the Series A Preferred stock in May 2019) and TZROP, which are the only digital securities trading on the tZERO ATS. tZERO has been engaged to provide technology services, which will utilize the tZERO Technology Stack, to a select number of other prospective issuers of digital securities but there can be no assurance that tZERO will be engaged to provide these services by additional issuers in the future, that these services, if provided, will be profitable, or that these securities will trade on the tZERO ATS.

Additionally, the tZERO Technology Stack is only utilized by regulated market participants facilitating the trading of the Series A-1 Preferred stock and TZROP. These entities include the tZERO ATS, which is owned by a subsidiary of tZERO, and Dinosaur and ETC. BSTX plans to use the tZERO Technology Stack but is not yet operational and requires regulatory approval before it may begin operations. The trading of digital securities and the technology used by regulated market participants to support the trading of digital securities implicates complex technological considerations and raises numerous legal and regulatory issues that will need to be addressed—likely, in consultation with the regulators of regulated market participants facilitating such trading. As a result of these technological, legal and regulatory considerations, tZERO may not be able to successfully market and commercialize the tZERO Technology Stack to other market participants. If tZERO is unable to successfully market and commercialize the tZERO Technology Stack, tZERO's business plans would be materially adversely affected. See "Risks Related to the Development of the tZERO Technology Stack" below.

The technology on which tZERO and its subsidiaries rely for its operations may not function properly.

The technology on which tZERO and its subsidiaries and licensees rely, including the technology underlying the tZERO Technology Stack and the wallet and exchange services provided by tZERO Crypto, may not function properly, which would have a material adverse effect on tZERO's plans, operations and financial condition. Although the tZERO Technology Stack has worked for the Series A Preferred stock, Series A-1 Preferred stock and TZROP, trading in these securities has been extremely limited, and consequently the tZERO Technology Stack has not been tested with significant trading volume. We could experience a significant increase in trading volume for the Series A-1 Preferred stock once the planned Dividend is distributed, which will stress the tZERO Technology Stack in new ways. Similarly, while tZERO Crypto's technology has proven suitable for its wallet and exchange services mobile application to date, the volume of activity on the application has been limited, and as a result has not been tested at scale. tZERO and its subsidiaries' technology may malfunction because of errors in the underlying technology, an unanticipated increase in transactions using the technology or as a result of cyber-attacks or external security breaches. If tZERO or its subsidiaries' technology does not work as anticipated or malfunctions, any resolution of the issue may take time and be costly to implement or there may be no solution or alternative technology available. The importance of this technology to tZERO's operations means that any problems in its functionality would have a direct materially adverse effect on tZERO's plans and expectations for revenues from its blockchain applications and expose it to material loss. Any such technological problems could have a material adverse effect on tZERO's prospects, operations and financial condition and a material adverse effect on us.

tZERO Markets may not receive the regulatory approval it requires to operate its anticipated business.

tZERO Markets, LLC ("tZERO Markets") was formed in May 2019 to offer certain brokerage (including for retail customers), investment banking, placement agent and best-efforts underwriting services for traditional equities and digital securities. tZERO Markets has applied for regulatory approval, including by filing a Form BD and New Member Application with FINRA, and is in correspondence with the relevant regulators, to permit it to offer such services.

We believe that digital securities should be treated as any other conventional, uncertificated book-entry security. However, various regulators may disagree with this assertion and conclude that the digital securities should not be treated as a traditional investment security. For example, we do not believe that tZERO Markets will offer brokerage services with respect to any "digital asset securities" within the meaning of the July 8, 2019 Joint Staff Statement on Broker-Dealer Custody of Digital Asset Securities. However, federal securities regulatory authorities may disagree with that conclusion and tZERO Markets could be required to take further steps with regulators to obtain approval to start business operations. Additionally, tZERO's other broker-dealer subsidiaries are subject to investigations by the SEC and FINRA, which may indirectly impact tZERO Markets' regulatory approvals. As a result, there may be delay in the receipt of the regulatory approvals tZERO Markets requires to operate, if they are received at all. In the event tZERO Markets is not able to receive the regulatory approvals it requires to provide the services it intends or there is significant delay in tZERO Markets' receipt of such approvals it may be forced to revise its business plan. Any such revision could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

tZERO ATS, LLC and SpeedRoute, two subsidiaries of tZERO that currently generate substantially all of tZERO's revenues, are registered broker-dealers and are subject to extensive regulation.

Broker-dealers are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. tZERO ATS, LLC and SpeedRoute, which currently generate substantially all of tZERO's revenues, are registered with the SEC as broker‑dealers under the Exchange Act and in the states in which they conduct securities business and are members, and subject to the rules, of FINRA, and other SROs (as applicable). In addition, tZERO ATS, LLC owns and operates the tZERO ATS, an SEC-registered alternative trading system. tZERO ATS, LLC and SpeedRoute are subject to regulation, examination, investigation and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are a member.

Any failure of tZERO ATS, LLC or SpeedRoute to comply with all applicable rules and regulations or satisfy FINRA, the SEC, or any other regulatory authority with which such subsidiary must comply could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us. In addition, tZERO Markets may be subject to even more extensive regulations. See "—tZERO Markets intends to be registered as a broker-dealer and would be subject to extensive regulation, which is anticipated to be more rigorous and expensive to establish and maintain than for tZERO's other broker-dealer subsidiaries." below.

tZERO Markets intends to be registered as a broker-dealer and would be subject to extensive regulation, which is anticipated to be more rigorous and expensive to establish and maintain than for tZERO's other broker-dealer subsidiaries.

tZERO Markets has applied for regulatory approvals to allow it to conduct certain brokerage and investment banking activities, including certain activities which tZERO's other broker-dealer subsidiaries have not historically provided, in particular by providing broker-dealer services to retail investors. If these approvals are received, tZERO Markets will become a registered broker-dealer under the Exchange Act and a member of FINRA and the Securities Investor Protection Corporation and will be subject to regulation, examination, investigation and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which it becomes registered or licensed or of which it becomes a member. In addition, because tZERO Markets intends to provide broker-dealer services that tZERO's other broker-dealer subsidiaries have not historically provided, in particular by providing broker-dealer services to retail investors, certain of these legal and regulatory requirements will be new to tZERO. We expect that federal and state securities regulators will require enhanced supervision, compliance and control procedures for tZERO Markets as a result of servicing retail investors, and that such requirements will be more expensive to establish, implement and maintain than those for tZERO ATS, LLC and SpeedRoute.

Any failure of tZERO Markets to comply with all applicable rules and regulations or satisfy FINRA, the SEC, or any other regulatory authority with which it must comply could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us. See also "—tZERO ATS, LLC and SpeedRoute, two subsidiaries of tZERO that currently generate substantially all of tZERO's revenues, are registered broker-dealers and are subject to extensive regulation." below.

tZERO's broker-dealer subsidiaries and tZERO are involved in ongoing discussions with and are subject to investigation by regulatory authorities.

tZERO's broker-dealer subsidiaries, tZERO ATS, LLC and SpeedRoute, and tZERO have been and remain involved in ongoing oral and written communications with regulatory authorities in connection with ongoing examinations, inquiries, or investigations, which may result in trading halts on the tZERO ATS and financial and other settlements or penalties. Additionally, on December 9, 2019, we received a subpoena from the SEC requesting documents related to, among other things, the tZERO ATS. Any failure of tZERO or its broker-dealers to satisfy FINRA, the SEC, or any other regulatory authority that they are in compliance with all applicable rules and regulations could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

Our ownership in tZERO is below the threshold required to permit us to use its losses to offset taxable income generated by the rest of our U.S. business and is below the threshold required to conduct a tax-free spin-off.

Due to our ownership percentages of both tZERO common stock and TZROP, we own less than the required percentage to file a federal consolidated income tax return. tZERO therefore files a separate federal tax return from the rest of our U.S. domestic operations, and as a result, certain tax attributes, such as federal net operating losses and tax credits, generated by tZERO are not available to offset taxable income generated by the rest of our U.S. domestic operations, and vice versa. Additionally, among other gating factors, our ownership percentage is also currently below the level required to conduct a tax-free spin-off of tZERO, and therefore, at this time we do not believe that a tax-free spin-off of the tZERO business is a viable option.

There can be no assurance that BSTX will receive the regulatory approval it requires to operate.

tZERO and BOX Digital have entered into a joint venture intended to develop a national securities exchange facility of BOX Exchange LLC ("BSTX") that would facilitate the trading of a type of digital security called a security token that would utilize the tZERO Technology Stack. The SEC published proposed rule changes relating to BSTX on October 11, 2019, soliciting public comments thereon. The SEC extended the review period on November 29, 2019 and the SEC again extended the review period on January 16, 2020. In addition, a subsequent amendment was filed by BOX Exchange LLC on February 19, 2020.

The application of federal securities law and other bodies of law to assets enhanced by blockchain technology is subject to significant uncertainty and likely to rapidly evolve as government agencies take greater interest in them. As a result, there may be delay in the receipt of the regulatory approvals BSTX requires to operate, if they are received at all. In the event BSTX is not able to receive the regulatory approvals it requires to begin operations or there is significant delay in BSTX's receipt of such approvals it may be forced to revise its anticipated operations. Any such revision could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

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

tZERO and its subsidiaries are subject to a variety of laws and regulations in the United States and abroad that involve matters central to its business, including user privacy, data protection and intellectual property, among others. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which tZERO and its subsidiaries operate.

tZERO and its subsidiaries have adopted policies and procedures they believe are appropriate to comply with these laws. The growth of their respective businesses and expansion outside of the United States may increase the potential of violating these laws or its internal policies and procedures. The risk of being found in violation of these or other laws and regulations is further increased by the fact that many of these have not been fully interpreted by the regulatory authorities or the courts and are open to a variety of interpretations. Any action brought against tZERO or its subsidiaries for violation of these or other laws or regulations, even if tZERO or its subsidiaries successfully defend against it, could cause tZERO or any of its subsidiaries to incur significant legal expenses and divert its management's attention from the operation of its business. If its operations are found to be in violation of any of these laws and regulations, it may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, it could be required to refund payments received by it, and it could be required to curtail or cease its operations. Any of the foregoing consequences could seriously harm tZERO's or any of its subsidiaries' business and their financial results. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase tZERO's or any of its subsidiaries' operating costs, require significant management time and attention, and subject any of them to claims or other remedies, including fines or demands that they modify or cease existing business practices.

The development and operation of tZERO's business, including the tZERO Technology Stack, will likely require, technology and intellectual property rights.

The ability of tZERO to operate its businesses, including its efforts to develop and market the tZERO Technology Stack, may depend on technology and intellectual property rights that tZERO may license from unaffiliated third parties. If for any reason tZERO were to fail to comply with its obligations under an applicable license agreement, or were unable to provide or were to fail to provide the technology and intellectual property that tZERO or any licensee requires, their operations would be negatively affected, which would have a material adverse effect on tZERO's operations and financial condition and could have a material adverse effect on us.

tZERO may face substantial competition from known and unknown competitors as well as the risk that one or more of them may obtain patents covering technology critical to the operation of the tZERO Technology Stack.

We believe that a number of organizations are or may be working to develop applications for distributed ledger or blockchain technologies or other novel technologies in the financial industry or capital markets that may facilitate or enhance the experience of trading securities or other financial assets that may be competitive with tZERO's own technology, including its patented technology. As the blockchain industry matures, tZERO expects that larger existing companies in the financial services and technology industries may compete with it in providing technological solutions related to the capital markets or other potential areas of business tZERO may enter. Such competitors may develop technology for the trading of securities which may or may not utilize blockchain technology which may provide a more attractive trading solution than tZERO may be able to provide. Any or all of them may also compete with tZERO now or in the near future for the time and attention of regulators and for the services of persons with the expertise it needs. Some or all of such organizations may have substantially greater technological expertise, experience with blockchain technologies or the capital markets and/or financial resources than tZERO or Overstock has, and many of them appear to be attempting to patent technologies that may be competitive with or similar to the technology tZERO has developed and patented. tZERO does not have access to detailed information about the technologies these organizations may be attempting to patent. If other persons, companies or organizations obtain a valid patent covering technology critical to tZERO's business, tZERO, issuers of digital securities or regulated market participants that need the relevant technology in order to operate as intended might be unable or unwilling to license the technology, and it could become impossible for tZERO to successfully develop or market the tZERO Technology Stack, which could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

Further, certain of tZERO's subsidiaries may also face competition in the areas of their respective businesses including money services, accredited investor verification services, or broker-dealer services, and these competitors may have substantially greater resources than tZERO or its subsidiaries. Any or all of them may compete with tZERO's subsidiaries now for current business or in the near future for potential business.

tZERO Crypto's business may be limited in certain jurisdictions if it is unable to timely receive certain licenses it is in process of obtaining or due to the regulations applicable to it.

The business of tZERO's subsidiary tZERO Crypto, Inc. ("tZERO Crypto"), formerly known as Bitsy, Inc., is a mobile application that allows consumers to buy, sell and hold supported cryptocurrencies. Various aspects of the business that tZERO Crypto is engaging in are heavily regulated. Both the federal government and virtually every state in the U.S. regulates money transmitters and money services businesses. In some states, the licensing requirements and regulations expressly cover companies engaged in digital currency activities; in certain other states it is not clear whether or how the existing laws and regulations apply to digital currency activities. tZERO Crypto is applying for licenses to operate as a money transmitter (or its equivalent), as required, and has obtained such licenses in many states and territories. tZERO Crypto has also registered with FinCEN. There can be no assurance that tZERO Crypto will be able to obtain money transmitter licenses on a timely basis in all states where they have not already been obtained, that they will be obtained at all, or that it will be able to retain such licenses over time as its business or applicable law and regulation evolve, which may limit the services tZERO Crypto is able to offer in certain jurisdictions or require potential product changes.

tZERO Crypto is subject to extensive regulation.

As a money transmitter (or equivalent) licensed in multiple states and territories and due to its registration with FinCEN, tZERO Crypto is subject to obligations and restrictions with respect to various anti-money laundering, know-your-customer, record-keeping, reporting, capital and bonding requirements, limitations on the investment of customer funds, and examination and inspection by state and federal regulatory agencies. Regulations relating to money transmission and cryptocurrencies are evolving quickly and compliance with existing and evolving requirements requires the dedication of significant resources by tZERO Crypto. As a result, in the event tZERO Crypto was unable to comply with, or dedicate the resources necessary to comply with all rules and regulations or satisfy state and federal regulatory authorities with which it must comply, tZERO Crypto may be subject to additional liability, including governmental fines, restrictions on its business, or other sanctions, and it could be forced to cease conducting certain aspects of its business with residents of certain jurisdictions, be forced to otherwise change it business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals.

Any failure of tZERO Crypto to comply with all applicable rules and regulations or satisfy state or federal regulatory authorities with which it must comply could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

tZERO or its technology may be the subject of cyber-attacks, which may result in security breaches and the loss or theft of assets, which could expose tZERO to liability and reputational harm and could seriously curtail the utilization of tZERO's services or technology and could result in claims against tZERO or us.

Certain of tZERO's businesses store and transmit user's proprietary information (or may do so in the future) and create technology, including the tZERO Technology Stack, which is involved in third-parties' storage and transmission of users' proprietary information. As a result, tZERO's businesses may be the subject of security breaches, computer malware and other computer hacking attacks which could expose it to a risk of loss or misuse of this information, and to resulting claims, fines, and litigation. tZERO has experienced cyberattacks and believes its systems are probed by potential hackers on a daily basis. tZERO expects the problem will continue to grow worse over time. Cyber-attacks may also target tZERO's customers or third-parties and other services on which tZERO or its customers depend on. In the event such cyber-attacks target customers utilizing tZERO's technology they may attempt to identify and exploit weaknesses in tZERO's technology to conduct a cyber-attack.

Security breaches and cyber-attacks are also of particular concern to businesses, like tZERO Crypto, that directly interact with cryptocurrencies. While tZERO Crypto wallet users hold their cryptocurrency directly on their mobile devices (as opposed to being held in custody by tZERO Crypto), tZERO Crypto holds a limited cryptocurrency inventory on hand to facilitate its exchange services and has access to customer information. As a result, tZERO Crypto is subject to an increased risk of cyber-attacks, which could result in loss of cryptocurrency, unauthorized access to customer information and the resulting legal or financial exposures or the unexpected unavailability of tZERO Crypto's services.

Any compromise of tZERO's security or that of a third-party involving tZERO's technology could result in a violation of applicable privacy and other laws, and cause significant financial loss, legal fines and other legal exposure, damage to tZERO's reputation, and a loss of confidence in the maturity of tZERO's security program and tZERO's ability to implement security measures on par with its peers; further, a compromise of tZERO's security could reduce market participants' willingness to adopt and regularly use its technology (including the tZERO Technology Stack), any of which could have a material adverse effect on tZERO and our financial position and business.

tZERO's core technology has been and will be, as applicable, developed by key technology employees of tZERO and its affiliates, and their operation and further development depend on the continued availability of those key employees.

The tZERO Technology Stack and other core technology used for tZERO's operations, have been or will be, as applicable, developed primarily by a small number of key technology employees of tZERO and its affiliates. This includes technology used for the operation of the regulated trading venues tZERO supports, including the tZERO ATS. The loss of the services of any of those key employees could have a material adverse effect on the ability of tZERO to develop, operate or maintain the tZERO Technology Stack or other technology used for tZERO's operations. If tZERO were to lose the services of any such key employees, it could be difficult or impossible to replace them, and the loss of any of them could have a material adverse effect on tZERO's operations and financial condition.

tZERO's success will be dependent on its ability to hire, retain or motivate qualified personnel.

tZERO's business largely depends on the talents and efforts of highly skilled individuals, particularly those with technology, operational and regulatory backgrounds. tZERO's future success will depend on its continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel. Without such individuals, tZERO may not have or may not be able to obtain the skills or expertise needed to successfully develop, maintain and implement the tZERO Technology Stack or its other initiatives. In addition, its compensation arrangements, such as its equity award program, may not always be successful in attracting new employees and retaining and motivating its existing employees, which would affect its future success. Any failure by tZERO to hire, retain or motivate qualified personnel would materially adversely affect tZERO's business and us.

To date, SpeedRoute and tZERO ATS, LLC's revenues have come from a small number of major customers, making SpeedRoute and tZERO ATS, LLC, and by extension tZERO, vulnerable to changes in the business and financial condition of, or demand for SpeedRoute's and tZERO ATS, LLC's services by, such customers.

To date, the primary source of revenue for SpeedRoute and tZERO ATS, LLC has been two major customers, making SpeedRoute and tZERO ATS, LLC vulnerable to changes in the business and financial condition of, or demand for services by, such customers. During the year ended December 31, 2019, revenue attributable to these two customers accounted for, respectively, 30% and 23% of SpeedRoute and tZERO ATS, LLC's combined revenue. Additionally, to date, SpeedRoute and tZERO ATS, LLC account for tZERO's primary sources of revenue, making tZERO vulnerable to any changes in the business and financial condition of, or demand for SpeedRoute and tZERO ATS, LLC's services by such customers as well. SpeedRoute, tZERO ATS, LLC and tZERO's income and ability to meet its financial obligations could also be adversely affected in the event of bankruptcy, insolvency or significant downturn in the business of one of these customers.

tZERO has chosen to temporarily postpone commercialization of the DLR Software, and if it does resume commercialization, it may never successfully launch, market, or sell its DLR Software.

tZERO has developed the DLR Software, which is intended to enable broker-dealer licensees with stock inventory to create a blockchain-based record of the shares that the licensee has made available for "locates" and of the daily purchases of the right to "locate" specifically identified shares for purposes of compliance with regulatory requirements. tZERO is temporarily postponing the further commercialization of the DLR Software as it focuses on other blockchain applications but may, in the future, resume commercialization thereof.

In the event tZERO were to recommence commercializing the DLR Software, its viability would be dependent on whether the DLR Software would be effective at satisfying regulatory obligations of those effecting short sales, which is currently uncertain. Confirming this regulatory compliance is the responsibility of broker-dealer licensees using the DLR Software, however, tZERO may be required to expend significant resources to assist licensees in doing so. Additionally, the existing system which the DLR Software is meant to replace is firmly entrenched and it would require the devotion of significant resources to persuade market participants to transition to the DLR Software. As a result, there can be no assurance that tZERO will choose to recommence commercialization of the DLR Software or that if it wishes to do so, that it will be successful in doing so, either due to the regulatory uncertainty relating to the DLR Software or due to a lack of sufficient resources available to tZERO at such time.

Strategic transactions tZERO has and may engage in could disrupt its business, divert its management's attention or harm its business.

From time to time tZERO has engaged in strategic transactions, including acquisitions, strategic investments and partnerships and divestitures, and may do so again in the future. Many of tZERO's businesses and the counterparties with which it may engage in transactions with are heavily regulated which may complexify such strategic transactions. The identification, evaluation, and negotiation of potential strategic transactions may divert the attention of management and require the incurrence of significant expenses, whether or not such transactions are ultimately completed. We also may not achieve the anticipated benefits from such transactions due to a number of factors, including difficulties resulting from the integration or separation of technologies, accounting or other operational systems, culture or personnel involved in any acquisition or divestment; diversion of management's attention; litigation; prioritization of resources; regulatory constraints or other disruptions to tZERO's operations. Also, the anticipated benefits of such strategic transactions may not materialize or increase tZERO's revenue. If any strategic transaction fails to meet tZERO's expectations, tZERO's business may be materially and adversely effected, which could have a material adverse effect on us.

Additional Risks Related to TZROP

The IRS may disagree with our characterization of the TZROP offering, which would have a material adverse effect on us.

Although we have taken the position that the sale of TZROP in the TZROP offering was a sale of equity for tax purposes, if the IRS disagrees with our characterization and instead requires us to treat the proceeds as income to us for federal income tax purposes, this would reduce our federal net operating loss carryforwards by approximately $104.2 million as a result of the TZROP offering. In addition, if we are required to treat the proceeds of the security token offering as a liability rather than equity for accounting purposes, that would reduce tZERO's net book value compared to equity treatment, which might delay or prevent tZERO from declaring a dividend on the TZROP.

We are subject to the risks of holding TZROP and the risk that we will be unable to sell the TZROP.

As part of the TZROP offering, we elected to accept TZROP in payment of $30 million of tZERO's indebtedness to us. As an affiliate of the issuer, we may only resell the TZROP we hold under certain circumstances, and are therefore subject to all of the risks of holding TZROP, including the risk that we will be unable to resell any TZROP. We do not have any contractual rights to require tZERO or any third party to assist us in making such resales and as a result, expect to remain subject to the risks of holding TZROP for the foreseeable future.

TZROP may be subject to registration under the Exchange Act if tZERO has assets above $10 million and more than a statutory number of registered token holders, which would increase tZERO's costs significantly and require substantial attention from tZERO's management.

Companies with total assets above $10 million and more than 2,000 holders of record of their equity securities, or 500 holders of record of its equity securities who are not accredited investors, at the end of their fiscal year must register the subject class of equity securities with the SEC under the Exchange Act. If tZERO is required to register TZROP with the SEC under the Exchange Act, it would be a laborious and expensive process and require a substantial portion of tZERO management's attention. Furthermore, if such registration takes place, tZERO would be subject to ongoing public reporting requirements and require additional accounting, tax, compliance, documentation, risk management and internal control procedures, necessitating the need for tZERO to hire additional personnel to implement, perform and/or monitor such procedures and creating materially higher compliance and reporting costs going forward.

Risks Related to the Development of Digital Securities and the tZERO Technology Stack

Applicable law and regulation may limit the extent to which blockchain technology may be used to enhance securities in the future, limiting tZERO's business.

The complex legal and regulatory requirements applicable to issuers and SEC-registered exchanges, alternative trading systems or other regulated venues and market participants currently limits the extent to which tZERO is able to further enhance securities using blockchain technology. For instance, regulators have emphasized the legal complexity raised by custodying securities on the blockchain and that it may not currently be regulatorily permissible in certain circumstances, regardless of whether tZERO is able to provide technology for this purpose. The ability of tZERO to provide additional applications of blockchain technology to digital securities or the financial industry more broadly may be dependent on legislators or regulatory authorities adopting additional rules and regulations or modifying existing rules and regulations, or interpretations thereof, which may take significant time to occur and would be largely outside of tZERO's control. There can be no assurance that digital securities or any future legally and regulatorily compliant advancement thereof which tZERO may be able to develop will meet investor expectations—for example, there can be no assurance that it will enable less expensive or more efficient trading than is possible from other available trading solutions, whether traditional or otherwise.

The current user experience for digital securities, like TZROP and others traded on the tZERO ATS, is not analogous to one involving a virtual currency or any other anonymous bearer digital instrument that trades peer-to-peer on a distributed ledger because distributed ledger technology does not play a role in the sale, issuance, transfer or custody of digital securities. However, in the future regulatory authorities may take the position that the existing regulatory framework precludes the enhancement of digital securities with a digital "courtesy carbon copy". As a result, legal and regulatory developments could render the issuance and trading of digital securities impermissible or change the manner in which digital securities are permitted to be enhanced by blockchain technology.

Any such regulatory issues may limit the commercial viability of tZERO's business, which would have a material adverse impact on tZERO's business and could have a material adverse effect on us.

Regulatory authorities may never permit the trading of certain digital securities or involvement by market participants in their trading or require changes to permit such trading to occur, limiting tZERO's businesses.

Depending on the particular digital security and regulated trading venues on which a security would trade, numerous regulatory authorities, including FINRA and the SEC, may need to be consulted or provide their consent before any trading could occur. Any such regulatory authorities could prevent such trading from ever occurring if they objected to aspects of the anticipated method in which such trading would occur, including how the tZERO Technology Stack would be used and whether such regulated trading venues are permitted to trade digital securities. Applicable legal or regulatory requirements or authorities may also require changes to the manner in which such trading might occur before to permitting it to occur, which may require tZERO to make changes to the underlying technology for specific licensees or more broadly before trading may begin. The regulatory landscape that potential issuers and tZERO ATS and other regulated market participants involved in the trading of digital securities and their partners, need to navigate in order to successfully permit a digital security to begin trading is complex, and there can be no assurance that they will successfully do so. Assisting partners in addressing such considerations may require significant time and resources from tZERO both in navigating any legal and regulatory concerns or adapting the tZERO Technology Stack in a way that realizes the requirements of the particular digital security or regulated market participant.

Any such regulatory issues may limit the commercial viability of tZERO's business, including the tZERO Technology Stack and regulated trading venues trading digital securities which tZERO has an interest in or its subsidiaries operate, which would have a material adverse impact on tZERO's business and could have a material adverse effect on us.

Digital securities may not be widely adopted and may have limited users.

It is possible that digital securities will not be used by a large number of issuers or investors or tradeable on many regulated trading venues (or venues with sufficient market participants) or that there will be limited public interest in the continued creation and development of digital securities. Additionally, it is possible that other technology for the trading of securities which may or may not utilize blockchain technology will be developed or receive greater public interest, competing with or limiting demand for digital securities. Such a lack of use or interest could negatively impact the continued development and commercialization of the tZERO Technology Stack and the growth of the tZERO ATS trading ecosystem and have a material adverse effect on the business and financial position of tZERO and have a material adverse effect on us.

Some market participants may oppose the development of blockchain‑based systems like those central to tZERO's commercial mission, which could adversely affect tZERO.

Many participants in the system currently used for trading public securities in the United States may oppose the development of capital markets systems and processes that involve the use of blockchain technology, whether by permitting trading to occur directly on the blockchain or by adding digital courtesy carbon copies such as those used by digital securities. The market participants who may oppose such a system may include entities with significantly greater resources, including financial resources and political influence, than tZERO or we have. The ability of tZERO to operate and achieve its commercial goals could be adversely affected by any actions of any such market participants that result in additional regulatory requirements or other activities that make it more difficult for tZERO to operate could adversely affect tZERO's ability to achieve its commercial goals, which could have a material adverse effect on us.

Risks Related to Blockchain Technology and the Blockchain Industry

The application of blockchain technologies to existing legal and regulatory regimes is uncertain, and new laws and regulations or policies may materially adversely affect tZERO's business.

Certain of tZERO's businesses transact directly in peer-to-peer digital assets while others intend to advance existing industries by promoting the integration of blockchain technologies, either by creating technology to enable or investing in regulated venues to enable the issuance, trading, clearance and settlement of digital securities. The application of blockchain technologies to the legal and regulatory regimes applicable to these businesses, many of which were developed for earlier technologies, is often unclear and varies significantly among international, federal, state and local jurisdiction. Such legal and regulatory regimes are also likely to rapidly evolve as legislators and regulatory authorities take greater interest in blockchain technology.

Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the adoption of blockchain technologies. Additionally, in the future, tZERO expects to evolve its focus towards the advancement of financial industry through the integration of blockchain technology in new ways which may present novel questions of legal and regulatory interpretation. Failure by tZERO, its subsidiaries or any of their partners (including issuers of digital securities or market participants utilizing the tZERO Technology Stack) to comply with any laws, rules and regulations applicable to them, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines, the need to implement product changes, or an increase in costs related to compliance or operational changes and reputational harm, any of which could have a substantial and materially adverse effect to tZERO's business and us.

The further development and acceptance of blockchain technologies, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain technologies, peer-to-peer digital assets and assets enhanced by blockchain technologies would have a material adverse effect on tZERO's business plans and could have a material adverse effect on us.

The growth of blockchain technology and the blockchain industry in general, as well as the specific blockchain networks which peer-to-peer digital assets such as cryptocurrencies and assets enhanced by blockchain technology, including digital securities such as TZROP, utilize, is subject to a high degree of uncertainty. The factors affecting the further development and acceptance of blockchain technology and the growth of the blockchain industry include, without limitation:

•	worldwide growth in the adoption and use of peer-to-peer digital assets, assets enhanced by blockchain technology and other blockchain technologies;

•
government and quasi-government regulation of peer-to-peer digital assets and assets enhanced by blockchain technology and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

•	the maintenance and development of the open-source software protocol of blockchain networks;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using government-backed currencies or existing networks;

•	exploitable flaws inherent in blockchain technology (e.g. "double-spend" attacks or "51%" attacks);

•	general economic conditions affecting investment in and demand for peer-to-peer digital assets and assets enhanced by blockchain technology; and

•	a decline in the popularity or acceptance of peer-to-peer digital assets and assets enhanced by blockchain technology.

The blockchain industry as a whole has been characterized by rapid changes and innovations and are constantly evolving. Although it has experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks, peer-to-peer digital assets such as cryptocurrencies and assets enhanced by blockchain technology such as digital securities may materially adversely affect tZERO's business plans.

The prices of peer-to-peer digital assets and digital securities have historically been extremely volatile. Fluctuations in the price of individual assets could affect market perception of blockchain technology and thereby materially and adversely affect tZERO's business.

The prices of peer-to-peer digital assets, such as Bitcoin and Ether, and digital securities, including TZROP, have historically been subject to dramatic price fluctuations and are highly volatile. A fluctuation in the price of a single peer-to-peer digital asset or digital security may cause volatility in the value of such assets generally or a subset thereof. For example, a security breach that affects confidence and causes price fluctuations in Bitcoin or Ether may affect market perception of blockchain technology and may discourage potential investors from investing in or utilizing all peer-to-peer digital assets. Even though digital securities are conventional, uncertificated book-entry securities, investors may perceive them to be part of the same asset class as peer-to-peer digital assets due to their enhancement with a digital "courtesy carbon copy" of the transfer agent's share registry, and the price volatility of peer-to-peer digital assets may thereby affect investor perception of and demand for digital securities. This volatility may adversely affect interest in and demand for cryptocurrencies, such as those tZERO Crypto provides wallet and exchange services for, or digital securities which the tZERO Technology Stack is meant to enable and which trade on regulated venues tZERO invests in, each of which would materially adversely affect tZERO's business and us.

Additionally, tZERO Crypto holds a limited amount of cryptocurrency in an inventory to facilitate purchases and sales of cryptocurrency with its customers which have historically been subject to dramatic fluctuations and are highly volatile. This may subject tZERO Crypto to cryptocurrency price volatility risk which may materially adversely affect its financial condition.

Additional Risks Relating to our Retail Business

Our business depends on the Internet, our infrastructure and transaction-processing systems.

We are completely dependent on our infrastructure and on the availability, reliability and security of the Internet and related systems. A substantial amount of our computer and communications hardware is located at a single Overstock owned and operated facility. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. Our back-up facility is not adequate to support sales at a high level. Our servers and applications are vulnerable to malware, physical or electronic break-ins and other disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. Any system interruption that results in the unavailability of our Website or our mobile app or reduced performance of our transaction systems could interrupt or substantially reduce our ability to conduct our business. We have experienced periodic systems interruptions due to server failure, application failure, power failure and intentional cyber-attacks in the past, and may experience additional interruptions or failures in the future. Any failure or impairment of our infrastructure or of the availability of the Internet or related systems could have a material adverse effect on our financial results, business and prospects. In addition, the occurrence of any event that would adversely affect e-commerce or discourage or prevent consumers from shopping online or via mobile apps could significantly decrease the volume of our retail sales.

We rely upon paid and unpaid natural search engines to rank our product offerings, and our financial results may suffer if we are unable to regain our prior rankings in natural searches.

We rely on paid and unpaid natural search engines to attract consumer interest in our product offerings, including Google, Bing, and Yahoo!. Changes to their ranking algorithms may further adversely affect our product offerings in paid and/or unpaid searches, and we may at times be subject to ranking penalties if the operators of search engines believe we are not in compliance with their guidelines. Search engine companies change their natural search engine algorithms periodically, and our ranking in natural searches may be adversely affected by those changes, as has occurred from time to time, and which have led us to pursue revenue growth in other more expensive marketing channels. Google's search engine is dominant in our business and has historically been a significant source of traffic to our website, much of it at essentially no incremental cost to us. Search engine companies may also determine that we are not in compliance with their guidelines from time to time, as has occurred in the past, and they may penalize us in their search algorithms as a result. In recent years, we have experienced declines in our rankings in Google's natural search engine, which has required us to utilize more expensive marketing channels or otherwise compensate for the loss of some of the natural search traffic. Any future declines in our rankings in Google's natural search engine could have a material adverse effect on our business.

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

We expect that existing and future traditional manufacturers and retailers will continue to add or improve their e-commerce offerings, and that our existing and future e-commerce competitors, including Amazon, will continue to increase their offerings, their delivery capabilities, and the ways in which they enable shoppers to purchase goods, including their mobile technology and the voice-activated shopping services offered by Amazon. Further, large marketplace websites and sites which aggregate marketplace sellers with a large product selection are becoming increasingly popular, and we may not be able to place our products on these sites to take advantage of their internal search platforms and some shoppers may begin their searches at these websites rather than utilize traditional search engines at all. Many of our competitors specialize in one or more of the areas in which we offer products. For example, our furniture offerings compete with more than 100 online retail furniture websites, in addition to many more traditional furniture retail specialists. Some of our competitors run at net losses to gain market share in the online retail market. We also face competition from shopping services such as Google Express, which offers products from Walmart, Costco, Target and other retailers on a voice-activated shopping platform. Competition from Amazon and from other competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition, greater access to capital and significantly greater financial, marketing and other resources than we do, affect us and have had and could continue to have a material adverse effect on our financial results, business and prospects.

Tariffs, the spread of illness, or other measures or events that increase the effective price of products or limit our ability to access products we or our suppliers or fulfillment partners import into the United States could have a material adverse effect on our business.

We and many of our suppliers and fulfillment partners source a large percentage of the products we offer on our Website from China and other countries. The United States imposed tariffs on goods from China in 2019 which adversely impacted our revenues. Further, the spread of the COVID-19 virus (also known as coronavirus) has been declared a "pandemic" by the World Health Organization. If the United States imposes additional tariffs, or if a disease or illness such as COVID-19 spreads and such measures or events directly or indirectly increase the price of imported products sold on our Website, or limit our ability to access products sold on our Website, the increased prices and/or supply chain challenges could have a material adverse effect on our financial results, business and prospects. Further, the broader global effects of potentially reduced consumer confidence and spending related to COVID-19 could also have a negative effect on our overall business. At this point, the extent to which COVID-19 may impact our business is uncertain.

The spread of the COVID-19 could negatively impact our operations.

We have facilities located in Washington, New York, Pennsylvania, Missouri, Utah, and Ireland, and the employees working in those facilities may be at greater risk for exposure to and for contracting COVID-19. The U.S. Center for Disease Control, or the CDC, has reported known cases of COVID-19 in these states and country. The spread of COVID-19 in these locations may result in our employees being forced to work from home or missing work if they or a member of their family contract COVID-19. At this point, the extent to which COVID-19 may impact our business is uncertain.

Economic factors, including our increasing exposure to the U.S. housing industry and the potential for a decrease in consumer spending, could adversely affect us.

Economic conditions, particularly any weakness in the United States housing market, may adversely affect our financial performance. Over the last several years, the percentage of our sales from home and garden products has increased substantially. We believe that our sales of home and garden products are affected by the strength of the U.S. housing industry, and that downturns in the U.S. housing industry could have a material adverse effect on our financial results, business and prospects. Similarly, a substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Difficult macro-economic conditions, particularly high levels of unemployment or underemployment, also impact our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our financial results, business and prospects.

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

We depend on third-party companies to perform functions critical to our business, and any failure on their part could have a material adverse effect our business.

We depend on third-party companies, including a large number of independent fulfillment partners whose products we offer for sale on our Website, to perform functions critical to our ability to deliver products and services to our customers. We depend on our fulfillment partners to perform traditional retail operations such as maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely basis. We also depend on the delivery services that we and they utilize, on the payment processors that facilitate our customers' payments for their purchases, and on other third parties over which we have no control, for the operation of our business. Difficulties with any of our significant fulfillment partners, delivery services, payment processors or other third parties involved in our business, regardless of the reason, could have a material adverse effect on our financial results, business and prospects.

We depend on our suppliers' and fulfillment partners' representations regarding product safety, content and quality, and for proper labelling of products.

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

We are partially self-insured with respect to our employees' health insurance. If the actual costs of these claims exceed the amounts we have accrued for them, we would incur additional expense.

Beginning January 1, 2017, we are partially self-insured with respect to our employees' health insurance, except to the extent of stop-loss coverage that limits our losses both on a per employee basis and an aggregate basis. The actual costs of our employees' health insurance claims could exceed our estimates of those costs for a number of reasons, including more claims or larger claims than we expect, and increases in the costs of healthcare generally. If the actual cost of our employees' health insurance claims and related expenses exceeds the amounts we have accrued, we may be required to record additional charges for these claims and/or to establish additional cash reserves, which could have a material adverse effect on our financial results, business and prospects.

Additional Risks Relating to our Medici Business

Certain equity financings completed by some of our subsidiaries could result in the acceleration of the vesting of outstanding equity awards granted by such subsidiaries.

Pursuant to equity incentive plans entered into by our subsidiaries, Medici Ventures, tZERO and Medici Land Governance, upon a "change in control" (as defined in the plans), outstanding equity awards that were issued under such plans would be subject to acceleration, vesting, and/or the lapsing of applicable restrictions on such awards. For purposes of the relevant tZERO plan, a "change in control" includes Overstock and any entity or entities directly or indirectly controlled by Overstock ceasing to be the legal or beneficial owner of a majority of the total voting power of the outstanding stock of tZERO. As a result, a sale of a number of shares by tZERO that would result in Overstock owning less than a majority of the total voting of the outstanding stock of tZERO would result in the acceleration of the vesting of the awards granted by tZERO. Further, the exercise of a sufficient number of outstanding equity awards issued under such plans could constitute a "change of control" as defined in such plan and thereby cause the accelerated vesting of unvested awards.

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

Subsidiaries of Medici Ventures, including Medici Land Governance, have emerging business models, without profits, and may require additional capital.

Subsidiaries of Medici Ventures, including MLG, are in the early stages of their business and do not generate profits. Many of MLG's current projects are being done as pilot projects without charge, at MLG's expense, to demonstrate MLG's capabilities and develop its reputation. Although MLG intends to generate profits in the future, it has not done so to date. If subsidiaries of Medici Ventures, including MLG, cannot generate profits, such subsidiaries might require additional capital, which could have a material adverse effect on our financial results, business and prospects.

The businesses that we are pursuing through our Medici Ventures initiatives are novel and subject to technical, operational, financial, regulatory, legal, reputational and marketing risks.

Medici Ventures has acquired interests in various businesses, including financial technology companies, broker-dealers, and digital currency transfer and payment businesses. We have limited experience with the operation of such businesses. Virtually every state in the U.S. regulates money transmitters and money service businesses. In some states the licensing requirements and regulations expressly cover companies engaged in digital currency activities; in other states it is not clear whether or how the existing laws and regulations apply to digital currency activities. Further, U.S. federal law requires registration of most such businesses with FinCEN. These licenses and registrations subject companies to various anti-money laundering, know-your-customer, record-keeping, reporting and capital and bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies. Under U.S. federal law, it is a crime for a person, entity or business that is required to be registered with FinCEN or licensed in any state to fail to do so. Further, under U.S. federal law, anyone who owns all or part of an unlicensed money transmitting business may be subject to civil and criminal penalties. For example, if Bitt, Spera, Ripio, or FinClusive take any action that could subject them to registration with FinCEN or to licensing requirements in any state before they become properly licensed and registered, we could be subject to potential civil and criminal penalties. In addition, our majority-owned subsidiary tZERO is working on financial applications of blockchain technology, including the development and management of a trading platform for digital "tokens," "coins," and digital securities. See "Additional Risks Relating to our tZERO Initiatives" below. These areas, along with other areas, are areas in which we do not have substantial experience, and which are subject to the risks of new and novel businesses, including technical, operational, financial, regulatory, legal and reputational risks, as well as the risk that we may be unable to market, license or sell our technology successfully or profitably. The occurrence of any such risks, any such penalties, or even allegations of criminal or civil misconduct, could have a material adverse effect on us and on our financial results and business.

We may be required to write off amounts relating to our interests in startup businesses.

At December 31, 2019, Overstock and its subsidiaries held minority interests totaling approximately $52.4 million in several companies that are in the startup or development stages and we may acquire additional minority interests in other entities in the future. Minority interests are inherently risky because we may not have the ability to influence business decisions. Further, these interests are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Additionally, since these interests are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, we have no assurance that the technology or products of companies we have funded would be successful, even if they were brought to market. We have written off amounts related to these interests in the past and may in the future write off additional amounts related to these interests. Any such write-offs could be material and could have a material adverse effect on our financial results and business.

If we do not keep pace with technological and regulatory changes, it may impair our ability to market, license or sell the products and services developed as part of our Medici initiatives.

The market for products and services based on blockchain technology is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. The success of our Medici initiatives depends on several factors, including the timely completion, introduction and market acceptance of such products and services, as well as our ability to comply with changing regulations and laws. Failure in this regard may significantly impair our competitiveness and financial results. In addition, we may need to continuously modify and enhance our offerings to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of products and services to keep pace with technological or regulatory changes or operate effectively with future network platforms and technologies could reduce the demand for our products and services. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

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

The trading prices of our securities may be adversely affected by the pursuit of our strategic initiatives.

The trading prices of our common stock and other securities have been and may continue to be volatile. Our stock price fluctuations may be due in part to our disclosures about our exploration of strategic initiatives. Our stock price may be adversely affected by our future actions, including any decisions we may make or announcements to pursue or not to pursue such strategic initiatives, and by any announcements we may make regarding any such matters, any of which could cause the trading prices of our securities to decrease significantly which in turn could adversely affect our ability to raise capital and could have a material adverse effect on our financial results, business and prospects.

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

Sales by our significant stockholders could have an adverse effect on the market price of our common and preferred stock or subject us to limitations on our ability to use our net operating and tax credit carryforwards.

A small number of our stockholders own a significant percentage of our common stock. In the past, our former executive officer and director Dr. Patrick Byrne owned a significant amount of our common stock that he sold in September of 2019, and which sale had an adverse effect on the market price of our common stock and increased the risk that we may trigger a limitation on our ability to use our net operating loss and tax credit carryforwards in the future. According to public filings with the SEC, at December 31, 2019, a small number of institutional investors were beneficial owners of significant percentages of our common stock. Sales by any of such stockholders could have a material adverse effect on the market prices of our common stock and/or preferred stock. In addition, the transfer of ownership of a significant portion of our outstanding shares of common or preferred stock in the public market or otherwise, by us or by a significant stockholder, within a three-year period could adversely affect our ability to use our net operating losses and tax credit carryforwards to offset future taxable net income. Any of the foregoing could have a material adverse effect on the holders of our securities.

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

We have two series of preferred stock outstanding. The preferred stock could adversely affect the holders of our common stock in some circumstances. The preferred stock generally votes with the common stock, with holders of the preferred stock having one vote for each share held. As of December 31, 2019, the 481,259 outstanding shares of preferred stock constituted approximately 1.2% of the total number of shares of the preferred stock and the common stock, taken together. Holders of the Series A-1 Preferred stock are entitled to an annual cash dividend of $0.16 per share, and holders of the Series B Preferred stock are entitled to an annual cash dividend at the annual rate of 1.0% multiplied by $15.68, in each case in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of our preferred stock are also generally entitled to participate in any dividends we pay on the common stock. The preferred stock ranks equally with the common stock upon our liquidation, winding up or dissolution, with each share of Series A-1 Preferred stock and each share of Series B Preferred stock being treated as though it were a share of our common stock. Generally, in a business combination, we are obliged to use all commercially reasonable efforts to cause each share of the preferred stock to be treated as a share of common stock. Any of the foregoing could have a material adverse effect on the holders of the common stock in connection with any such transactions.

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

Additional Risks Related Primarily to our Series A-1 Preferred Stock

Our Series A-1 Preferred stock may only be sold through the tZERO ATS.

The amended and restated certificate of designation for the Series A-1 Preferred stock provides that shares of the Series A-1 Preferred stock can be sold only on the tZERO ATS. The Series A-1 Preferred stock is not and will not be listed on any national securities exchange or other trading market of any kind. The limitation on trading shares of Series A-1 Preferred stock through the tZERO ATS may adversely affect the liquidity for, and market price of, the shares of Series A-1 Preferred stock. It may at times be very difficult to sell any shares of the Series A-1 Preferred stock.

The Series A-1 Preferred stock may only be sold through a brokerage account established with a broker-dealer that subscribes to and effects trading on the tZERO ATS. Currently, Dinosaur is the only broker-dealer that facilitates trades of any security on the tZERO ATS. Unless and until another broker-dealer effects trading on the tZERO ATS or maintains an account with an ATS-executing broker-dealer, any holder of Series A-1 Preferred stock that wishes to sell its shares must open an account at Dinosaur. While tZERO ATS, LLC is working to add additional broker-dealer effects trading on the tZERO ATS, there is no assurance that any executing broker-dealers will be added, and Dinosaur could continue to be the only ATS-executing broker-dealer. If Dinosaur for any reason ceases to operate, there would be no broker-dealer to effect sales of the Series A-1 Preferred stock on tZERO ATS. This could prevent all trading in the Series A-1 Preferred stock and would likely materially and adversely affect the trading prices of the Series A-1 Preferred stock. In such a case, however, the Board could exercise its authority to change or add additional alternative trading systems, trading markets or venues on which the Series A-1 Preferred stock may be sold.

Likewise, Electronic Transaction Clearing, Inc., now doing business as Apex PRO ("Apex"), is the only broker-dealer that clears transactions effected on the tZERO ATS. If for any reason Apex ceases to clear trades for Dinosaur or refuses to clear trades for any future ATS-executing broker-dealers of tZERO ATS and no clearing firm succeeds Apex, trading in the Series A-1 Preferred stock on the tZERO ATS may be interrupted and such an interruption would likely materially and adversely affect the trading price of the Series A-1 Preferred stock.

The tZERO ATS has had limited volume. Even if a more liquid trading market for the Series A-1 Preferred does develop on the tZERO ATS utilizing the tZERO Technology Stack or other technology developed by tZERO, the depth and liquidity of that market and the ability to sell the Series A-1 Preferred stock may nevertheless be limited, which may have a material adverse effect on the liquidity for, and the market price of, the Series A-1 Preferred stock.

Moreover, peer-to-peer transfers of the Series A-1 Preferred stock outside of orders submitted to the tZERO ATS by an ATS-executing broker-dealer, or with a broker-dealer that itself maintains an account with an ATS-subscribing broker-dealer, on behalf of its customers ("peer-to-peer transfers"), are not permitted, subject to limited circumstances. Computershare will register peer-to-peer transfers of record ownership of the Series A-1 Preferred stock in limited circumstances that do not constitute "sales" for purposes of securities laws, such as a transfer from broker-dealer to broker-dealer, with the stockholder's carrying broker-dealer being reflected as the record holder, or a transfer by a stockholder who is the record holder pursuant to a divorce decree, death or gift (and then only following compliance with Computershare's procedures, including delivery of appropriate documentation). However, the Board is authorized to exclude additional transactions or classes of transactions from the requirement to make "sales" on the tZERO ATS.

The restrictions on the tax reporting of holder's cost basis in shares of Series A-1 Preferred stock will not allow normal tax planning in the sale of shares of Series A-1 Preferred stock and may result in disadvantageous tax consequences to a seller of Series A-1 Preferred stock.

Only one method of cost basis reporting (the first-in, first-out, or "FIFO" method) is available for the Series A-1 Preferred stock. As a result, sellers of Series A-1 Preferred stock may be required to pay more tax on their sales or to pay taxes earlier than if other normal methods of cost basis reporting had been available, which could have an adverse tax effect on sellers of Series A-1 Preferred stock and the market price of the Series A-1 Preferred stock.

The record of ownership of each digital wallet address will be available to the general public and it may be possible for members of the public to determine the identity of the record holders of the Series A-1 Preferred stock.

Although the record of ownership included in the blockchain is a non-controlling digital "courtesy carbon copy" of the records maintained by Computershare, it will be made publicly available. The publicly available information will include the digital wallet address of each holder of record transacting in Series A-1 Preferred stock and the security position information of such holder of record and the entire history of debits and credits to the relevant security position information of each digital wallet address, but it will not include any personal identifiable information. As a result, it may be possible for members of the public to determine the identity of the record holders of certain wallet addresses based on the publicly available information in the courtesy carbon copy, as well as other publicly available information, including any ownership reports required to be filed with the SEC regarding the Series A-1 Preferred stock.

The Series A-1 Preferred stock depends on Computershare as the transfer agent for the Series A-1 Preferred stock.

Computershare serves as the transfer agent for the Series A-1 Preferred stock and ownership of the Series A-1 Preferred stock is determined by the books and records of Computershare. Our agreement with Computershare can be terminated by either party on 60 days' notice. If Computershare chooses to exercise its termination rights or otherwise ceases to operate as a transfer agent, we would seek to engage a successor transfer agent. In the absence of finding such a successor, Overstock would need to assume the role of transfer agent. While we believe we could successfully assume the role of transfer agent, no assurance can be given that we would be able to do so and if we are unable to do so the trading market for the Series A-1 Preferred stock would be adversely affected and it may be difficult or impossible for Overstock to pay dividends or liquidation preference or provide voting rights to the correct holders of record of the Series A-1 Preferred stock.

The potential application of U.S. laws regarding traditional investment securities to the Series A-1 Preferred is unclear.

We believe that the Series A-1 Preferred stock should be treated as any other conventional, uncertificated book-entry security. However, various regulators may disagree with this assertion and conclude that the Series A-1 Preferred stock should not be treated as any other traditional investment security. For example, we believe that the Series A-1 Preferred stock is not a "digital asset security" within the meaning of the July 8, 2019 Joint Staff Statement on broker-dealer Custody of Digital Asset Securities (the "July Statement"), and that as a result, broker-dealers will have a good control location consistent with the July Statement. However, federal securities regulatory authorities may disagree with that conclusion and we could be required to take further steps with regulators to establish a good control location. The occurrence of any such issue or dispute could have a material adverse effect on the liquidity for, and market price of, the Series A-1 Preferred stock. In addition, if regulatory authorities take the position that Series A-1 Preferred stock is a "digital asset security," then broker-dealers may need to submit a Form CMA with FINRA in order to hold the Series A-1 Preferred stock on your behalf, and that could prevent other broker-dealers from becoming executing broker-dealers to the tZERO ATS. As a result, holders of the Series A-1 Preferred stock may not be able to open an account with another ATS-executing broker-dealer authorized to facilitate trading of the Series A-1 Preferred stock on the tZERO ATS.

If we elect to repurchase the Series A-1 Preferred stock on the tZERO ATS, it could have a material adverse effect on the liquidity in, and trading prices of, the Series A-1 Preferred stock.

We do not currently intend to repurchase any of the Series A-1 Preferred stock on the tZERO ATS. However, we could do so, subject to applicable regulations regarding issuer repurchases of their capital stock. If we do so, we would do so only at prices lower than the prices at which we are entitled to redeem the shares. If we repurchase shares of Series A-1 Preferred stock, the trading market for the Series A-1 Preferred stock could become less liquid, which would likely cause the trading prices of the Series A-1 Preferred stock to decrease, which would give us an economic incentive to repurchase additional shares. The occurrence of the foregoing could have a material adverse effect on the liquidity in, and trading prices of, the Series A-1 Preferred stock. There are no restrictions on our repurchase of shares of Series A-1 Preferred stock while there is any arrearage in the payment of dividends.

We may have the right to convert the outstanding shares of Series A-1 Preferred stock into shares of Series B Preferred stock at any time.

Pursuant to the amended and restated Series A-1 Preferred stock certificate of designation, we have the right to convert the Series A-1 Preferred stock into Series B Preferred stock at any time, and the terms of the Series B Preferred stock may be amended at any time without the consent of the holders of the Series A-1 Preferred stock. Currently, there are not enough authorized shares of Series B Preferred stock to permit conversion of the Series A-1 Preferred stock into Series B Preferred stock. In the future, the Board could seek stockholder approval to increase the authorized number of shares of preferred stock in an amount sufficient to permit the Board to increase the authorized shares of Series B Preferred stock to permit conversion of the Series A-1 Preferred stock into Series B Preferred stock, and then we would have the ability to exercise this conversion right. Any such conversion and any such amendment of the Series B Preferred stock could have a material adverse effect on the trading price of the Series A-1 Preferred stock. If we were to do so at a time when the Series B Preferred stock were trading at a price lower than the trading price of the Series A-1 Preferred stock, holders of Series A-1 Preferred stock would likely experience an immediate and potentially material decrease in the market value of the Series A-1 Preferred stock they hold and of the Series B Preferred stock they would receive upon the conversion. Moreover, the existence of this conversion right could have a negative impact on the liquidity for, and market value of, our Series A-1 Preferred stock.

tZERO ATS and tZERO are involved in ongoing discussions with regulatory authorities.

tZERO ATS and tZERO have been and remain involved in ongoing oral and written communications with, and have received subpoenas from, regulatory authorities in connection with ongoing examinations, inquiries, or investigations. Any failure of tZERO ATS, LLC, the tZERO ATS, or tZERO to satisfy FINRA, the SEC, or any other regulatory authority could result in trading halts on the tZERO ATS and fines and penalties being imposed. Any such trading halt will adversely affect the trading market for the Series A-1 Preferred stock and may prevent the sale of Series A-1 Preferred stock until the failure is rectified.

Technology on which the tZERO ATS relies for its operations may not function properly.

The technology on which the tZERO ATS relies, including the tZERO Technology Stack, may not function properly because of internal problems or as a result of cyber-attacks or external security breaches. Any such malfunction may adversely affect the ability of holders with a brokerage account at a tZERO ATS subscriber to execute trades of the Series A-1 Preferred stock on the tZERO ATS. Moreover, since trading in the Series A-1 Preferred stock has been limited, the tZERO ATS platform may not function properly in cases of increased trading volume. If the technology used by the tZERO ATS does not work as anticipated, trading of the Series A-1 Preferred stock could be limited or even suspended. In such as case, however, our board of directors has the authority to change or add alternative trading systems, trading markets or venues on which the Series A-1 Preferred stock may be sold, but there can be no assurance that they will choose to do so in the future, or that any such additional trading venues would be found or prove suitable to support the Series A-1 Preferred stock.
The technology on which the tZERO ATS depends has been developed by our indirectly held majority-owned subsidiary, tZERO, and is licensed to its wholly-owned subsidiary, tZERO ATS, LLC, and the Series A-1 Preferred stock depends on both tZERO and tZERO ATS, LLC, neither of which has substantial resources.

tZERO is an indirectly held majority-owned subsidiary of ours and owns 100% of the equity interest in tZERO ATS, LLC. tZERO licenses the technology to tZERO ATS, LLC, and tZERO uses tZERO technology, including the tZERO Technology Stack, to operate the tZERO ATS. tZERO is a growth-stage company, and neither tZERO nor tZERO ATS, LLC has substantial resources. If any one or more of Overstock, tZERO or tZERO ATS, LLC were unable to fund its operations in the future, or if any one or more of them were to become the subject of a bankruptcy or other insolvency proceeding, tZERO ATS, LLC might be unable to continue to operate the tZERO ATS, and the Series A-1 Preferred stock could be materially adversely affected. In any such event, or if the tZERO ATS, LLC or tZERO technology were to be unable to operate as intended for any reason, holders of our capital stock, including the Series A-1 Preferred stock, could lose their ability to trade our Series A-1 Preferred stock, which would have a material adverse effect on the market value of that stock, and may have a material adverse effect on the liquidity for, and the price of, our Common Stock.

Transactions involving the Series A-1 Preferred stock may not be properly reflected on the blockchain.

A significant feature of the Series A-1 Preferred stock is that, while the records of Computershare (as our transfer agent) govern record ownership of the Series A-1 Preferred stock, for all record holders on the transfer agent's official and controlling records there is a "courtesy carbon copy" of certain Computershare ownership records on the blockchain. Following Computershare's approval of any change in record ownership, the security position information relevant to a record holder's digital wallets addresses on the blockchain is updated consistent with changes to Computershare's official books and records. To the extent that Computershare's records and the "courtesy carbon copy" get out of sync, there could be a delay while we correct any such inconsistencies and such inconsistencies may cause investor confusion with respect to their record holdings of the Series A-1 Preferred stock, which could adversely affect the liquidity for, and market value of, the Series A-1 Preferred stock.

The potential application of U.S. laws regarding virtual currencies and money transmission to tZERO ATS, LLC's use of the Ethereum blockchain is unclear.

The non-controlling blockchain-based "courtesy carbon copy" of record ownership uses tZERO technology, which, in turn, uses the Ethereum blockchain. Although tZERO's wholly owned subsidiary, tZERO Crypto maintains certain licenses in connection with its virtual currency applications, none of the parties involved in the operation of the tZERO ATS using tZERO technology is licensed under the virtual currency or money transmission regulations of any state in the United States or registered with FinCEN. If any regulatory authority were to assert that additional licensing or registration was required by tZERO ATS, LLC or tZERO, it could affect the operations or viability of either of them, and could adversely affect the availability of the tZERO ATS as a trading venue for the Series A-1 Preferred stock. This in turn would have a material adverse effect on the liquidity of the Series A-1 Preferred stock and the holders' ability to trade such securities. In addition, because tZERO ATS, LLC is a wholly-owned subsidiary of tZERO, any negative impact on the value of the tZERO ATS or tZERO technology, including the tZERO Technology Stack, could have an adverse impact on the value of Overstock, which would cause our stock price to decrease.

Although the Series A-1 Preferred stock has characteristics similar to those of our common stock, the differences may adversely affect the trading prices of the Series A-1 Preferred stock.

Each share of Series A-1 Preferred stock is intended to have voting and dividend rights and rights upon liquidation substantially similar to those of one share of our common stock, except that the Series A-1 Preferred stock will have a dividend preference over the common stock, the Series A-1 Preferred stock will be limited to trading on the tZERO ATS, and we will have the right to convert the Series A-1 Preferred stock into Series B Preferred stock. These provisions may have a material adverse effect on the liquidity for, and trading price of, the Series A-1 Preferred stock.

We do not expect there to be any market makers to develop a trading market in the Series A-1 Preferred stock.

Most securities that are publicly traded in the United States have one or more broker-dealers acting as "market makers" for the security. A market maker is a firm that stands ready to buy and sell the security on a regular and continuous basis at publicly quoted prices. We have no assurances that the Series A-1 Preferred stock will ever have any market makers. We expect the lack of market makers to continue to contribute to a lack of liquidity in the Series A-1 Preferred stock, which could have a material adverse effect on holders' ability to trade them.

Additional Risks Related to both our Series A-1 Preferred stock and our Series B Preferred stock

We do not intend to issue any additional shares of Series B Preferred stock, which is expected to continue to result in very limited trading.

We do not intend to issue any additional shares of Series B Preferred stock. This will likely result in limited trading in the Series B Preferred and the number of shares of Series B is limited to 370,000.

A share of Series A-1 Preferred stock and/or Series B Preferred stock may have a substantially lower market value than a share of our common stock.

The trading prices of the Series A-1 Preferred stock and the Series B Preferred stock have been at times, and may be in the future, substantially lower than the trading price of our common stock, which could have a material adverse effect on holders of Series A-1 Preferred stock and holders of Series B Preferred stock.

It is uncertain whether the IRS will treat the Series A-1 Preferred stock and Series B Preferred stock as common stock or preferred stock for U.S. federal income tax purposes.

We intend to treat the Series A-1 Preferred stock and Series B Preferred stock as common stock for U.S. federal income tax purposes. Nevertheless, it is unclear whether the IRS will treat the Series A-1 Preferred stock and Series B Preferred stock as common stock for U.S. federal income tax purposes. If the IRS were not to treat either the Series A-1 Preferred stock or the Series B Preferred stock as common stock for U.S. federal income tax purposes, it could have a material adverse effect on the holders of Series A-1 Preferred stock and the holders of Series B Preferred stock.

Holders of Series A-1 Preferred stock and Series B Preferred stock will have no rights with respect to our common stock.

Holders of Series A-1 Preferred stock and holders of the Series B Preferred stock will have no rights with respect to our common stock, and no right to convert shares of Series A-1 Preferred stock or Series B Preferred stock into shares of common stock or to exchange shares of Series A-1 Preferred stock or Series B Preferred stock for shares of common stock, except that holders of Series A-1 Preferred stock and holders of Series B Preferred stock will have the right to vote with the common stock on any matter submitted to a vote of the holders of the common stock, the right to receive payments upon liquidation equally with the holders of the common stock, and the right to receive dividends in preference to the holders of the common stock and to participate in any dividend paid to the holders of our common stock, subject to the limitations set forth in the respective certificates of designation of Series A-1 Preferred stock and Series B Preferred stock.

Our obligation to pay dividends on the Series A-1 Preferred stock and Series B Preferred stock is limited, and our ability to pay dividends on the Series A-1 Preferred stock and Series B Preferred stock may be limited.

Our obligation to pay preferential dividends on the Series A-1 Preferred stock is subject to our Board declaring such dividend payments. Further, although we will be contractually restricted from paying a dividend on the common stock unless we have paid preferential cumulative $0.16 per share annual dividends on the Series A-1 Preferred stock and preferential cumulative 1.0% annual dividends on the Series B Preferred stock, we have never paid a cash dividend on the common stock and we have no present intention of doing so. Consequently, our failure to pay preferential dividends on the Series A-1 Preferred stock and on the Series B Preferred stock might have no legal effect on us at all, although it could adversely affect the liquidity for, and trading prices of, the Series A-1 Preferred stock and of the Series B Preferred stock. Further, our payment of any dividends will be subject to contractual and legal restrictions and other factors our Board deems relevant. Further, we may elect not to pay dividends on the Series A-1 Preferred stock, the Series B Preferred stock or both rather than limiting other proposed expenditures, including expenditures that may not be contractually required. Moreover, agreements governing any future indebtedness of ours may further limit our ability to pay dividends on our capital stock, including the Series A-1 Preferred stock and the Series B Preferred stock. In addition, our ability to pay dividends is limited by applicable law. Although there are no arrearages in cumulative preferred dividends and we declared and paid a cash dividend of $0.16 per share to the holders of our then outstanding preferred stock during 2017, 2018 and 2019, there is no assurance that we will be able or that our Board will decide to do so in 2020 or the future. Any of the foregoing facts or events could have a material adverse effect on the holders of the Series A-1 Preferred stock and the holders of the Series B Preferred stock and on the liquidity for, and trading prices of, the Series A-1 Preferred stock and the Series B Preferred stock.

Voting rights on the Series A-1 Preferred stock and Series B Preferred stock generally will be limited to voting together with the holders of the common stock and Series A Preferred stock or Series B Preferred stock as a single class, and the holders of the Series A-1 Preferred stock and the holders of the Series B Preferred stock collectively will have only a small percentage of the voting power on any matter submitted to the holders of the common stock, Series A-1 Preferred stock and Series B Preferred stock, voting together as a single class.

Voting rights of the Series A-1 Preferred stock or Series B Preferred stock generally will be limited to voting together with the holders of the common stock, Series A-1 Preferred stock and Series B Preferred stock, as a single class. If an amendment requiring stockholder approval is proposed to our amended and restated certificate of incorporation, the holders of the Series A-1 Preferred stock and the holders of the Series B Preferred stock will vote together with the holders of the common stock as a single class, but neither the holders of the Series A-1 Preferred stock nor the holders of the Series B Preferred stock will be entitled to a class vote on the amendment, unless the proposed amendment would adversely affect the special rights, preferences, privileges and voting powers of the Series A-1 Preferred stock or Series B Preferred stock, respectively increases or decreases of the authorized number of shares of Series A-1 Preferred stock or Series B Preferred stock, respectively. These limited voting rights could have a material adverse effect on holders of Series A-1 Preferred stock and holders of Series B Preferred stock and on the trading prices of the Series A-1 Preferred stock and the Series B Preferred stock.

The holders of the Series A-1 Preferred stock and Series B Preferred stock will have no right as a separate class to elect any members of our board of directors under any circumstances, including upon any failure of our board of directors to declare or pay any dividend on the Series A-1 Preferred stock or Series B Preferred stock. Further, the holders of the Series A-1 Preferred stock and the holders of the Series B Preferred stock, together, also will have no right by themselves to elect any members of our board of directors under any circumstances. The holders of the Series A-1 Preferred stock and the holders of the Series B Preferred stock will be entitled only to vote with the holders of the common stock as a single class in the election of directors and on any other matter coming before a vote of the holders of the common stock. Holders' lack of such rights could have a material adverse effect on holders of the Series A-1 Preferred stock and the holders of the Series B Preferred stock and the liquidity for, and trading prices of, the Series A-1 Preferred stock and the Series B Preferred stock.

The Series A-1 Preferred stock and the Series B Preferred stock will rank junior to all of our and our subsidiaries' liabilities in the event of a bankruptcy, liquidation or winding up of our or our subsidiaries' business.

In the event of our bankruptcy, liquidation or winding up, our assets will be available to make payments to holders of Series A-1 Preferred stock and to holders of Series B Preferred stock only after all of our liabilities have been paid, and neither the Series A-1 Preferred stock nor the Series B Preferred stock will have any preference over our common stock in the event of our bankruptcy, liquidation or winding up. In addition, the Series A-1 Preferred stock and Series B Preferred stock will rank structurally junior to all existing and future liabilities of our subsidiaries. Holders' rights to participate in the assets of our subsidiaries upon any liquidation or reorganization of any subsidiary will rank junior to the claims of creditors. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our and our subsidiaries' liabilities, to pay any amounts to the holders of Series A-1 Preferred stock or Series B Preferred stock then outstanding. We may incur significant debt or other liabilities in the future, and the Series A-1 Preferred stock and Series B Preferred stock contain no covenant or restriction on our ability to incur debt or other obligations. Any bankruptcy, liquidation or winding up of our company or any of its wholly or partially owned subsidiaries would have a material adverse effect on the liquidity for, and trading prices of, the Series A-1 Preferred stock and Series B Preferred stock.

Moreover, we do not own all of the equity securities of our subsidiaries, including tZERO. For example, we have adopted an employee equity incentive plan pursuant to which tZERO has issued, and may continue to issue, shares or other equity interests or awards having the economic effects of equity interests to employees. As a result, following satisfaction of the claims of creditors of those subsidiaries as discussed above, our right to receive distributions as a stockholder with respect to our equity interests in those majority owned subsidiaries will be shared with third party equity holders of tZERO and our other subsidiaries, whether now existing or created in the future, including our employees holding shares of any of them.

ITEM 1B. UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and internationally. We use the properties for corporate office space, data centers, and warehouse, fulfillment and customer service space. As of March 6, 2020, we operated the following facilities (square feet in thousands):

	United States	International	Total
Owned facilities	236	—	236
Leased facilities	1,494	21	1,515
Total facilities	1,730	21	1,751

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to significant damages, associated costs, or equitable remedies relating to the operation of our business. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item 15 of Part IV, "Financial Statements—Note 12. Commitments and Contingencies, subheading Legal Proceedings," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K, which is incorporated by reference in answer to this Item.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information

The principal U.S. trading market for our common stock is the Nasdaq Global Market. Our common stock is traded under the symbol "OSTK."

Holders

As of March 6, 2020, there were 110 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of the beneficial owners.

Dividends

We have never declared or paid any cash dividends on our common stock. However, we announced on July 30, 2019 that we had declared a dividend in the form of one Series A-1 Preferred stock share for every 10 shares of common stock or preferred shares held by a stockholder on the record date. The record and distribution dates for the preferred stock dividend were announced at that time to be September 23, 2019 and November 15, 2019, respectively. On September 18, 2019, we announced that we were postponing the record date for the preferred stock dividend. On February 13, 2020, a special meeting of stockholders was held, where the stockholders approved amendments to our certificate of designation allowing us to proceed with issuing the Dividend. As of the date of this filing, we have not declared a record date for the Dividend, nor have we distributed the Dividend. With regard to cash dividends, we currently intend to retain any earnings for future growth and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the Board of Directors deems relevant.

At December 31, 2019 we had 481,259 shares of our Preferred Stock (as defined below) outstanding. The Preferred Stock ranks senior to our common stock with respect to dividends. Holders of the Class A-1 Preferred Stock are entitled to an annual cash dividend of $0.16 per share, and holders of the Class B Preferred Stock are entitled to an annual cash dividend at the annual rate of 1.0% multiplied by $15.68, in each case in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the Preferred Stock are also entitled to participate in any dividends we pay to the holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2019.

Recent sales of unregistered securities

None.

Issuer purchases of equity securities

None.

Preferred Stock

In December 2016, we issued 695,898 shares of our preferred stock, consisting of 126,565 shares of our Blockchain Voting Series A Preferred stock (the "Series A Preferred") and 569,333 shares of our Voting Series B Preferred stock (the "Series B Preferred"), in a public offering registered under the Securities Act of 1933, as amended.

On May 1, 2019, we informed holders of our Series A Preferred stock of an opportunity to exchange (the "Exchange") outstanding Series A Preferred stock for newly-issued shares of the Company's Series A-1 Preferred stock (the "Series A-1 Preferred" and together with the Series A Preferred stock and Series B Preferred stock, the "Preferred Stock"). Between June 26, 2019 and July 30, 2019, the Exchange was completed for participating stockholders. In connection with the Exchange, 124,546 shares of Series A Preferred stock were validly tendered and accepted for exchange by the Company and the Company issued 124,546 shares of Series A-1 Preferred stock in exchange therefore. In connection with the completion of the Exchange, 2,019 shares of Series A Preferred stock were converted into shares of Series B Preferred stock (such transaction, the "Conversion"). Following the completion of the Exchange and the Conversion, the Company eliminated the Series A Preferred stock by filing a Certificate of Elimination with the Delaware Secretary of State.

As of December 31, 2019, the 481,259 shares of Preferred Stock that remained outstanding constituted approximately 1.2% of the total number of shares of the Preferred Stock and the common stock, taken together. Neither the Series A-1 Preferred stock nor the Series B Preferred stock is registered under the Securities Exchange Act of 1934, as amended. The Series A-1 Preferred stock are digital securities that trade exclusively on the alternative trading system run by tZERO ATS, LLC, an SEC-registered broker-dealer and member of FINRA and SIPC. The tZERO ATS utilizes the tZERO Technology Stack to facilitate trading of the Series A-1 Preferred stock. While the Series A-1 Preferred stock benefit from a digital "courtesy carbon copy" of record ownership on the blockchain, the records of Computershare, acting as transfer agent and registrar, govern record ownership of the Series A-1 Preferred stock in all instances. In order to trade the Series A-1 Preferred stock, holders must open an account with a broker-dealer subscribing to the tZERO ATS, which currently includes only Dinosaur Financial Group, LLC ("Dinosaur"), an SEC registered broker-dealer and member of FINRA and SIPC, but may in the future include other broker-dealers that become subscribers to the tZERO ATS or maintain an account with an ATS-subscribing broker-dealer. The Series B Preferred stock are conventional securities that trade in the over-the-counter market and are quoted on the OTCQX market operated by OTC Markets Group.

Holders of the Preferred Stock do not have any right to convert or exchange such shares for shares of our common stock or any other security; however, at our sole discretion, we may convert the Series A-1 Preferred stock shares into Series B Preferred stock at any time on a one-to-one basis. The Preferred Stock ranks senior to the common stock with respect to dividends. Holders of the Class A-1 Preferred Stock are entitled to an annual cash dividend equal to $0.16 per share, and holders of the Class B Preferred Stock are entitled to an annual cash dividend at the annual rate of 1.0% multiplied by $15.68, rounded to the nearest $0.01, in each case in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the Preferred Stock are also entitled to participate in any dividends we pay to the holders of the common stock, subject to different treatment if we effect a stock dividend, stock split or combination of the common stock. In the event of any liquidation, any amount available for distribution to stockholders after payment of all liabilities will be distributed proportionately among the holders of common stock, the holders of Series A-1 Preferred stock and the holders of Series B Preferred stock, with each share of Series A-1 Preferred stock and each share of Series B Preferred stock being treated as though it were a share of our common stock. If we are party to any merger or consolidation in which our common stock is changed into or exchanged for stock or other securities of any other person (or the Company) or cash or any other property (or a right to receive the foregoing), we will use all commercially reasonable efforts to cause each outstanding share of the Preferred Stock to be treated as if such share were an additional outstanding share of common stock in connection with any such transaction.

Securities Authorized for Issuance under Equity Compensation Plans

Except as set forth herein, the information required by this Item is included in Part III, Item 12.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
The following graph compares the total cumulative stockholder return, on our common stock with the total cumulative return of the NASDAQ Market Index—U.S. ("NASDAQ Market Index") and the Morningstar Specialty Retail Index ("Morningstar Group Index") during the period commencing on January 1, 2015 through December 31, 2019. The graph assumes a $100 investment at the beginning of the period in our common stock, the NASDAQ Market Index and the Morningstar Group Index, and the reinvestment of any dividends. The NASDAQ Market Index and the Morningstar Group Index are included for comparative purposes only. They do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of the Company's common stock. Historic stock price performance is not necessarily indicative of future stock price performance.

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

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Retail	$1,434,974	$1,800,187	$1,728,104	$1,784,782	$1,655,908
Other	24,444	21,405	16,652	15,181	1,930
Total net revenue	1,459,418	1,821,592	1,744,756	1,799,963	1,657,838
Cost of goods sold
Retail	1,147,025	1,452,195	1,392,558	1,458,411	1,353,184
Other	19,300	15,489	11,647	10,203	—
Total cost of goods sold	1,166,325	1,467,684	1,404,205	1,468,614	1,353,184
Gross profit	293,093	353,908	340,551	331,349	304,654
Operating expenses:
Sales and marketing	143,120	274,479	180,589	147,896	124,468
Technology	135,338	132,154	115,878	106,760	98,533
General and administrative	138,124	164,481	90,718	89,298	82,187
Litigation settlement	—	—	—	(19,520)	—
Total operating expenses	416,582	571,114	387,185	324,434	305,188
Operating income (loss)	(123,489)	(217,206)	(46,634)	6,915	(534)
Interest income	1,797	2,208	659	326	155
Interest expense	(342)	(1,468)	(2,937)	(877)	(140)
Other income (expense), net	(12,501)	(3,488)	1,178	14,181	3,634
Income (loss) before income taxes	(134,535)	(219,954)	(47,734)	20,545	3,115
Provision (benefit) for income taxes	185	(2,384)	64,188	9,297	1,895
Consolidated net income (loss)	$(134,720)	$(217,570)	$(111,922)	$11,248	$1,220
Less: Net loss attributable to noncontrolling interests	(12,879)	(11,500)	(2,044)	(1,274)	(1,226)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(121,841)	$(206,070)	$(109,878)	$12,522	$2,446
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(3.46)	$(6.83)	$(4.28)	$0.49	$0.10
Weighted average common shares outstanding—basic	34,865	29,976	25,044	25,342	24,612
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$(3.46)	$(6.83)	$(4.28)	$0.49	$0.10
Weighted average common shares outstanding—diluted	34,865	29,976	25,044	25,426	24,703

	As of December 31,
	2019 (1)	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$112,266	$141,512	$203,215	$183,098	$170,262
Restricted cash	2,632	1,302	455	430	430
Working capital	(38,636)	(26,219)	50,534	(4,843)	(10,308)
Total assets	417,727	461,219	433,815	485,076	428,389
Long-term debt	—	3,069	39,909	44,179	8,843
Total liabilities	239,872	250,513	261,692	312,116	279,028
Stockholders' equity	177,855	210,706	172,123	172,960	149,361
___________________________________________

(1)
— As a result of the adoption of new accounting guidance on January 1, 2019, we recognized lease assets and liabilities for operating leases with terms of more than twelve months. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies. See Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies for additional information.

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

The following discussion and analysis also should be read in conjunction with the disclosures in Item 1. "Business" under "Our Retail Business" and "Our Medici Business," as well as the risk factors described in Item 1A. "Risk Factors." Our ability to pursue some or all of the strategies described below, and the extent to which we would be able to pursue some or all of them, will depend on the resources we have available, and may require significantly more capital than we currently have. These costs have been and are expected to continue to be material. See Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Strategies for our Retail Business

Our Retail business initiatives enable our long-term focus on our three brand pillars, "Product Findability," "Smart Value," and "Easy Delivery and Support." Initiatives for the Retail business include:

•
Improve Mobile Experience - As more website visitors move to mobile, we are focusing on ensuring our mobile experience is fast, frictionless, and meets the unique needs of the mobile shopping journey. We believe an improved mobile experience improves product findability, conversion, search engine rankings, and organic traffic.

•
Overhaul Discounting and Pricing Experience - "Smart Value" is the heart of our value proposition. We believe clarifying our pricing and discounting experience allows customers to more confidently purchase at Overstock. Savvy shoppers expect a "smart deal," including saving through coupons, site sales, free shipping (over $45), Club O rewards and financing. We believe our net promoter score (NPS), repeat purchase rates and conversion will improve as we better optimize the mix of offers and clarify the pricing and discounting experience.

•
Real Time Performance and SKU Profitability - We are improving our ability to address site, assortment and pricing issues more quickly by enhancing our real-time visibility into site, category, and marketing channel performance. We believe this initiative allows us to reduce negative margin transactions, increase site issue resolution speed, and improve the overall customer experience.

•
Expand Partner Sponsored Marketing - We are accelerating the "Overstock Sponsored Product" program, a platform for our drop ship partners to promote their products to shoppers through a cost-per-click auction platform. In addition, we are implementing a marketing allowance program across all partners. We believe this allowance program will optimize the marketing promotion type mix and on-sale assortment to better meet the needs of customers.

Strategies for our Medici Business

Medici Ventures' primary business focus continues to be accelerating adoption of blockchain technology to democratize capital, eliminate middlemen, and re-humanize commerce. Medici Ventures accomplishes this by doing the following:

•
Enable existing keiretsu companies to extend runway to profitability - The companies in Medici Ventures' keiretsu continue to push products into production. Medici Ventures supports its keiretsu companies by offering a variety of services including development, design, public relations services, and assistance in raising capital from third parties to extend the companies' runway to profitability.

•
Educate the public and policy makers on blockchain technologies - Medici Ventures works to increase general knowledge of blockchain technology, use cases, and corresponding value through speaking opportunities, article publication, policy maker outreach, and other public relations work.

•
Opportunistically approach future partnerships - Medici Ventures continues to review and seek out tactical opportunities to partner with seed-stage and startup companies that effectively use blockchain technology. This includes looking for opportunities that can effectively use Medici Ventures' enterprise-level technology development and design talent.

Strategies for our tZERO Business

tZERO is a financial technology company pursuing initiatives to develop and commercialize the financial applications of blockchain technologies. tZERO's primary initiatives currently consist of the following:

•
tZERO Technology Stack - In furtherance of its mission to revolutionize capital markets with distributed ledger technology, tZERO developed a suite of technologies which enable the trading of digital securities, which are conventional uncertificated securities where the issuer arranges for a digital "courtesy carbon copy" of the transfer agent's share registry to be viewable on the blockchain and may also be referred to as "digitally-enhanced securities". We refer to this suite of technologies as the "tZERO Technology Stack." The Series A-1 Preferred stock and TZROP and the alternative trading system on which they trade each use the tZERO Technology Stack. tZERO intends to further develop, market and license the tZERO Technology Stack to issuers interested in raising capital from the issuance of digital securities and to regulated venues and other market participants that trade, or participate in trading venues for digital securities.

•
tZERO ATS, LLC - tZERO ATS, LLC, formerly known as PRO Securities, LLC, is a FINRA-registered broker-dealer that owns and operates the tZERO ATS and is a wholly-owned subsidiary of tZERO. The tZERO ATS is a closed system available only to broker-dealer subscribers. The tZERO ATS does not accept orders from non-broker-dealers, nor does it hold, own or sell securities. The tZERO ATS currently supports the trading of two digital securities, the Series A-1 Preferred stock and TZROP and, in the future, is expected to support digital securities from other issuers.

•
Boston Security Token Exchange - tZERO and BOX Digital have a joint venture, the Boston Security Token Exchange LLC or BSTX, that intends to operate a U.S. national securities exchange facility of BOX Exchange LLC and support trading in a type of digital security called a security token. tZERO is working to create the necessary technology, including leveraging the tZERO Technology Stack, and will manage the ongoing technology implementation, administration, maintenance and support. BOX Digital is providing executive leadership and regulatory expertise. The commencement of operations of BSTX remains subject to approvals by the SEC regarding the proposed trading rules for BSTX and other matters related to its operation.

•
tZERO Markets - tZERO formed a new wholly-owned subsidiary in May 2019, tZERO Markets, LLC. tZERO Markets is in process of seeking regulatory approvals from FINRA and the SEC which would allow it to provide certain brokerage, investment banking, placement agent and best-efforts underwriting services for traditional equities and digital securities. tZERO Markets intends to offer a website and mobile application that allow retail customers to conduct self-directed trading of conventional and digital securities, along with its other activities.

•
tZERO Crypto - Effective January 1, 2019, tZERO acquired 100% of the equity interest in tZERO Crypto, Inc., formerly Bitsy, Inc., a startup founded to create a regulatorily compliant bridge between cryptocurrency and fiat currency for retail customers. tZERO Crypto began limited operations in 2018 and tZERO expanded the cryptocurrency wallet's capabilities throughout 2019. tZERO Crypto now provides non-custodial cryptocurrency wallet and exchange services allowing customers the ability to store, purchase and sell certain cryptocurrencies through the tZERO Crypto mobile application.

•
SpeedRoute - SpeedRoute is a wholly-owned broker-dealer subsidiary of tZERO. SpeedRoute is an electronic, agency‑only FINRA-registered broker-dealer that provides connectivity for its customers to U.S. equity exchanges as well as off-exchange sources of liquidity such as dark pools. All of SpeedRoute's customers are registered broker-dealers. SpeedRoute does not hold, own or sell securities.

•
Digital Locate Receipts Software - tZERO has completed development of "digital locate receipt" software intended to help broker-dealer licensees with stock inventory load to manage and create a blockchain-based record of their inventory. The DLR Software is meant to allow broker-dealer licensees to assist short sellers of public securities in establishing that they have a record of compliance with regulatory requirements. At this point, tZERO has paused commercialization of the DLR Software as it focuses its resources on other blockchain initiatives but may resume its commercialization and expects the underlying technology retains valuable potential uses in tZERO's product ecosystem.

•	Verify Investor, LLC - tZERO's subsidiary, Verify Investor, LLC, provides an online accredited investor verification solution.

tZERO also continues to identify, evaluate and pursue various opportunities for strategic transactions to enhance the services and expertise it offers its customers as well as to refine its strategic operational focus. Subject to board approval, tZERO's management exercises substantial discretion in identifying appropriate strategic transactions and negotiating the terms of such transactions. Management's determinations are based on numerous financial, strategic and operational assumptions, and there can be no assurance that such assumptions will prove to be true. Moreover, such strategic transactions may fail to produce the benefits expected at the time tZERO enters into such transactions.

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

•	revenue recognition; and

•	accounting for the tZERO digital security offering.

Revenue recognition

We derive our revenue primarily from our retail business through our Website from merchandise sold at a point in time and shipped to customers. When we are the principal in a transaction and control the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis.

Revenue is recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer or the date a service is provided and is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as deferred revenue prior to delivery of products or services ordered.

As we ship high volumes of packages through multiple carriers, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times based on historical data. However, actual shipping times may differ from our estimates.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before taxes for the year ended December 31, 2019 (in thousands):

	Year Ended December 31, 2019
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Tax
2	$(8,167)	$(1,364)
1	$(1,977)	$(333)
As reported	As reported	As reported
(1)	$3,332	$506
(2)	$6,520	$1,031

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

Our Other revenue occurs primarily through our broker-dealer subsidiaries in our tZERO segment. We recognize revenue for our broker-dealer subsidiaries based on the gross amount of consideration that we expect to receive on securities transactions (commission revenue) on a trade date basis.

Accounting for the tZERO Digital Security offering

The Simple Agreements for Future Equity ("SAFEs") offered through tZERO's offering (the "TZROP offering") of its Preferred Equity Tokens, Series A ("TZROP") were accounted for as a prepaid contract to obtain equity interest in tZERO and were classified as a component of noncontrolling interest in our consolidated financial statements. The TZROP issued under the TZROP offering represent a form of preferred stock and are classified as a component of noncontrolling interest within our consolidated financial statements. For additional information, see Item 15 of Part IV, "Financial Statements"—Note 14. Stockholders' Equity.

For information about recent accounting pronouncements, see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies.

Comparison of Years Ended December 31, 2019 and 2018

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

Revenue decreased approximately 20% in 2019 compared to 2018. This decrease was primarily due to decreased product sales that resulted from a significant reduction in sales and marketing activities, which was part of our effort to return to retail profitability. In January 2018, we shifted our retail strategy to aggressively pursue revenue growth and new customers with a large increase in sales and marketing expenses. We discontinued this strategy in August 2018 and have returned to a more disciplined approach to marketing, but we continued to see revenue benefits from this strategy into the fourth quarter of 2018. In addition, we have seen our revenues negatively impacted due to increased tariffs on goods manufactured in China, search traffic taking longer than expected to translate into purchasing customers, waning consumer confidence decreasing conversion on high dollar purchases industry-wide, and other more general decreases in conversion.

Gross profit decreased approximately 17% in 2019 compared to 2018 primarily due to the decrease in net revenue in the retail business, partially offset by an increase in gross margin. Gross margin increased to 20.1% in 2019, compared to 19.4% in 2018, primarily due to a decrease in product costs resulting from a sales mix shift into home & garden products and a higher proportion of our revenue coming from marketplace sales, which we recognize on a net basis.

Sales and marketing expenses as a percentage of revenue decreased from 15.1% in 2018 to 9.8% in 2019 primarily due to our shift in retail marketing strategy, as described above. This included significantly reduced spending in the sponsored search, display ads on social media, television, and branding marketing channels. In addition, we had a $5.6 million decrease in marketing staff-related costs due to cost-saving and streamlining actions which began in 2018.

Technology expenses increased $3.2 million in 2019 compared to 2018 primarily due to a $4.7 million increase in technology staff-related costs, partially offset by a $794,000 decrease in depreciation and amortization expenses and a $251,000 decrease in technology licenses and maintenance costs.

General and administrative expenses decreased $26.4 million in 2019 compared to 2018 primarily due to an $11.3 million decrease in legal fees largely due to expenses we incurred in 2018 for our gift card escheatment case in Delaware and capital raising efforts, and a $10.3 million decrease in intangible asset impairments and asset disposal losses. In addition, we had a $2.9 million dollar decrease in travel expenses, a $2.8 million decrease in consulting expenses, and a $1.2 million decrease in depreciation and amortization expenses. These decreases were partially offset by a $2.8 million increase in corporate insurance costs.

Liquidity

Our consolidated cash and cash equivalents balance decreased from $141.5 million as of December 31, 2018 to $112.3 million as of December 31, 2019, a decrease of $29.2 million, primarily as the result of cash outflows from operating activities of $81.6 million and expenditures for fixed assets of $21.8 million for the year ended December 31, 2019, which was partially offset by cash inflows from the sale of common stock under our "at the market" sales agreement with JonesTrading of $83.0 million, net of offering costs (including commissions) during the year ended December 31, 2019.

We continue to seek opportunities for growth, in our retail business and through our Medici and tZERO blockchain and financial technology initiatives and through other means. As a result of these initiatives, we will continue to incur additional expenses and may purchase interests in, or make acquisitions of, other technologies or businesses. We anticipate that our initiatives may lead to increased consolidated losses in the foreseeable future, and to reduced liquidity.

Additional commentary related to Medici Ventures

The majority of Medici Ventures' business is its 80% interest in tZERO, which is described below. The remaining business activities of Medici Ventures are focused on developing and advancing blockchain technology. As a result of its business model of providing technical assistance to companies in which Medici Ventures owns an interest, as well as the early stage of development of the companies in which it owns interests, Medici Ventures has not yet generated material revenues. Medici Ventures intends to continue to acquire strategic equity interests in blockchain-related companies, with a focus on companies to which Medici Ventures believes it can provide technical or managerial assistance from time to time. For the year ended December 31, 2019, our pre-tax loss in our Medici Ventures business, excluding our loss in our tZERO business, was $28.8 million, and we expect to continue to incur significant losses in our Medici Ventures business during 2020.

Additional commentary related to tZERO

To date, tZERO has focused primarily on developing its blockchain businesses and exploring opportunities for novel financial applications of blockchain technology. tZERO does not yet have a stable customer base or backlog orders and has not yet generated any meaningful revenue from any commercially available applications of its blockchain initiatives. The businesses, products, and services that tZERO is pursuing or contemplating will require substantial additional funding, initially for technology development and regulatory compliance, as well as for working capital, marketing and sales, and other substantial costs of developing new products and businesses in emerging areas of technology. For the year ended December 31, 2019, our pre-tax loss in our tZERO business, excluding our loss in the non-tZERO portion of our Medici business, was $47.4 million, and we expect to continue to incur significant losses in our tZERO business during 2020.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
	(as a percentage of total revenue)
Revenue, net
Retail	98.3%	98.8%
Other	1.7	1.2
Total net revenue	100.0	100.0
Cost of goods sold
Retail	78.6	79.7
Other	1.3	0.9
Total cost of goods sold	79.9	80.6
Gross profit	20.1	19.4
Operating expenses:
Sales and marketing	9.8	15.1
Technology	9.3	7.3
General and administrative	9.5	9.0
Total operating expenses	28.6	31.4
Operating income (loss)	(8.5)	(12.0)
Interest income	0.1	0.1
Interest expense	—	(0.1)
Other income (expense), net	(0.9)	(0.2)
Income (loss) before income taxes	(9.3)	(12.2)
Provision (benefit) for income taxes	—	(0.1)
Consolidated net income (loss)	(9.3)%	(12.1)%

Our Annual Report on Form 10-K for the year ended December 31, 2018, filed March 15, 2019, includes a discussion and analysis of our year-over-year changes, financial condition, and results of operations for the years ended December 31, 2018 and 2017 in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Revenue

The following table reflects our net revenue for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018	$ Change	% Change
Revenue, net
Retail	$1,434,974	$1,800,187	$(365,213)	(20.3)%
Other	24,444	21,405	3,039	14.2%
Total revenue, net	$1,459,418	$1,821,592	$(362,174)	(19.9)%

The approximately 20% decrease in total net revenue for the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to decreased product sales that resulted from a significant reduction in sales and marketing activities, which was part of our effort to return to retail profitability. In January 2018, we shifted our retail strategy to aggressively pursue revenue growth and new customers with a large increase in sales and marketing expenses. We discontinued this strategy in August 2018 and have returned to a more disciplined approach to marketing, but we continued to see revenue benefits from this strategy into the fourth quarter of 2018. In addition, we have seen our revenues negatively impacted due to increased tariffs on goods manufactured in China, search traffic taking longer than expected to translate into purchasing customers, waning consumer confidence decreasing conversion on high dollar purchases industry-wide, and other more general decreases in conversion.

We continue to seek increased participation in our Club O loyalty program, including, in certain instances, by increasing Club O Rewards to our Club O members in lieu of coupons we offer to all customers. For additional information regarding our Club O loyalty program see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies, Club O loyalty program.

International sales were less than 3% of total net revenues for 2019 and 2018.

Gross profit and gross margin

Our overall gross margins fluctuate based on changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018	$ Change	% Change
Revenue, net
Retail	$1,434,974	$1,800,187	$(365,213)	(20.3)%
Other	24,444	21,405	3,039	14.2%
Total net revenue	1,459,418	1,821,592	(362,174)	(19.9)%
Cost of goods sold
Retail	1,147,025	1,452,195	(305,170)	(21.0)%
Other	19,300	15,489	3,811	24.6%
Total cost of goods sold	1,166,325	1,467,684	(301,359)	(20.5)%
Gross Profit
Retail	287,949	347,992	(60,043)	(17.3)%
Other	5,144	5,916	(772)	(13.0)%
Total gross profit	$293,093	$353,908	$(60,815)	(17.2)%

Gross margins for the past eight quarterly periods and years ending December 31, 2019 and 2018 were:

	Q1 2019	Q2 2019	Q3 2019	Q4 2019	FY 2019
Retail	19.9%	19.7%	20.0%	20.7%	20.1%
Other	22.3%	22.6%	20.6%	19.1%	21.0%
Combined	19.9%	19.8%	20.0%	20.6%	20.1%

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	FY 2018
Retail	21.0%	18.9%	19.5%	17.9%	19.3%
Other	27.2%	24.1%	33.1%	26.8%	27.6%
Combined	21.1%	19.0%	19.7%	18.0%	19.4%

Gross profit for the year ended December 31, 2019 decreased approximately 17% compared to the same period in 2018 primarily due to the decrease in net revenue in the retail business. Gross margin was 20.1% for the year ended December 31, 2019, compared to 19.4% for the same period in 2018. The increase in gross margin was primarily due to decreased product costs resulting from a sales mix shift into home & garden products and a higher proportion of our revenue coming from marketplace sales, which we recognize on a net basis.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Year ended December 31,
	2019		2018
Total revenue, net	$1,459,418	100%	$1,821,592	100%
Cost of goods sold
Product costs and other cost of goods sold	1,100,351	75.4%	1,390,750	76.3%
Fulfillment and related costs	65,974	4.5%	76,934	4.2%
Total cost of goods sold	1,166,325	79.9%	1,467,684	80.6%
Gross profit	$293,093	20.1%	$353,908	19.4%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the year ended December 31, 2019 as compared to 2018.

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

The following table reflects our sales and marketing expenses for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018	$ Change	% Change
Sales and marketing expenses	$143,120	$274,479	$(131,359)	(47.9)%
Sales and marketing expenses as a percent of net revenues	9.8%	15.1%

The 48% decrease in sales and marketing expenses for the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to our shift in retail marketing strategy, as described above. In addition, we had a $5.6 million decrease in marketing staff-related costs due to cost-saving and streamlining actions which began in 2018.

We are also experiencing an increasingly competitive digital marketing landscape. We have competitors who are spending significant amounts on advertising bidding up the cost of certain marketing channels, such as paid keywords, and expect this trend to continue. While we may not choose to match their levels of spending, this has increased our marketing costs in recent years.

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

The following table reflects our technology expenses for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018	$ Change	% Change
Technology expenses	$135,338	$132,154	$3,184	2.4%
Technology expenses as a percent of net revenues	9.3%	7.3%

The $3.2 million increase in technology costs for the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to a $4.7 million increase in technology staff-related costs, partially offset by a $794,000 decrease in depreciation and amortization expenses and a $251,000 decrease in technology licenses and maintenance costs.

General and administrative expenses

The following table reflects our general and administrative expenses for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018	$ Change	% Change
General and administrative expenses	$138,124	$164,481	$(26,357)	(16.0)%
General and administrative expenses as a percent of net revenues	9.5%	9.0%

The $26.4 million decrease in general and administrative expenses for the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to a $11.3 million decrease in legal fees largely due to expenses we incurred in 2018 for our gift card escheatment case in Delaware and capital raising efforts, and a $10.3 million decrease in intangible asset impairments and asset disposal losses. In addition, we had a $2.9 million decrease in travel expenses, a $2.8 million decrease in consulting expenses, and a $1.2 million decrease in depreciation and amortization expenses. These decreases were partially offset by a $2.8 million increase in corporate insurance costs.

We continue to seek opportunities for growth, in our retail business and through our Medici blockchain and financial technology initiatives and through other means. As a result of these initiatives, we will continue to incur additional expenses and may purchase interests in, or make acquisitions of, other technologies or businesses. We anticipate that our initiatives may lead to increased consolidated losses in the foreseeable future, and to reduced liquidity. Additionally, we may recognize additional impairment charges from our ownership interest in other entities.

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2019	2018
Cost of goods sold—retail	$687	$354
Technology	20,798	21,894
General and administrative	4,777	4,163
Total depreciation	$26,262	$26,411

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2019	2018
Technology	$3,726	$3,424
Sales and marketing	64	460
General and administrative	(458)	1,402
Total amortization	$3,332	$5,286

General and administrative amortization above was net of reversals due to adjustments to the purchase price allocation for Mac Warehouse. See Item 15 of Part IV, "Financial Statements"—Note 3. Business Combinations.

Stock-based compensation expense

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2019	2018
Cost of goods sold—retail	$212	$201
Sales and marketing	1,941	1,728
Technology	5,796	2,066
General and administrative	10,280	10,361
Total stock-based compensation	$18,229	$14,356

Non-operating income (expense)

Interest expense

Total interest expense decreased $1.1 million, from $1.5 million for the year ended December 31, 2018 to $342,000 for the year ended December 31, 2019. The decrease in interest expense is primarily due to paying off the loan on our headquarters building in May 2018.

Other expense, net

The $9.0 million increase in other expense, net for the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to a $10.5 million increase in non-cash losses on equity holdings and other assets.

Income taxes

Our effective tax rate for the years ended December 31, 2019 and 2018 was (0.1%) and 1.1%, respectively. Our effective tax rate is affected by recurring items such as research tax credits and non-recurring items such as changes in valuation allowances. It is also affected to a lesser extent by tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. Our low effective tax rate is primarily attributable to the valuation allowance we are maintaining on our net deferred tax assets.

We have indefinitely reinvested foreign earnings of $2.5 million at December 31, 2019. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

Liquidity and Capital Resources
Overview

We are proactively seeking opportunities to improve the efficiency of our operations. During the latter half of 2018 we began taking, and during 2019 took, significant steps to realize internal cost savings, including staff reductions in early 2019 and we continue to focus on process streamlining. We continue to seek opportunities for growth, in our retail business and through our Medici and tZERO blockchain and financial technology initiatives and through other means. See "Strategies for our Retail Business," "Strategies for our Medici Business" and "Strategies for our tZERO Business" above. We anticipate that our initiatives may lead to increased consolidated losses in the foreseeable future, and to reduced liquidity. Our ability to pursue some or all of these initiatives and the extent to which we would be able to pursue some or all of them, will depend on the resources we have available, and will require significantly more capital than we currently have. We continue to manage our costs carefully and seek to improve the efficiency of our operations, including through process improvement and added focus on machine learning automation. We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months.

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents. At December 31, 2019, we had cash and cash equivalents of $112.3 million. Our ability to access the liquidity of our subsidiaries may be limited by tax and legal considerations and other factors.

Cash flow information is as follows (in thousands):

	Year ended December 31,
	2019	2018
Cash provided by (used in):
Operating activities	$(81,612)	$(138,934)
Investing activities	(26,852)	(110,923)
Financing activities	80,548	189,001

We entered into a Capital on DemandTM Sales agreement dated August 9, 2018 (which was subsequently amended on March 15, 2019 and November 12, 2019) with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted "at the market" public offerings of our common stock. Under the sales agreement, JonesTrading, acting as our agent, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. As of December 31, 2019, we had $115 million remaining available under our "at the market" sales program. We have no obligation to sell additional shares under the sales agreement, but may do so from time to time. Under the amended agreement, we will pay JonesTrading up to a 3.0% sales commission on all sales. For the year ended December 31, 2019, we sold 7,590,498 shares of our common stock pursuant to the sales agreement and have received $85.8 million in proceeds, including $2.8 million of proceeds included in Accounts receivable, net on our consolidated balance sheet, net of $2.0 million of offering costs, including commissions paid to JonesTrading. For the year ended December 31, 2018, we sold 2,883,344 shares of our common stock pursuant to the sales agreement and received $94.6 million in proceeds, net of $2.6 million of offering costs, including commissions paid to JonesTrading.

In August 2018, Overstock signed a Token Purchase Agreement with GSR Capital Ltd., a Cayman Islands exempted company ("GSR"), and a term sheet contemplating a sale of Overstock common stock to GSR. Concurrently, tZERO signed a term sheet contemplating a sale of tZERO common stock to GSR.

The Token Purchase Agreement sets forth the terms on which GSR had agreed to purchase, for $30 million, on May 6, 2019 or such other date as agreed by the parties, security tokens at a price of $6.67 per security token. On May 8, 2019, the parties executed an Investment Agreement to replace the Token Purchase Agreement under which GSR agreed to purchase 508,710 shares of tZERO common stock, representing approximately 0.5% of the issued and outstanding common stock of tZERO. In exchange, GSR agreed to transfer to tZERO a total $5.0 million in consideration. On September 16, 2019, in recognition of GSR's remaining obligations under the Investment Agreement, tZERO and GSR entered into a Promissory Note under which GSR promised to pay the remaining consideration due to tZERO under the Investment Agreement in the form of U.S. dollars in multiple installments by December 6, 2019. As of December 31, 2019, GSR had provided $4.4 million U.S. dollars, which represents principal, interest, and late payment fees pursuant to the Investment Agreement and Promissory Note, and such amount is included in Accrued liabilities. Approximately $911,000 of principal and accrued interest remained unpaid as of December 31, 2019. tZERO entered into an agreement with GSR in March 2020 under which GSR made a further $100,000 partial payment on March 5, 2020, with the remaining balance due by March 31, 2020. Under the same agreement, in the event such remaining payment is not made, tZERO will be entitled to retain all amounts previously paid by GSR pursuant to, or in connection with, the Investment Agreement and the Promissory Note as non-exclusive damages, and, notwithstanding any provision of the Investment Agreement or the Promissory Note, tZERO will be relieved of any obligation to issue shares to GSR. Overstock and tZERO also reserve the right to pursue additional rights and remedies they may have.

The previously-announced GSR equity investments in Overstock and tZERO contemplated by the term sheets described above did not occur, and the previously-announced memorandum of understanding in which GSR and Makara Capital would co-lead an investment of up to $100 million in tZERO common stock did not close in April 2019 as initially expected. Following further discussions, GSR and Makara Capital informed tZERO in the third quarter of 2019 that they would not be pursuing an investment in tZERO pursuant to the memorandum of understanding or under the separate term sheets.

Subsequent to December 31, 2019, we entered into two loan agreements totaling $47.5 million with Loan Core Capital Funding Corporation LLC. For additional information, see Borrowings - below.

Cash flows from operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our fourth quarter seasonal sales, at December 31 of each year, our cash, cash equivalents and accounts payable balances normally reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash and cash equivalents balances from the year-end balance. The seasonality of our business normally causes payables and accruals to grow significantly in the fourth quarter, and then decrease in the first quarter when they are typically paid.

The $81.6 million of net cash used in operating activities during the year ended December 31, 2019 was primarily from a consolidated net loss of $134.7 million and cash used by operating assets and liabilities of $16.7 million, which were partially offset by certain non-cash items including depreciation and amortization expense, and non-cash operating lease costs of $37.7 million, stock-based compensation of $18.2 million, losses recognized on equity method securities of $7.7 million, and impairments recognized on equity securities of $7.1 million.

The $138.9 million of net cash used in operating activities during the year ended December 31, 2018 was primarily from a consolidated net loss of $217.6 million, partially offset by cash provided by operating assets and liabilities of $19.5 million, and certain non-cash items including depreciation and amortization expense of $31.7 million, stock-based compensation of $14.4 million, impairment on intangible assets of $6.0 million, losses recognized on equity method securities of $3.9 million, loss on disposal of business and other asset abandonments of $3.6 million, and impairment losses, net of realized gains, recognized on cryptocurrency holdings of $2.1 million.

Cash flows from investing activities

The $26.9 million of net cash used in investing activities during the year ended December 31, 2019 was primarily from expenditures for property and equipment of $21.8 million and purchases of equity securities of $12.6 million, partially offset by $7.3 million in proceeds from the sale of equity securities, $4.9 million of cash acquired through a business combination that was funded at the end of the fourth quarter of 2018 but closed in the first quarter of 2019, and $4.7 million disbursement of notes receivable.

The $110.9 million of net cash used in investing activities during the December 31, 2018 was primarily from purchases of equity securities and marketable securities of $48.7 million, expenditures for fixed assets of $28.7 million, acquisitions of businesses, net of cash acquired of $12.9 million, purchase of intangible assets of $9.6 million, deposits made in advance of acquisition of $8.0 million, and disbursements for loans made of $3.1 million.

Cash flows from financing activities

The $80.5 million provided by financing activities during the year ended December 31, 2019 resulted primarily from $83.0 million of net proceeds from sales of our common stock under the at the market offering and $4.9 million of proceeds from our short-term contract financing, partially offset by $3.1 million payment on long-term debt, $1.4 million of payments on our short-term contract financing, and $1.4 million of taxes withheld upon vesting of restricted stock.

The $189.0 million provided by financing activities during the year ended December 31, 2018 resulted primarily from $94.6 million of proceeds from sales of our common stock, $82.4 million of proceeds from the TZROP offering, $50.6 million of proceeds from sales and exercises of stock warrants, and $6.7 million of proceeds from sale of subsidiary shares, partially offset by $40.0 million of repayments on our PCL term loan and $4.6 million of taxes withheld upon vesting of restricted stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$35,552	$8,639	$11,382	$8,170	$7,361
Technology services	2,514	2,514	—	—	—
Total contractual cash obligations	$38,066	$11,153	$11,382	$8,170	$7,361

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations.

Technology services

From time to time we enter into long-term contractual agreements for technology services and finance leases for equipment included in such service agreements.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had a $5 million contractual off-balance sheet contingent obligation to provide additional funding in the future to our BSTX joint venture if and when, during the first 48 months after the establishment of the entity, the aggregate cash balance of BSTX's combined bank accounts fall below $2 million for any reason. Such obligation has not been accrued for nor included in the table above as the timing of the resolution of the contingency and payment of such obligation is not determinable as of the balance sheet date.

New loan agreements

Subsequent to December 31, 2019, we entered into two loan agreements totaling $47.5 million with Loan Core Capital Funding Corporation LLC, which are excluded from the table above. For additional information, see Borrowings - below.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of December 31, 2019, and 2018, tax contingencies were $1.5 million and $1.5 million, respectively, which are included in our reconciliation of unrecognized tax benefits (see Item 15 of Part IV, "Financial Statements"—Note 18. Income Taxes contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K). We expect the total amount of tax contingencies to decrease in the next 12 months. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Borrowings

High Bench Senior Credit Agreement

On June 25, 2018, we became party to a senior credit agreement, as amended, with High Bench-Mac Warehouse-Senior Debt, LLC (the "High Bench Loan"), in connection with our acquisition of Mac Warehouse, LLC. Under the amended agreement, at the time of the acquisition, the loan carried an annual interest rate of 11.0%. During July 2019, we repaid the entire outstanding balance of the High Bench Loan effectively terminating the agreement. For additional information, see Item 15 of Part IV, "Financial Statements"—Note 3. Business Combinations.

Letters of credit

At December 31, 2019 and 2018, letters of credit totaling $205,000 and $280,000, respectively, were issued on our behalf collateralized by compensating cash balances held at a bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

Commercial purchasing card agreement

We have a commercial purchasing card (the "Purchasing Card") agreement. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2019, $21,000 was outstanding and $979,000 was available under the Purchasing Card. At December 31, 2018, $48,000 was outstanding and $952,000 was available under the Purchasing Card.

Loan Core Capital Funding Corporation LLC loan agreements

In March 2020, we entered into two loan agreements with Loan Core Capital Funding Corporation LLC. The loan agreements provide a $34.5 million Senior Note and a $13.0 million Mezzanine Note. The loans carry an annual interest rate of 4.45%. The Senior Note is for a 10-year term and requires interest only payments, with the principal amount and any then unpaid interest due and payable at the end of the 10-year term. The Mezzanine Note is for approximately a 46-month term and requires principal and interest payments monthly over the life of the loan. Both loans are secured by our corporate headquarters and the related land. We incurred insignificant debt issuance costs with the new loan agreements.

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

Off-Balance Sheet Arrangements

Refer to Contractual Obligations and Commitments above for discussion regarding our off-balance sheet arrangement.

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

Our exposure to market risk for changes in interest rates relates primarily to our short-term equity securities and marketable securities and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. However, the fair values of our equity securities and marketable securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions.

At December 31, 2019, we had $112.3 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.1 million on our earnings or loss, or the cash flows of these instruments. This amount represents a decrease in the estimated impact of an increase or decrease in interest rates of one hundred basis points, from $1.4 million in 2018. At December 31, 2018, we had $141.5 million in cash and cash equivalents.

At December 31, 2019, letters of credit totaling $205,000 were outstanding under collateralized compensating cash balances held at our bank. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $2,000 on our earnings or loss if the letters of credit were fully drawn. This amount represents a decrease in the estimated impact of an increase or decrease in interest rates of one hundred basis points, from $3,000 in 2018, if the letters of credit were fully drawn. At December 31, 2018, letters of credit totaling $280,000 were outstanding under collateralized compensating cash balances held at our bank.

At December 31, 2019, we had cryptocurrency-denominated assets totaling $2.6 million. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $26,000 on our earnings or loss, or the recorded value of these instruments. This amount represents an increase in the estimated impact of an increase or decrease in the market value of one hundred basis points, from $24,000 in 2018. At December 31, 2018, we had cryptocurrency-denominated assets totaling $2.4 million. It is generally not our policy to hold material amounts of cryptocurrency because of volatility and market risk.

At December 31, 2019, our recorded value in equity securities and marketable securities in public and private companies was $52.4 million compared to $60.4 million at December 31, 2018. Our equity securities and marketable securities in publicly traded companies represent $11.1 million of our equity securities and marketable securities as of December 31, 2019, compared to $2.6 million at December 31, 2018, and are recorded at fair value, which is subject to market price volatility. We perform a qualitative assessment for our equity securities in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the security and, if the fair value is less than carrying value, we write down the security to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Overstock.com, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Overstock.com, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Change in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and related amendments.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers as of January 1, 2018 due to the adoption of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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

Salt Lake City, Utah
March 13, 2020

Overstock.com, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$112,266	$141,512
Restricted cash	2,632	1,302
Marketable securities at fair value	10,308	—
Accounts receivable, net	24,728	35,930
Notes receivable, current	3,111	359
Inventories, net	5,840	14,108
Prepaids and other current assets	18,478	22,056
Total current assets	177,363	215,267
Property and equipment, net	130,028	134,687
Intangible assets, net	11,756	13,370
Goodwill	27,120	22,895
Equity securities	42,043	60,427
Operating lease right-of-use assets	25,384	—
Other long-term assets, net	4,033	14,573
Total assets	$417,727	$461,219
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$75,416	$102,574
Accrued liabilities	88,197	87,858
Deferred revenue	41,821	50,578
Operating lease liabilities, current	6,603	—
Other current liabilities	3,962	476
Total current liabilities	215,999	241,486
Long-term debt, net	—	3,069
Operating lease liabilities, non-current	21,554	—
Other long-term liabilities	2,319	5,958
Total liabilities	239,872	250,513
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A, issued and outstanding - 0 and 127	—	—
Series A-1, issued and outstanding - 4,210 and 0 (including 4,085 shares declared as a stock dividend, not yet distributed)	—	—
Series B, issued and outstanding - 357 and 355	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 42,790 and 35,346
Outstanding shares - 39,464 and 32,146	4	3
Additional paid-in capital	764,845	657,981
Accumulated deficit	(580,390)	(458,897)
Accumulated other comprehensive loss	(568)	(584)
Treasury stock at cost - 3,326 and 3,200	(68,807)	(66,757)
Equity attributable to stockholders of Overstock.com, Inc.	115,084	131,746
Equity attributable to noncontrolling interests	62,771	78,960
Total stockholders' equity	177,855	210,706
Total liabilities and stockholders' equity	$417,727	$461,219

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue, net
Retail	$1,434,974	$1,800,187	$1,728,104
Other	24,444	21,405	16,652
Total net revenue	1,459,418	1,821,592	1,744,756
Cost of goods sold
Retail	1,147,025	1,452,195	1,392,558
Other	19,300	15,489	11,647
Total cost of goods sold	1,166,325	1,467,684	1,404,205
Gross profit	293,093	353,908	340,551
Operating expenses:
Sales and marketing	143,120	274,479	180,589
Technology	135,338	132,154	115,878
General and administrative	138,124	164,481	90,718
Total operating expenses	416,582	571,114	387,185
Operating loss	(123,489)	(217,206)	(46,634)
Interest income	1,797	2,208	659
Interest expense	(342)	(1,468)	(2,937)
Other income (expense), net	(12,501)	(3,488)	1,178
Loss before income taxes	(134,535)	(219,954)	(47,734)
Provision (benefit) from income taxes	185	(2,384)	64,188
Consolidated net loss	$(134,720)	$(217,570)	$(111,922)
Less: Net loss attributable to noncontrolling interests	(12,879)	(11,500)	(2,044)
Net loss attributable to stockholders of Overstock.com, Inc.	$(121,841)	$(206,070)	$(109,878)
Net loss per common share—basic:
Net loss attributable to common shares—basic:	$(3.46)	$(6.83)	$(4.28)
Weighted average common shares outstanding—basic	34,865	29,976	25,044
Net loss per common share—diluted:
Net loss attributable to common shares—diluted:	$(3.46)	$(6.83)	$(4.28)
Weighted average common shares outstanding—diluted	34,865	29,976	25,044

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Consolidated net loss	$(134,720)	$(217,570)	$(111,922)
Other comprehensive income:
Unrealized gain on cash flow hedges, net of benefit (expense) for taxes of $0, $0 and $(689)	16	15	941
Other comprehensive income	16	15	941
Comprehensive loss	$(134,704)	$(217,555)	$(110,981)
Less: Comprehensive loss attributable to noncontrolling interests	(12,879)	(11,500)	(2,044)
Comprehensive loss attributable to stockholders of Overstock.com, Inc.	$(121,825)	$(206,055)	$(108,937)

See accompanying notes to consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of year	35,346	30,632	27,895
Common stock issued upon vesting of restricted stock	270	234	212
Common stock issued for asset purchase	—	147	—
Exercise of stock options	—	—	39
Exercise of stock warrants	—	1,250	2,472
Common stock sold through ATM offering	7,174	2,883	—
Other	—	200	14
Balance at end of year	42,790	35,346	30,632
Number of treasury stock shares
Balance at beginning of year	3,200	3,135	2,463
Tax withholding upon vesting of restricted stock	79	65	68
Purchases of treasury stock	—	—	604
Common stock repurchased through business combination	47	—	—
Balance at end of year	3,326	3,200	3,135
Total number of outstanding shares	39,464	32,146	27,497
Common stock
Balance at beginning of year	$3	$3	$3
Common stock sold through ATM offering	1	—	—
Balance at end of year	$4	$3	$3
Number of Series A preferred shares issued and outstanding
Balance at beginning of year	127	127	127
Exchange of shares to Series A-1	(125)	—	—
Conversion of shares to Series B	(2)	—	—
Balance at end of year	—	127	127
Number of Series A-1 preferred shares issued and outstanding
Balance at beginning of year	—	—	—
Exchange of shares from Series A	125	—	—
Dividend declared, not yet distributed	4,085	—	—
Balance at end of year	4,210	—	—
Number of Series B preferred shares issued and outstanding
Balance at beginning of year	355	555	569
Conversion of shares from Series A	2	—	—
Other	—	(200)	(14)
Balance at end of year	357	355	555
Preferred stock	$—	$—	$—

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Additional paid-in capital
Balance at beginning of year	$657,981	$494,732	$383,348
Stock-based compensation to employees and directors	18,229	10,316	4,077
Common stock issued for asset purchase	—	4,430	—
Exercise of stock options	—	—	664
Issuance and exercise of stock warrants	—	50,588	106,462
Common stock sold through ATM offering, net	85,801	94,554	—
Other	2,834	3,361	181
Balance at end of year	$764,845	$657,981	$494,732
Accumulated deficit
Balance at beginning of year	$(458,897)	$(254,692)	$(153,898)
Cumulative effect of change in accounting principle	—	5,040	9,374
Net loss attributable to stockholders of Overstock.com, Inc.	(121,841)	(206,070)	(109,878)
Declaration and payment of preferred dividends	(77)	(77)	(109)
Other	425	(3,098)	(181)
Balance at end of year	$(580,390)	$(458,897)	$(254,692)
Accumulated other comprehensive loss
Balance at beginning of year	$(584)	$(599)	$(1,540)
Net other comprehensive income	16	15	941
Balance at end of year	$(568)	$(584)	$(599)
Treasury stock
Balance at beginning of year	$(66,757)	$(63,816)	$(52,587)
Tax withholding upon vesting of restricted stock	(1,407)	(2,941)	(1,229)
Common stock repurchased through business combination	(643)	—	—
Purchases of treasury stock	—	—	(10,000)
Balance at end of year	(68,807)	(66,757)	(63,816)
Total equity attributable to stockholders of Overstock.com, Inc.	$115,084	$131,746	$175,628

Equity attributable to noncontrolling interests
Balance at beginning of year	$78,960	$(3,505)	$(2,366)
Proceeds from security token offering, net	—	82,354	905
Stock-based compensation to employees and directors	—	4,040	—
Tax withholding upon vesting of restricted stock	—	(1,681)	—
Paid in capital for noncontrolling interest	—	5,932	—
Fair value of noncontrolling interest at acquisition	—	4,468	—
Net loss attributable to noncontrolling interests	(12,879)	(11,500)	(2,044)
Other	(3,310)	(1,148)	—
Total equity attributable to noncontrolling interests	$62,771	$78,960	$(3,505)

Total stockholders' equity	$177,855	$210,706	$172,123

See accompanying notes to consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Consolidated net loss	$(134,720)	$(217,570)	$(111,922)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation of property and equipment	26,262	26,411	28,848
Amortization of intangible assets	4,769	5,286	3,999
Non-cash operating lease cost	6,676	—	—
Stock-based compensation to employees and directors	18,229	14,356	4,077
Deferred income taxes, net	(69)	(2,386)	65,199
Gain on investment in precious metals	—	—	(1,971)
Gain on sale of cryptocurrencies	(569)	(8,370)	(1,995)
Impairment of cryptocurrencies	334	10,463	—
Impairment of equity securities	7,090	536	5,487
Losses on equity method securities	7,734	3,869	508
Loss on disposal of business and other asset abandonments	—	3,565	—
Impairments on intangible assets	1,406	6,000	—
Other non-cash adjustments	(2,037)	(583)	2,832
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	13,385	(5,558)	(1,938)
Inventories, net	8,268	628	5,234
Prepaids and other current assets	5,956	(3,622)	(2,799)
Other long-term assets, net	(660)	(2,870)	(2,307)
Accounts payable	(27,158)	16,499	(20,995)
Accrued liabilities	(281)	5,661	(12,311)
Deferred revenue	(8,757)	9,150	4,688
Operating lease liabilities	(8,013)	—	—
Other long-term liabilities	543	(399)	145
Net cash used in operating activities	(81,612)	(138,934)	(35,221)
Cash flows from investing activities:
Proceeds from sale of precious metals	—	—	11,917
Purchase of intangible assets	—	(9,597)	(423)
Purchase of equity securities	(12,641)	(48,731)	(5,188)
Proceeds from sale of equity securities and marketable securities	7,339	—	—
Disbursement for notes receivable	(4,715)	(3,059)	(750)
Acquisitions of businesses, net of cash acquired	4,886	(12,912)	—
Deposit on purchase of a business	—	(8,000)	—
Expenditures for property and equipment	(21,774)	(28,680)	(23,586)
Other investing activities, net	53	56	70
Net cash used in investing activities	(26,852)	(110,923)	(17,960)

Continued on the following page
	Year ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Payments on finance obligations	—	—	(15,316)
Payments on interest swap	—	—	(1,535)
Payment on long-term debt	(3,141)	(40,000)	(45,766)
Proceeds under short-term contract financing	4,858	—	—
Payments under short-term contract financing	(1,353)	—	—
Proceeds from long-term debt	—	—	40,000
Payments of preferred dividends	(77)	(77)	(109)
Proceeds from issuance and exercise of stock warrants	—	50,588	106,462
Proceeds from exercise of stock options	—	—	664
Proceeds from security token offering, net of offering costs and withdrawals	—	82,354	905
Proceeds from sale of common stock, net of offering costs	82,954	94,554	—
Paid in capital for noncontrolling interest	—	6,700	—
Purchase of treasury stock	—	—	(10,000)
Payments of taxes withheld upon vesting of restricted stock	(1,407)	(4,622)	(1,229)
Payment of debt issuance costs	—	—	(670)
Other financing activities, net	(1,286)	(496)	(83)
Net cash provided by financing activities	80,548	189,001	73,323
Net increase (decrease) in cash and cash equivalents	(27,916)	(60,856)	20,142
Cash, cash equivalents and restricted cash, beginning of year	142,814	203,670	183,528
Cash, cash equivalents and restricted cash, end of year	$114,898	$142,814	$203,670

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$264	$1,319	$2,940
Income taxes paid (refunded), net	(1,259)	(726)	487
Non-cash investing and financing activities:
Property and equipment financed through accounts payable and accrued liabilities	$350	$139	$989
Equipment acquired under capital lease obligations	—	—	1,421
Proceeds from sale of common stock included in accounts receivable	2,848	—	—
Acquisition of assets through stock issuance	—	4,430	—
Change in fair value of cash flow hedge	—	—	(1,738)
Common stock repurchased through business combination	643	—	—
Receivables converted to equity securities	2,887	200	1,368
Deposit applied to business combination purchase price	7,347	—	—
Equity method security applied to business combination purchase price	3,800	—	—
Recognition of right-of-use assets upon adoption of ASC 842	30,968	—	—

 See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

Business and organization

As used herein, "Overstock," "Overstock.com," "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise. We were formed on May 5, 1997 as D2-Discounts Direct, a limited liability company ("LLC"). On December 30, 1998, we were reorganized as a C Corporation in the State of Utah and reincorporated in Delaware in May 2002. On October 25, 1999, we changed our name to Overstock.com, Inc.

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

2. ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and subsidiaries for which we exercise control. All intercompany account balances and transactions have been eliminated in consolidation. Included in our consolidated financial statements are the financial results of Bitsy, Inc. from the acquisition date of January 1, 2019, Verify Investor, LLC from the date of acquisition on February 12, 2018, and Mac Warehouse, LLC from the date of acquisition on June 25, 2018.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, Club O and gift card breakage, sales returns, vendor incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, intangible asset valuation, equity security valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities, and contingencies. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results could differ materially from these estimates.

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $2.8 million and $3.1 million at December 31, 2019 and 2018, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of December 31, 2019 and 2018, as indicated (in thousands):

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market mutual funds	$2,799	$2,799	$—	$—
Investment in equity securities, at fair value	823	823	—	—
Investment in marketable securities, at fair value	10,308	10,308	—	—
Trading securities held in a "rabbi trust" (1)	116	116	—	—
Total assets	$14,046	$14,046	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$116	$116	$—	$—
Total liabilities	$116	$116	$—	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market mutual funds	$3,135	$3,135	$—	$—
Investment in equity securities, at fair value	2,636	2,636	—	—
Trading securities held in a "rabbi trust" (1)	84	84	—	—
Total assets	$5,855	$5,855	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	85	85	—	—
Total liabilities	$85	$85	$—	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Accounts receivable, net

Accounts receivable consist primarily of carrier rebates, trade amounts due from customers in the United States, and uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We maintain an allowance for doubtful accounts receivable based upon our business customers' financial condition and payment history, and our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.5 million and $2.1 million at December 31, 2019 and 2018, respectively.

Concentration of credit risk

At December 31, 2019 and 2018, one bank held the majority of our cash and cash equivalents. Our cash equivalents primarily consist of money market securities which are uninsured. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Cryptocurrencies

We hold cryptocurrency-denominated assets ("cryptocurrencies") such as bitcoin and we include them in Prepaids and other current assets in our consolidated balance sheets. Our cryptocurrencies were $2.6 million and $2.4 million at December 31, 2019 and 2018, respectively, and are recorded at cost less impairment.

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

Impairments on cryptocurrencies were $334,000, $10.5 million, and $0 during the years ended December 31, 2019, 2018 and 2017, respectively.

Gains and losses realized upon sale of cryptocurrencies are also recorded in General and administrative expense in our consolidated statements of operations. We occasionally use our cryptocurrencies to purchase other cryptocurrencies. Gains and losses realized with these non-cash transactions are also recorded in General and administrative expense in our consolidated statements of operations. These non-cash transactions as well as gains (losses) from cryptocurrencies received through tZERO's offering of tZERO's Preferred Equity Tokens, Series A ("TZROP") are also presented as an adjustment to reconcile Consolidated net loss to Net cash used in operating activities in our consolidated statements of cash flows. Further, the proceeds from the sale of cryptocurrencies received through tZERO's offering of TZROP are presented as a financing activity in our consolidated statements of cash flows due to its near immediate conversion into cash and its economic similarity to the receipt of cash proceeds under tZERO's offering of TZROP. Realized gains on sale of cryptocurrencies were $569,000, $8.4 million, and $0 during the years ended December 31, 2019, 2018, and 2017, respectively.

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

During the years ended December 31, 2019, 2018, and 2017, we capitalized $13.0 million, $19.3 million, and $9.6 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Depreciation of internal-use software and website development for the years ended December 31, 2019, 2018, and 2017 was $12.9 million, $13.8 million, and $15.9 million, respectively.

Depreciation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Cost of goods sold—retail	$687	$354	$307
Technology	20,798	21,894	24,604
General and administrative	4,777	4,163	3,937
Total depreciation	$26,262	$26,411	$28,848

Upon sale or retirement of assets, cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in our consolidated statements of operations.

Equity securities and marketable securities under ASC 321

At December 31, 2019, we held minority interests (less than 20%) in certain public and privately held entities, accounted for under ASC Topic 321, Investments—Equity Securities ("ASC 321"), which are included in Equity securities and Marketable securities in our consolidated balance sheets. We measure our ASC 321 equity securities and marketable securities at fair value, unless there is no readily determinable fair value for the underlying security. Where there is no readily determinable fair value, we have elected the measurement alternative described in ASC 321 and below. Dividends received are reported in earnings if and when received. We review our securities individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the security is less than its carrying value. If such events or circumstances have occurred, we estimate the fair value of the security and recognize an impairment loss equal to the difference between the fair value of the security and its carrying value which is recorded in Other income (expense), net in our consolidated statements of operations. In such cases, the estimated fair value of the security is determined using unobservable inputs including assumptions by the investee's management including quantitative information such as lower valuations in recently completed or proposed financings. These inputs are classified as Level 3. Because several of these private companies are in the early startup or development stages, these entities are subject to potential changes in cash flows, valuation, as well as inability to raise additional capital which may be necessary for the liquidity needed to support their operations.

Certain of our equity securities lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The carrying amount of our equity securities without readily determinable fair values was approximately $3.9 million and $17.7 million at December 31, 2019 and 2018, respectively. Cumulative downward adjustments for price changes and impairments for our equity securities without readily determinable fair values held at December 31, 2019 were $6.2 million, and the cumulative upward adjustments for price changes to equity securities were $958,000 as of December 31, 2019. The impairments and downward adjustments for the period related to equity securities without readily determinable fair values at December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Impairments and downward adjustments of equity securities without readily determinable fair values	$(5,708)	$(536)	$(5,487)
Upward adjustments of equity securities without readily determinable fair values	$—	$958	$—

Certain of these equity securities and our marketable securities, which had a carrying value of $11.1 million at December 31, 2019 and $2.6 million at December 31, 2018, respectively, are carried at fair value based on Level 1 inputs. See Fair value of financial instruments above. The portion of unrealized gains and losses for the period related to equity securities with readily determinable fair value still held at December 31, 2019, 2018 and 2017 is as calculated as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Net gains recognized during the period on equity securities and marketable securities	$3,336	$136	$—
Less: Net gains recognized during the period on equity securities and marketable securities sold	848	—	—
Unrealized gains recognized during the reporting period on equity securities and marketable securities still held at the reporting period	$2,488	$136	$—

Equity securities accounted for under the equity method under ASC 323

At December 31, 2019, we held minority interests in privately held entities, accounted for under the equity method under ASC Topic 323, Investments—Equity Method and Joint Ventures ("ASC 323"), which are included in Equity securities in our consolidated balance sheets. We can exercise significant influence, but not control, over these entities through either holding more than a 20% voting interest in the entity or through our representation on the entity's board of directors. For certain of these entities, we provide developer services. For the years ended December 31, 2019, 2018 and 2017 we recognized $2.7 million, $2.4 million and $159,000 of developer service revenue, respectively, in Other revenue on our consolidated statements of operations.

The following table includes our equity securities accounted for under the equity method and related ownership interest as of December 31, 2019:

Ownership interest
Bitt Inc.	21%
Boston Security Token Exchange LLC	50%
Chainstone Labs, Inc.	29%
FinClusive Capital, Inc.	10%
GrainChain, Inc.	18%
Minds, Inc.	24%
PeerNova, Inc.	11%
SettleMint NV	29%
Spera, Inc.	19%
VinX Network Ltd.	29%
Voatz, Inc.	20%

Based on the nature of our ownership interests and the extent of our contributed capital, we have variable interests in certain of these entities. However, we have insufficient voting rights or other means to influence the investee such that we do not have power to direct the investee's activities that most significantly impact the economic performance of each entity. Further, we are not the investee's primary beneficiary and we therefore do not consolidate the investee in our financial statements. Our investments, plus any loans, off-balance sheet commitments, and other subordinated financial support related to these variable interest entities totaled $24.2 million and $25.9 million as of December 31, 2019 and 2018, respectively, representing our maximum exposures to loss.

The carrying amount of our equity method securities was approximately $37.3 million and $40.1 million at December 31, 2019 and 2018, respectively. The carrying value of our equity method securities exceeded the amount of the underlying equity in net assets of our equity method securities and the difference was primarily related to goodwill and the fair value of intangible assets. The basis difference attributable to amortizable intangible assets is amortized over their estimated useful lives. We record our proportionate share of the net income or loss from our equity method securities and the amortization of the basis difference related to intangible assets in Other income (expense), net in our consolidated statements of operations with corresponding adjustments to the carrying value of the asset. We review our securities individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the security is less than its carrying value. If such events or circumstances have occurred, we estimate the fair value of the security and recognize an impairment loss equal to the difference between the fair value of the security and its carrying value which is recorded in Other income (expense), net in our consolidated statements of operations.

The following table summarizes the net losses recognized on equity method securities recorded in Other income (expense), net in our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year ended December 31,
	2019	2018	2017
Net loss recognized on our proportionate share of the net losses of our equity method securities and amortization of the basis difference	$7,734	$3,869	$508
Impairments on equity method securities	1,382	—	—
Net loss recognized during the period on equity method securities sold	524	—	—

Noncontrolling interests

Our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), conducts its primary business through its majority-owned subsidiaries, tZERO Group, Inc. ("tZERO"), formerly tØ.com, Inc., which includes a financial technology company, two related registered broker-dealers, an accredited investor verification company, and certain strategic interests in other entities which support or align with tZERO's objectives and strategies, and Medici Land Governance Inc. ("MLG"). Medici Ventures, tZERO, MLG, and their respective consolidated subsidiaries are included in our consolidated financial statements. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations (See Note 3. Business Combinations). Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. There were no impairments to goodwill recorded during the years ended December 31, 2019, 2018 and 2017.

The following table provides information about changes in the carrying amount of goodwill for the periods presented (in thousands):

Amount
Balances as of December 31, 2017 (1)	$14,698
Goodwill acquired during year	8,197
Balances as of December 31, 2018 (2)	22,895
Goodwill acquired during year	1,685
Purchase price adjustment	2,540
Balances as of December 31, 2019 (3)	$27,120
___________________________________________
(1), (2), (3) — Goodwill is net of accumulated impairment loss and other adjustments of $3.3 million.

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

Intangible assets, net consist of the following (in thousands):

	December 31,
	2019	2018
Intangible assets subject to amortization, gross (1)	$30,284	$29,099
Less: accumulated amortization of intangible assets subject to amortization	(18,528)	(15,729)
Total intangible assets, net	$11,756	$13,370
 ___________________________________________
(1)  — At December 31, 2019, the weighted average remaining useful life for intangible assets subject to amortization was 5.55 years.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories in our consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Technology	$3,726	$3,424	$3,620
Sales and marketing	64	460	83
General and administrative	(458)	1,402	296
Total amortization	$3,332	$5,286	$3,999

General and administrative amortization above was net of reversals due to adjustments to the purchase price allocation for Mac Warehouse, as further described in Note 3. Business Combinations.

Estimated amortization expense for the next five years is: $3.7 million in 2020, $3.3 million in 2021, $2.1 million in 2022, $1.6 million in 2023, $804,000 in 2024 and $323,000 thereafter.

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

For the year ended December 31, 2019, we realized a $1.4 million impairment loss included in General and administrative expense in our consolidated statements of operations related to certain patents held by our Medici Ventures segment. The estimated fair value of the patents were determined based on Level 3 inputs, which were unobservable (see the Fair value of financial instruments section above), including market participant assumptions for similar assets in an inactive market. For the year ended December 31, 2018, we realized a $6.0 million loss included in General and administrative expense in our consolidated statements of operations related to certain patents held by our Medici Ventures segment. The estimated fair value of the patents were determined based on Level 3 inputs, which were unobservable (see the Fair value of financial instruments section above), including market participant assumptions for similar assets in an inactive market. In conjunction with our annual assessment, we concluded the remaining useful life of these licenses were zero based on current contractual arrangements. There were no impairments to long-lived assets recorded during the year ended December 31, 2017.

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

Revenue is recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer or the date a service is provided and is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as deferred revenue prior to delivery of products or services ordered. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the fulfillment source (either our warehouses, those warehouses we control, or those of our partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates.

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

Our Other revenue occurs primarily through our broker-dealer subsidiaries in our tZERO segment. We evaluate the revenue recognition criteria above for our broker-dealer subsidiaries and we recognize revenue based on the gross amount of consideration that we expect to receive on securities transactions (commission revenue) on a trade date basis.

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

We record the standalone value of reward dollars earned in deferred revenue at the time the reward dollars are earned. Club O Reward dollars expire 90 days after the customer's Club O membership expires. We recognize estimated reward dollar breakage, to which we expect to be entitled, over the expected redemption period in proportion to actual redemptions by customers. Upon adoption of Topic 606, Revenue from Contracts with Customers, on January 1, 2018, we began classifying the breakage income related to Club O Reward dollars and gift cards as a component of Retail revenue in our consolidated statements of operations rather than as a component of Other income (expense), net. Breakage included in revenue was $4.2 million and $5.6 million for the years ended December 31, 2019 and 2018, respectively. In 2018 we also recognized a cumulative adjustment that reduced Accumulated deficit by approximately $5.0 million upon adoption related to the unredeemed portion of our gift cards and loyalty program rewards.

Our total deferred revenue related to the outstanding Club O Reward dollars was $6.7 million and $6.9 million at December 31, 2019 and December 31, 2018, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Advertising Revenue

Advertising revenues are derived primarily from sponsored links and display advertisements that are placed on our Website, distributed via email, or sent out as direct mailers. Advertising revenue is recognized in Retail revenue when the advertising services are rendered. Advertising revenues were less than 2% of total net revenues for all periods presented.

Revenue Disaggregation

Disaggregation of revenue by major product line is included in Segment Information in Note 21. Business Segments.

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

Amount
Deferred revenue at December 31, 2017	$46,468
Increase due to deferral of revenue at period end	43,216
Decrease due to beginning contract liabilities recognized as revenue	(39,106)
Deferred revenue at December 31, 2018	50,578
Increase due to deferral of revenue at period end	36,622
Decrease due to beginning contract liabilities recognized as revenue	(45,379)
Deferred revenue at December 31, 2019	$41,821

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

The following table provides additions to and deduction from the sales returns allowance (in thousands):

Amount
Allowance for returns at December 31, 2016	$18,176
Additions to the allowance	169,398
Deductions from the allowance	(170,183)
Allowance for returns at December 31, 2017	17,391
Additions to the allowance	174,864
Deductions from the allowance	(176,994)
Allowance for returns at December 31, 2018	15,261
Additions to the allowance	117,040
Deductions from the allowance	(121,194)
Allowance for returns at December 31, 2019	$11,107

Cost of goods sold

Our Retail cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs, and credit card fees, and is recorded in the same period in which related revenues have been recorded. Our Other cost of goods sold primarily consists of exchange fees, clearing agent fees, and other exchange fees from our broker-dealer subsidiaries in our tZERO segment. These fees are primarily for executing, processing, and settling trades on exchanges and other venues. These fees fluctuate based on changes in trade and share volumes, rate of clearance fees charged by clearing brokers, and exchanges (in thousands, except for percentages).

	Year ended December 31,
	2019		2018		2017
Total revenue, net	$1,459,418	100%	$1,821,592	100%	$1,744,756	100%
Cost of goods sold
Product costs and other cost of goods sold	1,100,351	75%	1,390,750	76%	1,328,749	76%
Fulfillment and related costs	65,974	5%	76,934	4%	75,456	4%
Total cost of goods sold	1,166,325	80%	1,467,684	81%	1,404,205	80%
Gross profit	$293,093	20%	$353,908	19%	$340,551	20%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to our Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in Sales and marketing expenses and totaled $124.3 million, $249.7 million and $164.6 million during the years ended December 31, 2019, 2018 and 2017, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $138,000 and $961,000 at December 31, 2019 and 2018, respectively.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards at the greater of a straight-line basis or on an accelerated schedule when vesting of the share-based awards exceeds a straight-line basis. When an award is forfeited prior to the vesting date, we recognize an adjustment for the previously recognized expense in the period of the forfeiture. See Note 15. Stock-Based Awards.

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount, or range of amounts, can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred (see Note 12. Commitments and Contingencies).

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

Net loss per share

Our Blockchain Voting Series A Preferred Stock, par value $0.0001 per share (the "Series A Preferred"), Digital Voting Series A-1 Preferred stock, par value $0.0001 per share (the "Series A-1 Preferred"), and our Voting Series B Preferred stock, par value $0.0001 per share (the "Series B Preferred" together with the Series A Preferred stock and the Series A-1 Preferred stock, collectively, the "Preferred Shares") are considered participating securities, and as a result, net loss per share is calculated using the two-class method. Under this method, we give effect to preferred dividends and then allocate remaining net loss attributable to our stockholders to both common shares and participating securities (based on the percentages outstanding) in determining net loss per common share.

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

On July 30, 2019, we announced that our Board of Directors had declared a dividend (the "Dividend") payable in shares of our Series A-1 Preferred stock. The Dividend is payable at a ratio of 1:10, meaning that one share of Series A-1 Preferred stock will be issued for every ten shares of common stock, Series A-1 Preferred stock or Series B Preferred stock held by all holders of such shares as of the record date for the Dividend. As of December 31, 2019, the Dividend had not been distributed.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31,
	2019	2018	2017
Net loss attributable to stockholders of Overstock.com, Inc.	$(121,841)	$(206,070)	$(109,878)
Less: Preferred stock converted to common stock	—	3,098	—
Less: Preferred stock (TZROP) repurchase (gain)/loss	(425)	—	—
Less: Preferred stock dividends—declared and accumulated	894	77	216
Undistributed loss	(122,310)	(209,245)	(110,094)
Less: Undistributed loss allocated to participating securities	(1,665)	(4,368)	(2,960)
Net loss attributable to common shares	$(120,645)	$(204,877)	$(107,134)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(3.46)	$(6.83)	$(4.28)
Weighted average common shares outstanding—basic	34,865	29,976	25,044
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—
Weighted average common shares outstanding—diluted	34,865	29,976	25,044
Net loss attributable to common shares—diluted	$(3.46)	$(6.83)	$(4.28)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2019	2018	2017
Restricted stock units	1,051	543	226
Common shares issuable under stock warrant	—	21	78

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

We adopted the new standard on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and thus used the effective date as our date of initial application. Consequently, financial information has not been updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. Upon adoption we recognized cumulative opening lease liabilities of approximately $35.1 million and operating right-of-use assets of approximately $31.0 million which were reflected as non-cash items in the consolidated statements of cash flows. The difference of $4.2 million represented deferred rent for leases that existed as of the date of adoption, which was an offset to the opening balance of right-of-use assets.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting; which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. We adopted the changes under the new standard on January 1, 2019 on a prospective basis. The implementation of ASU 2018-07 did not have a material impact on our consolidated financial statements and related disclosures.

Recently issued accounting standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For public entities, ASU 2016-13 is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company has completed its analysis of the impact of this guidance and the adoption of this standard will not have a material impact on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes ("Topic 740")—Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. For public entities, ASU 2019-12 is required to be adopted for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this ASU on our consolidated financial statements and related disclosures.

3. BUSINESS COMBINATIONS

tZERO Crypto, Inc.

Through a series of transactions in 2018, Medici Ventures acquired a 33% equity interest in tZERO Crypto, Inc. ("tZERO Crypto"), formerly Bitsy, Inc., a U.S.-based startup that built a regulatory-compliant bridge between traditional fiat currencies and cryptocurrencies, allowing customers the ability to store, purchase and sell cryptocurrencies. tZERO Crypto was founded by Steve Hopkins, tZERO's former president and Medici Ventures' former chief operating officer and general counsel, who held a significant equity interest in tZERO Crypto. On December 21, 2018, tZERO entered into a stock purchase agreement with the owners of tZERO Crypto to acquire the remaining 67% equity interest for $8.0 million with effective control of tZERO Crypto transferring to tZERO effective January 1, 2019. In connection with the December 2018 stock purchase agreement, Medici Ventures transferred its 33% equity interest in tZERO Crypto to tZERO for a $4.0 million convertible promissory note due December 31, 2020 and an assignment of certain intellectual property to Medici Ventures.

tZERO has expanded the wallet's capabilities and launched it as the tZERO Crypto wallet and exchange service. tZERO plans to offer these services as part of a suite of products that includes a digital wallet and exchange service between traditional fiat currencies and cryptocurrencies.

We estimated the fair value of the acquired assets based on Level 3 inputs, which were unobservable (see Note 2. Accounting Policies, Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, and assumptions about the relative competitive environment. As of March 31, 2019, our determination and allocation of the purchase price to net tangible and intangible assets was based upon preliminary estimates. During the quarter ended June 30, 2019, we received the final valuation information and completed our determination and allocation of the purchase price and recognized adjustments to the provisional values as of June 30, 2019, which decreased Intangible assets by $650,000, increased Deferred tax liabilities by $943,000 and resulted in a corresponding increase to Goodwill of $1.7 million. We recognized an impairment of $1.3 million as a result of remeasuring to fair value our 33% equity interest in tZERO Crypto held before the business combination which was based on Level 3 inputs (see Note 2. Accounting Policies, Fair value of financial instruments). The impairment is included in Other income (expense), net in our consolidated statement of operations for the year ended December 31, 2019.

The fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$3,115
Fair value of equity interest in tZERO Crypto held before business combination	3,800
Less: Fair value of Overstock.com common stock held by tZERO Crypto at acquisition date	(643)
Less: Settlement of receivable due from tZERO at acquisition date	(10)
Total transaction consideration, net of cash acquired	$6,262

Allocation
Prepaids and other current assets	$71
Property and equipment	16
Intangible assets	6,093
Goodwill	1,685
Deferred tax liability	(943)
Other liabilities assumed	(660)
Total net assets, net of cash acquired	$6,262

The following table details the identifiable intangible assets acquired at their fair value and their corresponding useful lives at the acquisition date (in thousands):

Intangible Assets	Fair Value	Weighted Average Useful Life (years)
Patents	$4,293	20
Technology	1,500	5
Licenses	300	1
Total acquired intangible assets as of the acquisition date	$6,093

Acquired intangible assets primarily include patents, technology, and licenses. The acquired assets, liabilities, and associated operating results of tZERO Crypto were consolidated into our financial statements at the acquisition date. The goodwill recognized arises from expected synergies with our tZERO operations that do not qualify for separate recognition as intangible assets and also the deferred tax liabilities arising from the business combination. None of the goodwill recognized is expected to be deductible for tax purposes. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations.

Mac Warehouse, LLC

On June 25, 2018, we acquired 100% of the total equity interests of Mac Warehouse, LLC, an electronics retailer of refurbished Apple products, to complement our retail business. As of December 31, 2018, our determination and allocation of the purchase price to net tangible and intangible assets was based upon preliminary estimates. During the quarter ended March 31, 2019, we received the final valuation information and completed our determination and allocation of the purchase price and recognized adjustments to the provisional values as of March 31, 2019, which decreased the recognized Intangibles assets by $2.8 million, increased Accrued liabilities by $527,000, decreased Deferred tax liabilities by $837,000 and resulted in a corresponding increase to Goodwill of $2.5 million. Additionally, the change to the provisional amount resulted in a decrease in amortization expense and accumulated depreciation of $1.4 million, of which $981,000 relates to the year ended December 31, 2018, and a $459,000 increase in Other Income related to the Accrued Liabilities that were expensed in 2018. We estimated the fair value of the acquired assets and liabilities based on Level 3 inputs, which were unobservable (see Note 2. Accounting Policies—Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, royalty rates, and assumptions about the relative competitive environment.

The fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$1,143
Allocation
Accounts receivable, net	$399
Inventories, net	1,033
Prepaids and other current assets	29
Property and equipment	154
Intangible assets	653
Goodwill	3,376
Accounts payable and accrued liabilities	(1,432)
Long-term debt, net	(3,069)
Total net assets, net of cash acquired	$1,143

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following (in thousands):

	December 31,
	2019	2018
Accounts receivable, trade	$10,553	$10,380
Credit card receivables, trade	10,515	12,141
Other receivables	6,134	3,796
Freight rebates receivable	—	11,729
	27,202	38,046
Less: allowance for doubtful accounts	(2,474)	(2,116)
Total accounts receivable, net	$24,728	$35,930

5. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	December 31,
	2019	2018
Product inventories, net	$3,469	$10,520
Inventory in-transit	2,371	3,588
Total inventories, net	$5,840	$14,108

6. PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Prepaid maintenance	$6,577	$7,373
Prepaid other	4,434	7,573
Prepaid insurance	4,241	2,341
Other current assets	3,088	2,963
Prepaid advertising	138	961
Prepaid inventories	—	845
Total prepaids and other current assets	$18,478	$22,056

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31,
	2019	2018
Computer hardware and software, including internal-use software and website development	$223,309	$215,412
Building	69,266	69,266
Furniture and equipment	17,739	17,066
Land	12,781	12,781
Leasehold improvements	11,921	8,379
Building machinery and equipment	9,796	9,713
Land improvements	7,003	6,972
	351,815	339,589
Less: accumulated depreciation	(221,787)	(204,902)
Total property and equipment, net	$130,028	$134,687

Depreciation of property and equipment totaled $26.3 million, $26.4 million, and $28.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019 and 2018, we retired $8.2 million and $8.0 million, respectively, of fully depreciated property and equipment that were removed from service in 2019 and 2018.

8. OTHER LONG-TERM ASSETS, NET

Other long-term assets, net consist of the following (in thousands):

	December 31,
	2019	2018
Other long-term assets	$3,166	$4,419
Prepaid expenses, long-term portion	867	2,154
Deposit on purchase of a business	—	8,000
Total other long-term assets, net	$4,033	$14,573

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accounts payable accruals	$15,692	$15,872
Accrued marketing expenses	13,063	14,150
Accrued compensation and other related costs	13,012	12,099
Allowance for returns	11,107	15,261
Sales and other taxes payable	10,105	9,923
Other accrued expenses	9,714	4,270
Accrued loss contingencies	9,550	10,940
Accrued freight	5,954	5,343
Total accrued liabilities	$88,197	$87,858

10. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	December 31,
	2019	2018
Payments received prior to product delivery	$21,951	$30,033
Club O membership fees and reward points	11,363	11,709
In store credits	6,338	4,707
Other	1,214	730
Unredeemed gift cards	955	3,399
Total deferred revenue	$41,821	$50,578

11. LEASES

We have operating and finance leases for warehouses, office space, data centers, and certain equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year. We note our finance leases are immaterial to our financial statements as a whole and thus are not discussed below. Variable lease costs include executory costs, such as taxes, insurance, and maintenance.

The following table provides a summary of leases by balance sheet location as of December 31, 2019 (in thousands):

December 31, 2019
Operating right-of-use assets	$25,384
Operating lease liability—current	6,603
Operating lease liability—non-current	21,554

The components of lease expense for the year ended December 31, 2019 were as follows (in thousands):

December 31, 2019
Operating lease cost	$9,765
Short-term lease cost	96
Variable lease cost	1,848

The following tables provides a summary of other information related to leases for the year ended December 31, 2019 (in thousands, apart from weighted-average lease term and weighted average discount rate):

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(10,925)
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,947
Derecognition of right-of-use assets due to reassessment of lease term	$16,855
Weighted-average remaining lease term—operating leases	5.86 years
Weighted-average discount rate—operating leases	8%

During the three months ended December 31, 2019, we elected the early termination option for one of our existing warehouse leases, resulting in the derecognition of a portion of our right-of-use asset, with a corresponding decrease in our cumulative lease liability.

Maturity of lease liabilities under our non-cancellable operating leases as of December 31, 2019, are as follows (in thousands):

Payments due by period
2020	$8,639
2021	5,758
2022	5,624
2023	4,684
2024	3,486
Thereafter	7,361
Total lease payments	35,552
Less interest	(7,395)
Present value of lease liabilities	$28,157

Information for our leases for the year ended December 31, 2018 under ASC Topic 840, Leases, follows for comparative purposes.

Minimum future payments under all operating leases as of December 31, 2018, were as follows (in thousands):

Payments due by period
2019	$8,822
2020	7,414
2021	7,654
2022	7,579
2023	6,677
Thereafter	19,571
Total lease payments	$57,717

Rental expense for operating leases totaled $7.8 million and $9.3 million for the years ended December 31, 2018 and 2017, respectively.

12. COMMITMENTS AND CONTINGENCIES

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

In June 2013, William French ("French") and the State of Delaware ("Delaware") sued us, along with numerous other defendants, in the Superior Court of the State of Delaware for alleged violations of Delaware's unclaimed property laws. French and Delaware alleged that we knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. On June 28, 2019, the court entered a judgment against us in the amount of approximately $7.3 million (for certain unredeemed gift card balances, treble damages, and penalties) as a result of a jury verdict which was returned September 20, 2018. On October 23, 2019, the court entered an award of attorneys' fees and costs of $1.3 million and entered final judgment in the amount of $8.6 million. We have commenced an appeal and filed our appellate brief. Our estimated liability for these amounts was included in Accrued liabilities at December 31, 2019. The expense associated with these litigation charges was included in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2018.

In February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. In December 2018, we received a follow-up request from the SEC relating to its investigation. As previously disclosed, on October 7, 2019, we received a subpoena from the SEC requesting documents related to the Dividend we announced to stockholders in June 2019 and requesting 10b-5-1 plans of our officers and directors that were in effect during the period of January 1, 2018 through October 7, 2019. On December 9, 2019, we received a subpoena from the SEC requesting documents related to the GSR transaction and the alternative trading system run by tZERO ATS, LLC, formerly known as Pro Securities, LLC. On December 19, 2019, we received a subpoena from the SEC requesting our insider trading policies as well as certain employment and consulting agreements. We have also previously received requests from the SEC regarding our communications with our former chief executive officer and director, Patrick Byrne and the matters referenced in the December 2019 subpoenas. We are in regular, active communication with the SEC and are cooperating fully with it in connection with its investigations and information requests.

tZERO's broker-dealer subsidiaries are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. Each of SpeedRoute LLC ("SpeedRoute") and tZERO ATS, LLC is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 ("Exchange Act") and in the states in which it conducts securities business and is a member of FINRA and other SROs (as applicable). In addition, tZERO ATS, LLC owns and operates an alternative trading system registered with the SEC. Each of SpeedRoute and tZERO ATS, LLC is subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and SROs with which it is registered or licensed or of which it is a member. Moreover, as a result of tZERO's projects seeking to apply distributed ledger technologies to the capital markets, tZERO's subsidiaries have been, and remain involved in, ongoing oral and written communications with regulatory authorities. As previously disclosed, tZERO's broker-dealer subsidiaries are currently undergoing various examinations, inquiries, and/or investigations undertaken by various regulatory authorities, which may result in financial and other settlements or penalties. Any significant failure by tZERO's broker-dealer subsidiaries to satisfy regulatory authorities that they are in compliance with all applicable rules and regulations could have a material adverse effect on tZERO and on us. In addition, a further tZERO subsidiary, tZERO Markets, LLC ("tZERO Markets"), has applied for and is in process of seeking regulatory approvals to operate as a broker-dealer in a variety of areas, including retail activities. The approval process involves satisfying the regulatory authorities that tZERO Markets can operate in the manner it proposes and, in addition, if approval is granted, tZERO Markets will be subject to a number of legal and regulatory requirements, some of which will be new to tZERO's broker-dealer subsidiaries.

tZERO's subsidiary, tZERO Crypto, Inc., formerly known as Bitsy, Inc., is registered as or is applying to become a money transmitter (or its equivalent) in many states and is subject to extensive regulatory requirements applicable to money services businesses, including the requirements of the Financial Crimes Enforcement Network of the U.S. Department of the Treasury ("FinCEN"), anti-money laundering requirements, know-your-customer requirements, record-keeping, reporting and capital and bonding requirements, and inspection by state and federal regulatory agencies. Compliance with these requirements requires the dedication of significant resources and any material failure by tZERO Crypto, Inc. to remain in compliance with the applicable regulatory requirements could subject it to liability or limit the services it may offer.

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former chief executive officer and former chief financial officer in the United States District Court in the Central District of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), Section 20(A) of the Exchange Act. On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming the Company and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit on December 19, 2019. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend this consolidated action.

On November 22, 2019, a shareholder derivative suit was filed against us and certain past and present directors and officers of the Company in the United States District Court for the District of Delaware, with allegations that include: (i) breach of fiduciary duties, (ii) unjust enrichment, (iii) insider selling and misappropriation of the company's information, and (iv) contribution under Sections 10(b) and 21D of the Exchange Act. On December 17, 2019, a similar lawsuit was filed in the same court, naming the same defendants, bringing similar claims, and seeking similar relief. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend these actions.

We establish liabilities when a particular contingency is probable and estimable. At December 31, 2019 and 2018, we have accrued $9.6 million and $10.3 million, respectively, which are included in accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

On July 30, 2019, we announced that our Board of Directors had declared the Dividend payable in shares of our Series A-1 Preferred stock. On September 18, 2019, we announced our intent to register the Series A-1 Preferred stock to be issued pursuant to the Dividend under the Securities Act of 1933 and postponed the previously announced record and distribution dates for the Dividend. On October 28, 2019, we announced that we would seek a stockholder vote at a stockholder special meeting to allow us to amend the certificates of designation for our preferred shares and removing certain restrictions, to facilitate issuance of the Dividend. On February 13, 2020, a special meeting of stockholders was held, where the stockholders approved amendments to our certificate of designation allowing us to proceed with issuing the Dividend. As of the date of this filing, we have not declared a record date for the Dividend, nor have we distributed the Dividend.

Preferred Stock

On May 1, 2019, we informed holders of our Series A Preferred stock of an opportunity to exchange (the "Exchange") outstanding Series A Preferred stock for newly-issued shares of the Company's Series A-1 Preferred stock. On June 26, 2019, the Exchange was completed for participating stockholders. In connection with the Exchange, 122,526 shares of Series A Preferred stock were validly tendered and accepted for exchange by the Company and the Company issued 122,526 shares of Series A-1 Preferred stock in exchange.

On June 26, 2019, in connection with the completion of the Exchange, 1,144 shares of Series A Preferred stock were converted into shares of Series B Preferred stock (such transaction, the "Conversion"). Following the Conversion, 2,895 shares of Series A Preferred stock remained outstanding as of June 30, 2019 and in July 2019, 2,020 of those remaining shares were exchanged for shares of Series A-1 Preferred stock and 875 of those remaining shares were converted into shares of Series B Preferred stock. Following that time, the Company eliminated the Series A Preferred stock by filing a Certificate of Elimination with the Delaware Secretary of State.

Except as required by law, the preferred shares are intended to have voting and dividend rights similar to those of one share of common stock. Preferred shares rank senior to common stock with respect to dividends. Holders of the preferred shares are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds of the Company legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the preferred shares are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2018 and 2019.

Neither the Series A-1 Preferred stock nor Series B Preferred stock is required to be converted into or exchanged for shares of our common stock or any other entity; however, at our sole discretion, we may convert the Series A-1 Preferred stock into Series B Preferred stock at any time on a one-to-one basis. In the event of any liquidation, any amount available for distribution to stockholders after payment of all liabilities will be distributed proportionately, with each share of Series A-1 Preferred stock and each share of Series B Preferred stock being treated as though it were a share of our common stock. If we are party to any merger or consolidation in which our common stock is changed into or exchanged for stock or other securities of any other person (or the Company) or cash or any other property (or a right to receive the foregoing), we will use all commercially reasonable efforts to cause each outstanding share of the Preferred Stock to be treated as if such share were an additional outstanding share of common stock in connection with any such transaction. Neither the Series A-1 Preferred stock nor the Series B Preferred stock is registered under the Securities Exchange Act of 1934, as amended.

JonesTrading Sales Agreement

We entered into a Capital on DemandTM Sales agreement dated August 9, 2018 (which was subsequently amended on March 15, 2019 and November 12, 2019) with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted "at the market" public offerings of our common stock. Under the sales agreement, JonesTrading, acting as our agent, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the sales agreement, but expect to do so from time to time. For the year ended December 31, 2019, we sold 7,590,498 shares of our common stock pursuant to the sales agreement and have recognized $85.8 million in proceeds, including $2.8 million of proceeds included in Accounts receivable, net on our consolidated balance sheet, net of $2.0 million of offering costs, including commissions paid to JonesTrading. For the year ended December 31, 2018, we sold 2,883,344 shares of our common stock pursuant to the sales agreement and received $94.6 million in proceeds, net of $2.6 million of offering costs, including commissions paid to JonesTrading.

TZROP

On December 18, 2017, tZERO launched an offering (the "TZROP offering") of the right to acquire tZERO's Preferred Equity Tokens, Series A ("TZROP") through a Simple Agreement for Future Equity ("SAFE"). The TZROP offering closed on August 6, 2018, and on October 12, 2018 tZERO issued the TZROP in settlement of the SAFEs. TZROP holders have the right to, prior to distributing earnings to tZERO common shareholders, a noncumulative dividend equal to 10% of tZERO's consolidated Adjusted Gross Revenue (as defined by the TZROP offering documents) for the most recently completed fiscal quarter, if declared by tZERO's Board of Directors, to be paid out of funds lawfully available on a quarterly basis. TZROP holders are not entitled to participate in any dividends paid to the holders of tZERO's common stock, have no rights to vote, and have no rights to the undistributed earnings of tZERO and are not entitled to any utility functionality as part of the TZROP. Any remaining undistributed earnings or losses of tZERO for a period shall be allocated to the noncontrolling interest held by the TZROP holders based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed. In the event of any liquidation, dissolution or winding up of tZERO, the TZROP holders will be entitled to the limited preferential liquidation rights equal to USD $0.10 per token to the extent funds are available.

At December 31, 2018, cumulative proceeds since December 18, 2017 from the TZROP offering totaling $104.8 million, net of $22.0 million of withdrawals, were classified as a component of noncontrolling interest within our consolidated financial statements. As of December 31, 2018, tZERO incurred $21.5 million of offering costs associated with the TZROP offering that are classified as a reduction in proceeds within noncontrolling interest in our consolidated financial statements.

GSR Agreement

In August 2018, Overstock signed a Token Purchase Agreement with GSR Capital Ltd., a Cayman Islands exempted company ("GSR"). The Token Purchase Agreement sets forth the terms on which GSR had agreed to purchase, for $30 million, on May 6, 2019 or such other date as agreed by the parties, security tokens at a price of $6.67 per security token. On May 8, 2019, the parties executed an Investment Agreement to replace the Token Purchase Agreement under which GSR agreed to purchase 508,710 shares of tZERO common stock, representing approximately 0.5% of the issued and outstanding common stock of tZERO. In exchange, GSR agreed to transfer to tZERO a total $5.0 million in consideration. On September 16, 2019, in recognition of GSR's remaining obligations under the Investment Agreement, tZERO and GSR entered into a Promissory Note under which GSR promised to pay the remaining consideration due to tZERO under the Investment Agreement in the form of U.S. dollars in multiple installments by December 6, 2019. As of December 31, 2019, GSR had provided $4.4 million U.S. dollars, which represents principal, interest, and late payments fees pursuant to the Investment Agreement and Promissory Note, and such amount is included in Accrued liabilities. Approximately $911,000 of principal and accrued interest remained unpaid as of December 31, 2019.

Warrants

On November 8, 2017, we issued warrants to purchase up to a combined aggregate of 3,722,188 shares of our common stock to two purchasers in privately negotiated transactions, for an aggregate warrant purchase price of $6.5 million, net of issuance costs. The exercise price for the warrants was $40.45 per share of common stock. On December 29, 2017, one of the warrant holders exercised its warrant in full and purchased a total of 2,472,188 shares of common stock for $100.0 million. On January 17, 2018, the other warrant holder exercised its warrant in full and purchased 1,250,000 shares of common stock for $50.6 million.

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

	Years ended December 31,
	2019	2018	2017
Overstock restricted stock awards	$16,160	$9,096	$4,056
Medici Ventures stock options	1,214	412	21
tZERO equity awards	855	4,848	—
Total stock-based compensation expense	$18,229	$14,356	$4,077

Overstock restricted stock awards

The Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan (the "Plan") provides for the grant of incentive stock options to employees and directors of the Company and non-qualified stock options to consultants, as well as restricted stock units and other types of equity awards of the Company. For the years ended December 31, 2019, 2018 and 2017, the Compensation Committee of the Board of Directors approved grants of 982,000, 387,000 and 310,000 restricted stock awards, respectively, to our officers, board members and employees. These restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year; subject to the recipient's continuing service to us. In addition to our traditional equity awards, during the quarter ended March 31, 2019, we granted 502,765 restricted stock awards with a cumulative grant date fair value of $8.6 million which vest over a one-year period, which awards are included in the 982,000 total grants above. At December 31, 2019, there were 1,051,000 unvested restricted stock awards that remained outstanding. At December 31, 2019, 1.0 million shares of stock remained available for future grants under the Plan.

The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is either recognized on a straight-line basis over the vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2019, 2018 and 2017 was $17.80, $65.42 and $17.75, respectively.

The following table summarizes restricted stock award activity (in thousands, except fair value data):

	2019		2018		2017
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	559	$44.08	540	$17.05	560	$17.46
Granted at fair value	982	17.80	387	65.42	310	17.75
Vested	(270)	34.92	(234)	17.68	(212)	19.58
Forfeited	(220)	23.36	(134)	42.85	(118)	16.21
Outstanding—end of year	1,051	$26.22	559	$44.08	540	$17.05

Medici Ventures stock options

The Medici Ventures, Inc. 2017 Stock Option Plan, as amended, provides for the grant of options to employees and directors of and consultants to Medici Ventures to acquire up to 9% of the authorized shares of Medici Ventures' common stock. Medici Ventures authorized 1.5 million shares, 900,000 of which are issued and outstanding to Overstock, and 130,000 of which are subject to the 2017 Stock Option Plan. The remaining 470,000 are authorized but unissued. Options vested under this plan expire at the end of ten years. During the year ended December 31, 2019, Medici Ventures granted 27,550 stock options with a cumulative grant date fair value of $2.4 million which vest over a three-year period. During the year ended December 31, 2018, Medici Ventures granted 94,450 stock options to certain Medici Ventures and Overstock employees with a cumulative grant date fair value of $1.8 million, which will be expensed on a straight-line basis over the vesting period of three years.

tZERO equity awards

The tZERO Group, Inc. 2017 Equity Incentive Plan, as amended, provides for grant of options and restricted stock to employees and directors of and consultants to tZERO to acquire up to 5% of the authorized shares of tZERO's common stock. In January 2018, tZERO granted 2,000,000 restricted stock awards (post-stock split) with a cumulative grant date fair value of $4.0 million under the equity incentive plan, all of which vested on January 23, 2018. Accordingly, there is no expense to be recognized in future periods related to these awards. As a result of these vested awards, our indirect ownership interest in tZERO was reduced from 81% to approximately 80%. During the year ended December 31, 2019, tZERO granted options to acquire 3,477,760 shares (post-stock split) of its stock with a cumulative grant date fair value of $521,000 which will be expensed on a straight-line basis over the vesting period of three years. Options vested under this plan expire at the end of ten years. Additionally, during the year ended December 31, 2019, tZERO granted 260,500 restricted stock awards with a cumulative grant date fair value of $795,000 which will be expensed on a straight-line basis over a cliff vesting period of two years. During the year ended December 31, 2018, tZERO granted options to acquire 5,590,000 shares (post-stock split) of its stock with a cumulative grant date fair value of $4.6 million which will be expensed on a straight-line basis over the vesting period of two to three years.

16. EMPLOYEE RETIREMENT PLAN

We have a 401(k) defined contribution plan which permits participating employees to defer a portion of their compensation, subject to limitations established by the Internal Revenue Code. During the years ended December 31, 2019, 2018 and 2017, employees who completed 3 months of service and are 21 years of age or older are qualified to participate in the plan which matches 100% of the first 6% of each participant's contributions to the plan subject to IRS limits. Matching contributions vest immediately. Participant contributions also vest immediately. Our matching contribution totaled $5.8 million, $5.5 million and $4.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. We made no discretionary contributions to eligible participants for the years ended December 31, 2019, 2018 and 2017, respectively.

17. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2019	2018	2017
Unrealized gain on equity securities and marketable securities	$2,488	$1,084	$—
Gift card and Club-O rewards breakage	—	—	2,742
Gain on investment in precious metals	—	—	1,971
Equity method losses	(7,734)	(3,869)	(508)
Impairment of equity securities	(7,090)	(536)	(5,487)
Impairment of notes receivable	(1,282)	—	—
Loss on sale of equity securities and marketable securities	(130)	—	—
Other	1,247	(167)	2,460
Total other income (expense), net	$(12,501)	$(3,488)	$1,178

18. INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years ended December 31,
	2019	2018	2017
United States loss	$(134,934)	$(219,585)	$(48,039)
Foreign income (loss)	399	(369)	305
Total loss before income taxes	$(134,535)	$(219,954)	$(47,734)

The provision (benefit) for income taxes for 2019, 2018 and 2017 consists of the following (in thousands):

	Years ended December 31,
	2019	2018	2017
Current:
Federal	$(49)	$(57)	$365
State	195	(141)	280
Foreign	158	44	57
Total current	304	(154)	702
Deferred:
Federal	(99)	(1,583)	56,350
State	(18)	(645)	7,146
Foreign	(2)	(2)	(10)
Total deferred	(119)	(2,230)	63,486
Total provision (benefit) for income taxes	$185	$(2,384)	$64,188

The provision (benefit) for income taxes for 2019, 2018 and 2017 differ from the amounts computed by applying the U.S. federal income tax rate of 21% for 2019 and 2018 and 35% for 2017 to loss before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2019	2018	2017
U.S. federal income tax provision (benefit) at statutory rate	$(28,252)	$(46,190)	$(16,707)
State income tax expense, net of federal benefit	(4,952)	(8,289)	(2,480)
Research and development credit	(2,014)	(1,734)	(1,696)
Stock based compensation expense	1,440	(1,260)	164
Other	1,437	1,652	581
Gain on subsidiary stock	193	2,192	—
Reduction in federal rate	—	—	25,287
Change in valuation allowance	32,333	51,245	59,039
Total provision (benefit) for income taxes	$185	$(2,384)	$64,188

The components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$104,153	$79,820
Research and development tax credits	17,922	15,382
Accrued expenses	9,893	7,898
Basis difference in equity securities	7,075	4,857
Operating lease liabilities	6,970	—
Intangible assets	4,130	2,234
Reserves and other	4,018	5,345
Interest expense carryforward	677	—
Fixed assets	608	259
Other tax credits and carryforwards	300	206
Gross deferred tax assets	155,746	116,001
Valuation allowance	(146,856)	(114,523)
Total deferred tax assets	8,890	1,478
Deferred tax liabilities:
Operating lease right-of-use assets	(6,263)	—
Marketable securities	(1,068)	—
Prepaid expenses	(810)	(880)
Goodwill	(677)	(489)
Total deferred tax liabilities	(8,818)	(1,369)
Total deferred tax assets, net	$72	$109

At December 31, 2019, we have federal net operating loss carryforwards with no expiration date of approximately $261.5 million; the utilization of these net operating loss carryforwards is limited to 80% of taxable income in any given year. We also have federal net operating loss carryforwards of approximately $2.4 million which expire in 2020 and $149.9 million which expire between 2026 and 2037. We have state net operating loss carryforwards with no expiration date of approximately $119.7 million; the utilization of these net operating loss carryforwards is limited to 80% of taxable income in those states in any given year. We also have state net operating loss carryforwards of approximately $86.0 million which expire in 2021, $16.2 million which expire in 2022, and $145.8 million that expire between 2023 and 2039. We have foreign net operating loss carryforwards of $1.2 million that expire primarily between 2023 and 2024.

At December 31, 2019, we have federal research credit carryforwards of approximately $19.2 million that expire between 2027 and 2039. We also have state research credit carryforwards of approximately $7.9 million that expire between 2021 and 2033. Ownership changes under Internal Revenue Code Section 382 could limit the amount of net operating losses or credit carryforwards that can be used in the future.

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended December 31, 2019, as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

A reconciliation of the beginning and ending unrecognized tax benefits, excluding interest and penalties, as of December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Beginning balance	$7,974	$6,964	$7,333
Additions for tax positions related to the current year	1,064	1,013	881
Additions (reductions) for tax positions taken in prior years	20	332	230
Reduction for tax positions settled by utilizing tax attributes	—	(335)	(1,480)
Ending balance	$9,058	$7,974	$6,964

Included in the balance of unrecognized tax benefits as of December 31, 2019, 2018 and 2017, are approximately $9.1 million, $8.0 million, and $7.0 million, respectively, of tax benefits that, if recognized and the valuation allowance against our net deferred tax assets were released, would affect the effective tax rate. We believe it is reasonably possible that these unrecognized tax benefits will continue to increase in the future.

Accrued interest and penalties on unrecognized tax benefits as of December 31, 2019 and 2018 were $567,000 and $499,000, respectively.

We are subject to taxation in the United States and various state and foreign jurisdictions. Tax years beginning in 2015 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. An audit by the Ireland Revenue Agency for the calendar year 2016 was finalized during 2019 with no assessment.

We have indefinitely reinvested foreign earnings of $2.5 million at December 31, 2019. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

19. RELATED PARTY TRANSACTIONS

PCL L.L.C. term loan repayment

On November 6, 2017, we entered into a loan agreement with PCL L.L.C., an entity directly or indirectly wholly-owned by the mother and brother of our former President and Chief Executive Officer and former member of our Board of Directors, Dr. Patrick M. Byrne ("Dr. Byrne"). The agreement provides for a $40.0 million term loan (the "PCL Loan") which carries an annual interest rate of 8.0%. On May 8, 2018, our Board of Directors approved a prepayment of the PCL Loan and we repaid the entire outstanding balance under the loan plus accrued interest.

SiteHelix

On June 28, 2018, we entered into and concurrently closed a stock purchase agreement with the stockholders of SiteHelix, Inc., a Delaware corporation ("SiteHelix") pursuant to which we purchased all of the common stock of SiteHelix for $500,000 plus 100,000 shares of Overstock common stock with a transaction date fair value of $2.9 million for an aggregate purchase price of $3.4 million. The transaction was accounted for as an asset purchase consisting primarily of internal-use software designed to provide a customized user experience for visitors to our Website. Saum Noursalehi, who owned approximately 62% of the SiteHelix common stock, was a member of our Board of Directors and served as President of Overstock until May 8, 2018, when he became Chief Executive Officer of tZERO.

tZERO Crypto Agreement

In July 2018, Medici Ventures entered into a stock purchase agreement with tZERO Crypto, Inc. ("tZERO Crypto"), formerly Bitsy, Inc. On December 21, 2018, tZERO entered into a stock purchase agreement with the owners of tZERO Crypto to acquire the remaining equity interest with effective control of tZERO Crypto transferring to tZERO effective January 1, 2019. See Note 3. Business Combinations for further discussion.

Chainstone Labs

In September 2018, Medici Ventures entered into a stock purchase agreement with Chainstone Labs, Inc. ("Chainstone") to acquire a 29% equity interest in Chainstone for $3.6 million. Chainstone is a U.S.-based startup company founded and 71% owned by a former Board member of Medici Ventures, Bruce Fenton. Chainstone is focused on blockchain, tokenization of securities, and decentralized asset management. Our equity interest is included in our equity securities on our consolidated balance sheets.

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

20. BROKER-DEALERS

tZERO wholly owns two broker-dealers, SpeedRoute and tZERO ATS, LLC, which were acquired in January 2016.

SpeedRoute is an electronic, agency-only, FINRA-registered broker-dealer that provides connectivity for its customers to U.S. equity exchanges as well as off-exchange sources of liquidity such as dark pools. All of SpeedRoute's customers are registered broker-dealers. SpeedRoute does not hold, own, or sell securities.
tZERO ATS, LLC is a FINRA-registered broker-dealer that owns and operates the tZERO ATS, an alternative trading system registered with the SEC. The tZERO ATS is a trading system that is not regulated as an exchange but is a licensed venue for matching buy and sell orders for securities. The tZERO ATS is a closed system available only to its broker-dealer subscribers. The tZERO ATS does not accept orders from non-broker-dealers, nor does it hold, own, or sell securities.

SpeedRoute and tZERO ATS, LLC are subject to the SEC's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At December 31, 2019, SpeedRoute had net capital of $850,024, which was $705,031 in excess of its required net capital of $144,993 and SpeedRoute's net capital ratio was 2.56 to 1. At December 31, 2019, tZERO ATS, LLC had net capital of $109,515, which was $104,515 in excess of its required net capital of $5,000 and tZERO ATS, LLC's net capital ratio was 0.27 to 1. At December 31, 2018, SpeedRoute had net capital of $1,251,579, which was $1,152,854 in excess of its required net capital of $98,725 and SpeedRoute's net capital ratio was 1.2 to 1. At December 31, 2018, tZERO ATS, LLC had net capital of $13,958, which was $8,958 in excess of its required net capital of $5,000 and tZERO ATS, LLC's net capital ratio was 2 to 1.

SpeedRoute and tZERO ATS, LLC did not have any securities owned or securities sold, not yet purchased at December 31, 2019 and 2018.

21. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. We determined our segments based on how we manage our business. Beginning in the first quarter of 2019, we began allocating corporate support costs (administrative functions such as finance, human resources, and legal) to our operating segments based on their estimated usage and based on how we manage our business. Comparative prior year information has not been recast and as a result our corporate support costs for those comparative prior periods remain allocated to our Retail segment. Our Medici business includes two reportable segments, tZERO and the unconsolidated financial information for Medici Ventures ("MVI"). MVI was identified as a reportable segment separate from Other during 2019. We have recast prior period segment information to conform with current year presentation. MVI consists of the Medici business not associated with tZERO or MLG. We use pre-tax net income (loss) as the measure to determine our reportable segments. As a result, the MLG portion of our Medici Business is not significant as compared to our Retail, tZERO, and MVI segments. Other consists of MLG and our unallocated corporate support costs.

Our Retail segment primarily consists of amounts earned through e-commerce sales through our Website, excluding intercompany transactions eliminated in consolidation.

Our tZERO segment primarily consists of amounts earned through securities transaction through our broker-dealers and costs incurred to execute our tZERO business initiatives, excluding intercompany transactions eliminated in consolidation.

Our MVI segment primarily consists of costs incurred to create or foster a set of products and solutions that leverage blockchain technology to generate efficiencies and increase security and control, excluding intercompany transactions eliminated in consolidation.

We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the years ended December 31, 2019, 2018 and 2017.

The following table summarizes information about reportable segments and a reconciliation to consolidated net income (loss) for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Retail	tZERO	MVI	Other	Total
2019
Revenue, net	$1,434,974	$21,582	$2,749	$113	$1,459,418
Cost of goods sold	1,147,025	16,551	2,749	—	1,166,325
Gross profit	287,949	5,031	—	113	293,093
Operating expenses (1)	332,372	54,911	14,778	14,521	416,582
Interest and other income (expense), net (2)	559	2,442	(14,039)	(8)	(11,046)
Pre-tax loss	$(43,864)	$(47,438)	$(28,817)	$(14,416)	(134,535)
Provision for income taxes					185
Net loss (3)					$(134,720)

2018
Revenue, net	$1,800,187	$19,043	$2,362	$—	$1,821,592
Cost of goods sold	1,452,195	13,127	2,362	—	1,467,684
Gross profit	347,992	5,916	—	—	353,908
Operating expenses	506,113	47,006	8,316	9,679	571,114
Interest and other income (expense), net (2)	(476)	233	(2,498)	(7)	(2,748)
Pre-tax loss	$(158,597)	$(40,857)	$(10,814)	$(9,686)	(219,954)
Benefit for income taxes					(2,384)
Net loss (3)					$(217,570)

	Retail	tZERO	MVI	Other	Total
2017
Revenue, net	$1,728,104	$16,493	$159	$—	$1,744,756
Cost of goods sold	1,392,558	11,647	—	—	1,404,205
Gross profit	335,546	4,846	159	—	340,551
Operating expenses	365,648	17,101	4,436	—	387,185
Interest and other income (expense), net (2)	4,680	—	(5,780)	—	(1,100)
Pre-tax loss	$(25,422)	$(12,255)	$(10,057)	$—	(47,734)
Provision for income taxes					64,188
Net loss (3)					$(111,922)
  ___________________________________________

(1)
— Corporate support costs for the year ended December 31, 2019 have been allocated $42.0 million, $6.0 million, $4.2 million, and $7.8 million, to Retail, tZERO, MVI, and Other, respectively. Unallocated corporate support costs of $6.0 million are included in Other.

(2)
— Excludes intercompany transactions eliminated in consolidation, which consist primarily of service fees and interest. The net amounts of these intercompany transactions were $2.7 million, $3.5 million, and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	— Net loss presented for segment reporting purposes is before any adjustments attributable to noncontrolling interests.

    For the years ended December 31, 2019, 2018 and 2017, substantially all our sales revenues were attributable to customers in the United States. At December 31, 2019 and 2018, substantially all our fixed assets were located in the United States.

22. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2019. We have prepared this information on the same basis as the consolidated statements of operations and the information includes all adjustments that we consider necessary for a fair statement of its financial position and operating results for the quarters presented.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Retail	$362,625	$367,475	$340,798	$364,076
Other	5,104	6,234	6,301	6,805
Total net revenue	367,729	373,709	347,099	370,881
Cost of goods sold
Retail	290,640	294,984	272,545	288,856
Other	3,965	4,826	5,006	5,503
Total cost of goods sold	294,605	299,810	277,551	294,359
Gross profit	73,124	73,899	69,548	76,522
Operating expenses:
Sales and marketing	33,477	34,560	34,215	40,868
Technology	35,433	33,153	32,782	33,970
General and administrative	40,232	31,964	32,681	33,247
Total operating expenses	109,142	99,677	99,678	108,085
Operating loss	(36,018)	(25,778)	(30,130)	(31,563)
Interest income	403	630	449	315
Interest expense	(127)	(105)	(57)	(53)
Other income (expense), net	(6,272)	(2,995)	(4,781)	1,547
Loss before income taxes	(42,014)	(28,248)	(34,519)	(29,754)
Provision (benefit) for income taxes	878	(622)	23	(94)
Net loss	(42,892)	(27,626)	(34,542)	(29,660)
Less: Net loss attributable to noncontrolling interests	(3,648)	(2,945)	(3,604)	(2,682)
Net loss attributable to stockholders of Overstock.com, Inc.	$(39,244)	$(24,681)	$(30,938)	$(26,978)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(1.18)	$(0.69)	$(0.89)	$(0.73)
Weighted average common shares outstanding—basic	32,370	35,225	35,241	36,573
Net loss per common share—diluted:
Net loss attributable to common shares—diluted	$(1.18)	$(0.69)	$(0.89)	$(0.73)
Weighted average common shares outstanding—diluted	32,370	35,225	35,241	36,573

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Retail	$439,996	$477,683	$435,775	$446,733
Other	5,335	5,450	4,805	5,815
Total net revenue	445,331	483,133	440,580	452,548
Cost of goods sold
Retail	347,580	387,252	350,651	366,712
Other	3,882	4,138	3,213	4,256
Total cost of goods sold	351,462	391,390	353,864	370,968
Gross profit	93,869	91,743	86,716	81,580
Operating expenses:
Sales and marketing	77,214	94,416	55,312	47,537
Technology	31,294	32,423	33,880	34,557
General and administrative	39,755	31,440	45,356	47,930
Total operating expenses	148,263	158,279	134,548	130,024
Operating loss	(54,394)	(66,536)	(47,832)	(48,444)
Interest income	544	620	383	661
Interest expense	(874)	(395)	(101)	(98)
Other income (expense), net	(9)	368	(1,848)	(1,999)
Loss before income taxes	(54,733)	(65,943)	(49,398)	(49,880)
Benefit for income taxes	(277)	(27)	(141)	(1,939)
Net loss	(54,456)	(65,916)	(49,257)	(47,941)
Less: Net loss attributable to noncontrolling interests	(3,547)	(1,005)	(1,334)	(5,614)
Net loss attributable to stockholders of Overstock.com, Inc.	$(50,909)	$(64,911)	$(47,923)	$(42,327)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(1.74)	$(2.20)	$(1.55)	$(1.39)
Weighted average common shares outstanding—basic	28,566	28,903	30,279	32,112
Net loss per common share—diluted:
Net loss attributable to common shares—diluted	$(1.74)	$(2.20)	$(1.55)	$(1.39)
Weighted average common shares outstanding—diluted	28,566	28,903	30,279	32,112

23. SUBSEQUENT EVENTS

Medici Land Governance

In February 2020, Medici Land Governance, Inc. ("MLG"), a majority owned-subsidiary of Medici Ventures, sold and issued shares of common stock in MLG to an unrelated third-party which reduced Medici Ventures' equity interest in MLG from 57% to 35%.

New loan agreements

In March 2020, we entered into two loan agreements with Loan Core Capital Funding Corporation LLC. The loan agreements provide a $34.5 million Senior Note and a $13.0 million Mezzanine Note. The loans carry an annual interest rate of 4.45%. The Senior Note is for a 10-year term and requires interest only payments, with the principal amount and any then unpaid interest due and payable at the end of the 10-year term. The Mezzanine Note is for approximately a 46-month term and requires principal and interest payments monthly over the life of the loan. Both loans are secured by our corporate headquarters and the related land. We incurred insignificant debt issuance costs with the new loan agreements.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2019
Deferred tax valuation allowance	$114,523	$32,333	$—	$146,856
Allowance for sales returns	15,261	117,040	121,194	11,107
Allowance for doubtful accounts	2,116	659	301	2,474
Year ended December 31, 2018
Deferred tax valuation allowance	$63,278	$51,245	$—	$114,523
Allowance for sales returns	17,391	174,864	176,994	15,261
Allowance for doubtful accounts	1,253	883	20	2,116
Year ended December 31, 2017
Deferred tax valuation allowance	$4,239	$59,039	$—	$63,278
Allowance for sales returns	18,176	169,398	170,183	17,391
Allowance for doubtful accounts	1,999	309	1,055	1,253

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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Limitations on Disclosure Controls and Procedures and Internal Control over Financing Reporting
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended December 31, 2019, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Overstock.com, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Overstock.com, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 13, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
March 13, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I under "Business—Executive Officers of the Registrant." Information required by Item 10 of Part III regarding our Board of Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be included in our definitive proxy statement for our 2020 annual meeting of stockholders and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the 1934 Act will be set forth in our definitive proxy statement for our 2020 annual meeting of stockholders and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2020 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth herein, the information required by this Item is incorporated by reference to our definitive proxy statement for the 2020 annual meeting of stockholders.
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

Options granted under the Plan generally expire at the end of ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over four years from the grant date. We have not granted compensatory stock options since 2008, and no stock options are outstanding under the Plan. At December 31, 2019, no options were outstanding under the Plan.

Restricted stock units granted in 2019, 2018, and 2017 vest over three years at 33.3% at the end of each of the first, second and third year. In addition to our traditional equity awards, during the year ended December 31, 2019, we granted 502,765 restricted stock awards which vest over a one-year period. Each restricted stock unit represents the right to one share of common stock upon vesting.

The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2019		2018		2017
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	559	$44.08	540	$17.05	560	$17.46
Granted at fair value	982	17.80	387	65.42	310	17.75
Vested	(270)	34.92	(234)	17.68	(212)	19.58
Forfeited	(220)	23.36	(134)	42.85	(118)	16.21
Outstanding—end of year	1,051	$26.22	559	$44.08	540	$17.05

At December 31, 2019, 1.0 million shares of stock remained available for future grants under the Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2020 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2020 annual meeting of stockholders.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements:
The financial statements are filed as part of this Annual Report on Form 10-K under "Item 8. Financial Statements and Supplementary Data."
(2) Financial Statement Schedules:
Schedule II Valuation and Qualifying Accounts is provided in "Item 8. Financial Statements and Supplementary Data." Other schedules have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereto under "Item 8. Financial Statements and Supplementary Data."
(3) Exhibits:
See exhibits listed under Part (b) below.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49799	3.1	July 29, 2014

3.2	Amended and Restated Bylaws	10-Q	000-49799	3.1	May 4, 2017

3.3	Certificate of Elimination for Blockchain Voting Series A Preferred Stock of Overstock.com, Inc.	8-K	000-49799	3.2	July 30, 2019

3.4	Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc.	8-K	000-49799	3.1	June 27, 2019

3.5	Certificate of Designation for the Voting Series B Preferred Stock of Overstock.com, Inc.	8-K	000-49799	3.2	December 15, 2016

4.1	Form of specimen common stock certificate	S-1/A	333-83728	4.1	May 6, 2002

4.2	Form of Stock Certificate for Voting Series B Preferred Stock	8-K	000-49799	4.2	November 14, 2016

4.3	Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc. (see Exhibit 3.4)

4.4	Certificate of Designation for the Voting Series B Preferred Stock of Overstock.com, Inc. (see Exhibit 3.5)

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.5	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934					X

4.6(a)	Registration Rights Agreement dated December 15, 2016 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and as representative of each of the Participating Affiliates (as defined therein)	8-K	000-49799	4.1	December 15, 2016

4.7	Form of Participating Affiliate Agreement (included in Exhibit 4.3)

4.8(a)	Amendment No. 1 to Registration Rights Agreement effective March 10, 2017 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and in his representative capacity	10-Q	000-49799	4.2	May 4, 2017

4.9(a)	Amendment No. 2 to Registration Rights Agreement effective June 10, 2017 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and in his representative capacity	10-Q	000-49799	4.1	August 3, 2017

10.1(a)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers	10-K	000-49799	10.1	March 18, 2019

10.2(a)	Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan	8-K	000-49799	10.1	May 15, 2017

10.3(a)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan	10-K	000-49799	10.12	February 21, 2013

10.4(a)	tZERO Group, Inc. 2017 Equity Incentive Plan, as amended through October 10, 2019					X

10.5(a)	Form of Notice Grant under tZERO 2017 Equity Incentive Plan					X

10.6(a)	Medici Ventures, Inc. 2017 Stock Option Plan	8-K	000-49799	10.1	August 1, 2017

10.7(a)	Amendment No. 1 to the Medici Ventures, Inc. 2017 Stock Option Plan	8-K	000-49799	10.1	April 22, 2019
10.8(a)	Form of Notice of Grant under Medici Ventures 2017 Stock Option Plan	10-K	000-49799	10.36	March 18, 2019

10.9(a)	Medici Land Governance, Inc. 2019 Stock Option Plan	8-K	000-49799	10.1	May 6, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10(a)	Summary of unwritten compensation arrangements with Non-Employee Directors	10-K	000-49799	10.16	March 18, 2019

10.11	Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	May 7, 2014

10.12	First Amendment dated July 29, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	August 6, 2014

10.13	Second Amendment dated September 3, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	September 8, 2014

10.14	Project Management Agreement dated May 5, 2014 between O.Com Land LLC and Gardner CMS, L.C.	8-K	000-49799	10.2	May 7, 2014

10.15	Purchase and Sale Agreement dated September 17, 2014 by and between the Redevelopment Agency of Midvale City and O.com Land LLC	8-K	000-49799	10.1	September 23, 2014

10.16	Lease Agreement dated October 24, 2014 between O.com Land, LLC and Overstock.com Inc.	8-K	000-49799	10.19	October 28, 2014

10.16(a)	Summary of Unwritten Compensation Arrangements Applicable to Non-Employee Directors of Overstock.com, Inc.					X

10.17	Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as agent, dated August 9, 2018	S-3	333- 226729	1.1	August 9, 2018

10.18	Amendment No. 1 to Capital on DemandTM Sales Agreement between Overstock.com, Inc. and JonesTrading Institutional Services LLC, as agent, dated March 15, 2019					X

10.19	Amendment No. 2 to Capital on DemandTM Sales Agreement between Overstock.com, Inc. and JonesTrading Institutional Services LLC, as agent, dated November 12, 2019	8-K	000-49799	1.1	November 12, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20(a)	Stockholders Agreement dated September 21, 2018 by and among Medici Land Governance, Inc., Medici Ventures, Inc. and Patrick M. Byrne	8-K	000-49799	10.1	September 26, 2018

10.21(a)	Notice of Stock Option Grant effective May 21, 2018 dated June 6, 2018 between t0.com, Inc. and Saum Noursalehi	10-Q	000-49799	10.2	August 9, 2018

10.22(a)	Summary of unwritten compensation arrangement with Saum Noursalehi	10-Q	000-49799	10.4	August 9, 2018

10.23(a)	Offer letter dated April 1, 2018 from Overstock.com, Inc. to Gregory J. Iverson	10-Q	000-49799	10.5	August 9, 2018

10.24(a)	Omnibus Amendment to Option Grant Agreements under tZERO 2017 Equity Incentive Plan, dated November 25, 2019					X

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24	Powers of Attorney (see signature page)

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019, 2018, and 2017; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2019, 2018, and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017; and (vi) Notes to Consolidated Financial Statements

__________________________________________

(a)	Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2020.

OVERSTOCK.COM, INC.
By:	/s/ JONATHAN E. JOHNSON III
Jonathan E. Johnson III
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Jonathan E. Johnson III and Anthony D. Strong, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JONATHAN E. JOHNSON III	Chief Executive Officer, President, Medici Ventures, and Director (Principal Executive Officer)	3/13/2020
Jonathan E. Johnson III

/s/ ALLISON H. ABRAHAM	Chairwoman of the Board	3/13/2020
Allison H. Abraham

/s/ ANTHONY D. STRONG	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	3/13/2020
Anthony D. Strong

/s/ BARCLAY F. CORBUS	Director	3/13/2020
Barclay F. Corbus

/s/ JOSEPH J. TABACCO, JR.	Director	3/13/2020
Joseph J. Tabacco, Jr.

/s/ ROBERT J. SHAPIRO	Director	3/13/2020
Robert J. Shapiro