Form 10-Q
period 2020-03-31
OVERSTOCK.COM, INC
filed 2020-05-07
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020

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

40,325,793 shares of the Registrant's common stock, par value $0.0001, outstanding on April 29, 2020.

OVERSTOCK.COM, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2020

Special Cautionary Note Regarding Forward-Looking Statements
This Report on Form 10-Q and the documents incorporated herein by reference, as well as other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of the federal securities laws. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. You can find many of these statements by looking for words such as "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "continue," "contemplate," "seek," "assume," "believe," "intend," "plan," "forecast," "goal," "estimate," or other similar expressions which identify these forward-looking statements. These forward-looking statements involve risks and uncertainties and relate to future events or our future financial or operating performance. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and business, and on management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to assumptions, risks and uncertainties that are difficult to predict, and that actual results may be materially different from the results expressed or implied by any of our forward-looking statements.

Actual events or results may differ materially from those contemplated by our forward-looking statements for a variety of reasons, including among others:

•	the impact that the novel coronavirus, or COVID-19, pandemic may have on our business and the industries in which we and our subsidiaries and investee entities operate;

•	the impact that any litigation or regulatory matters could have on our business, financial condition, results of operations, and cash flows;

•
the possibility that we will be unable to generate sufficient cash flow from operations, raise any required additional capital or borrow additional funds, in the case of capital-raising or borrowing on acceptable terms, to successfully conduct our business or pursue our initiatives in a timely manner or at all;

•
any increases in the price of importing into the U.S. the types of merchandise we sell in our retail business or other supply chain challenges that limit our access to merchandise we sell in our retail business;

•	any difficulties we may encounter as a result of our reliance on third-parties that we do not control for the performance of critical functions material to our business;

•	any strategic transactions, restructurings or other changes we may make to our business;

•	any downturn in the U.S. housing industry or other changes in U.S. and global economic conditions or U.S. consumer spending, as a result of the COVID-19 pandemic or otherwise;

•	our exposure to cyber security risks, risks of data loss and other security breaches;

•	any challenges that result in the unavailability of our Website or reduced performance of our transaction systems;

•	the possibility that we are unable to protect our proprietary technology and to obtain trademark protection for our marks;

•	current claims of intellectual property infringement to which we are subject and additional infringement claims to which we may become subject in the future;

•
the commercial, competitive, technical, operational, financial, regulatory, legal, reputational, marketing and other obstacles we face in trying to create a profitable business from our blockchain initiatives, including tZERO;

•
the extensive regulatory regimes applicable to tZERO and the possibility that various tZERO subsidiaries or ventures do not receive the regulatory approval required to operate their anticipated businesses;

•	any losses or issues we may encounter as a consequence of accepting or holding bitcoin or other cryptocurrencies;

•	our inability to attract and retain key personnel;

•	the possibility that the cost of our current insurance policies may increase significantly or fail to adequately protect us as expected; and

•	the other risks described in this report or in our other public filings.

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Report, especially under the headings "Special Cautionary Note Regarding Forward-Looking Statements," "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events. Our forward-looking statements contained in this report speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements are based.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$141,260	$112,266
Restricted cash	2,661	2,632
Marketable securities at fair value	3,838	10,308
Accounts receivable, net	37,664	24,728
Inventories	4,678	5,840
Prepaids and other current assets	20,783	21,589
Total current assets	210,884	177,363
Property and equipment, net	126,621	130,028
Intangible assets, net	10,837	11,756
Goodwill	27,120	27,120
Equity securities	53,840	42,043
Operating lease right-of-use assets	23,726	25,384
Other long-term assets, net	3,707	4,033
Total assets	$456,735	$417,727
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$74,254	$75,416
Accrued liabilities	88,457	88,197
Deferred revenue	54,143	41,821
Operating lease liabilities, current	5,968	6,603
Other current liabilities	5,826	3,962
Total current liabilities	228,648	215,999
Long-term debt, net	43,739	—
Operating lease liabilities, non-current	20,409	21,554
Other long-term liabilities	2,284	2,319
Total liabilities	295,080	239,872
Commitments and contingencies (Note 6)

Continued on the following page

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	March 31, 2020	December 31, 2019
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A-1, issued and outstanding - 4,210 and 4,210 (including 4,085 shares declared as a stock dividend, not yet distributed)	—	—
Series B, issued and outstanding - 357 and 357	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 43,877 and 42,790
Outstanding shares - 40,326 and 39,464	4	4
Additional paid-in capital	768,055	764,845
Accumulated deficit	(596,723)	(580,390)
Accumulated other comprehensive loss	(564)	(568)
Treasury stock at cost - 3,551 and 3,326	(70,493)	(68,807)
Equity attributable to stockholders of Overstock.com, Inc.	100,279	115,084
Equity attributable to noncontrolling interests	61,376	62,771
Total stockholders' equity	161,655	177,855
Total liabilities and stockholders' equity	$456,735	$417,727

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Revenue, net
Retail	$339,598	$362,625
Other	11,975	5,104
Total net revenue	351,573	367,729
Cost of goods sold
Retail	265,392	290,640
Other	10,341	3,965
Total cost of goods sold	275,733	294,605
Gross profit	75,840	73,124
Operating expenses
Sales and marketing	36,762	33,477
Technology	32,796	35,433
General and administrative	32,426	40,232
Total operating expenses	101,984	109,142
Operating loss	(26,144)	(36,018)
Interest income	272	403
Interest expense	(200)	(127)
Other income (expense), net	6,683	(6,272)
Loss before income taxes	(19,389)	(42,014)
Provision for income taxes	176	878
Net loss	(19,565)	(42,892)
Less: Net loss attributable to noncontrolling interests	(3,232)	(3,648)
Net loss attributable to stockholders of Overstock.com, Inc.	$(16,333)	$(39,244)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(0.40)	$(1.18)
Weighted average common shares outstanding—basic	40,158	32,370
Net loss per common share—diluted:
Net loss attributable to common shares—diluted	$(0.40)	$(1.18)
Weighted average common shares outstanding—diluted	40,158	32,370

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended March 31,
	2020	2019
Net loss	$(19,565)	$(42,892)
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0, and $0	4	4
Other comprehensive income	4	4
Comprehensive loss	(19,561)	(42,888)
Less: Comprehensive loss attributable to noncontrolling interests	(3,232)	(3,648)
Comprehensive loss attributable to stockholders of Overstock.com, Inc.	$(16,329)	$(39,240)

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)

	Three months ended March 31,
	2020	2019
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	42,790	35,346
Common stock issued upon vesting of restricted stock	671	242
Common stock sold through ATM offering	416	2,214
Balance at end of period	43,877	37,802
Number of treasury stock shares
Balance at beginning of period	3,326	3,200
Common stock repurchased through business combination	—	47
Tax withholding upon vesting of restricted stock	225	72
Balance at end of period	3,551	3,319
Total number of outstanding shares	40,326	34,483

Common stock	$4	$3

Number of Series A preferred shares issued and outstanding	—	127
Number of Series A-1 preferred shares issued and outstanding (including 4,085 shares declared as a stock dividend, not yet distributed)	4,210	—
Number of Series B preferred shares issued and outstanding	357	355

Preferred stock	$—	$—

Additional paid-in capital
Balance at beginning of period	$764,845	$657,981
Stock-based compensation to employees and directors	3,268	3,985
Common stock sold through ATM offering, net	—	39,914
Other	(58)	(3)
Balance at end of period	$768,055	$701,877

Accumulated deficit
Balance at beginning of period	$(580,390)	$(458,897)
Net loss attributable to stockholders of Overstock.com, Inc.	(16,333)	(39,244)
Other	—	425
Balance at end of period	$(596,723)	$(497,716)

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)

	Three months ended March 31,
	2020	2019
Accumulated other comprehensive loss
Balance at beginning of period	$(568)	$(584)
Net other comprehensive income	4	4
Balance at end of period	$(564)	$(580)
Treasury stock
Balance at beginning of period	$(68,807)	$(66,757)
Common stock repurchased through business combination	—	(643)
Tax withholding upon vesting of restricted stock	(1,686)	(1,353)
Balance at end of period	(70,493)	(68,753)
Total equity attributable to stockholders of Overstock.com, Inc.	$100,279	$134,831

Equity attributable to noncontrolling interests
Balance at beginning of period	$62,771	$78,960
Net loss attributable to noncontrolling interests	(3,232)	(3,648)
Other	1,837	(581)
Total equity attributable to noncontrolling interests	$61,376	$74,731

Total stockholders' equity	$161,655	$209,562

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(19,565)	$(42,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,646	6,575
Amortization of intangible assets	923	1,481
Non-cash operating lease cost	1,630	1,667
Stock-based compensation to employees and directors	3,268	3,985
Deferred income taxes, net	8	895
(Gain)/loss on sale of cryptocurrencies	(219)	9
Impairment of cryptocurrencies	21	318
Impairment of equity securities	—	2,958
Losses on equity method securities	2,468	1,025
Gain on disposal of business	(10,705)	—
Other non-cash adjustments	1,625	1,858
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(11,141)	14,068
Inventories	1,162	554
Prepaids and other current assets	1,542	3,106
Other long-term assets, net	457	(189)
Accounts payable	(1,310)	(28,023)
Accrued liabilities	338	(6,962)
Deferred revenue	12,547	(10,640)
Operating lease liabilities	(1,751)	(1,249)
Other long-term liabilities	(171)	27
Net cash used in operating activities	(12,227)	(51,429)
Cash flows from investing activities:
Purchase of equity securities	(85)	(2,500)
Proceeds from sale of equity securities and marketable securities	2,179	5,535
Disbursement for notes receivable	(300)	(2,000)
Acquisitions of businesses, net of cash acquired	—	4,885
Expenditures for property and equipment	(3,638)	(4,144)
Deconsolidation of cash of Medici Land Governance, Inc.	(4,056)	—
Other investing activities, net	(99)	(2)
Net cash (used in) provided by investing activities	(5,999)	1,774

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds from long-term debt	47,500	—
Proceeds from sale of common stock, net of offering costs	2,848	30,957
Payments of taxes withheld upon vesting of restricted stock	(1,686)	(1,353)
Other financing activities, net	(1,413)	(648)
Net cash provided by financing activities	47,249	28,956
Net increase (decrease) in cash, cash equivalents and restricted cash	29,023	(20,699)
Cash, cash equivalents and restricted cash, beginning of period	114,898	142,814
Cash, cash equivalents and restricted cash, end of period	$143,921	$122,115

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$32	$86
Income taxes paid, net	4	130
Non-cash investing and financing activities:
Property and equipment financed through accounts payable and accrued liabilities	$190	$304
Common stock repurchased through business combination	—	643
Receivables converted to equity securities	186	359
Recognition of ROU Asset and Liabilities for new lease (Operating)	41	7,961
Recognition of ROU Asset and Liabilities for new lease (Financing)	517	—
Recognition of right-of-use assets upon adoption of ASC 842	—	30,968
Proceeds from sale of common stock included in accounts receivable	—	8,957
Proceeds from the sale of marketable securities included in accounts receivable	3,081	—
Deposit applied to business combination purchase price	—	7,347
Equity method security applied to business combination purchase price	—	3,707

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonal and other factors.

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

In February 2020, Medici Land Governance, Inc. ("MLG"), an indirect majority-owned subsidiary, consummated the sale of shares of its common stock to an unrelated third-party. Upon completion of the transaction, our indirect ownership in MLG was reduced from 57% to 35% of MLG's issued and outstanding shares of common stock. As a result of our loss of a controlling financial interest in MLG under the voting interest model, we performed an assessment of control under the variable interest entity ("VIE") model and determined MLG does not meet the qualifications of a VIE for purposes of our consolidation. Accordingly, we deconsolidated MLG's consolidated net assets and noncontrolling interest from our consolidated financial statements and results beginning on February 22, 2020, the date that control ceased. The amount of gain recognized on the deconsolidation was $10.7 million, which is included in our consolidated statements of operations in Other income (expense), net. The gain primarily relates to the remeasurement of our retained equity interest in MLG at fair value, which was determined based on the same price per share MLG provided for the sale of common stock to the third-party and price per share we received in settling a portion of our intercompany debt for additional shares in MLG. Post deconsolidation, MLG became one of our equity method investees for which we perform services. See Equity method securities under ASC 323 below for additional information.

Use of estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, Club O and gift card breakage, sales returns, vendor incentive discount offers, inventory valuation, depreciable lives of property and equipment and internally-developed software, goodwill valuation, intangible asset valuation, equity securities valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities and contingencies. Our estimates involving, among other items, sales volume, pricing, cost and availability of inventory, consumer demand and spending habits, and the continued operations of our supply chain and logistics network are even more difficult to estimate as a result of uncertainties associated with the duration of the various shelter-in-place orders across the globe related to the novel coronavirus ("COVID-19") pandemic and the post-pandemic economic recovery. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, the variability of these factors depends on a number of conditions, including uncertainty associated with the recent COVID-19 pandemic, and thus our accounting estimates may change from period to period. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $2.8 million and $2.8 million at March 31, 2020 and December 31, 2019, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of March 31, 2020 and December 31, 2019, as indicated (in thousands):

	Fair Value Measurements at March 31, 2020:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$2,811	$2,811	$—	$—
Equity securities, at fair value	414	414	—	—
Marketable securities, at fair value	3,838	3,838	—	—
Trading securities held in a "rabbi trust" (1)	85	85	—	—
Total assets	$7,148	$7,148	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$84	$84	$—	$—
Total liabilities	$84	$84	$—	$—

	Fair Value Measurements at December 31, 2019:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$2,799	$2,799	$—	$—
Equity securities, at fair value	823	823	—	—
Marketable securities, at fair value	10,308	10,308	—	—
Trading securities held in a "rabbi trust" (1)	116	116	—	—
Total assets	$14,046	$14,046	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$116	$116	$—	$—
Total liabilities	$116	$116	$—	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Accounts receivable, net

Accounts receivable consist primarily of trade amounts due from customers in the United States and uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We maintain an allowance for expected credit losses based upon our business customers' financial condition, payment history, our historical collection experience, and any future expected economic conditions. The allowance for credit losses was $1.0 million and $2.5 million at March 31, 2020 and December 31, 2019, respectively.

Concentration of credit risk

One bank held the majority of our cash and cash equivalents at March 31, 2020 and December 31, 2019. Our cash equivalents primarily consist of money market securities which are uninsured. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Inventories

Inventories include merchandise purchased for resale, which are accounted for using a standard costing system which approximates the first-in-first-out ("FIFO") method of accounting and are valued at the lower of cost and net realizable value. Inventory valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

Prepaids and other current assets

Prepaids and other current assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, prepaid inventories, other miscellaneous costs, notes receivables, and cryptocurrency-denominated assets ("cryptocurrencies").

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

During the three months ended March 31, 2020 and 2019, we capitalized $2.9 million and $3.5 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Depreciation of costs for the same periods associated with internal-use software and website development was $3.4 million and $3.2 million, respectively.

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2020	2019
Cost of goods sold - retail	$190	$175
Technology	4,771	5,175
General and administrative	1,685	1,225
Total depreciation	$6,646	$6,575

Total accumulated depreciation of property and equipment was $226.4 million and $221.8 million at March 31, 2020 and December 31, 2019, respectively. Upon sale or retirement of assets, cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in our consolidated statements of operations.

Equity securities under ASC 321

At March 31, 2020, we held minority interests (less than 20%) in certain public and privately held entities, accounted for under ASC Topic 321, Investments—Equity Securities ("ASC 321"), which are included in Equity securities and Marketable securities in our consolidated balance sheets. We measure our ASC 321 equity securities and marketable securities at fair value, unless there is no readily determinable fair value for the underlying security. Where there is no readily determinable fair value, we have elected the measurement alternative described in ASC 321 and below. Dividends received are reported in earnings if and when received. We review our securities individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the security is less than its carrying value. If such events or circumstances have occurred, we estimate the fair value of the security and recognize an impairment loss equal to the difference between the fair value of the security and its carrying value which is recorded in Other income (expense), net in our consolidated statements of operations. In such cases, the estimated fair value of the security is determined using unobservable inputs including assumptions by the investee's management including quantitative information such as lower valuations in recently completed or proposed financings. These inputs are classified as Level 3. Because several of these private companies are in the early startup or development stages, these entities are subject to potential changes in cash flows, valuation, as well as inability to raise additional capital which may be necessary for the liquidity needed to support their operations.

Certain of our equity securities lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The carrying amount of our equity securities without readily determinable fair values was approximately $3.9 million and $3.9 million at March 31, 2020 and December 31, 2019, respectively. Cumulative downward adjustments for price changes and impairments for our equity securities without readily determinable fair values were $6.2 million, and the cumulative upward adjustments for price changes to equity investments were $958,000 as of March 31, 2020. The impairments and downward adjustments for the period related to equity securities without readily determinable fair values at March 31, 2020 and 2019 is as follows (in thousands):

	Three months ended March 31,
	2020	2019
Impairments and downward adjustments of equity securities without readily determinable fair values	$—	$(2,958)

Certain of these equity securities and our marketable securities, which had a carrying value of $4.3 million at March 31, 2020 and $11.1 million at December 31, 2019, are carried at fair value based on Level 1 inputs. See Fair value of financial instruments above. The portion of unrealized gains and losses for the period related to equity securities with readily determinable fair value still held at March 31, 2020 and 2019 is calculated as follows (in thousands):

	Three months ended March 31,
	2020	2019
Net losses recognized during the period on equity securities	$(1,619)	$(618)
Less: Net losses recognized during the period on equity securities sold	(90)	—
Unrealized losses during the reporting period on equity securities still held	$(1,529)	$(618)

Equity method securities under ASC 323

At March 31, 2020, we held minority interests in certain privately held entities accounted for as equity method securities under ASC Topic 323, Investments - Equity Method and Joint Ventures ("ASC 323"), which are included in Equity securities in our consolidated balance sheets. We can exercise significant influence, but not control, over these entities through either holding more than a 20% voting interest in the entity or through our representation on the entity's board of directors. For certain of these entities, we provide developer and other secondment services. For the three months ended March 31, 2020 and 2019, we recognized $1.6 million and $608,000 of developer and other secondment services revenue, respectively, in Other revenue on our consolidated statements of operations.

The following table includes our equity method securities and related ownership interest as of March 31, 2020:

Ownership interest
Bitt Inc.	21%
Boston Security Token Exchange LLC	50%
Chainstone Labs, Inc.	29%
FinClusive Capital, Inc.	10%
GrainChain, Inc.	18%
Medici Land Governance	35%
Minds, Inc.	24%
PeerNova, Inc.	11%
SettleMint NV	29%
Spera, Inc.	19%
VinX Network Ltd.	29%
Voatz, Inc.	20%

The carrying amount of our equity method securities was approximately $49.5 million and $37.3 million at March 31, 2020 and December 31, 2019, respectively. The carrying value of our equity method securities exceeded the amount of underlying equity in net assets of our equity method securities and the difference was primarily related to goodwill and the fair value of intangible assets. The basis difference attributable to amortizable intangible assets is amortized over their estimated useful lives. We record our proportionate share of the net income or loss from our equity method securities and the amortization of the basis difference related to intangible assets in Other income (expense), net in our consolidated statements of operations with corresponding adjustments to the carrying value of the asset. We review our securities individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the security is less than its carrying value. If such events or circumstances have occurred and deemed to be "other-than-temporary," we estimate the fair value of the security and recognize an impairment loss equal to the difference between the fair value of the security and its carrying value which is recorded in Other income (expense), net in our consolidated statements of operations.

The following table summarizes the net losses recognized on equity method securities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Net loss recognized on our proportionate share of the net losses of our equity method securities and amortization of the basis difference	$2,468	$1,025
Net loss recognized during the period on equity method securities sold	—	524

At March 31, 2020, we had a $5 million contractual off-balance sheet contingent obligation to provide additional funding in the future to our Boston Security Token Exchange LLC ("BSTX") joint venture if and when, during the first 48 months after the establishment of the entity, the aggregate cash balance of BSTX's combined bank accounts fall below $2 million for any reason. Such obligation has not been accrued for as the timing of the resolution of the contingency and payment of such obligation is not determinable as of the balance sheet date.

Noncontrolling interests in Controlled Subsidiaries

Our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), conducts its primary business through its majority-owned subsidiaries, tZERO Group, Inc. ("tZERO"), which includes a financial technology company, two related registered broker-dealers and another entity which has applied to become a registered broker-dealer, a digital wallet and exchange services company, and certain strategic interests in other entities which support or align with tZERO's objectives and strategies. Medici Ventures and tZERO, and their respective consolidated subsidiaries are included in our consolidated financial statements. We deconsolidated MLG's consolidated net assets and noncontrolling interest from our consolidated financial statements and results beginning on February 22, 2020, the date that control ceased. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. Our December 2019 annual impairment tests of goodwill indicated no impairment of our goodwill at December 31, 2019.

Due to the impact of the COVID-19 pandemic on the retail sector, overall economy, and our market capitalization, we performed an interim goodwill impairment assessment to determine whether an impairment loss may have been incurred. We qualitatively assessed whether it was more likely than not that goodwill was impaired as of March 31, 2020. We reviewed our forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business from the COVID-19 pandemic, (2) the reduction in our market capitalization, (3) the impact of social distancing on our workforce, along with any other government mandated measures and (4) the impact the COVID-19 pandemic has had to our supply chain. Based on our interim impairment assessment as of March 31, 2020, we have determined that our goodwill is not impaired. However, we are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business. There were no impairments to goodwill recorded during the three months ended March 31, 2020 and 2019.

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

Intangible assets, net consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Intangible assets subject to amortization, gross (1)	$30,267	$30,284
Less: accumulated amortization of intangible assets subject to amortization	(19,430)	(18,528)
Total intangible assets, net	$10,837	$11,756
___________________________________________

(1)	— At March 31, 2020, the weighted average remaining useful life for intangible assets subject to amortization was 5.52 years.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories in our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2020	2019
Technology	$847	$853
Sales and marketing	11	16
General and administrative	65	(830)
Total amortization	$923	$39

In connection with our 2018 acquisition of Mac Warehouse, we received the final valuation information and completed our determination and allocation of the purchase price during the quarter ended March 31, 2019 and recognized adjustments to the provisional values as of March 31, 2019, which among other items decreased the recognized Intangible assets and resulted in a reversal of previously recognized amortization expense of $1.4 million during the quarter ended March 31, 2019.

Estimated amortization expense for the next five years is: $2.7 million for the remainder of 2020, $3.3 million in 2021, $2.1 million in 2022, $1.6 million in 2023, $804,000 in 2024, and $323,000 thereafter.

Impairment of long-lived assets

We review property and equipment, right-of-use assets, and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, the variability of these factors depends on a number of conditions, including uncertainty associated with the recent COVID-19 pandemic, and thus our accounting estimates may change from period to period. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the three months ended March 31, 2020 and 2019.

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

Revenue is recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer or the date a service is provided, and is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as deferred revenue prior to delivery of products or services ordered. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the fulfillment source (either our warehouses, those warehouses we control, or those of our partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates which can be further impacted by uncertainty, volatility, and any disruption to our carriers caused by the COVID-19 pandemic.

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

Club O loyalty program

We have a customer loyalty program called Club O for which we sell annual memberships. For Club O memberships, we record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O loyalty program allows members to earn Club O Reward dollars for qualifying purchases made on our Website. Customers may redeem Club O Reward dollars on future purchases made through our Website, which conveys a material right to the customer. As such, the initial transaction price giving rise to the reward dollar is allocated to each separate performance obligation based upon its relative standalone selling price. In determining the standalone selling price, we incorporate assumptions about the redemption rates of loyalty points. We recognize revenue for Club O Reward dollars when customers redeem such rewards as part of a purchase on our Website.

We record the standalone value of reward dollars earned in deferred revenue at the time the reward dollars are earned. Club O Reward dollars expire 90 days after the customer's Club O membership expires. We recognize estimated reward dollar breakage, to which we expect to be entitled, over the expected redemption period in proportion to actual redemptions by customers. Breakage income related to Club O Reward dollars and gift cards are recognized as a component of Retail revenue in our consolidated statements of operations. Breakage included in revenue was $905,000 and $1.1 million for the three months ended March 31, 2020 and 2019.

Our total deferred revenue related to the outstanding Club O Reward dollars was $6.8 million and $6.7 million at March 31, 2020 and December 31, 2019, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Advertising Revenue

Advertising revenues are derived primarily from sponsored links and display advertisements that are placed on our Website, distributed via email, or sent out as direct mailers. Advertising revenue is recognized in Retail revenue when the advertising services are rendered. Advertising revenues were less than 3% of total net revenues for all periods presented.

Revenue Disaggregation

Disaggregation of revenue by major product line is included in Segment Information in Note 11—Business Segments.

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

The following table provides information about deferred revenue from contracts with customers, including significant changes in deferred revenue balances during the periods presented (in thousands):

Amount
Deferred revenue at December 31, 2018	$50,578
Increase due to deferral of revenue at period end	36,622
Decrease due to beginning contract liabilities recognized as revenue	(45,379)
Deferred revenue at December 31, 2019	41,821
Increase due to deferral of revenue at period end	41,520
Decrease due to beginning contract liabilities recognized as revenue	(29,198)
Deferred revenue at March 31, 2020	$54,143

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

The following table provides additions to and deductions from the sales returns allowance (in thousands):

Amount
Allowance for returns at December 31, 2018	$15,261
Additions to the allowance	117,040
Deductions from the allowance	(121,194)
Allowance for returns at December 31, 2019	11,107
Additions to the allowance	25,688
Deductions from the allowance	(26,643)
Allowance for returns at March 31, 2020	$10,152

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

	Three months ended March 31,
	2020		2019
Total revenue, net	$351,573	100%	$367,729	100%
Cost of goods sold
Product costs and other cost of goods sold	259,946	74%	277,218	75%
Fulfillment and related costs	15,787	4%	17,387	5%
Total cost of goods sold	275,733	78%	294,605	80%
Gross profit	$75,840	22%	$73,124	20%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to our Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in Sales and marketing expenses and totaled $32.6 million and $28.5 million during the three months ended March 31, 2020 and 2019, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $245,000 and $138,000 at March 31, 2020 and December 31, 2019, respectively.

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

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended March 31, 2020 as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

We have indefinitely reinvested foreign earnings of $2.7 million at March 31, 2020. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

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

On July 30, 2019, we announced that our Board of Directors had declared a dividend (the "Dividend") payable in shares of our Series A-1 Preferred Stock. The Dividend is payable at a ratio of 1:10, meaning that one share of Series A-1 Preferred Stock will be issued for every ten shares of OSTK common stock, ten shares of Series A-1 Preferred Stock, or ten shares of Series B Preferred Stock held by all holders of such shares as of the record date for the Dividend. The record date for the Dividend was April 27, 2020, and the distribution date for the Dividend will be May 19, 2020.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2020	2019
Net loss attributable to stockholders of Overstock.com, Inc.	$(16,333)	$(39,244)
Less: Preferred stock TZROP repurchase gain	—	(425)
Less: Preferred stock dividends - declared and accumulated	19	19
Undistributed loss	(16,352)	(38,838)
Less: Undistributed loss allocated to participating securities	(194)	(569)
Net loss attributable to common shares	$(16,158)	$(38,269)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(0.40)	$(1.18)
Weighted average common shares outstanding—basic	40,158	32,370
Effect of dilutive securities:
Stock options and restricted stock awards	—	—
Weighted average common shares outstanding—diluted	40,158	32,370
Net loss attributable to common shares—diluted	$(0.40)	$(1.18)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2020	2019
Stock options and restricted stock units	737	1,030

Recently adopted accounting standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Topic 326 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. Under the guidance, the measurement of credit losses will be based on a current expected credit losses methodology. We adopted the changes under the new standard on January 1, 2020. We utilized a prospective transition approach for our debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of ASU 2016-13. The implementation of ASU 2016-13 did not have a material impact on our consolidated financial statements and disclosures. We will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.

Recently issued accounting standards

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

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. For public entities, ASU 2020-01 is required to be adopted for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this ASU on our consolidated financial statements and related disclosures.

3. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019

Accrued compensation and other related costs	$18,224	$13,012
Accrued marketing expenses	12,109	13,063
Other accrued expenses	10,862	9,714
Allowance for returns	10,152	11,107
Accounts payable accruals	9,855	15,692
Accrued loss contingencies	9,555	9,550
Sales and other taxes payable	9,058	10,105
Accrued freight	8,642	5,954
Total accrued liabilities	$88,457	$88,197

4. BORROWINGS

Loan Core Capital Funding Corporation LLC loan agreements

In March 2020, we entered into two loan agreements with Loan Core Capital Funding Corporation LLC. The loan agreements provide a $34.5 million Senior Note, carrying interest at an annual rate of 4.242%, and a $13.0 million Mezzanine Note, carrying interest at an annual rate of 5.002%. The loans carry a blended annual interest rate of 4.45%. The Senior Note is for a 10-year term (stated maturity date is March 6, 2030) and requires interest only payments, with the principal amount and any then unpaid interest due and payable at the end of the 10-year term. The Mezzanine Note has a stated 10-year term, though the agreement requires principal and interest payments monthly over approximately a 46 month payment period. Both loans include certain financial and non-financial covenants and are secured by our corporate headquarters and the related land and rank senior to stockholders. As of March 31, 2020, the total outstanding debt on these loans was $46.8 million, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $3.1 million. Our debt issuance costs and debt discount are amortized using the straight-line basis which approximates the effective interest method.

While the ultimate impact of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations is dependent on future developments which are highly uncertain, we are in compliance with our debt covenants and we are closely monitoring the most recent developments regarding the COVID-19 pandemic, and potential impact to our ongoing compliance with debt covenants and ability to continue to meet our loan payment obligations as they become due.

5. LEASES

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

The following table provides a summary of leases by balance sheet location (in thousands):

	March 31, 2020	December 31, 2019
Operating right-of-use assets	$23,726	$25,384
Operating lease liabilities - current	5,968	6,603
Operating lease liabilities - non-current	20,409	21,554

The components of lease expenses were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Operating lease cost	$2,132	$2,505
Short-term lease cost	11	34
Variable lease cost	405	528

The following tables provides a summary of other information related to leases (in thousands, apart from weighted-average lease term and weighted average discount rate):

	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(2,261)	$(2,018)
Right-of-use assets obtained in exchange for new operating lease liabilities	$41	$7,961
Weighted-average remaining lease term - operating leases	5.91 years	7.27 years
Weighted-average discount rate - operating leases	8%	8%

Maturity of lease liabilities under our non-cancellable operating leases as of March 31, 2020, are as follows (in thousands):

Payments due by period	Amount
2020 (Remainder)	$6,382
2021	5,777
2022	5,628
2023	4,683
2024	3,485
Thereafter	7,358
Total lease payments	33,313
Less interest	6,936
Present value of lease liabilities	$26,377

6. COMMITMENTS AND CONTINGENCIES

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

In September 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California, alleging that we infringed a patent covering search and categorization software. We believe that certain third-party vendors of products and services sold to us are contractually obligated to indemnify us, and we have tendered defense of the case to an indemnitor who accepted the defense. In April 2016, the court entered an order partially dismissing the claims against us. In May 2016, the plaintiff filed an amended complaint and we filed an answer. In March 2020, the court entered a judgment of non-infringement in our favor and against the plaintiff.

In June 2013, William French ("French") and the State of Delaware ("Delaware") sued us, along with numerous other defendants, in the Superior Court of the State of Delaware for alleged violations of Delaware's unclaimed property laws. French and Delaware alleged that we knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. On June 28, 2019, the court entered a judgment against us in the amount of approximately $7.3 million (for certain unredeemed gift card balances, treble damages, and penalties) as a result of a jury verdict which was returned September 20, 2018. On October 23, 2019, the court entered an award of attorneys' fees and costs of $1.3 million and entered final judgment in the amount of $8.6 million. We filed an appeal in October 2019, and are awaiting a ruling from the Court. Our estimated liability for these amounts was included in Accrued liabilities at March 31, 2020. The expense associated with these litigation charges was included in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2018.

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

tZERO's broker-dealer subsidiaries are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. Each of SpeedRoute LLC ("SpeedRoute") and tZERO ATS, LLC is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 (the "Exchange Act") and in the states in which it conducts securities business and is a member of FINRA and other SROs (as applicable). In addition, tZERO ATS, LLC owns and operates an alternative trading system registered with the SEC. Each of SpeedRoute and tZERO ATS, LLC is subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and SROs with which it is registered or licensed or of which it is a member. Moreover, as a result of tZERO's projects seeking to apply distributed ledger technologies to the capital markets, tZERO's subsidiaries have been, and remain involved in, ongoing oral and written communications with regulatory authorities. As previously disclosed, tZERO's broker-dealer subsidiaries are currently undergoing various examinations, inquiries, and/or investigations undertaken by various regulatory authorities, which may result in financial and other settlements or penalties. Any significant failure by tZERO's broker-dealer subsidiaries to satisfy regulatory authorities that they are in compliance with all applicable rules and regulations could have a material adverse effect on tZERO and on us.

tZERO's subsidiary, tZERO Crypto, Inc., is registered as or is applying to become a money transmitter (or its equivalent) in many states and is subject to extensive regulatory requirements applicable to money services businesses, including the requirements of the Financial Crimes Enforcement Network of the U.S. Department of the Treasury ("FinCEN"), anti-money laundering requirements, know-your-customer requirements, record-keeping, reporting and capital and bonding requirements, and inspection by state and federal regulatory agencies. Compliance with these requirements requires the dedication of significant resources and any material failure by tZERO Crypto, Inc. to remain in compliance with the applicable regulatory requirements could subject it to liability or limit the services it may offer.

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former chief executive officer and former chief financial officer in the United States District Court in the Central District of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), Section 20(A) of the Exchange Act. On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming the Company and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our president of retail, our former chief executive officer, and our former chief financial officer. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend this consolidated action.

On November 22, 2019, a shareholder derivative suit was filed against us and certain past and present directors and officers of the Company in the United States District Court for the District of Delaware, with allegations that include: (i) breach of fiduciary duties, (ii) unjust enrichment, (iii) insider selling and misappropriation of the company's information, and (iv) contribution under Sections 10(b) and 21D of the Exchange Act. On December 17, 2019, a similar lawsuit was filed in the same court, naming the same defendants, bringing similar claims, and seeking similar relief. These cases were consolidated into a single lawsuit in January 2020. In March 2020, the court entered a stay on litigation, pending the outcome of the securities class action motion to dismiss. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend these actions.

On April 23, 2020, a putative class action lawsuit was filed against us in the Circuit Court of the County of St. Louis, State of Missouri, alleging that we over-collected taxes on products sold into the state of Missouri. No estimate of the possible loss or range of loss can be made at this time. We intend to vigorously defend this action.

We establish liabilities when a particular contingency is probable and estimable. At March 31, 2020 and December 31, 2019, we have accrued $9.6 million and $9.6 million, respectively, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

7. INDEMNIFICATIONS AND GUARANTEES

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include, but are not limited to, indemnities we entered into in favor of Loan Core Capital Funding Corporation LLC under our loan agreements, various lessors in connection with facility leases for certain claims arising from such facility or lease, the environmental indemnity we entered into in favor of the lenders under our prior loan agreements, customary indemnification arrangements in underwriting agreements and similar agreements, and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. As such, we are unable to estimate with any reasonableness our potential exposure under these items. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.

8. STOCKHOLDERS' EQUITY

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends declared by the Board of Directors out of funds legally available, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.

On July 30, 2019, we announced that our Board of Directors had declared the Dividend payable in shares of our Series A-1 Preferred stock. On September 18, 2019, we announced our intent to register the Series A-1 Preferred stock to be issued pursuant to the Dividend under the Securities Act of 1933 and postponed the previously announced record and distribution dates for the Dividend. On October 28, 2019, we announced that we would seek a stockholder vote at a stockholder special meeting to allow us to amend the certificates of designation for our preferred shares and removing certain restrictions, to facilitate issuance of the Dividend. On February 13, 2020, a special meeting of stockholders was held, where the stockholders approved amendments to our certificate of designation allowing us to proceed with issuing the Dividend. On April 7, 2020, we announced a record date of April 27, 2020 for the Dividend and a distribution date for the Dividend of May 19, 2020.

Preferred Stock

On May 1, 2019, we informed holders of our Series A Preferred stock of an opportunity to exchange (the "Exchange") outstanding Series A Preferred stock for newly-issued shares of the Company's Series A-1 Preferred stock. On June 26, 2019, the Exchange was completed for participating stockholders. In connection with the Exchange, 122,526 shares of Series A Preferred stock were validly tendered and accepted for exchange by the Company and the Company issued 122,526 shares of Series A-1 Preferred stock in exchange therefore.

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

Except as required by law, the preferred shares are intended to have voting and dividend rights similar to those of one share of common stock. Preferred shares rank senior to common stock with respect to dividends. Holders of the preferred shares are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds of the Company legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the preferred shares are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split, or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share to the holders of our preferred stock during 2018 and 2019.

Neither the Series A-1 Preferred stock nor Series B Preferred stock is required to be converted into or exchanged for shares of our common stock or any other entity; however, at our sole discretion, we may convert the Series A-1 Preferred stock into Series B Preferred stock at any time on a one-to-one basis. In the event of any liquidation, any amount available for distribution to stockholders after payment of all liabilities will be distributed proportionately, with each share of Series A-1 Preferred stock and each share of Series B Preferred stock being treated as though it were a share of our common stock. If we are party to any merger or consolidation in which our common stock is changed into or exchanged for stock or other securities of any other person (or the Company) or cash or any other property (or a right to receive the foregoing), we will use all commercially reasonable efforts to cause each outstanding share of the Preferred Stock to be treated as if such share were an additional outstanding share of common stock in connection with any such transaction. Neither the Series A-1 Preferred stock nor the Series B Preferred stock is registered under the Exchange Act.

JonesTrading Sales Agreement

We entered into a Capital on DemandTM Sales agreement dated August 9, 2018 (which was subsequently amended on March 15, 2019, November 12, 2019, and April 9, 2020) with JonesTrading Institutional Services LLC ("JonesTrading"), under which we may conduct "at the market" public offerings of our common stock. Under the sales agreement, JonesTrading, acting as our agent, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the sales agreement, but we may do so from time to time. For the three months ended March 31, 2020, we did not sell any shares of our common stock pursuant to the sales agreement but have received $2.8 million of proceeds that was included in Accounts receivable, net on our consolidated balance sheet at December 31, 2019 for the sale of an aggregate of 415,904 shares of our common stock under the agreement that were executed in late December 2019. As of the effective date of the amended agreement, April 9, 2020, we had $80.0 million remaining available under our "at the market" sales program.

GSR Agreement

In August 2018, Overstock signed a Token Purchase Agreement with GSR Capital Ltd., a Cayman Islands exempted company ("GSR"). The Token Purchase Agreement sets forth the terms on which GSR agreed to purchase, for $30.0 million, on May 6, 2019 or such other date as agreed by the parties, security tokens at a price of $6.67 per security token. On May 8, 2019, the parties executed an Investment Agreement to replace the Token Purchase Agreement under which GSR agreed to purchase 508,710 shares of tZERO common stock, representing approximately 0.5% of the issued and outstanding common stock of tZERO. In exchange, GSR agreed to transfer to tZERO a total of $5.0 million in consideration. On September 16, 2019, in recognition of GSR's remaining obligations under the Investment Agreement, tZERO and GSR entered into a Promissory Note under which GSR promised to pay the remaining consideration due to tZERO under the Investment Agreement in the form of U.S. dollars in multiple installments by December 6, 2019. A further letter agreement was entered into by tZERO and GSR in March 2020 obligating GSR to make the remaining payments by March 31, 2020 to avoid all payments becoming non-exclusive damages and relieving tZERO of any obligation to issue shares to GSR. GSR completed their final payment of principal and accrued interest on March 31, 2020, satisfying its obligations under the Promissory Note and Investment Agreement. tZERO issued the shares of tZERO common stock to GSR on April 1, 2020 in full satisfaction of the Investment Agreement.

9. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including stock options and restricted stock. Employee accounting applies to awards granted by the Company or subsidiary of the Company or subsidiary's shares only to its own employees, respectively. Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2020	2019
Cost of goods sold — retail	$53	$47
Sales and marketing	389	441
Technology	915	1,227
General and administrative	1,911	2,270
Total stock-based compensation	$3,268	$3,985

Overstock restricted stock awards

The Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan (the "Plan") provides for the grant of incentive stock options to employees and directors of the Company and non-qualified stock options to consultants, as well as restricted stock units and other types of equity awards of the Company. These restricted stock awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year, subject to the recipient's continuing service to us. In addition to our traditional equity awards, during the quarter ended March 31, 2019, we granted 502,765 restricted stock awards with a cumulative grant date fair value of $8.6 million which vested over a one-year period.

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

The following table summarizes restricted stock award activity during the three months ended March 31, 2020 (in thousands, except per share data):

	Three months ended March 31, 2020
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	1,051	$26.22
Granted at fair value	436	9.03
Vested	(671)	23.96
Forfeited	(79)	28.35
Outstanding—end of period	737	$17.88

Medici Ventures stock options

The Medici Ventures, Inc. 2017 Stock Option Plan, as amended, provides for the grant of options to employees and directors of and consultants to Medici Ventures to acquire up to approximately 9% of the authorized shares of Medici Ventures' common stock. Medici Ventures authorized 1.5 million shares, 900,000 of which are issued and outstanding to Overstock, and 130,000 of which are subject to the 2017 Stock Option Plan. The remaining 470,000 are authorized but unissued. Options vested under this plan expire at the end of ten years. No stock option awards were granted during the three months ended March 31, 2020.

tZERO equity awards

The tZERO Group, Inc. 2017 Equity Incentive Plan, as amended, provides for grant of options and restricted stock to employees and directors of and consultants to tZERO to acquire up to 5% of the authorized shares of tZERO's common stock. During the three months ended March 31, 2020, tZERO granted 10,000 restricted stock awards with a cumulative grant date fair value of $30,500 which will be expensed on a straight-line basis over a cliff vesting period of two years. No stock option awards were issued during the three months ended March 31, 2020.

10. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Three months ended March 31,
	2020	2019
Gain on deconsolidation of net assets of Medici Land Governance, Inc.	$10,741	$—
Other	44	543
Impairment of equity securities	—	(2,958)
Impairment of notes receivable	(15)	(1,237)
Loss on sale of equity securities and marketable securities	(90)	(977)
Unrealized loss on equity securities and marketable securities	(1,529)	(618)
Equity method losses	(2,468)	(1,025)
Total other income (expense), net	$6,683	$(6,272)

11. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. We determined our segments based on how we manage our business. We allocate corporate support costs (administrative functions such as finance, human resources, and legal) to our operating segments based on their estimated usage and based on how we manage our business. Our Medici business includes two reportable segments, tZERO and the unconsolidated financial information for Medici Ventures ("MVI"). MVI was identified as a reportable segment separate from Other during 2019. We have recast prior period segment information to conform with current year presentation. MVI consists of the Medici business not associated with tZERO or MLG. We deconsolidated MLG's consolidated net assets and noncontrolling interest from our consolidated financial statements beginning on February 22, 2020, the date that control ceased. We use pre-tax net income (loss) as the measure to determine our reportable segments. Other consists of MLG, which was deconsolidated beginning February 22, 2020, and our unallocated corporate support costs.

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

We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the three months ended March 31, 2020 and 2019.

The following table summarizes information about reportable segments and a reconciliation to consolidated net income (loss) for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	Retail	tZERO	MVI	Other	Total
2020
Revenue, net	$339,598	$10,239	$1,574	$162	$351,573
Cost of goods sold	265,392	8,767	1,574	—	275,733
Gross profit	74,206	1,472	—	162	75,840
Operating expenses	82,835	12,258	2,908	3,983	101,984
Interest and other income (expense), net (1)	(299)	(1,782)	8,833	3	6,755
Pre-tax income (loss)	$(8,928)	$(12,568)	$5,925	$(3,818)	(19,389)
Provision for income taxes					176
Net loss (2)					$(19,565)

2019
Revenue, net	$362,625	$4,496	$608	$—	$367,729
Cost of goods sold	290,640	3,357	608	—	294,605
Gross profit	71,985	1,139	—	—	73,124
Operating expenses	85,336	15,553	4,253	4,000	109,142
Interest and other income (expense), net (1)	135	(963)	(5,164)	(4)	(5,996)
Pre-tax loss	$(13,216)	$(15,377)	$(9,417)	$(4,004)	(42,014)
Provision for income taxes					878
Net loss (2)					$(42,892)
__________________________________________

(1)
 — Excludes intercompany transactions eliminated in consolidation, which consist primarily of service fees and interest. The net amounts of these intercompany transactions were $1.1 million and $415,000 for the three months ended March 31, 2020 and 2019.

(2)	— Net loss presented for segment reporting purposes is before any adjustments attributable to noncontrolling interests.

Upon deconsolidation of MLG, we recognized our retained equity interest in MLG as an equity method security held by our MVI segment which resulted in a $10.7 million gain included in Interest and other income (expense), net in the table above for our MVI segment for the three months ended March 31, 2020. See Note 2. Accounting Policies, Principles of consolidation, for additional details on the gain recognized.

For the three months ended March 31, 2020 and 2019, substantially all of our revenues were attributable to customers in the United States. At March 31, 2020 and December 31, 2019, substantially all our property and equipment were located in the United States.

12. BROKER DEALERS

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

tZERO ATS, LLC is a FINRA-registered broker-dealer that owns and operates the tZERO ATS and is a wholly-owned subsidiary of tZERO. The tZERO ATS is a closed trading system available only to broker-dealer subscribers. The tZERO ATS does not accept orders from non-broker-dealers, nor does it hold, own or sell securities. The tZERO ATS currently supports the trading of two digital securities, the Series A-1 Preferred stock and TZROP and, in the future, is expected to support digital securities from other issuers.

SpeedRoute and tZERO ATS, LLC are subject to the SEC's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. The following table summarizes the net capital ratio (in thousands, apart from the net capital ratio):

	March 31, 2020	December 31, 2019
SpeedRoute
Net capital	$1,427	$850
Required net capital	370	145
Net capital, in excess of required	$1,057	$705
Net capital ratio	3.88	2.56

tZERO ATS, LLC
Net capital	$66	$110
Required net capital	5	5
Net capital, in excess of required	$61	$105
Net capital ratio	0.28	0.27

SpeedRoute and tZERO ATS, LLC Securities did not have any securities owned or securities sold, not yet purchased at March 31, 2020 and December 31, 2019, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. The statements in this section regarding industry outlook, our expectations regarding the performance of our business and any other non-historical statements are forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements contained herein. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Special Cautionary Note Regarding Forward Looking Statements" and in Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q. You should read the following discussion together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part I, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We are an online retailer and advancer of blockchain technology. As used herein, "Overstock", "Overstock.com", "O.co", "the Company", "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Our Retail Business

Our online retail business seeks to provide goods to furnish and accessorize "dream homes" for our target customers—consumers who seek quality, stylish merchandise at bargain prices. We believe that the furniture and home goods market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales, particularly as Millennial consumers (which we define as those aged 21-37), who are generally comfortable shopping online, start families and move into new homes. As a result of the COVID-19 pandemic and resulting state and local government mandates of home confinement and closure of many brick-and-mortar stores, we have seen strong trends to online sales as consumers migrate to online shopping. We regularly change our product assortment to meet the evolving preferences of our customers and current trends. Our products include, among others, furniture, home décor including rugs, bedding and bath, home improvement, and kitchen items. We sell our products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the "Website"). Nearly all our retail sales through our Website were from transactions in which we fulfilled orders through our network of manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. Our retail sales also includes sales of our own inventory shipped from our warehouses, including some customer returns of partner products.

Our Medici Ventures Business

Our Medici business initiatives include our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), which conducts the majority of its business through its majority-owned subsidiary tZERO Group, Inc. ("tZERO"). Medici Ventures' strategy is to create or foster a set of products and solutions that leverage blockchain technology to generate efficiencies and increase security and control in six areas: identity management, property rights and management, central banking and currencies, capital markets, supply chains and commerce, and voting systems. A blockchain is a cryptographically secured, distributed infrastructure, or network, which may be accessed and, in some cases, maintained by each member of the network. Medici Ventures' team of software engineers, developers and other technologists work in blockchain development and deployment and enterprise level software development and deployment. Medici Ventures provides the services of some of its software engineers, developers, or other technologists to other blockchain companies. Medici Ventures also owns strategic minority equity interests in several blockchain-related companies, each of which focuses on at least one of the areas mentioned above. Medici Ventures takes an active interest in and holds seats on the boards of some of these companies. All the companies in which Medici Ventures holds strategic equity interests are startup businesses, businesses in the development stage, or businesses with a short operating history. The majority of Medici Ventures' business is its 80% interest in tZERO, as described below.

Our tZERO Business

tZERO is a financial technology company pursuing initiatives to develop and commercialize financial applications of blockchain technologies. tZERO's primary focus is on the development and adoption of digital securities. tZERO focuses on developing the supply side of this marketplace by creating, marketing and licensing a suite of technologies (the "tZERO Technology Stack") that enables issuers to issue, and relevant regulated market participants to support the issuance, trading, clearance and settlement of digital securities. Throughout this report we refer to "digital securities" which are conventional uncertificated securities where the issuer arranges for a digital "courtesy carbon copy" of the transfer agent's share registry to be viewable on the blockchain and may also be referred to as "digitally-enhanced securities".

tZERO also supports the demand for and adoption of such assets by developing the tZERO Technology Stack for use by regulated venues on which those digital securities can trade, as well as investing in subsidiaries and joint venture entities that own and operate such trading venues. These investments include the alternative trading system (the "tZERO ATS") run by its wholly-owned subsidiary, tZERO ATS, LLC, which provides a licensed venue for matching buy and sell orders to its broker-dealer subscribers, including for the trading of digital securities, and its joint venture with BOX Digital Markets LLC ("BOX Digital"), intended to develop a U.S. national securities exchange facility with regulatory approvals enabling it to support trading in a type of digital security called a security token. Another wholly-owned subsidiary of tZERO, tZERO Markets, LLC ("tZERO Markets"), is in the process of seeking regulatory approvals from FINRA and the SEC and, subject to such approval, intends to offer a website and mobile application that allows retail customers to conduct self-directed trading of conventional and digital securities, along with other activities.

In addition, tZERO also maintains certain non-blockchain businesses, including the broker-dealer activities of its subsidiaries, tZERO ATS, LLC and SpeedRoute, LLC ("SpeedRoute"). tZERO's remaining businesses include tZERO Crypto, Inc., a cryptocurrency wallet and exchange services business, and Verify Investor, LLC, an accredited investor verification company.

For additional information regarding the description of our businesses, see Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2019 Annual Report on Form 10-K.

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

•
Overhaul Discounting and Pricing Experience - "Smart Value" is the central brand pillar of our value proposition. We believe clarifying our pricing and discounting experience allows customers to more confidently purchase at Overstock. Savvy shoppers expect a "smart deal," including saving through coupons, site sales, Club O rewards and financing. We have historically offered free shipping (over $45) but during the COVID-19 pandemic, in order to serve our customers during this challenging time, we are offering free shipping on everything to the continental U.S. We believe our net promoter score (NPS), repeat purchase rates and conversion will improve as we better optimize the mix of offers and clarify the pricing and discounting experience.

•
Real Time Performance and SKU Profitability - We are improving our ability to address site, assortment and pricing issues more quickly by enhancing our real-time visibility into site, category, and marketing channel performance. We believe this initiative allows us to improve margin by more quickly resolving site issues for an improved customer experience.

•
Expand Partner Sponsored Marketing - We are expanding the "Overstock Sponsored Product" program, a platform for our drop ship partners to promote their products to shoppers through a cost-per-click auction platform. In addition, we have implemented a marketing allowance program across our partner network. This marketing allowance program allows us to optimize the marketing promotion type, mix and on-sale assortment to better meet the needs of our target customer segments and adapt to seasonal relevance.

Strategies for our Medici Business

Medici Ventures' primary business focus continues to be accelerating adoption of blockchain technology to democratize capital, eliminate middlemen, and re-humanize commerce. Medici Ventures accomplishes this by doing the following:

•
Enable existing keiretsu companies to extend runway to profitability - The companies in Medici Ventures' keiretsu continue to release products into production. Medici Ventures supports its keiretsu companies by offering a variety of services including development, design, public relations services, and assistance in raising capital from third parties to extend the companies' runway to profitability.

•
Educate the public and policy makers on blockchain technologies - Medici Ventures works to increase general knowledge of blockchain technology, use cases, and corresponding value through speaking opportunities, article publication, policy maker outreach, and other public relations work.

•
Opportunistically approach future partnerships - Medici Ventures continues to review and seek out strategic opportunities to take ownership interests in seed-stage and startup companies that effectively use blockchain technology. This includes looking for companies that can effectively use Medici Ventures' enterprise-level technology development and design talent.

Strategies for our tZERO Business

tZERO is a financial technology company pursuing initiatives to develop and commercialize the financial applications of blockchain technologies. tZERO's primary initiatives currently consist of the following:

•
Promote trading - tZERO ATS is focused on quoting for trading high-quality digital securities. tZERO ATS, LLC is working with prospective issuers spanning various industries, including real estate, technology, health care and sports, as they seek to structure and issue new digital securities using the tZERO Technology Stack, as well as to provide liquidity to existing investors. Additionally, tZERO is enhancing the tZERO Technology Stack to support third party issuance protocols in order to support securities which have been digitally enabled by other technology companies and is cultivating relationships with established investment banks to help prospective issuers raise capital, prior to tokenizing and trading on the tZERO ATS.

•
Enhance liquidity - tZERO ATS is focused on enhancing liquidity. To achieve this, tZERO ATS, LLC is in discussions with several broker-dealers interested in subscribing to the tZERO ATS, which would enable their customers to trade digital securities traded on the ATS. tZERO is also supporting the distribution of Overstock's digital dividend, which it believes will serve as a catalyst for greater participation on the tZERO ATS. tZERO also continues to develop new trading venues for digital securities such as BSTX as it seeks regulatory approval for a U.S. national exchange facility, as well as working to launch tZERO Markets (subject to regulatory approval) to support further investors who wish to access such trading venues.

•
Create a world class trading experience - tZERO continues to seek opportunities to enhance the tZERO Technology Stack and improve investors' trading experience for all types of financial products. tZERO is working to allow digital securities to be traded via mobile application. It is also developing further enhancements of tZERO Crypto's separate wallet and exchange services, such as ensuring it is accessible on a web platform. tZERO believes a world-class trading experience will be key to investors' adoption of digital securities and tZERO's products and services.

•
Advocacy - tZERO operates businesses which are subject to complex and often uncertain legal environments and believes active engagement with regulatory authorities is necessary to realize the full potential of its business. tZERO continues, in partnership with other industry participants, to advocate regulatory reform with legislators and regulators in order to spur market innovation through the adoption of distributed ledger technology.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2019, and our accounting policies and use of estimates are further discussed in Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue decreased approximately 4% in Q1 2020 compared to the same period in 2019. This decrease was primarily due to decreased retail product sales resulting from a 2% decrease in customer orders and an increase in deferred revenue, partially offset by an increase in tZERO revenue mostly attributable to SpeedRoute trading revenue. Retail product sales and new customer growth accelerated significantly at the end of March corresponding to the impact of the COVID-19 pandemic, which trend has continued into April 2020, as discussed further under "—Additional commentary related to COVID-19" below. Due to the timing of this customer activity and in accordance with our revenue recognition policy, a portion of revenue will be recognized in Q2 when products were delivered. While we have observed this recent acceleration of demand for our products and resulting sales, we cannot estimate the impact that COVID-19 will have on our business in the future.

Gross profit increased approximately 4% in Q1 2020 compared to the same period in 2019 primarily due to an increase in gross margin. Gross margin increased to 21.6% in Q1 2020, compared to 19.9% in Q1 2019, primarily due to a decrease in shipping and returns costs and an increase in volume through our Overstock Sponsored Product platform.

Sales and marketing expenses as a percentage of revenue increased from 9.1% in Q1 2019 to 10.5% in Q1 2020 primarily driven by increased spending in the sponsored search and display ads on social media marketing channels, partially offset by decreased spending in the television marketing channel. These changes in marketing spending were particularly effective in our customer acquisition efforts, resulting in a 16% increase in traffic and a 9% increase in new customers compared to the first quarter of 2019.

Technology expenses decreased $2.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a $1.2 million decrease in technology licenses and maintenance costs, a $404,000 decrease in depreciation expense, a $326,000 decrease in technology staff-related costs, and a $299,000 decrease in consulting costs.

General and administrative expenses decreased $7.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $2.5 million legal settlement, a $2.1 million decrease in consulting expenses, and a $1.9 million decrease in staff-related costs.

Liquidity

Our consolidated cash and cash equivalents balance increased from $112.3 million as of December 31, 2019 to $141.3 million, as of March 31, 2020, an increase of $29.0 million, primarily as the result of $47.5 million in proceeds from long-term debt, $2.8 million in proceeds received in January from the sale of common stock executed in late December 2019 under our "at the market" sales agreement with JonesTrading, net of offering costs, and $2.2 million in proceeds from the sale of marketable securities, partially offset by cash outflows from operating activities of $12.2 million, cash outflow of $4.1 million from the deconsolidation of MLG's net assets, and $3.6 million in expenditures for property and equipment.

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
For the quarter ended March 31, 2020, our pre-tax income in our Medici Ventures business, excluding our loss in our tZERO business, was $5.9 million primarily as a result of a $10.7 million gain recognized on the deconsolidation of MLG; however, we expect to continue to incur significant losses in our Medici Ventures business during 2020.

Additional commentary related to tZERO

To date, tZERO has focused primarily on developing its blockchain businesses and exploring opportunities for novel financial applications of blockchain technology. tZERO does not yet have a stable customer base or backlog orders and has not yet generated any meaningful revenue from any commercially available applications of its blockchain initiatives. The businesses, products, and services that tZERO is pursuing or contemplating will require substantial additional funding, initially for technology development and regulatory compliance, as well as for working capital, marketing and sales, and other substantial costs of developing new products and businesses in emerging areas of technology. For the three months ended March 31, 2020, our pre-tax loss in our tZERO business, excluding our loss in the non-tZERO portion of our Medici business, was $12.6 million, and we expect to continue to incur significant losses in our tZERO business during 2020.

Additional commentary related to COVID-19

Overstock has responded well to the opportunities and challenges brought by COVID-19. In our retail business, customer demand has increased significantly, particularly in our key home furnishings categories. As a result, we have seen an increase in website traffic and new customers, and our retail sales have accelerated to over 120% year over year growth in April. Our online-only platform and partner network of more than 4,500 drop-ship facilities has allowed us to meet this surge in demand without significant operational disruption. However, we have faced challenges with increased volume through our customer service channels and with capacity issues from our shipping carriers. We have seen little interruption at tZERO and its subsidiaries, some of which have seen significantly increased trading activity due to market volatility. However, market depression, volatility, and delays in trading and capital raises pose some risk to tZERO going forward. Most of our Medici Ventures keiretsu companies have seen little disruption; some are working to solve some of the global problems exacerbated by this pandemic. All corporate staff is working remotely and we are hiring in key areas to support the growth we are seeing in our retail business. We are unsure of the duration of these impacts and how the evolving COVID-19 situation will affect our business in the future.

Series A-1 Dividend

On July 30, 2019, we announced that our Board of Directors had declared a dividend (the "Dividend") payable in shares of our Series A-1 Preferred Stock. The Dividend is payable at a ratio of 1:10, meaning that one share of Series A-1 Preferred Stock will be issued for every ten shares of OSTK common stock, ten shares of Series A-1 Preferred Stock, or ten shares of Series B Preferred Stock held by all holders of such shares as of the record date for the Dividend. The record date for the Dividend was April 27, 2020, and the distribution date for the Dividend will be May 19, 2020.

Results of Operations

Comparisons of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

Revenue

The following table reflects our net revenues for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019	$ Change	% Change
Revenue, net
Retail	$339,598	$362,625	$(23,027)	(6.4)%
Other	11,975	5,104	6,871	134.6%
Total revenue, net	$351,573	$367,729	$(16,156)	(4.4)%

The approximately 4% decrease in total net revenue for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to decreased retail product sales resulting from a 2% decrease in customer orders, and an increase in deferred revenue, partially offset by an increase in tZERO revenue mostly attributable to SpeedRoute trading revenue. Retail product sales and new customer growth accelerated significantly at the end of March aligning to the impact of the COVID-19 pandemic. Due to the timing of this customer activity and in accordance with our revenue recognition policy, a portion of revenue will be recognized in Q2 when products were delivered. While we have observed this recent acceleration of demand for our products and resulting sales, we cannot estimate the impact that COVID-19 will have on our business in the future.

International net revenues were less than 2% of total net revenues for each of the three months ended March 31, 2020 and 2019.

Change in estimate of average transit times (days)

Our retail revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates, which can be further impacted by uncertainty, volatility, and any disruption to our carriers caused by the COVID-19 pandemic.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended March 31, 2020 (in thousands):

	Three months ended March 31, 2020
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(9,539)	$(1,716)
1	$(4,712)	$(846)
As reported	As reported	As reported
-1	$6,266	$1,093
-2	$18,286	$3,284

Gross profit and gross margin

Our overall gross margins fluctuate based on changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019	$ Change	% Change
Revenue, net
Retail	$339,598	$362,625	$(23,027)	(6.4)%
Other	11,975	5,104	6,871	134.6%
Total net revenue	351,573	367,729	(16,156)	(4.4)%
Cost of goods sold
Retail	265,392	290,640	(25,248)	(8.7)%
Other	10,341	3,965	6,376	160.8%
Total cost of goods sold	275,733	294,605	(18,872)	(6.4)%
Gross Profit
Retail	74,206	71,985	2,221	3.1%
Other	1,634	1,139	495	43.5%
Total gross profit	$75,840	$73,124	$2,716	3.7%

Gross margins for the past five quarterly periods and fiscal year ending 2019 were:

	Q1 2019	Q2 2019	Q3 2019	Q4 2019	FY 2019	Q1 2020
Retail	19.9%	19.7%	20.0%	20.7%	20.1%	21.9%
Other	22.3%	22.6%	20.6%	19.1%	21.0%	13.6%
Combined	19.9%	19.8%	20.0%	20.6%	20.1%	21.6%

Gross profit for the three months ended March 31, 2020 increased approximately 4% compared to the same period in 2019, primarily due to an increase in gross margin. Gross margin increased to 21.6% for the three months ended March 31, 2020, compared to 19.9% for the same period in 2019. This increase in gross margin was primarily due to a decrease in shipping and returns costs and an increase in volume through our Overstock Sponsored Product platform.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2020		2019
Total revenue, net	$351,573	100%	$367,729	100%
Cost of goods sold
Product costs and other cost of goods sold	259,946	74%	277,218	75%
Fulfillment and related costs	15,787	4%	17,387	5%
Total cost of goods sold	275,733	78%	294,605	80%
Gross profit	$75,840	22%	$73,124	20%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs decreased slightly during the three months ended March 31, 2020 as compared to the same period in 2019.

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

Costs associated with our discounted shipping and other promotions, such as coupons, are not included in sales and marketing expense. Rather, they are accounted for as a reduction in revenue as they reduce the amount of consideration we expect to receive in exchange for goods or services and therefore affect net revenues and gross margin. We consider discounted shipping and other promotions, such as our policies for free shipping on orders (historically we have offered free shipping on orders over $45 and currently offer free shipping on everything to the continental U.S. during the COVID-19 pandemic), as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

The following table reflects our sales and marketing expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019	$ Change	% Change
Sales and marketing expenses	$36,762	$33,477	$3,285	9.8%
Sales and marketing expenses as a percent of net revenues	10.5%	9.1%

The 135 basis point increase in sales and marketing expenses for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily driven by increased spending in the sponsored search and display ads on social media marketing channels, partially offset by decreased spending in the television marketing channel. These changes in marketing spending were particularly effective in our customer acquisition efforts, resulting in a 16% increase in traffic and a 9% increase in new customers compared to the first quarter of 2019.

Technology expenses

We seek to invest efficiently in technology, including web services, customer support solutions, website search, expansion of new and existing product categories, and in investments in technology to enhance the customer experience, improve our process efficiency and support and expand our logistics infrastructure. We expect to continue to incur technology expenses to support these initiatives and these expenditures may continue to be material.

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

The following table reflects our technology expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019	$ Change	% Change
Technology expenses	$32,796	$35,433	$(2,637)	(7.4)%
Technology expenses as a percent of net revenues	9.3%	9.6%

The $2.6 million decrease in technology costs for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a $1.2 million decrease in technology licenses and maintenance costs, a $404,000 decrease in depreciation expense, a $326,000 decrease in technology staff-related costs, and a $299,000 decrease in consulting costs.

General and administrative expenses

The following table reflects our general and administrative expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019	$ Change	% Change
General and administrative expenses	$32,426	$40,232	$(7,806)	(19.4)%
General and administrative expenses as a percent of net revenues	9.2%	10.9%

The $7.8 million decrease in general and administrative expenses for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a $2.5 million legal settlement, a $2.1 million decrease in consulting expenses, and a $1.9 million decrease in staff-related costs.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2020 was $6.7 million as compared to $(6.3) million for the three months ended March 31, 2019. The $13.0 million improvement in other income (expense), net for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a $10.7 million gain recognized on the deconsolidation of the Medici Land Governance business and a $2.6 million decrease in non-cash losses on equity holdings and other assets.

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

Our expense for income taxes for the three months ended March 31, 2020 and 2019 was $176,000 and $878,000, respectively. The effective tax rate for the three months ended March 31, 2020 and 2019 was (0.9)% and (2.1)%, respectively. Our low effective tax rate is primarily attributable to the valuation allowance we are maintaining on our net deferred tax assets.

The Families First Coronavirus Response Act (FFCR Act), enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), enacted on March 27, 2020, each contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We accounted for the change in tax laws in the period enacted, which did not have a measurable impact to our provision for income taxes.

We have indefinitely reinvested foreign earnings of $2.7 million at March 31, 2020. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

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

Liquidity and Capital Resources
Overview

We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. During the period of uncertainty and volatility related to the COVID-19 pandemic, we have presumed for forecasting purposes that our recent revenue growth rates experienced during the second half of March 2020 and through April 2020 will not continue at these levels for the foreseeable future as we believe these growth rates are driven in large part by the COVID-19 pandemic and resulting state and local government mandates of home confinement and closure of many brick-and-mortar stores. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity in light of the most recent developments driven by the COVID-19 pandemic. We proactively seek opportunities to improve the efficiency of our operations and have in the past and may in the future take steps to realize internal cost savings, including staff reductions and process streamlining. However, we may raise additional capital and/or obtain additional debt financing to be able to fully pursue some or all of our strategies, including plans for our retail business while also funding our Medici initiatives, beyond the next twelve months. See "Strategies for our Retail Business", Strategies for our Medici Business", and "Strategies for our tZERO Business" above.

The recent COVID-19 pandemic has caused disruption in the capital markets. It could make financing, including sales under our "at the market" public offering program with JonesTrading, more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt outside of our "at the market" public offerings of common stock, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents. At March 31, 2020, we had cash and cash equivalents of $141.3 million. Our ability to access the liquidity of our subsidiaries may be limited by tax and legal considerations and other factors.

Cash flow information is as follows (in thousands):

	Three months ended March 31,
	2020	2019
Cash provided by (used in):
Operating activities	$(12,227)	$(51,429)
Investing activities	(5,999)	1,774
Financing activities	47,249	28,956

We entered into a Capital on DemandTM Sales agreement dated August 9, 2018 (which was subsequently amended on March 15, 2019, November 12, 2019, and April 9, 2020) with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted "at the market" public offerings of our common stock. Under the sales agreement, JonesTrading, acting as our agent, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. As of the effective date of the amended agreement, April 9, 2020, we had $80.0 million remaining available under our "at the market" sales program.

In March 2020, we entered into two loan agreements with Loan Core Capital Funding Corporation LLC that provided us with additional liquidity at the end of the first quarter as we continue to operate in a business landscape impacted by the COVID-19 pandemic. See "Borrowings" below.

Cash flows from operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result of the COVID-19 pandemic, we saw our retail product sales accelerate at the end of March as customers turned to online shopping which caused our cash, cash equivalents and accounts receivable balances to increase compared to year-end. However, due to the timing of this activity, much of the retail product sales and payments to our suppliers for those sales have been deferred into the second quarter of 2020 when the products were delivered and payments ultimately became due, which resulted in an increase in our deferred revenue balance as of March 31, 2020 and a lower decline in our accounts payable balance from year-end.

The $12.2 million of net cash used in operating activities during the three months ended March 31, 2020 was primarily due to consolidated net loss of $19.6 million, cash used by operating assets and liabilities of $1.7 million, and the non-cash gain on the disposal of business of $10.7 million, partially offset by certain non-cash items including depreciation and amortization expense, and non-cash operating lease costs of $9.2 million, stock-based compensation of $3.3 million, and losses recognized on equity method securities of $2.5 million.

The $51.4 million of net cash used in operating activities during the three months ended March 31, 2019 was primarily due to consolidated net loss of $42.9 million and cash used by operating assets and liabilities of $29.3 million which were partially offset by certain non-cash items including depreciation and amortization expense of $8.1 million, stock-based compensation of $4.0 million, and net losses recognized on equity securities of $5.6 million.

Cash flows from investing activities

For the three months ended March 31, 2020, investing activities resulted in a net cash outflow of $6.0 million, primarily due to $4.1 million in cash outflow from the deconsolidation of MLG's net assets and $3.6 million of expenditures for property and equipment, partially offset by $2.2 million in proceeds from the sale of marketable securities.

For the three months ended March 31, 2019, investing activities resulted in a net cash inflow of $1.8 million primarily due to $5.5 million sale of equity securities and $4.9 million of cash acquired through a business combination that was funded at the end of the fourth quarter of 2018 but closed in the first quarter of 2019, partially offset by $4.1 million of expenditures for property and equipment, $2.5 million investment in equity securities, and $2.0 million disbursement of notes receivable.

Cash flows from financing activities

For the three months ended March 31, 2020, financing activities resulted in a net cash inflow of $47.2 million primarily due to $47.5 million in proceeds from long-term debt, $2.8 million of net proceeds from the sale of common stock under our at the market offering for sales of common stock executed in late December 2019, partially offset by $1.7 million for payment of taxes withheld upon vesting of restricted stock.

For the three months ended March 31, 2019, financing activities resulted in a net cash inflow of $29.0 million primarily due to $31.0 million of net proceeds from the sale of common stock under the at the market offering, partially offset by $1.4 million for payment of taxes withheld upon vesting of restricted stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2020 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$33,313	$7,867	$11,258	$7,350	$6,838
Loan agreements	63,806	5,264	10,528	6,091	41,923
Technology services	2,557	1,940	617	—	—
Total contractual cash obligations	$99,676	$15,071	$22,403	$13,441	$48,761

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations.

Loan agreements

We are party to financing agreements with Loan Core Capital Funding Corporation LLC (see Borrowings below). The amounts presented reflect our related principal and interest payments.

Technology services

From time to time we enter into long-term contractual agreements for technology services and finance leases for equipment included in such service agreements.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of March 31, 2020, accrued tax contingencies were $1.5 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Borrowings

Loan Core Capital Funding Corporation LLC loan agreements

In March 2020, we entered into two loan agreements with Loan Core Capital Funding Corporation LLC. The loan agreements provide a $34.5 million Senior Note, carrying interest at an annual rate of 4.242%, and a $13.0 million Mezzanine Note, carrying interest at an annual rate of 5.002%. The loans carry a blended annual interest rate of 4.45%. The Senior Note is for a 10-year term (stated maturity date is March 6, 2030) and requires interest only payments, with the principal amount and any then unpaid interest due and payable at the end of the 10-year term. The Mezzanine Note has a stated 10-year term, though the agreement requires principal and interest payments monthly over approximately a 46-month payment period. Both loans include certain financial and non-financial covenants and are secured by our corporate headquarters and the related land and rank senior to stockholders.

Further, the Company will serve as a guarantor under the Senior Note (the "Senior Note Guaranty") and the Mezzanine Note (the "Mezzanine Note Guaranty"). Overstock has agreed under the Senior Note Guaranty to, among other things, maintain, until all of the obligations guaranteed by Overstock under the Senior Note Guaranty have been paid in full, (i) a net worth in excess of $30 million and minimum liquid assets of $3 million for so long as the Mezzanine Note is outstanding, and (ii) a net worth in excess of $15 million and minimum liquid assets of $1 million from and after the date the Mezzanine Note has been paid in full. Overstock has also agreed under the Mezzanine Note Guaranty to, among other things, maintain a net worth in excess of $30 million and minimum liquid assets of $3 million until all obligations guaranteed by Overstock under the Mezzanine Note Guaranty have been paid in full.

While the ultimate impact of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations is dependent on future developments which are highly uncertain, we are in compliance with our debt covenants and we are closely monitoring the most recent developments regarding the COVID-19 pandemic, and potential impact to our ongoing compliance with debt covenants and ability to continue to meet our loan payment obligations as they become due.

Off-Balance Sheet Arrangements

At March 31, 2020, we had a $5 million contractual off-balance sheet contingent obligation to provide additional funding in the future to our BSTX joint venture if and when, during the first 48 months after the establishment of the entity, the aggregate cash balance of BSTX's combined bank accounts fall below $2 million for any reason. Such obligation has not been accrued for nor included in the table above as the timing of the resolution of the contingency and payment of such obligation is not determinable as of the balance sheet date. We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to meet this obligation if and when the contingent obligation is triggered and payment becomes due.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors.

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

Our Medici and tZERO businesses are subject to general business regulations and laws, including some of those described above, but are also affected by a number of other laws and regulations, including but not limited to, laws and regulations relating to money transmitters and money services businesses, including the requirements of the Financial Crimes

Enforcement Network of the U.S. Department of Treasury ("FinCEN") and state requirements applicable to money transmission, cryptocurrencies, public benefit corporations, provisions of various securities laws and other laws and regulations governing broker-dealers, alternative trading systems and national securities exchanges, anti-money laundering requirements, know-your-customer requirements, record-keeping, reporting and capital and bonding requirements, and a variety of other matters. Blockchain and distributed ledger platforms are recent technological innovations, and the regulation of peer-to-peer digital assets and conventional securities, insofar as blockchain technologies are applied to conventional securities, is developing. In the U.S., the businesses that we are working to develop are or may be subject to a wide variety of complex statutes and rules, most of which were implemented prior to the development of these technologies, and it is sometimes unclear whether or how various statutes or regulations apply.

In addition, tZERO Markets has applied for and is in the process of seeking regulatory approvals to operate as a broker-dealer in a variety of areas, including retail activities. If approval is granted, tZERO Markets will become a registered broker-dealer under the Exchange Act and a member of FINRA and the Securities Investor Protection Corporation and will be subject to regulation, examination, investigation and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and self-regulatory organizations with which it becomes registered or licensed or of which it becomes a member. As a result of the services which tZERO Markets is seeking regulatory approval to provide, including servicing retail investors, a number of these legal and regulatory requirements will be new to tZERO's broker-dealer subsidiaries and we expect federal and state securities regulators will require enhanced supervision, compliance and control procedures for tZERO Markets.

Furthermore, tZERO ATS, LLC operates the tZERO ATS and is, therefore, subject to Regulation ATS as well as other regulations, and partners with broker-dealers that are also subject to regulation by the SEC and FINRA and whose regulatory compliance may impact tZERO ATS, LLC. Regulation ATS establishes the regulatory framework for alternative trading systems that match buy and sell orders but are exempt from registering as a national exchange under the Securities Exchange Act of 1934. Regulation ATS subjects tZERO ATS, LLC to various rules and regulations, including, but not limited to, quarterly reporting obligations on Form ATS. The tZERO ATS facilitates the current trading of our outstanding Series A-1 Preferred stock as well as TZROP. Secondary resales of our Series A-1 Preferred and TZROP must be conducted in compliance with federal and state securities laws which may additionally impact tZERO ATS, LLC.

The joint venture that tZERO and BOX Digital announced in June 2018 is seeking regulatory approvals that would enable the parties to operate BSTX, a national securities exchange facility to support trading in a type of digital security called a security token. BSTX, which will require approval from the SEC prior to beginning operations. The SEC published proposed rule changes relating to BSTX on October 11, 2019, soliciting public comments thereon. The SEC extended the review period on November 29, 2019 to January 16, 2020. BOX Exchange LLC filed an amendment to the proposal on December 26, 2019, and the SEC again extended the review period on January 16, 2020 to April 15, 2020. A subsequent amendment was filed by BOX Exchange LLC on February 19, 2020, after which the SEC extended the review period on April 14, 2020 until June 14, 2020. As a national securities exchange facility, BSTX will be subject to provisions of the Securities Exchange Act of 1934 and other rules and regulations applicable to national securities exchanges that are different than those applicable to tZERO's current operations, including, but not limited to, periodic and special examinations by the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Sensitivity

The fair value of our cash and cash equivalents (highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase) would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Our Loan Core Capital Funding Corporation LLC loan agreements carry a fixed blended annual interest rate of 4.45%. Since the Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates.

Foreign Currency Risk

Most of our sales and operating expenses are denominated in U.S. dollars, and therefore, our total revenue and operating expenses are not currently subject to significant foreign currency risk.

Investment Risk

The fair values of our marketable and equity securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in the value of our marketable and equity securities. At March 31, 2020, our recorded value in marketable and equity securities in public and private companies was $57.7 million, of which $4.3 million relates to publicly traded companies, recorded at fair value, which are subject to market price volatility. We perform a qualitative assessment for our equity securities in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the equity security and, if the fair value is less than carrying value, we write down the equity security to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

There were no changes in either our disclosure controls and procedures or our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting. We have not experienced any material impact to our disclosure controls and procedures or our internal controls over financial reporting despite the fact that most of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to significant damages, associated costs, or equitable remedies relating to the operation of our business. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item 1 of Part I, "Financial Statements "—Note 6—"Commitments and Contingencies," subheading "Legal Proceedings and Contingencies," contained in the "Notes to Unaudited Consolidated Financial Statements" of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, as well as the risk factors described in our Form 10-K for the year ended December 31, 2019, and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2019.

The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on our partners, consumers, suppliers or third-party service providers.

Any of the negative impacts of the COVID-19 pandemic, including those described below, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2019. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

The duration and extent to which the COVID-19 pandemic might impact our results of operations and overall financial performance remains uncertain.
On March 11, 2020, the World Health Organization ("WHO") characterized COVID-19 as a pandemic. This widespread health crisis has profoundly and adversely affected the world economy, employment levels, and financial markets. The duration and extent of the impact from the COVID-19 pandemic is currently unknown and difficult to predict, but could result in a loss of workforce, including key personnel, due to adverse health effects of the disease, a lack of consumer demand for the services and products we and our subsidiaries offer, and an inability to operate our warehouses or other key locations at full capacity, and could adversely affect our business and financial results.
Increased regulations relating to, or arising as a result of, COVID-19 could have a material adverse effect on our business.
Foreign, state and local governments have enacted certain regulations relating to COVID-19, which include but are not limited to regulations on pricing and shipment of goods. So called "price gouging" regulations vary from state to state and seek to limit the amount by which a price can be increased for certain items. Similarly, certain regulations have been enacted to restrict or limit the shipment of non-essential items in the wake of COVID-19. It is difficult to predict the impact these and other regulations, including both current and future regulations, relating to, or arising as a result of, COVID-19 might have on us and our subsidiaries. If we are unable to both meet consumer demand and comply with such regulations, our reputation could be damaged and we could be exposed to liabilities, penalties, and fines, which could have a material adverse effect on our business and financial results.

Tariffs, the spread of illness, including COVID-19, or other governmental measures or events that increase the effective price of products or limit our ability to access or deliver products we or our suppliers or fulfillment partners import into the United States or otherwise source could have a material adverse effect on our business.

We and many of our suppliers and fulfillment partners source a large percentage of the products we offer on our Website from China and other countries. The United States imposed tariffs on goods from China in 2019 which adversely impacted our revenues. If the United States imposes additional tariffs, or if a disease or illness such as COVID-19 spreads and such measures or events directly or indirectly increase the price of imported products sold on our Website, limit the ability for us or our suppliers and fulfillment partners to source products, limit our ability to access products sold on our Website, or limit or interfere with the timely transportation or delivery of products on our Website, the increased prices and/or supply chain challenges could have a material adverse effect on our financial results, business and prospects. Further, the broader global effects of potentially reduced consumer confidence and spending related to COVID-19 could also have a negative effect on our overall business. At this point, the extent to which COVID-19 may impact our business is uncertain.

The spread of COVID-19 could have technology and security consequences and could negatively impact our operations.

We have facilities located in Washington, New York, Pennsylvania, Kansas, Utah, and Ireland. We also have contractors located in India, who assist us when customer service needs arise outside of our business hours or when customer service needs exceed a certain volume. Our employees and contractors working in those facilities may be at risk for exposure to and for contracting COVID-19. Known cases of COVID-19 have been reported in these regions. The spread of COVID-19 in these locations may result in our employees and contractors being forced to work remotely or missing work if they or a member of their family contract COVID-19. Additional risks are inherent when employees and contractors work remotely, including risks that third-party internet and phone service providers may not provide adequate services for employees and contractors to perform their responsibilities, risks that hardware, software, or other technological problems or failures could prevent employees or contractors from performing their responsibilities and could take an excessive amount of time to resolve and risks that employees and contractors may not be trained as effectively or monitored as closely from remote locations, creating greater risks for the security of confidential information. Any such occurrences could have a material negative impact on the business. At this point, the extent to which COVID-19 may impact our business is uncertain.

We may be required to recognize impairments losses or allowances for bad debt relating to our equity interests in or creditor relationships with startup businesses.

We hold minority interests and promissory notes in several companies that are in the startup or development stages and we may acquire additional minority interests in other entities in the future. Minority interests are inherently risky because we may not have the ability to influence business decisions. Further, these interests are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages, unproven, and may never materialize. The COVID-19 pandemic may cause these companies to abandon, modify, or alter their product and service mix and overall strategy. Additionally, since these interests are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, the economic impact of the COVID-19 pandemic may limit the ability for these entities to raise capital in the future. Furthermore, we have no assurance that the technology or products of companies we have funded would be successful, even if they were brought to market. We have previously recognized impairment losses or made allowances for bad debt related to these equity interests and may in the future recognize additional impairment losses or make allowances for bad debt related to these interests. Any such impairment losses or allowances for bad debt could be material and could have a material adverse effect on our financial results and business.

tZERO may be adversely affected as a result of the COVID-19 pandemic.

The potential negative impacts of COVID-19 and its related political and economic responses on tZERO may include increased stress on tZERO's broker-dealer subsidiaries' and tZERO Crypto's technology due to increased trading volatility and volume which they have and are expected to continue to experience and increases in attempted cyber-attacks or a decrease in worker productivity as a result of remote work. Further, the global economic impacts of COVID-19 could also negatively affect

tZERO's business. Such impacts may include a reduced willingness by potential securities issuers to pursue capital raising transactions or seek secondary liquidity for existing capital (thereby reducing tZERO's ability to commercialize the tZERO Technology Stack), shift in attention by regulators and other market participants from regulatory innovation initiatives, decreased interest by third-party broker-dealers in subscribing to the tZERO ATS or a decline in investor appetite or available capital for trading in securities, including securities that use the tZERO Technology Stack and trade on the tZERO ATS, or bearer digital assets such as cryptocurrencies.

Additionally, certain tZERO management and employees have, and in the future others may, contract COVID-19. This may contribute to a disruption in tZERO's ordinary business activities and slow development of tZERO's products and technology and may be particularly pronounced in the event of the death or extended incapacity of any officer or employee performing a key function.

At this point, while the COVID-19 pandemic may have an adverse impact on tZERO's operations, the extent, duration and nature of such impacts remain uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered issuance of equity securities

None.

Issuer purchases of equity securities

None.

Limitations upon the payment of dividends

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
	3.1*	Amended and Restated Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc.
	3.2*	Amended and Restated Certificate of Designation of Voting Series B Preferred Stock of Overstock.com, Inc.
10.1
Loan Agreement by and between Peace Coliseum, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 12, 2020.

10.2
Mezzanine Loan Agreement by and between Peace Coliseum Mezzanine, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 12, 2020.

10.3
Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 12, 2020.

10.4
Mezzanine Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 12, 2020.

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

Date:	May 7, 2020	OVERSTOCK.COM, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)