Form 10-Q
period 2020-06-30
OVERSTOCK.COM, INC
filed 2020-08-06
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 000-49799
OVERSTOCK.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0634302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
799 West Coliseum Way
Midvale
Utah	84047
(Address of principal executive offices)	(Zip Code)

(801) 947-3100
(Registrant's telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)

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

40,332,985 shares of the Registrant's common stock, par value $0.0001, outstanding on July 31, 2020.

OVERSTOCK.COM, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$318,573	$112,266
Restricted cash	2,637	2,632
Marketable securities at fair value	2,122	10,308
Accounts receivable, net of allowance for credit losses of $1,534 and $2,474 at June 30, 2020 and December 31, 2019, respectively	47,765	24,728
Inventories	6,340	5,840
Prepaids and other current assets	22,769	21,589
Total current assets	400,206	177,363
Property and equipment, net	126,795	130,028
Intangible assets, net	9,919	11,756
Goodwill	27,120	27,120
Equity securities	50,542	42,043
Operating lease right-of-use assets	23,387	25,384
Other long-term assets, net	7,173	4,033
Total assets	$645,142	$417,727
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$131,101	$75,416
Accrued liabilities	144,110	88,197
Unearned revenue	89,705	41,821
Operating lease liabilities, current	4,785	6,603
Other current liabilities	4,332	3,962
Total current liabilities	374,033	215,999
Long-term debt, net	42,948	—
Operating lease liabilities, non-current	20,791	21,554
Other long-term liabilities	4,022	2,319
Total liabilities	441,794	239,872
Commitments and contingencies (Note 10)

Continued on the following page

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	June 30, 2020	December 31, 2019
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A-1, issued and outstanding - 4,204 and 4,210	—	—
Series B, issued and outstanding - 357 and 357	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 43,885 and 42,790
Outstanding shares - 40,332 and 39,464	4	4
Additional paid-in capital	770,984	764,845
Accumulated deficit	(560,480)	(580,390)
Accumulated other comprehensive loss	(560)	(568)
Treasury stock at cost - 3,553 and 3,326	(70,537)	(68,807)
Equity attributable to stockholders of Overstock.com, Inc.	139,411	115,084
Equity attributable to noncontrolling interests	63,937	62,771
Total stockholders' equity	203,348	177,855
Total liabilities and stockholders' equity	$645,142	$417,727

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue, net
Retail	$766,956	$367,475	$1,106,554	$730,100
Other	15,588	6,234	27,563	11,338
Total net revenue	782,544	373,709	1,134,117	741,438
Cost of goods sold
Retail	589,044	294,984	854,436	585,624
Other	13,618	4,826	23,959	8,791
Total cost of goods sold	602,662	299,810	878,395	594,415
Gross profit	179,882	73,899	255,722	147,023
Operating expenses
Sales and marketing	79,790	34,560	116,552	68,037
Technology	33,678	33,153	66,474	68,586
General and administrative	27,371	31,964	59,797	72,196
Total operating expenses	140,839	99,677	242,823	208,819
Operating income (loss)	39,043	(25,778)	12,899	(61,796)
Interest income	614	630	886	1,033
Interest expense	(588)	(105)	(788)	(232)
Other income (expense), net	(4,171)	(2,995)	2,512	(9,267)
Income (loss) before income taxes	34,898	(28,248)	15,509	(70,262)
Provision (benefit) for income taxes	517	(622)	693	256
Net income (loss)	34,381	(27,626)	14,816	(70,518)
Less: Net loss attributable to noncontrolling interests	(1,975)	(2,945)	(5,207)	(6,593)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$36,356	$(24,681)	$20,023	$(63,925)
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.85	$(0.69)	$0.48	$(1.85)
Weighted average common shares outstanding—basic	40,329	35,225	40,243	33,806
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$0.84	$(0.69)	$0.47	$(1.85)
Weighted average common shares outstanding—diluted	40,590	35,225	40,440	33,806

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$34,381	$(27,626)	$14,816	$(70,518)
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $0, $0, and $0	4	4	8	8
Other comprehensive income	4	4	8	8
Comprehensive income (loss)	34,385	(27,622)	14,824	(70,510)
Less: Comprehensive loss attributable to noncontrolling interests	(1,975)	(2,945)	(5,207)	(6,593)
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$36,360	$(24,677)	$20,031	$(63,917)

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of period	43,877	37,802	42,790	35,346
Common stock issued upon vesting of restricted stock	8	14	679	255
Common stock sold through ATM offering	—	745	416	2,960
Balance at end of period	43,885	38,561	43,885	38,561
Shares of treasury stock
Balance at beginning of period	3,551	3,319	3,326	3,200
Common stock repurchased through business combination	—	—	—	47
Tax withholding upon vesting of restricted stock	2	3	227	75
Balance at end of period	3,553	3,322	3,553	3,322
Total shares of common stock outstanding	40,332	35,239	40,332	35,239
Common stock	$4	$3	$4	$3
Shares of Series A preferred stock issued and outstanding
Balance at beginning of period	—	127	—	127
Exchange of shares to Series A-1 preferred stock	—	(123)	—	(123)
Conversion of shares to Series B preferred stock	—	(1)	—	(1)
Balance at end of period	—	3	—	3
Shares of Series A-1 preferred stock issued and outstanding
Balance at beginning of period	4,210	—	4,210	—
Exchange of shares from Series A preferred stock	—	123	—	123
Shares declared, not distributed (Note 12)	(6)	—	(6)	—
Balance at end of period	4,204	123	4,204	123
Shares of Series B preferred stock issued and outstanding
Balance at beginning of period	357	355	357	355
Conversion of shares from Series A preferred stock	—	1	—	1
Balance at end of period	357	356	357	356
Preferred stock	$—	$—	$—	$—
Additional paid-in capital
Balance at beginning of period	$768,055	$701,877	$764,845	$657,981
Stock-based compensation to employees and directors	2,465	5,171	5,733	9,156
Common stock sold through ATM offering, net	—	12,198	—	52,112
Other	464	(236)	406	(239)
Balance at end of period	$770,984	$719,010	$770,984	$719,010

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Accumulated deficit
Balance at beginning of period	$(596,723)	$(497,716)	$(580,390)	$(458,897)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	36,356	(24,681)	20,023	(63,925)
Other	(113)	—	(113)	425
Balance at end of period	$(560,480)	$(522,397)	$(560,480)	$(522,397)
Accumulated other comprehensive loss
Balance at beginning of period	$(564)	$(580)	$(568)	$(584)
Net other comprehensive income	4	4	8	8
Balance at end of period	$(560)	$(576)	$(560)	$(576)
Treasury stock
Balance at beginning of period	$(70,493)	$(68,753)	$(68,807)	$(66,757)
Common stock repurchased through business combination	—	—	—	(643)
Tax withholding upon vesting of restricted stock	(44)	7	(1,730)	(1,346)
Balance at end of period	(70,537)	(68,746)	(70,537)	(68,746)
Total equity attributable to stockholders of Overstock.com, Inc.	$139,411	$127,294	$139,411	$127,294

Equity attributable to noncontrolling interests
Balance at beginning of period	$61,376	$74,731	$62,771	$78,960
Paid in capital for noncontrolling interest	5,000	—	5,000	—
Net loss attributable to noncontrolling interests	(1,975)	(2,945)	(5,207)	(6,593)
Other	(464)	—	1,373	(581)
Total equity attributable to noncontrolling interests	$63,937	$71,786	$63,937	$71,786

Total stockholders' equity	$203,348	$199,080	$203,348	$199,080

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Consolidated net income (loss)	$14,816	$(70,518)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,117	15,518
Non-cash operating lease cost	3,029	2,992
Stock-based compensation to employees and directors	5,733	9,156
Impairment of equity securities	—	4,214
Losses on equity method securities	6,013	3,058
Gain on disposal of business	(10,705)	—
Other non-cash adjustments	1,960	1,360
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(24,652)	12,295
Inventories	(500)	2,231
Prepaids and other current assets	(3,178)	3,311
Other long-term assets, net	171	(547)
Accounts payable	54,952	(31,722)
Accrued liabilities	61,625	(5,317)
Unearned revenue	48,109	(9,628)
Operating lease liabilities	(3,612)	(2,340)
Other long-term liabilities	1,565	85
Net cash provided by (used in) operating activities	170,443	(65,852)
Cash flows from investing activities:
Purchase of equity securities	(170)	(2,500)
Proceeds from sale of equity securities and marketable securities	6,306	7,082
Acquisitions of businesses, net of cash acquired	—	4,886
Expenditures for property and equipment	(9,399)	(10,586)
Deconsolidation of cash of Medici Land Governance, Inc.	(4,056)	—
Other investing activities, net	(659)	(1,997)
Net cash used in investing activities	(7,978)	(3,115)

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from financing activities:
Payment on long-term debt	(779)	—
Proceeds from long-term debt	47,500	—
Proceeds from sale of common stock, net of offering costs	2,848	52,112
Payments of taxes withheld upon vesting of restricted stock	(1,730)	(1,346)
Other financing activities, net	(3,992)	(1,006)
Net cash provided by financing activities	43,847	49,760
Net increase (decrease) in cash, cash equivalents and restricted cash	206,312	(19,207)
Cash, cash equivalents and restricted cash, beginning of period	114,898	142,814
Cash, cash equivalents and restricted cash, end of period	$321,210	$123,607

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$588	$173
Income taxes paid (refunded), net	65	(469)
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,053	$43
Recognition of right-of-use assets upon adoption of ASC 842	—	30,968
Deposit applied to business combination purchase price	—	7,347
Equity method security applied to business combination purchase price	—	3,800

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Overstock.com, Inc. is an online retailer and advocate of blockchain technology. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and its majority-owned subsidiaries, unless the context indicates otherwise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

For purposes of comparability, we reclassified other certain immaterial amounts in the prior periods presented to conform with the current period presentation.

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and other subsidiaries over which we exercise control. All intercompany account balances and transactions have been eliminated in consolidation.

In February 2020, Medici Land Governance, Inc. ("MLG"), an indirect majority-owned subsidiary, consummated the sale of shares of its common stock to an unrelated third party. Upon completion of the transaction, our indirect ownership in MLG was reduced from 57% to 35% of MLG's issued and outstanding shares of common stock. As a result of our loss of a controlling financial interest in MLG under the voting interest model, we performed an assessment of control under the variable interest entity ("VIE") model and determined MLG does not meet the qualifications of a VIE for purposes of consolidation. Accordingly, we deconsolidated MLG's consolidated net assets and noncontrolling interest from our consolidated financial statements and results beginning on February 22, 2020, the date that control ceased. The amount of gain recognized on the deconsolidation was $10.7 million, which is included in our consolidated statements of operations in Other income (expense), net. The gain primarily relates to the remeasurement of our retained equity interest in MLG at fair value, which was determined based on the same price per share MLG provided for the sale of common stock to the third-party and price per share we received in settling a portion of our intercompany debt for additional shares in MLG. Post deconsolidation, MLG became one of our equity method investees for which we perform services. See Note 6—Equity Securities for additional information.

Use of estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, Club O and gift card breakage, sales returns, vendor incentive discount offers, inventory valuation, depreciable lives and valuation of property and equipment and internally-developed software, goodwill valuation, intangible asset valuation, equity securities valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities and contingencies. Our estimates involving, among other items, forecasted revenues, sales volume, pricing, cost and availability of inventory, consumer demand and spending habits, the continued operations of our supply chain and logistics network, and the overall impact of social distancing on our workforce are even more difficult to estimate as a result of uncertainties associated with the scope and duration of the pandemic and various actions taken by governmental authorities, private business and other third parties in response to the global novel coronavirus ("COVID-19") pandemic, the ultimate geographic spread of the virus, the ongoing economic effect of the pandemic and the post-pandemic economic recovery. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, the variability of these factors depends on a number of conditions, including uncertainty associated with the COVID-19 pandemic, how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business and thus our accounting estimates may change from period to period. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Income taxes

Each reporting period we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have limited carryback ability available under the tax law and do not have significant taxable temporary differences to recover our existing deferred tax assets; therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by carryback ability or taxable temporary differences, primarily due to our failure to demonstrate sustained profits. We have considered, among other things, the cumulative loss incurred over the three-year period ended June 30, 2020 as a significant piece of objective negative evidence. We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

Recently adopted accounting standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Topic 326 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. Under the guidance, the measurement of credit losses will be based on a current expected credit losses methodology. We adopted the changes under the new standard on January 1, 2020. We utilized a prospective transition approach for our debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of ASU 2016-13. The implementation of ASU 2016-13 did not have a material impact on our consolidated financial statements and disclosures. We will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

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

3. FAIR VALUE MEASUREMENT

Our financial assets and liabilities are initially measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

Our assets and liabilities that are adjusted to fair value on a recurring basis are cash equivalents, certain equity and marketable securities, and deferred compensation liabilities, which fair values are determined using quoted market prices from daily exchange traded markets on the closing price as of the balance sheet date and are classified as Level 1. Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, finance obligations, and debt are carried at cost, which approximates their fair value. Certain assets, including long-lived assets, certain equity securities, goodwill, cryptocurrencies, and other intangible assets, are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments using fair value measurements with unobservable inputs (level 3), apart from cryptocurrencies which use quoted prices from various digital currency exchanges with active markets, in certain circumstances (e.g., when there is evidence of impairment).

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of June 30, 2020 and December 31, 2019, as indicated (in thousands):

	Fair Value Measurements at June 30, 2020:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$2,814	$2,814	$—	$—
Equity securities, at fair value	500	500	—	—
Marketable securities, at fair value	2,122	2,122	—	—
Trading securities held in a "rabbi trust" (1)	108	108	—	—
Total assets	$5,544	$5,544	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$112	$112	$—	$—
Total liabilities	$112	$112	$—	$—

	Fair Value Measurements at December 31, 2019:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$2,799	$2,799	$—	$—
Equity securities, at fair value	823	823	—	—
Marketable securities, at fair value	10,308	10,308	—	—
Trading securities held in a "rabbi trust" (1)	116	116	—	—
Total assets	$14,046	$14,046	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$116	$116	$—	$—
Total liabilities	$116	$116	$—	$—

 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2020	December 31, 2019

Computer hardware and software	$230,950	$223,309
Building	69,245	69,266
Furniture and equipment	17,314	17,739
Land	12,781	12,781
Leasehold improvements	11,988	11,921
Building machinery and equipment	9,782	9,796
Land improvements	7,004	7,003
	359,064	351,815
Less: accumulated depreciation	(232,269)	(221,787)
Total property and equipment, net	$126,795	$130,028

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Capitalized internal-use software and website development	$4,658	$4,101	$7,590	$7,550
Depreciation of internal-use software and website development	$3,577	$3,124	$6,923	$6,361

Property and equipment depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of goods sold - retail	$177	$171	$367	$346
Technology	4,768	4,892	9,539	10,067
General and administrative	1,685	1,277	3,370	2,501
Total depreciation	$6,630	$6,340	$13,276	$12,914

5. INTANGIBLE ASSETS

Intangible assets, net consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Intangible assets subject to amortization, gross	$30,267	$30,284
Less: accumulated amortization of intangible assets subject to amortization	(20,348)	(18,528)
Total intangible assets, net	$9,919	$11,756

Amortization of intangible assets is classified within the corresponding operating expense categories in our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Technology	$846	$938	$1,693	$1,791
Sales and marketing	10	16	21	32
General and administrative	62	170	127	(659)
Total amortization	$918	$1,124	$1,841	$1,164

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

6. EQUITY SECURITIES

Equity securities under ASC 321

Certain of our equity securities lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The carrying amount of our equity securities without readily determinable fair values was approximately $3.9 million and $3.9 million at June 30, 2020 and December 31, 2019, respectively. Cumulative downward adjustments for price changes and impairments for our equity securities without readily determinable fair values were $6.2 million, and the cumulative upward adjustments for price changes to equity investments were $958,000 as of June 30, 2020. The impairments and downward adjustments for the period related to equity securities without readily determinable fair values at June 30, 2020 and 2019 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Impairments and downward adjustments of equity securities without readily determinable fair values	$—	$—	$—	$(2,958)

Certain of these equity securities and our marketable securities, which had a carrying value of $2.6 million at June 30, 2020 and $11.1 million at December 31, 2019, are carried at fair value based on Level 1 inputs. See Note 3—Fair Value Measurement. The portion of unrealized gains and losses for the period related to equity securities with readily determinable fair value still held at June 30, 2020 and 2019 is calculated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net losses recognized during the period on equity securities and marketable securities	$(836)	$(500)	$(2,455)	$(1,118)
Less: Net gains recognized during the period on equity securities and marketable securities sold	228	—	2,161	—
Unrealized losses during the reporting period on equity securities and marketable securities still held	$(1,064)	$(500)	$(4,616)	$(1,118)

Equity method securities under ASC 323

Our equity method securities include equity securities in which we can exercise significant influence, but not control, over these entities through either holding more than a 20% voting interest in the entity or through our representation on the entity's board of directors. The following table includes our equity method securities and ownership interest as of June 30, 2020:

Ownership interest
Bitt Inc.	21%
Boston Security Token Exchange LLC	50%
Chainstone Labs, Inc.	29%
FinClusive Capital, Inc.	11%
GrainChain, Inc.	18%
Medici Land Governance, Inc.	35%
Minds, Inc.	24%
PeerNova, Inc.	11%
SettleMint NV	29%
Spera, Inc.	19%
VinX Network Ltd.	29%
Voatz, Inc.	20%

The carrying amount of our equity method securities was approximately $46.1 million and $37.3 million at June 30, 2020 and December 31, 2019, respectively.

The following table summarizes the net losses recognized on equity method securities included in Other income (expense), net in our consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss recognized on our proportionate share of the net losses of our equity method securities and amortization of the basis difference	$3,545	$2,033	$6,013	$3,058
Impairments on equity method securities	—	1,256	—	1,256
Net loss recognized during the period on equity method securities sold	—	—	—	524

At June 30, 2020, we had a $5 million contractual off-balance sheet contingent obligation to provide additional funding in the future to Boston Security Token Exchange LLC ("BSTX") if and when, during the first 48 months after the establishment of the entity, the aggregate cash balance of BSTX's combined bank accounts fall below $2 million for any reason. Subsequent to June 30, 2020, the conditions to fund the obligation were triggered but we have not yet provided the additional funding as of our filing date.

For the three and six months ended June 30, 2020, we recognized $2.5 million and $4.1 million, respectively, of revenue in Other Revenue on our consolidated statements of operations for developer and other secondment services provided to certain of these entities that are accounted for under the equity method. For the three and six months ended June 30, 2019, we recognized $683,000 and $1.3 million, respectively, of revenue in Other Revenue on our consolidated statements of operations for developer and other secondment services provided to certain of these entities that are accounted for under the equity method.

We are party to notes receivable agreements with certain of these equity method entities. The carrying amount of these notes receivables, including accrued interest, was $5.2 million and $4.6 million at June 30, 2020 and December 31, 2019, respectively, which are included in Other long-term assets, net in the consolidated balance sheets.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019

Accounts payable accruals	$36,732	$15,692
Accrued compensation and other related costs	25,305	13,012
Accrued marketing expenses	21,062	13,063
Allowance for returns	18,657	11,107
Sales and other taxes payable	14,222	10,105
Accrued freight	11,706	5,954
Accrued loss contingencies	2,337	9,550
Other accrued expenses	14,089	9,714
Total accrued liabilities	$144,110	$88,197

8. BORROWINGS

Loan Core Capital Funding Corporation LLC loan agreements

In March 2020, we entered into two loan agreements with Loan Core Capital Funding Corporation LLC. The loan agreements provide a $34.5 million Senior Note, carrying interest at an annual rate of 4.242%, and a $13.0 million Mezzanine Note, carrying interest at an annual rate of 5.002%. The loans carry a blended annual interest rate of 4.45%. The Senior Note is for a 10-year term (stated maturity date is March 6, 2030) and requires interest only payments, with the principal amount and any then unpaid interest due and payable at the end of the 10-year term. The Mezzanine Note has a stated 10-year term, though the agreement requires principal and interest payments monthly over approximately a 46-month payment period. Both loans include certain financial and non-financial covenants and are secured by our corporate headquarters and the related land and rank senior to stockholders. As of June 30, 2020, the total outstanding debt on these loans was $46.1 million, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $3.1 million. Our debt issuance costs and debt discount are amortized using the straight-line basis which approximates the effective interest method.

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

9. LEASES

We have operating leases for warehouses, office space, and data centers. Our leases have remaining lease terms of 1 year to 11 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet location (in thousands):

	June 30, 2020	December 31, 2019
Operating right-of-use assets	$23,387	$25,384
Operating lease liabilities, current	4,785	6,603
Operating lease liabilities, non-current	20,791	21,554

The components of lease expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease cost	$1,936	$2,363	$4,068	$4,868
Short-term lease cost	8	28	19	62
Variable lease cost	471	442	888	972

The following tables provide a summary of other information related to leases (in thousands, apart from weighted-average lease term and weighted average discount rate):

	Six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(4,658)	$(4,202)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,767	$17,090
Weighted-average remaining lease term - operating leases	6.05 years	7.02 years
Weighted-average discount rate - operating leases	8%	8%

Maturity of lease liabilities under our non-cancellable operating leases as of June 30, 2020, are as follows (in thousands):

Payments due by period	Amount
2020 (Remainder)	$3,522
2021	6,214
2022	6,087
2023	5,152
2024	3,965
Thereafter	7,651
Total lease payments	32,591
Less interest	7,015
Present value of lease liabilities	$25,576

10. COMMITMENTS AND CONTINGENCIES

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

In September 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California, alleging that we infringed a patent covering search and categorization software. We believe that certain third-party vendors of products and services sold to us are contractually obligated to indemnify us, and we have tendered defense of the case to an indemnitor who accepted the defense. In April 2016, the court entered an order partially dismissing the claims against us. In May 2016, the plaintiff filed an amended complaint and we filed an answer. In March 2020, the court entered a judgment of non-infringement in our favor and against the plaintiff. In June 2020, the plaintiff filed an appeal to the United States District Court of Appeals for the Federal Circuit. No estimate of the possible loss or range of loss can be made. We intend to vigorously defend this appeal.

In June 2013, William French ("French") and the State of Delaware ("Delaware") sued us, along with numerous other defendants, in the Superior Court of the State of Delaware for alleged violations of Delaware's unclaimed property laws. French and Delaware alleged that we knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. On June 28, 2019, the court entered a judgment against us in the amount of approximately $7.3 million (for certain unredeemed gift card balances, treble damages, and penalties) as a result of a jury verdict which was returned September 20, 2018. On October 23, 2019, the court entered an award of attorneys' fees and costs of $1.3 million and entered final judgment in the amount of $8.6 million. We filed an appeal in October 2019 which was decided in our favor in June 2020, at which time the Delaware Supreme Court reversed the judgment of the trial court in its entirety. Consequently, we reversed our estimated liability for these amounts that had been included in Accrued liabilities at December 31, 2019. The expense associated with these litigation charges was included in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2018 and the subsequent reversal gain is included in the same as of June 30, 2020.

In February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. In December 2018, we received a follow-up request from the SEC relating to its investigation. As previously disclosed, on October 7, 2019, we received a subpoena from the SEC requesting documents related to the digital dividend of our Series A-1 preferred stock we announced to stockholders in June 2019 (discussed below in Note 12—Stockholders' Equity) and requesting 10b-5-1 plans of our officers and directors that were in effect during the period of January 1, 2018 through October 7, 2019. On December 9, 2019, we received a subpoena from the SEC requesting documents related to the GSR transaction and the alternative trading system run by tZERO ATS, LLC. On December 19, 2019, we received a subpoena from the SEC requesting our insider trading policies as well as certain employment and consulting agreements. We also previously received requests from the SEC regarding our communications with our former chief executive officer and director, Patrick Byrne, and the matters referenced in the December 2019 subpoenas. On May 27, 2020, we received a subpoena from the SEC requesting further information regarding the alternative trading system run by tZERO's ATS, LLC. We have responded to all subpoenas and requests for information and will continue to cooperate fully with the SEC in connection with its investigations and information requests.

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

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former chief executive officer and former chief financial officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), Section 20(A) of the Exchange Act. On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming the Company and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our president of retail, our former chief executive officer, and our former chief financial officer. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend this consolidated action.

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

We establish liabilities when a particular contingency is probable and estimable. At June 30, 2020 and December 31, 2019, we have accrued $2.3 million and $9.6 million, respectively, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

11. INDEMNIFICATIONS AND GUARANTEES

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

12. STOCKHOLDERS' EQUITY

Common stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends declared by the Board of Directors out of funds legally available, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.

On May 19, 2020, we completed the distribution of our announced digital dividend (the "Dividend") payable in shares of our Series A-1 preferred stock. The Dividend was paid out at a ratio of 1:10, so that one share of Series A-1 preferred stock was issued for every ten shares of OSTK common stock, for every ten shares of Series A-1 preferred stock, and for every ten shares of Series B preferred stock held by all holders of such shares as of April 27, 2020, the record date for the Dividend. The number of shares of Series A-1 preferred stock declared as a stock dividend was 4,085 as of December 31, 2019 and the number of shares distributed was 4,079 on May 19, 2020.

Preferred stock

Each share of our Series A preferred stock, Series A-1 preferred stock, and our Series B preferred stock (collectively, the "preferred shares"), except as required by law, are intended to have voting and dividend rights similar to those of one share of common stock. Preferred shares rank senior to common stock with respect to dividends. Holders of the preferred shares are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds of the Company legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the preferred shares are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split, or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share to the holders of our preferred stock during 2018 and 2019.

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

JonesTrading Sales Agreement

We entered into an Amended and Restated Capital on DemandTM Sales agreement dated June 26, 2020 with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"), under which we may conduct "at the market" public offerings of our common stock. Under the sales agreement, JonesTrading and D.A. Davidson, acting as our agents, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the sales agreement, but we may do so from time to time. For the six months ended June 30, 2020, we did not sell any shares of our common stock pursuant to the sales agreement but have received $2.8 million of proceeds that was included in Accounts receivable, net on our consolidated balance sheet at December 31, 2019 for the sale of an aggregate of 415,904 shares of our common stock under the prior iteration of the agreement that were executed in late December 2019. As of June 30, 2020, we had $150.0 million available under our "at the market" sales program.

GSR Agreement

On April 1, 2020, tZERO issued 508,710 shares of tZERO common stock, representing approximately 0.5% of the issued and outstanding common stock of tZERO, to GSR Capital Ltd., a Cayman Islands exempted company ("GSR") in exchange for $5.0 million in consideration in full satisfaction of the Investment Agreement dated May 8, 2019. GSR's installment payments towards the Investment Agreement were included in Accrued liabilities on our consolidated balance sheet prior to the closing of the transaction.

13. STOCK-BASED AWARDS

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of goods sold — retail	$49	$54	$103	$101
Sales and marketing	309	533	697	974
Technology	447	1,670	1,362	2,897
General and administrative	1,660	2,914	3,571	5,184
Total stock-based compensation	$2,465	$5,171	$5,733	$9,156

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

The following table summarizes restricted stock award activity during the six months ended June 30, 2020 (in thousands, except per share data):

	Six months ended June 30, 2020
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	1,051	$26.22
Granted at fair value	471	8.89
Vested	(679)	23.83
Forfeited	(101)	25.91
Outstanding—end of period	742	$17.45

Medici Ventures stock options

The Medici Ventures, Inc. ("Medici Ventures") 2017 Stock Option Plan, as amended, provides for the grant of options to employees and directors of and consultants to Medici Ventures to acquire up to approximately 9% of the authorized shares of Medici Ventures' common stock. Medici Ventures authorized 1.5 million shares, 900,000 of which are issued and outstanding to Overstock, and 130,000 of which are subject to the 2017 Stock Option Plan. The remaining 470,000 are authorized but unissued. Options vested under this plan expire at the end of ten years. During the six months ended June 30, 2020, Medici Ventures granted 13,650 stock options with a cumulative grant date fair value of $282,000 which vest over a three-year period.

tZERO equity awards

The tZERO Group, Inc. 2017 Equity Incentive Plan, as amended, provides for grants of equity awards to employees and directors of and consultants to tZERO to acquire up to 5% of the authorized shares of tZERO's common stock. During the six months ended June 30, 2020, tZERO granted 60,000 stock option awards with a cumulative grant date fair value of $46,000. In June 2020, tZERO completed the restructuring of its outstanding equity awards through the amendment and cancellation of each of its outstanding stock option awards in favor of the issuance of restricted stock unit awards, with each participant under its plan receiving one restricted stock unit for each stock option canceled. In addition to the original service-based vesting condition (generally three years), the restricted stock unit awards include an added performance-based vesting condition that a liquidity event must occur in order for the restricted stock unit awards to vest. The exchange was accounted for as a Type II modification with an incremental fair value of $6.9 million for the modified awards which will be expensed for the fully vested portion of the grant once the performance-based vesting condition becomes probable and the remaining fair value of the grant will be expensed on a straight-line basis over the remaining vesting period. As such, no incremental compensation cost was recognized on the modification date. The original grant date fair value of the stock option awards exchanged for restricted stock unit awards will continue to be expensed on a straight-line basis over their remaining vesting period. During the six months ended June 30, 2020, tZERO granted 10,541,016 restricted stock awards, including 7,851,016 restricted stock unit awards related to the exchange of stock option unit awards for restricted stock awards. The incremental restricted stock unit awards granted that were not part of the exchange totaled 2,690,000 and had a cumulative grant date fair value of $2.6 million which will be expensed for the fully vested portion of the grant once the performance-based vesting condition becomes probable and the remaining fair value of the grant will be expensed on a straight-line basis over the remaining vesting period.

14. REVENUE AND CONTRACT LIABILITY

Revenue Disaggregation

Disaggregation of revenue by major product line is included in Segment Information in Note 17—Business Segments.

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2018	$50,578
Increase due to deferral of revenue at period end	36,622
Decrease due to beginning contract liabilities recognized as revenue	(45,379)
Unearned revenue at December 31, 2019	41,821
Increase due to deferral of revenue at period end	80,287
Decrease due to beginning contract liabilities recognized as revenue	(32,403)
Unearned revenue at June 30, 2020	$89,705

Our total unearned revenue related to outstanding Club O Reward dollars was $8.0 million and $6.7 million at June 30, 2020 and December 31, 2019, respectively. Breakage income related to Club O Reward dollars and gift cards are recognized as a component of Retail revenue in our consolidated statements of operations. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Breakage included in revenue was $1.3 million and $923,000 for the three months ended June 30, 2020 and 2019 and $2.2 million and $2.0 million for the six months ended June 30, 2020 and 2019.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance (in thousands):

Amount
Allowance for returns at December 31, 2018	$15,261
Additions to the allowance	117,040
Deductions from the allowance	(121,194)
Allowance for returns at December 31, 2019	11,107
Additions to the allowance	92,510
Deductions from the allowance	(84,960)
Allowance for returns at June 30, 2020	$18,657

15. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gain on deconsolidation of net assets of Medici Land Governance, Inc.	$—	$—	$10,741	$—
Impairment of equity securities	—	(1,256)	—	(4,214)
Gain/(loss) on equity securities and marketable securities	(836)	220	(2,455)	(1,376)
Equity method losses	(3,545)	(2,033)	(6,013)	(3,058)
Other	210	74	239	(619)
Total other income (expense), net	$(4,171)	$(2,995)	$2,512	$(9,267)

16. NET INCOME (LOSS) PER SHARE

Our Series A preferred stock, Series A-1 preferred stock, and Series B preferred stock (collectively, the "preferred shares") are considered participating securities, and as a result, net income (loss) per share is calculated using the two-class method. Under this method, we give effect to preferred dividends and then allocate remaining net income (loss) attributable to our stockholders to both common shares and participating securities (based on the percentages outstanding) in determining net income (loss) per common share.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$36,356	$(24,681)	$20,023	$(63,925)
Less: Preferred stock TZROP repurchase loss	—	—	—	(425)
Less: Preferred stock dividends - declared and accumulated	179	19	198	38
Undistributed income (loss)	36,177	(24,700)	19,825	(63,538)
Less: Undistributed income (loss) allocated to participating securities	2,039	(333)	687	(892)
Net income (loss) attributable to common shares	$34,138	$(24,367)	$19,138	$(62,646)
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.85	$(0.69)	$0.48	$(1.85)
Weighted average common shares outstanding—basic	40,329	35,225	40,243	33,806
Effect of dilutive securities:
Stock options and restricted stock awards	261	—	197	—
Weighted average common shares outstanding—diluted	40,590	35,225	40,440	33,806
Net income (loss) attributable to common shares—diluted	$0.84	$(0.69)	$0.47	$(1.85)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Stock options and restricted stock units	168	904	451	967

17. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. We determined our segments based on how we manage our business. We allocate corporate support costs (administrative functions such as finance, human resources, and legal) to our operating segments based on their estimated usage and based on how we manage our business. Our Medici business includes two reportable segments, tZERO and the unconsolidated financial information for Medici Ventures ("MVI"). MVI was identified as a reportable segment during 2019. We have recast prior period segment information to conform with current year presentation. MVI consists of the Medici business not associated with tZERO. We use income (loss) before income taxes as the measure to determine our reportable segments. Other consists of MLG, which we deconsolidated MLG's consolidated net assets and noncontrolling interest from our consolidated financial statements beginning on February 22, 2020, the date that control ceased, and our unallocated corporate support costs.

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

We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the three and six months ended June 30, 2020 and 2019.

The following table summarizes information about reportable segments and a reconciliation to consolidated net income (loss) (in thousands):

	Three months ended June 30,
	Retail	tZERO	MVI	Other	Total
2020
Net revenue	$766,956	$12,737	$2,851	$—	$782,544
Cost of goods sold	589,044	10,769	2,849	—	602,662
Gross profit	177,912	1,968	2	—	179,882
Operating expenses	124,991	11,216	2,543	2,089	140,839
Interest and other income (expense), net (1)	(117)	(1,268)	(2,760)	—	(4,145)
Income (loss) before income taxes	$52,804	$(10,516)	$(5,301)	$(2,089)	34,898
Provision for income taxes					517
Net income (2)					$34,381

2019
Net revenue	$367,475	$5,551	$683	$—	$373,709
Cost of goods sold	294,984	4,143	683	—	299,810
Gross profit	72,491	1,408	—	—	73,899
Operating expenses	81,596	11,743	2,903	3,435	99,677
Interest and other income (expense), net (1)	40	340	(2,847)	(3)	(2,470)
Loss before income taxes	$(9,065)	$(9,995)	$(5,750)	$(3,438)	(28,248)
Benefit for income taxes					(622)
Net loss (2)					$(27,626)

	Six months ended June 30,
	Retail	tZERO	MVI	Other	Total
2020
Net revenue	$1,106,554	$22,976	$4,425	$162	$1,134,117
Cost of goods sold	854,436	19,536	4,423	—	878,395
Gross profit	252,118	3,440	2	162	255,722
Operating expenses	207,826	23,474	5,451	6,072	242,823
Interest and other income (expense), net (1)	(416)	(3,050)	6,073	3	2,610
Income (loss) before income taxes	$43,876	$(23,084)	$624	$(5,907)	15,509
Provision for income taxes					693
Net income (2)					$14,816

2019
Net revenue	$730,100	$10,047	$1,291	$—	$741,438
Cost of goods sold	585,624	7,500	1,291	—	594,415
Gross profit	144,476	2,547	—	—	147,023
Operating expenses	166,929	27,297	7,157	7,436	208,819
Interest and other income (expense), net (1)	175	(623)	(8,011)	(7)	(8,466)
Loss before income taxes	$(22,278)	$(25,373)	$(15,168)	$(7,443)	(70,262)
Provision for income taxes					256
Net loss (2)					$(70,518)
__________________________________________

(1)
 — Excludes intercompany transactions eliminated in consolidation, which consist primarily of service fees and interest. The net amounts of these intercompany transactions were $1.2 million and $491,000 for the three months ended June 30, 2020 and 2019, and $2.3 million and $907,000 for the six months ended June 30, 2020 and 2019.

(2)	— Net income (loss) presented for segment reporting purposes is before any adjustments attributable to noncontrolling interests.

Upon deconsolidation of MLG, we recognized our retained equity interest in MLG as an equity method security held by our MVI segment which resulted in a $10.7 million gain included in Interest and other income (expense), net in the table above for our MVI segment for the six months ended June 30, 2020. See Note 2—Summary of Significant Accounting Policies, Principles of consolidation, for additional details on the gain recognized.

For the three and six months ended June 30, 2020 and 2019, substantially all of our revenues were attributable to customers in the United States. At June 30, 2020 and December 31, 2019, substantially all our property and equipment were located in the United States.

18. BROKER DEALERS

tZERO wholly owns two broker-dealers, SpeedRoute and tZERO ATS, LLC, which were acquired in January 2016.

SpeedRoute is an electronic, agency-only, FINRA-registered broker-dealer that provides connectivity for its customers to U.S. equity exchanges as well as off-exchange sources of liquidity such as alternate trading systems. All of SpeedRoute's customers are registered broker-dealers. SpeedRoute does not hold, own, or sell securities.
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

	June 30, 2020	December 31, 2019
SpeedRoute
Net capital	$1,535	$850
Required net capital	364	145
Net capital, in excess of required	$1,171	$705
Net capital ratio	3.55	2.56

tZERO ATS, LLC
Net capital	$139	$110
Required net capital	5	5
Net capital, in excess of required	$134	$105
Net capital ratio	0.14	0.27

SpeedRoute and tZERO ATS, LLC Securities did not have any securities owned or securities sold, not yet purchased at June 30, 2020 and December 31, 2019, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. The statements in this section regarding industry outlook, our expectations regarding the performance of our business and any other non-historical statements are forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements contained herein. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Special Cautionary Note Regarding Forward Looking Statements" and in Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q. You should read the following discussion together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part II, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part I, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

We are an online retailer and advocate of blockchain technology. As used herein, "Overstock", "Overstock.com", "O.co", "the Company", "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Our Retail Business

Our online retail business seeks to provide goods to furnish and accessorize "dream homes" for our target customers—consumers who seek quality, stylish merchandise at bargain prices. We believe that the furniture and home goods market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales, particularly as Millennial consumers (which we define as those aged 21-37), who are generally comfortable shopping online, start families and move into new homes. As a result of the COVID-19 pandemic and resulting state and local government mandates of home confinement and closure of many brick-and-mortar stores, we have seen strong trends to online sales as consumers migrate to online shopping. We regularly change our home furnishings product assortment to meet the evolving preferences of our customers and current trends. Our products include, among others, furniture, home décor including rugs, bedding and bath, home improvement, and kitchen items. We sell our products and services through our Internet websites located at www.overstock.com and www.o.co (referred to collectively as the "Website"). Nearly all our retail sales through our Website were from transactions in which we fulfilled orders through our network of manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. Our retail sales also include sales of our own inventory shipped from our warehouses, including some customer returns of partner products.

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

Our tZERO Business

tZERO is a financial technology company pursuing initiatives to develop and commercialize financial applications of blockchain technologies and democratize access to private capital markets. tZERO's primary focus is on the development and adoption of digital securities. tZERO focuses on developing the supply side of this marketplace by creating, marketing and licensing a suite of technologies (the "tZERO Technology Stack") that enables issuers to issue, and relevant regulated market participants to support the issuance, trading, clearance and settlement of, digital securities. Throughout this report we refer to "digital securities" which are conventional uncertificated securities where the issuer arranges for a digital "courtesy carbon copy" of the transfer agent's share registry to be viewable on the blockchain and may also be referred to as "digitally-enhanced securities".

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

Strategies for our tZERO Business

tZERO is a financial technology company pursuing initiatives to develop and commercialize the financial applications of blockchain technologies and democratize access to private capital markets. tZERO's primary initiatives currently consist of the following:

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

•
Create a world class trading experience - tZERO continues to seek opportunities to enhance the tZERO Technology Stack and improve investors' trading experience for all types of financial products. tZERO is working to allow digital securities to be traded via a mobile application. It is also developing further enhancements of tZERO Crypto's separate wallet and exchange services, such as ensuring it is accessible on a web platform. tZERO believes a world-class trading experience will be key to investors' adoption of digital securities and tZERO's products and services.

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

Revenue increased 109% in Q2 2020 compared to the same period in 2019. This increase was primarily due to increased retail product sales resulting from a 120% increase in customer orders. This increased customer activity was largely driven by new customer growth and strong repeat customer behavior, both influenced by a consumer shift toward online shopping related to the COVID-19 pandemic. While we have observed this recent acceleration of new customer acquisition and demand for our products and resulting sales, we cannot estimate the impact that COVID-19 will have on our business in the future due to the unpredictable nature of the ultimate scope and duration of the pandemic.

Gross profit increased 143% in Q2 2020 compared to the same period in 2019 primarily due to an increase in retail product sales and an increase in gross margin. Gross margin increased to 23.0% in Q2 2020, compared to 19.8% in Q2 2019, primarily due to a benefit to cost of goods sold from our partner marketing allowance program, which was fully implemented at the beginning of the quarter and allows us to advertise more strategically with our partners. Gross margin also benefited from reduced promotional discounting, an increase in fees charged to partners due to unmet contractual service levels, and lower customer service costs due to slower growth in our staffing relative to the increase in sales and customer contacts.

Sales and marketing expenses as a percentage of revenue increased from 9.2% in Q2 2019 to 10.2% in Q2 2020 primarily due to increased spending in text ads, product listing ads, and display advertising channels. These changes in marketing spending supported our customer acquisition efforts, resulting in a 205% increase in new customers compared to the second quarter of 2019.

Technology expenses totaled $33.7 million for the three months ended June 30, 2020, a $526,000 increase compared to the three months ended June 30, 2019.

General and administrative expenses decreased $4.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to an $8.6 million reversal of a legal settlement accrual due to a ruling in our favor in our gift card escheatment case in Delaware, partially offset by a $3.8 million increase in staff-related costs including accrued bonus.

Liquidity

Our consolidated cash and cash equivalents balance increased from $112.3 million as of December 31, 2019, to $318.6 million as of June 30, 2020, an increase of $206.3 million, primarily as the result of cash flows from operating activities of $170.4 million, $47.5 million in proceeds from long-term debt, $6.3 million in proceeds from the sale of marketable securities, and $2.8 million in proceeds received in January from the sale of common stock executed in late December 2019 under our "at the market" sales agreement with JonesTrading, net of offering costs, partially offset by cash outflows of $4.1 million from the deconsolidation of MLG's net assets and $9.4 million in expenditures for property and equipment.

Additional commentary related to Medici Ventures

For the three months ended June 30, 2020, our loss before income taxes in our Medici Ventures business, excluding our loss in our tZERO business, was $5.3 million, and we expect to continue to incur significant losses in our Medici Ventures business during 2020 as Medici Ventures' business model of providing technical assistance to companies in which Medici Ventures owns an interest has not yet generated material revenues.

Additional commentary related to tZERO

For the three months ended June 30, 2020, our loss before income taxes in our tZERO business, excluding our loss in the non-tZERO portion of our Medici business, was $10.5 million, and we expect to continue to incur significant losses in our tZERO business during 2020 as tZERO does not yet have a stable customer base or backlog orders and has not yet generated any meaningful revenue from any commercially available applications of its blockchain initiatives.

Additional commentary related to COVID-19

Overstock has responded effectively to the challenges and opportunities created by the COVID-19 pandemic. In our Retail business, customer demand increased significantly in the second quarter, particularly in our key home furnishings categories. We have seen a substantial year-over-year increase in our website traffic and number of new customers, and our Retail gross sales grew more than 100% year over year in Q2. Our online-only platform and partner network with thousands of fulfillment centers has enabled us to meet this increase in demand without significant operational disruptions. Our warehouses have remained operational based on our implementation of sound safety measures, including staggered shifts and social distancing. We also are hiring in key areas to support our current and expected growth. We have faced challenges from the sharply increased volume throughout our customer service channels and capacity issues from shipping carriers and some suppliers, including out-of-stock positions on some of our top performing products. We also have faced challenges at tZERO and its subsidiaries, as market volatility has delayed capital raises by potential issuers. Most of our Medici Ventures blockchain companies have seen little disruption, and several are working on solutions to problems arising from the global pandemic. We have evaluated and implemented a phased re-entry plan for our offices while most of our corporate employees continue to work from home without incident. We cannot predict how the COVID-19 pandemic will unfold in the coming months. Nevertheless, the challenges arising from the pandemic have not adversely affected our liquidity, revenues, or capacity to service our debt, nor have these conditions forced us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019, and Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

Revenue

The following table reflects our net revenues for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue, net
Retail	$766,956	$367,475	$399,481	108.7%	$1,106,554	$730,100	$376,454	51.6%
Other	15,588	6,234	9,354	150.0%	27,563	11,338	16,225	143.1%
Total revenue, net	$782,544	$373,709	$408,835	109.4%	$1,134,117	$741,438	$392,679	53.0%

The 109% increase in total net revenue for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to increased retail product sales resulting from a 120% increase in customer orders. This increased customer activity was largely driven by new customer growth and strong repeat customer behavior, both influenced by a consumer shift toward online shopping related to the COVID-19 pandemic. While we have observed this recent acceleration of new customer acquisition and demand for our products and resulting sales, we cannot estimate the impact that COVID-19 will have on our business in the future due to the unpredictable nature of the ultimate scope and duration of the pandemic.

The 53% increase in total net revenue for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to increased retail product sales that resulted from a 58% increase in customer orders, largely due to a surge in consumer online shopping in response to COVID-19.

The increase in our Other net revenue for the three and six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to an increase in SpeedRoute trading volume.

International net revenues were less than 3% of total net revenues for each of the three and six months ended June 30, 2020 and 2019.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes for the three months ended June 30, 2020 (in thousands):

	Three months ended June 30, 2020
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(17,302)	$(3,654)
1	$(8,044)	$(1,690)
As reported	As reported	As reported
-1	$7,362	$1,516
-2	$21,678	$4,667

Gross profit and gross margin

Our overall gross margins fluctuate based on changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue, net
Retail	$766,956	$367,475	$399,481	108.7%	$1,106,554	$730,100	$376,454	51.6%
Other	15,588	6,234	9,354	150.0%	27,563	11,338	16,225	143.1%
Total net revenue	782,544	373,709	408,835	109.4%	1,134,117	741,438	392,679	53.0%
Cost of goods sold
Retail	589,044	294,984	294,060	99.7%	854,436	585,624	268,812	45.9%
Other	13,618	4,826	8,792	182.2%	23,959	8,791	15,168	172.5%
Total cost of goods sold	602,662	299,810	302,852	101.0%	878,395	594,415	283,980	47.8%
Gross Profit
Retail	177,912	72,491	105,421	145.4%	252,118	144,476	107,642	74.5%
Other	1,970	1,408	562	39.9%	3,604	2,547	1,057	41.5%
Total gross profit	$179,882	$73,899	$105,983	143.4%	$255,722	$147,023	$108,699	73.9%

Gross margins for the past six quarterly periods and fiscal year ending 2019 were:

	Q1 2019	Q2 2019	Q3 2019	Q4 2019	FY 2019	Q1 2020	Q2 2020
Retail	19.9%	19.7%	20.0%	20.7%	20.1%	21.9%	23.2%
Other	22.3%	22.6%	20.6%	19.1%	21.0%	13.6%	12.6%
Combined	19.9%	19.8%	20.0%	20.6%	20.1%	21.6%	23.0%

Gross profit for the three months ended June 30, 2020 increased 143% compared to the same period in 2019, primarily due to an increase in retail product sales and an increase in gross margin. Gross margin increased to 23.0% for the three months ended June 30, 2020, compared to 19.8% for the same period in 2019. This increase in gross margin was primarily due to a benefit to cost of goods sold from our partner marketing allowance program, which was fully implemented at the beginning of the quarter and allows us to advertise more strategically with our partners. Gross margin also benefited from reduced promotional discounting, an increase in fees charged to partners due to unmet contractual service levels, and lower customer service costs due to slower growth in our staffing relative to the increase in sales.

The 74% increase in gross profit for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase in retail product sales and an increase in gross margin. Gross margin increased to 22.5% for the six months ended June 30, 2020, compared to 19.8% for the same period in 2019. The increase in gross margin was primarily due to a benefit to cost of goods sold from our partner marketing allowance program, which was fully implemented at the beginning of the second quarter, and lower promotional discounting. In addition, we had a decrease in customer service costs and an increase in volume through our Overstock Sponsored Product platform.

The decrease in our Other gross margin for the three and six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to an increase in SpeedRoute trading volume for transactions with lower margins.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
Total revenue, net	$782,544	100%	$373,709	100%	$1,134,117	100%	$741,438	100%
Cost of goods sold
Product costs and other cost of goods sold	575,783	74%	283,502	76%	835,729	74%	560,719	76%
Fulfillment and related costs	26,879	3%	16,308	4%	42,666	4%	33,696	5%
Total cost of goods sold	602,662	77%	299,810	80%	878,395	77%	594,415	80%
Gross profit	$179,882	23%	$73,899	20%	$255,722	23%	$147,023	20%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs decreased slightly as a percentage of revenue during the three and six months ended June 30, 2020 as compared to the same period in 2019.

See "Gross profit" above for additional discussion.

Operating expenses

Sales and marketing expenses

We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through text ads, product listing ads, display ads, native ads, affiliate marketing programs, e-mail, direct mail, video ads, and social media campaigns. We also do brand advertising through television, radio, print ads, and event sponsorships.

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

The following table reflects our sales and marketing expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing expenses	$79,790	$34,560	$45,230	130.9%	$116,552	$68,037	$48,515	71.3%
Sales and marketing expenses as a percent of net revenues	10.2%	9.2%			10.3%	9.2%
Advertising expense included in sales and marketing expenses	$75,115	$29,923	$45,192	151.0%	$107,718	$58,443	$49,275	84.3%
Advertising expense included in sales and marketing expense as a percent of net revenue	9.6%	8.0%			9.5%	7.9%

The 95 basis point increase in sales and marketing expenses for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to increased spending in text ads, product listing ads, and display advertising channels. These changes in marketing spending supported our customer acquisition efforts, resulting in a 205% increase in new customers compared to the second quarter of 2019.

The 110 basis point increase in sales and marketing expenses for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase in spending in text ads, product listing ads, and display advertising channels.

Technology expenses

We seek to deploy our capital resources efficiently in technology, including web services, customer support solutions, website search, expansion of new and existing product categories, and in technology to enhance the customer experience, improve our process efficiency and support and expand our logistics infrastructure. We expect to continue to incur technology expenses to support these initiatives and these expenditures may continue to be material.

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

The following table reflects our technology expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Technology expenses	$33,678	$33,153	$525	1.6%	$66,474	$68,586	$(2,112)	(3.1)%
Technology expenses as a percent of net revenues	4.3%	8.9%			5.9%	9.3%

Technology costs increased 2% or $526,000 for the three months ended June 30, 2020, as compared to the same period in 2019.

Technology costs decreased 3% or $2.1 million for the six months ended June 30, 2020, as compared to the same period in 2019.

General and administrative expenses

The following table reflects our general and administrative expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General and administrative expenses	$27,371	$31,964	$(4,593)	(14.4)%	$59,797	$72,196	$(12,399)	(17.2)%
General and administrative expenses as a percent of net revenues	3.5%	8.6%			5.3%	9.7%

The $4.6 million decrease in general and administrative expenses for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an $8.6 million reversal of a legal settlement accrual due to a ruling in our favor in our gift card escheatment case in Delaware, partially offset by a $3.8 million increase in staff-related costs including accrued bonus.

The $12.4 million decrease in general and administrative expenses for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an $8.6 million reversal of a legal settlement accrual, a $3.3 million decrease in consulting expenses, and a $3.3 million savings in discretionary spending due to adjustments related to the COVID-19 pandemic, partially offset by a $1.9 million increase in staff-related costs.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2020 was $(4.2) million as compared to $(3.0) million for the three months ended June 30, 2019. The $1.2 million increase in other income (expense), net for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a $1.4 million increase in non-cash losses on equity holdings and other assets.

Other income (expense), net for the six months ended June 30, 2020 was $2.5 million as compared to $(9.3) million for the six months ended June 30, 2019. The $11.8 million improvement in other income (expense), net for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a $10.7 million gain recognized on the deconsolidation of the Medici Land Governance business.

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

Our expense/(benefit) for income taxes for the three months ended June 30, 2020 and 2019 was $517,000 and $(622,000), respectively. Our expense for income taxes for the six months ended June 30, 2020 and 2019 was $693,000 and $256,000, respectively. The effective tax rate for the six months ended June 30, 2020 and 2019 was 4.5% and (0.4)%, respectively. Our low effective tax rate is primarily attributable to the valuation allowance we maintain on our net deferred tax assets related to our U.S. operations.

We are subject to taxation in the United States and several state and foreign jurisdictions. Tax years beginning in 2015 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Liquidity and Capital Resources
Overview

We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. During the period of uncertainty and volatility related to the COVID-19 pandemic, we have presumed for forecasting purposes that our recent revenue growth rates experienced during the second half of March 2020 and through July 2020 will not continue at these levels for the foreseeable future as we believe these growth rates are driven in large part by the COVID-19 pandemic and resulting state and local government mandates of home confinement and closure of many brick-and-mortar stores. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity in light of the most recent developments driven by the COVID-19 pandemic. We proactively seek opportunities to improve the efficiency of our operations and have in the past and may in the future take steps to realize internal cost savings, including aligning our staffing needs based on our current and expected future levels of operations and process streamlining. However, we may raise additional capital and/or obtain additional debt financing to be able to fully pursue some or all of our strategies, including plans for our retail business while also funding our Medici initiatives, beyond the next twelve months. See "Strategies for our Retail Business", "Strategies for our Medici Business", and "Strategies for our tZERO Business" above.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivables, net. At June 30, 2020, we had cash and cash equivalents of $318.6 million and accounts receivables, net of allowance for credit losses of $47.8 million. Our ability to access the liquidity of our subsidiaries may be limited by tax and legal considerations and other factors.

Cash flow information is as follows (in thousands):

	Six months ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities	$170,443	$(65,852)
Investing activities	(7,978)	(3,115)
Financing activities	43,847	49,760

We entered into an Amended and Restated Capital on DemandTM Sales agreement dated June 26, 2020 with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"), under which we conducted "at the market" public offerings of our common stock. Under the sales agreement, JonesTrading and D.A. Davidson, acting as our agents, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. As of the effective date of the amended and restated agreement, June 26, 2020, we had $150.0 million available under our "at the market" sales program.

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result of the COVID-19 pandemic, we saw our retail product sales accelerate at the end of March through June 30, 2020, as customers turned to online shopping, which caused our cash, cash equivalents and accounts receivable balances to increase compared to year-end and also resulted in increase in our accounts payable and unearned revenue balance as of June 30, 2020.

The $170.4 million of net cash provided by operating activities during the six months ended June 30, 2020 was primarily due to consolidated net income, adjusted for non-cash items, of $36.0 million and cash provided by changes in operating assets and liabilities of $134.5 million.

The $65.9 million of net cash used in operating activities during the six months ended June 30, 2019 was primarily due to consolidated net loss, adjusted for non-cash items, of $34.2 million and cash used by changes in operating assets and liabilities of $31.6 million.

Investing activities

For the six months ended June 30, 2020, investing activities resulted in a net cash outflow of $8.0 million, primarily due to $4.1 million in cash outflow from the deconsolidation of MLG's net assets and $9.4 million of expenditures for property and equipment, partially offset by $6.3 million in proceeds from the sale of marketable securities.

For the six months ended June 30, 2019, investing activities resulted in net cash outflows of $3.1 million, primarily due to $10.6 million of expenditures for property and equipment, $2.5 million purchase of equity securities, and $2.0 million disbursement of notes receivable, partially offset by $7.1 million for the sale of equity securities and $4.9 million of cash acquired through a business combination that was funded at the end of the fourth quarter of 2018 but closed in the first quarter of 2019.

Financing activities

For the six months ended June 30, 2020, financing activities resulted in a net cash inflow of $43.8 million primarily due to $47.5 million in proceeds from long-term debt and $2.8 million of net proceeds from the sale of common stock under our at the market offering for sales of common stock executed in late December 2019, partially offset by $1.7 million for payment of taxes withheld upon vesting of restricted stock.

For the six months ended June 30, 2019, financing activities resulted in net cash inflows of $49.8 million primarily due to $52.1 million of net proceeds from the sale of common stock under the at the market offering, partially offset by $1.3 million of taxes withheld upon vesting of restricted stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2020 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$32,591	$6,692	$12,039	$7,312	$6,548
Loan agreements (2)	62,490	5,264	10,528	5,149	41,549
Technology services (3)	1,932	1,315	617	—	—
Total contractual cash obligations	$97,013	$13,271	$23,184	$12,461	$48,097
 __________________________________________

(1)
 — Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Note 9—Leases, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

(2)
 — Represents future interest and principal payments on the financing agreements with Loan Core Capital Funding Corporation LLC. For information regarding our financing agreements, see Note 8—Borrowings, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

(2)	— Represents the future payments for enforceable and legally binding long-term contractual agreements for technology services and finance leases for equipment included in such service agreements.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of June 30, 2020, accrued tax contingencies were $1.6 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Off-Balance Sheet Arrangements

At June 30, 2020, we had a $5 million contractual off-balance sheet contingent obligation to provide additional funding in the future to our BSTX joint venture when, during the first 48 months after the establishment of the entity, the aggregate cash balance of BSTX's combined bank accounts fall below $2 million for any reason. Subsequent to June 30, 2020, the conditions to fund the obligation were triggered but we have not yet provided the additional funding as of our filing date.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Note 2—Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Note 2—Summary of Significant Accounting Policies, including information about recently adopted accounting standards, see Recently adopted accounting standards, included in Item 1, Part I, Financial Statements (Unaudited), contained in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Furthermore, tZERO ATS, LLC operates the tZERO ATS and is, therefore, subject to Regulation ATS as well as other regulations, and partners with broker-dealers that are also subject to regulation by the SEC and FINRA and whose regulatory compliance may impact tZERO ATS, LLC. Regulation ATS establishes the regulatory framework for alternative trading systems that match buy and sell orders but are exempt from registering as a national exchange under the Securities Exchange Act of 1934. Regulation ATS subjects tZERO ATS, LLC to various rules and regulations, including, but not limited to, quarterly reporting obligations on Form ATS. The tZERO ATS facilitates the current trading of our outstanding Series A-1 preferred stock as well as TZROP. Secondary resales of our Series A-1 preferred stock and TZROP must be conducted in compliance with federal and state securities laws which may additionally impact tZERO ATS, LLC.

The joint venture that tZERO and BOX Digital announced in June 2018 is seeking regulatory approvals that would enable the parties to operate BSTX, a national securities exchange facility to support trading in a type of digital security called a security token. BSTX, which will require approval from the SEC prior to beginning operations. The SEC published proposed rule changes relating to BSTX on October 11, 2019, soliciting public comments thereon. The SEC extended the review period on November 29, 2019 to January 16, 2020. BOX Exchange LLC filed an amendment to the proposal on December 26, 2019, and the SEC again extended the review period on January 16, 2020 to April 15, 2020. A subsequent amendment was filed by BOX Exchange LLC on February 19, 2020, after which the SEC extended the review period on April 14, 2020 until June 14, 2020. To allow for further review by the SEC, BOX Exchange LLC withdrew and resubmitted the proposed rule changes on May 12, 2020. The SEC extended the review period for the proposed rule changes on July 16, 2020 to August 30, 2020. As a national securities exchange facility, BSTX will be subject to provisions of the Securities Exchange Act of 1934 and other rules and regulations applicable to national securities exchanges that are different than those applicable to tZERO's current operations, including, but not limited to, periodic and special examinations by the SEC.

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

Investment Risk

The fair values of our marketable and equity securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in the value of our marketable and equity securities. At June 30, 2020, our recorded value in marketable and equity securities in public and private companies was $52.7 million, of which $2.6 million relates to publicly traded companies, recorded at fair value, which are subject to market price volatility. We perform a qualitative assessment for our equity securities in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the equity security and, if the fair value is less than carrying value, we write down the equity security to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

There were no changes in either our disclosure controls and procedures or our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting. We have not experienced any material impact to our disclosure controls and procedures or our internal controls over financial reporting despite the fact that most of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to significant damages, associated costs, or equitable remedies relating to the operation of our business. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item 1 of Part I, Financial Statements—Note 10—Commitments and Contingencies, subheading Legal Proceedings and Contingencies, contained in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, as well as the risk factors described in our Form 10-K for the year ended December 31, 2019, and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. We have included risk factors contained in our Form 10-Q for the quarter ended March 31, 2020, with appropriate revisions, and have added new risk factors. We have not repeated risk factors contained in our Form 10-K for the year ended December 31, 2019, which are incorporated herein by reference. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2019.

The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its ongoing effects on our partners, consumers, suppliers or third-party service providers.

Any of the negative impacts of the COVID-19 pandemic, including those described below, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2019. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities, private businesses and other third parties in response to the pandemic, the ultimate geographic spread of the virus and the ongoing economic effect of the pandemic.

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

Our ability to maintain the substantial increase in sales we have experienced since the onset of the COVID-19 pandemic is uncertain.

We have seen a substantial increase in sales from newly acquired customers and existing customers on our online retail website due in large part to the COVID-19 pandemic, with resulting home confinement mandates from state and local governments and closures of many brick-and-mortar stores. The rapid increase in sales volume resulted in a reduction of certain inventory, shipment delays, and delays in responding to customer service issues with a corresponding reduction in customer satisfaction. The extent to which our increased sales volume will continue or newly acquired customers will convert into repeat customers as home confinement mandates are lifted and brick-and-mortar stores re-open is uncertain. Further, this uncertainty could result in a volatility of our stock price.

New regulations and policies relating to, or arising as a result of, COVID-19 could have a material adverse effect on our business.

Foreign, state and local governments have enacted certain regulations and policies relating to COVID-19, which include but are not limited to new immigration policies and regulations on pricing and shipment of goods. Various jurisdictions have imposed restrictions on immigration to contain the spread of COVID-19. Immigration policies vary from jurisdiction to jurisdiction but could negatively impact our ability to retain our existing foreign employees or our ability to recruit new talent from foreign jurisdictions. In addition, so called "price gouging" regulations vary from state to state and seek to limit the amount by which a price can be increased for certain items. Similarly, certain regulations have been enacted to restrict or limit the shipment of non-essential items in the wake of COVID-19. It is difficult to predict the impact these and other regulations, including both current and future regulations, relating to, or arising as a result of, COVID-19 might have on us and our subsidiaries. If we are unable to both meet consumer demand and comply with such regulations, our reputation could be damaged and we could be exposed to liabilities, penalties, and fines, which could have a material adverse effect on our business and financial results.

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

We have facilities located in Washington, New York, Pennsylvania, Kansas, Utah, and Ireland. We also have contractors located in California, India and the Philippines. Our employees and contractors working in these facilities may be at risk for exposure to and for contracting COVID-19. Known cases of COVID-19 have been reported in these regions. The spread of COVID-19 in these locations may result in our employees and contractors being forced to work remotely or missing work if they or a member of their family contract COVID-19. Additional risks are inherent when employees and contractors work remotely, including risks that third-party internet and phone service providers may not provide adequate services for employees and contractors to perform their responsibilities, risks that hardware, software, or other technological problems or failures could prevent employees or contractors from performing their responsibilities and could take an excessive amount of time to resolve and risks that employees and contractors may not be trained as effectively or monitored as closely from remote locations, creating greater risks for the security of confidential information. Any such occurrences could have a material negative impact on the business. The extent to which COVID-19 may impact our business remains uncertain.

We may be required to recognize impairments losses or allowances for bad debt relating to our equity interests in or creditor relationships with startup businesses.

We hold minority interests and promissory notes in several companies that are in the startup or development stages and we may acquire additional minority interests in other entities in the future. Minority interests are inherently risky because we may not have the ability to influence business decisions. Further, these interests are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages, unproven, and may never materialize. These companies may abandon, modify, or alter their product and service mix and overall strategy whether due to COVID-19 or otherwise. Additionally, since these interests are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, the economic impact of the COVID-19 pandemic may limit the ability for these entities to raise capital in the future. Furthermore, we have no assurance that the technology or products of companies we have funded would be successful, even if they were brought to market. We have previously recognized impairment losses or made allowances for bad debt related to these equity interests and may in the future recognize additional impairment losses or make allowances for bad debt related to these interests. Any such impairment losses or allowances for bad debt could be material and could have a material adverse effect on our financial results and business.

We depend on third-party companies to perform functions critical to our business, and any failure or increased cost on their part could have a material adverse effect on our business.

We depend on third-party companies, including third-party carriers and a large number of independent fulfillment partners whose products we offer for sale on our Website, to perform functions critical to our ability to deliver products and services to our customers on time and at a reasonable cost. We depend on our carriers and fulfillment partners to perform traditional retail operations such as maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely and cost-effective basis. We also depend on the delivery and product assembly services that we and they utilize, on the payment processors that facilitate our customers' payments for their purchases, and on other third parties over which we have no control, for the operation of our business. Difficulties with any of our significant fulfillment partners or third-party carriers, delivery or product assembly services, payment processors or other third parties involved in our business, regardless of the reason, could have a material adverse effect on our financial results, business and prospects.

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

tZERO and BOX Digital have entered into a joint venture intended to develop a national securities exchange facility of BOX Exchange LLC ("BSTX") that would facilitate the trading of a type of digital security called a security token that would utilize the tZERO Technology Stack. The SEC published proposed rule changes related to BSTX on October 11, 2019, soliciting public comments thereon. The SEC extended the review period on November 29, 2019 to January 16, 2020, BOX Exchange LLC filed an amendment to the proposal on December 26, 2019, and the SEC again extended the review period on January 16, 2020 to April 15, 2020. A subsequent amendment was filed by BOX Exchange LLC on February 19, 2020, after which the SEC extended the review period on April 14, 2020 until June 14, 2020. To allow for further review by the SEC, BOX Exchange LLC withdrew and resubmitted the proposed rule changes on May 12, 2020. The SEC extended the review period for the proposed rule changes on July 16, 2020 to August 30, 2020.

The application of federal securities law and other bodies of law to assets enhanced by blockchain technology is subject to significant uncertainty and likely to rapidly evolve as government agencies take greater interest in them. As a result, there may be a delay in the receipt of the regulatory approvals BSTX requires to operate, if they are received at all. In the event BSTX is not able to receive the regulatory approvals it requires to begin operations or there is significant delay in BSTX's receipt of such approvals, it may be forced to revise its anticipated operations. Any such revision could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

Risks related to software developed by our Medici businesses could contain flaws or vulnerabilities and expose us or Medici Ventures' customers to cyber security risks and risks of data loss, other security breaches, or damages that could negatively impact our business.

Our Medici businesses offer certain products and services, which include the development and sale of certain software products which could contain flaws or vulnerabilities that could present cyber security-related risks, data loss, other security breaches, or damages to our own business or our customers. Any flaws or vulnerabilities in the software developed by our Medici businesses and any data breaches, cyber security breaches, malfunctions, or errors could result in a loss of opportunity, damages, or an improper or illegal use of ours or our customer's data and could expose our business to a risk of loss and could result in claims, fines, penalties, and litigation. Any flaw, vulnerability, or compromise of our Medici business software or security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to reputation, and a loss of confidence in our business, any of which could have a material adverse effect on our financial results and business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered issuance of equity securities

None.

Issuer purchases of equity securities

None.

Limitations upon the payment of dividends

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibit Number	Exhibit Description
10.1
Amendment No. 3 to Capital on DemandTM Sales Agreement between Overstock.com, Inc. and JonesTrading Institutional Services LLC, as agent, dated April 9, 2020, incorporated by reference to Exhibit 1.1 to our Form 8-K filed on April 10, 2020

	10.2	Form of Executive Retention Agreement, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 17, 2020
10.3
Amended and Restated Capital on DemandTM Sales Agreement between Overstock.com, Inc. and JonesTrading Institutional Services LLC and D.A. Davidson & Co., as agents, dated June 26, 2020, incorporated by reference to Exhibit 1.1 to our Form 8-K filed on June 29, 2020

	10.4*	Form of RSU Award Agreement for tZERO Group, Inc.
	10.5*	tZERO Group, Inc. 2017 Equity Incentive Plan, adopted December 24, 2017, as amended through June 1, 2020
	10.6*	Notice of Amendment to Stock Option Grant and Notice of Restricted Stock Unit Grant of tZERO Group, Inc.
	31.1*	Exhibit 31.1 Certification of Chief Executive Officer
	31.2*	Exhibit 31.2 Certification of Chief Financial Officer
	32.1**	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2**	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
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

Date:	August 6, 2020	OVERSTOCK.COM, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)