Form 10-Q
period 2020-09-30
OVERSTOCK.COM, INC
filed 2020-11-05
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020

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

42,765,117 shares of the Registrant's common stock, par value $0.0001, outstanding on October 30, 2020.

OVERSTOCK.COM, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2020

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

Actual events or results may differ materially from those contemplated by our forward-looking statements for a variety of reasons, including among others:

•	the impact that the novel coronavirus, or COVID-19, pandemic may have on our business and the industries in which we and our subsidiaries operate;

•	the impact that any litigation, claims, or regulatory matters could have on our business, financial condition, results of operations, and cash flows;

•
any increases in the price of importing into the U.S. the types of merchandise we sell in our retail business or other supply chain challenges that limit our access to merchandise we sell in our retail business;

•	any difficulties we may encounter as a result of our reliance on third-parties that we do not control for the performance of critical functions material to our business;

•	any inability to convert new customers into repeat customers or maintain increased sales volumes;

•	any downturn in the U.S. housing industry or other changes in U.S. and global economic conditions or U.S. consumer spending, as a result of the COVID-19 pandemic or otherwise;

•	our exposure to cyber security risks, risks of data loss and other security breaches;

•	any strategic transactions, restructurings or other changes we may make to our business;

•	any challenges that result in the unavailability of our Website or reduced performance of our transaction systems;

•	the possibility that we are unable to protect our proprietary technology and to obtain trademark protection for our marks;

•	current claims of intellectual property infringement to which we are subject and additional infringement claims to which we may become subject in the future;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$529,710	$112,266
Restricted cash	2,570	2,632
Marketable securities at fair value	1,355	10,308
Accounts receivable, net of allowance for credit losses of $2,053 and $2,474 at September 30, 2020 and December 31, 2019, respectively	35,403	24,728
Inventories	6,867	5,840
Prepaids and other current assets	19,704	21,589
Total current assets	595,609	177,363
Property and equipment, net	125,142	130,028
Intangible assets, net	9,009	11,756
Goodwill	27,120	27,120
Equity securities	48,983	42,043
Operating lease right-of-use assets	25,402	25,384
Other long-term assets, net	11,717	4,033
Total assets	$842,982	$417,727
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$119,663	$75,416
Accrued liabilities	145,668	88,197
Unearned revenue	78,757	41,821
Operating lease liabilities, current	5,959	6,603
Other current liabilities	3,803	3,962
Total current liabilities	353,850	215,999
Long-term debt, net	42,148	—
Operating lease liabilities, non-current	21,640	21,554
Other long-term liabilities	6,038	2,319
Total liabilities	423,676	239,872
Commitments and contingencies (Note 10)

Continued on the following page

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	September 30, 2020	December 31, 2019
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A-1, issued and outstanding - 4,204 and 4,210	—	—
Series B, issued and outstanding - 357 and 357	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 46,317 and 42,790
Outstanding shares - 42,758 and 39,464	4	4
Additional paid-in capital	966,299	764,845
Accumulated deficit	(537,089)	(580,390)
Accumulated other comprehensive loss	(556)	(568)
Treasury stock at cost - 3,559 and 3,326	(71,124)	(68,807)
Equity attributable to stockholders of Overstock.com, Inc.	357,534	115,084
Equity attributable to noncontrolling interests	61,772	62,771
Total stockholders' equity	419,306	177,855
Total liabilities and stockholders' equity	$842,982	$417,727

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue, net
Retail	$717,695	$340,798	$1,824,249	$1,070,898
Other	13,956	6,301	41,519	17,639
Total net revenue	731,651	347,099	1,865,768	1,088,537
Cost of goods sold
Retail	548,982	272,545	1,403,418	858,169
Other	11,901	5,006	35,860	13,797
Total cost of goods sold	560,883	277,551	1,439,278	871,966
Gross profit	170,768	69,548	426,490	216,571
Operating expenses
Sales and marketing	72,010	34,215	188,562	102,252
Technology	34,984	32,782	101,458	101,368
General and administrative	34,225	32,681	94,022	104,877
Total operating expenses	141,219	99,678	384,042	308,497
Operating income (loss)	29,549	(30,130)	42,448	(91,926)
Interest income	402	449	1,288	1,482
Interest expense	(579)	(57)	(1,367)	(289)
Other expense, net	(7,526)	(4,781)	(5,014)	(14,048)
Income (loss) before income taxes	21,846	(34,519)	37,355	(104,781)
Provision for income taxes	620	23	1,313	279
Net income (loss)	21,226	(34,542)	36,042	(105,060)
Less: Net loss attributable to noncontrolling interests	(2,165)	(3,604)	(7,372)	(10,197)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$23,391	$(30,938)	$43,414	$(94,863)
Net income (loss) per share of common stock:
Net income (loss) attributable to common shares—basic	$0.50	$(0.89)	$1.00	$(2.74)
Net income (loss) attributable to common shares—diluted	$0.50	$(0.89)	$0.99	$(2.74)
Weighted average shares of common stock outstanding:
Basic	41,595	35,241	40,697	34,289
Diluted	42,202	35,241	41,030	34,289

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$21,226	$(34,542)	$36,042	$(105,060)
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $0, $0, and $0	4	4	12	12
Other comprehensive income	4	4	12	12
Comprehensive income (loss)	21,230	(34,538)	36,054	(105,048)
Less: Comprehensive loss attributable to noncontrolling interests	(2,165)	(3,604)	(7,372)	(10,197)
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$23,395	$(30,934)	$43,426	$(94,851)

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of period	43,885	38,561	42,790	35,346
Common stock issued upon vesting of restricted stock	17	4	696	259
Common stock sold through offerings	2,415	—	2,831	2,960
Balance at end of period	46,317	38,565	46,317	38,565
Shares of treasury stock
Balance at beginning of period	3,553	3,322	3,326	3,200
Common stock repurchased through business combination	—	—	—	47
Tax withholding upon vesting of restricted stock	6	1	233	76
Balance at end of period	3,559	3,323	3,559	3,323
Total shares of common stock outstanding	42,758	35,242	42,758	35,242
Common stock	$4	$3	$4	$3
Shares of Series A preferred stock issued and outstanding
Balance at beginning of period	—	3	—	127
Exchange of shares to Series A-1 preferred stock	—	(2)	—	(125)
Conversion of shares to Series B preferred stock	—	(1)	—	(2)
Balance at end of period	—	—	—	—
Shares of Series A-1 preferred stock issued and outstanding
Balance at beginning of period	4,204	123	4,210	—
Exchange of shares from Series A preferred stock	—	2	—	125
Dividend declared, not yet distributed	—	3,577	—	3,577
Shares declared, not distributed (Note 12)	—	—	(6)	—
Balance at end of period	4,204	3,702	4,204	3,702
Shares of Series B preferred stock issued and outstanding
Balance at beginning of period	357	356	357	355
Conversion of shares from Series A preferred stock	—	1	—	2
Balance at end of period	357	357	357	357
Preferred stock	$—	$—	$—	$—
Additional paid-in capital
Balance at beginning of period	$770,984	$719,010	$764,845	$657,981
Stock-based compensation to employees and directors	2,623	4,467	8,356	13,623
Common stock sold through offerings, net	192,692	—	192,692	52,112
Other	—	2,655	406	2,416
Balance at end of period	$966,299	$726,132	$966,299	$726,132

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Accumulated deficit
Balance at beginning of period	$(560,480)	$(522,397)	$(580,390)	$(458,897)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	23,391	(30,938)	43,414	(94,863)
Other	—	—	(113)	425
Balance at end of period	$(537,089)	$(553,335)	$(537,089)	$(553,335)
Accumulated other comprehensive loss
Balance at beginning of period	$(560)	$(576)	$(568)	$(584)
Net other comprehensive income	4	4	12	12
Balance at end of period	$(556)	$(572)	$(556)	$(572)
Treasury stock
Balance at beginning of period	$(70,537)	$(68,746)	$(68,807)	$(66,757)
Common stock repurchased through business combination	—	—	—	(643)
Tax withholding upon vesting of restricted stock	(587)	(27)	(2,317)	(1,373)
Balance at end of period	(71,124)	(68,773)	(71,124)	(68,773)
Total equity attributable to stockholders of Overstock.com, Inc.	$357,534	$103,455	$357,534	$103,455

Equity attributable to noncontrolling interests
Balance at beginning of period	$63,937	$71,786	$62,771	$78,960
Paid in capital for noncontrolling interest	—	—	5,000	—
Net loss attributable to noncontrolling interests	(2,165)	(3,604)	(7,372)	(10,197)
Other	—	(2,685)	1,373	(3,266)
Total equity attributable to noncontrolling interests	$61,772	$65,497	$61,772	$65,497

Total stockholders' equity	$419,306	$168,952	$419,306	$168,952

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Consolidated net income (loss)	$36,042	$(105,060)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,709	23,033
Non-cash operating lease cost	4,379	4,940
Stock-based compensation to employees and directors	8,356	13,623
Impairment of equity securities	813	6,964
Losses on equity method securities	11,909	4,922
Gain on disposal of business	(10,705)	—
Impairments on intangible assets	—	1,406
Other non-cash adjustments	2,587	1,978
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(15,715)	12,858
Inventories	(1,027)	6,864
Prepaids and other current assets	(42)	5,473
Other long-term assets, net	26	(1,046)
Accounts payable	44,101	(42,110)
Accrued liabilities	59,657	(8,683)
Unearned revenue	37,161	(10,066)
Operating lease liabilities	(4,954)	(4,086)
Other long-term liabilities	3,413	(205)
Net cash provided by (used in) operating activities	198,710	(89,195)
Cash flows from investing activities:
Purchase of equity securities	(1,553)	(5,106)
Proceeds from sale of equity securities and marketable securities	6,306	7,082
Acquisitions of businesses, net of cash acquired	—	4,886
Expenditures for property and equipment	(15,067)	(17,902)
Deconsolidation of cash of Medici Land Governance, Inc.	(4,056)	—
Other investing activities, net	(1,061)	(3,219)
Net cash used in investing activities	(15,431)	(14,259)
Continued on the following page

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from financing activities:
Payments on long-term debt	(1,566)	(3,141)
Proceeds from long-term debt	47,500	—
Proceeds from sale of common stock, net of offering costs	195,540	52,112
Payments of taxes withheld upon vesting of restricted stock	(2,317)	(1,373)
Other financing activities, net	(5,054)	(1,161)
Net cash provided by financing activities	234,103	46,437
Net increase (decrease) in cash, cash equivalents and restricted cash	417,382	(57,017)
Cash, cash equivalents and restricted cash, beginning of period	114,898	142,814
Cash, cash equivalents and restricted cash, end of period	$532,280	$85,797

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Overstock.com, Inc. is an online retailer business and advocate of blockchain technology. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and its majority-owned subsidiaries, unless the context indicates otherwise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to our significant accounting policies disclosed in Note 2—Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed below.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. For purposes of comparability, we reclassified other certain immaterial amounts in the prior periods presented to conform with the current period presentation. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, Club O and gift card breakage, sales returns, vendor incentive discount offers, inventory valuation, depreciable lives and valuation of property and equipment and internally-developed software, goodwill valuation, intangible asset valuation, equity securities valuation, income taxes, stock-based compensation, performance-based compensation, self-

funded health insurance liabilities and contingencies. Our estimates involving, among other items, forecasted revenues, sales volume, pricing, cost and availability of inventory, consumer demand and spending habits, the continued operations of our supply chain and logistics network, and the overall impact of social distancing on our workforce are even more difficult to estimate as a result of uncertainties associated with the scope and duration of the pandemic and various actions taken by governmental authorities, private business and other third parties in response to the global novel coronavirus ("COVID-19") pandemic, the ultimate geographic spread of the virus, the ongoing economic effect of the pandemic and the post-pandemic economic recovery. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, the variability of these factors depends on a number of conditions, including uncertainty associated with the COVID-19 pandemic, how long these conditions will persist, what additional measures may be introduced or reintroduced by governments or private parties or what effect any such additional measures may have on our business and thus our accounting estimates may change from period to period. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Supplemental cash flow information

The following table shows supplemental cash flow information (in thousands):

	Nine months ended September 30,
	2020	2019
Non-cash investing and financing activities:
Recognition of right-of-use assets upon adoption of ASC 842	$—	$30,968
Deposit applied to business combination purchase price	—	7,347
Recognition of right-of-use assets obtained in exchange for new operating lease liabilities	5,132	17,238

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of September 30, 2020 and December 31, 2019, as indicated (in thousands):

	Fair Value Measurements at September 30, 2020:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$566	$566	$—	$—
Equity securities, at fair value	455	455	—	—
Marketable securities, at fair value	1,355	1,355	—	—
Trading securities held in a "rabbi trust" (1)	121	121	—	—
Total assets	$2,497	$2,497	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$138	$138	$—	$—
Total liabilities	$138	$138	$—	$—

	Fair Value Measurements at December 31, 2019:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$2,799	$2,799	$—	$—
Equity securities, at fair value	823	823	—	—
Marketable securities, at fair value	10,308	10,308	—	—
Trading securities held in a "rabbi trust" (1)	116	116	—	—
Total assets	$14,046	$14,046	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$116	$116	$—	$—
Total liabilities	$116	$116	$—	$—

 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	— Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2020	December 31, 2019

Computer hardware and software	$234,782	$223,309
Building	69,245	69,266
Furniture and equipment	16,440	17,739
Land	12,781	12,781
Leasehold improvements	5,400	11,921
Building machinery and equipment	9,785	9,796
Land improvements	7,004	7,003
	355,437	351,815
Less: accumulated depreciation	(230,295)	(221,787)
Total property and equipment, net	$125,142	$130,028

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Capitalized internal-use software and website development	$4,005	$3,248	$11,595	$10,798
Depreciation of internal-use software and website development	$3,721	$3,162	$10,644	$9,523

Property and equipment depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of goods sold - retail	$159	$170	$526	$516
Technology	4,965	5,042	14,504	15,109
General and administrative	1,557	1,261	4,927	3,762
Total depreciation	$6,681	$6,473	$19,957	$19,387

5. INTANGIBLE ASSETS

Intangible assets, net consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Intangible assets subject to amortization, gross	$30,267	$30,284
Less: accumulated amortization of intangible assets subject to amortization	(21,258)	(18,528)
Total intangible assets, net	$9,009	$11,756

Amortization of intangible assets is classified within the corresponding operating expense categories in our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Technology	$846	$896	$2,539	$2,687
Sales and marketing	10	16	31	48
General and administrative	55	133	182	(526)
Total amortization	$911	$1,045	$2,752	$2,209

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

During the three and nine months ended September 30, 2019, we realized a $1.4 million impairment loss included in General and administrative expense in our consolidated statements of operations related to certain patents held by our Medici Ventures segment. The estimated fair value of the patents were determined based on Level 3 inputs, which were unobservable (see Note 3—Fair Value Measurement), including market participant assumptions for similar assets in an inactive market.

6. EQUITY SECURITIES

Equity securities under ASC 321

Certain of our equity securities lack readily determinable fair values and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The carrying amount of our equity securities without readily determinable fair values was approximately $3.9 million and $3.9 million at September 30, 2020 and December 31, 2019, respectively. Cumulative downward adjustments for price changes and impairments for our equity securities without readily determinable fair values were $6.2 million, and the cumulative upward adjustments for price changes to equity investments were $958,000 as of September 30, 2020. The impairments and downward adjustments for the period related to equity securities without readily determinable fair values at September 30, 2020 and 2019 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Impairments and downward adjustments of equity securities without readily determinable fair values	$—	$(2,750)	$—	$(5,708)

Certain of these equity securities and our marketable securities, which had a carrying value of $1.8 million at September 30, 2020 and $11.1 million at December 31, 2019, are carried at fair value based on Level 1 inputs. See Note 3—Fair Value Measurement. The portion of unrealized gains and losses for the period related to equity securities with readily determinable fair value still held at September 30, 2020 and 2019 is calculated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net losses recognized during the period on equity securities and marketable securities	$(813)	$(700)	$(3,268)	$(1,818)
Less: Net gains recognized during the period on equity securities and marketable securities sold	—	—	2,161	—
Unrealized losses during the reporting period on equity securities and marketable securities still held	$(813)	$(700)	$(5,429)	$(1,818)

Equity method securities under ASC 323

Our equity method securities include equity securities in which we can exercise significant influence, but not control, over these entities through either holding more than a 20% voting interest in the entity or through our representation on the entity's board of directors. The following table includes our equity method securities and ownership interest as of September 30, 2020:

Ownership interest
Bitt Inc.	21%
Boston Security Token Exchange LLC	50%
Chainstone Labs, Inc.	29%
FinClusive Capital, Inc.	12%
GrainChain, Inc.	18%
Medici Land Governance, Inc.	35%
Minds, Inc.	23%
PeerNova, Inc.	11%
SettleMint NV	29%
Spera, Inc.	19%
VinX Network Ltd.	29%
Voatz, Inc.	20%

The carrying amount of our equity method securities was approximately $44.6 million and $37.3 million at September 30, 2020 and December 31, 2019, respectively.

The following table summarizes the net losses recognized on equity method securities included in Other expense, net in our consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss recognized on our proportionate share of the net losses of our equity method securities and amortization of the basis difference	$5,896	$1,864	$11,909	$4,922
Impairments on equity method securities	813	—	813	1,256
Net loss recognized during the period on equity method securities sold	—	—	—	524

For the three and nine months ended September 30, 2020, we recognized $2.6 million and $6.7 million, respectively, of revenue in Other Revenue on our consolidated statements of operations for developer and other secondment services provided to certain of these entities that are accounted for under the equity method. For the three and nine months ended September 30, 2019, we recognized $639,000 and $1.9 million, respectively, of revenue in Other Revenue on our consolidated statements of operations for developer and other secondment services provided to certain of these entities that are accounted for under the equity method.

We are party to notes receivable agreements with certain of these equity method entities. The carrying amount of these notes receivables, including accrued interest, was $5.7 million and $4.6 million at September 30, 2020 and December 31, 2019, respectively, which are included in Other long-term assets, net in the consolidated balance sheets.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019

Accrued compensation and other related costs	$38,364	$13,012
Accounts payable accruals	27,198	15,692
Accrued marketing expenses	21,057	13,063
Allowance for returns	17,916	11,107
Sales and other taxes payable	15,623	10,105
Accrued freight	12,773	5,954
Other accrued expenses	10,157	9,714
Accrued loss contingencies	2,580	9,550
Total accrued liabilities	$145,668	$88,197

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

As of September 30, 2020, the total outstanding debt on these loans was $45.3 million, net of $624,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $3.2 million.

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

We are in compliance with our debt covenants and continue to monitor the most recent developments regarding the COVID-19 pandemic and potential impact to our ongoing compliance with our debt covenants.

9. LEASES

We have operating leases for warehouses, office space, and data centers. Our leases have remaining lease terms of 1 year to 11 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet location (in thousands):

	September 30, 2020	December 31, 2019
Operating right-of-use assets	$25,402	$25,384
Operating lease liabilities, current	5,959	6,603
Operating lease liabilities, non-current	21,640	21,554

The components of lease expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,829	$2,685	$5,897	$7,556
Short-term lease cost	6	28	25	90
Variable lease cost	336	406	1,224	1,378

The following table provides a summary of other information related to leases (in thousands):

	Nine months ended September 30,
	2020	2019
Cash payments included in operating cash flows from lease arrangements	$6,417	$6,629
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,132	$17,238

The following table provides supplemental balance sheet information related to leases:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term - operating leases	5.63 years	5.86 years
Weighted-average discount rate - operating leases	7%	8%

Maturity of lease liabilities under our non-cancellable operating leases as of September 30, 2020, are as follows (in thousands):

Payments due by period	Amount
2020 (Remainder)	$2,375
2021	7,230
2022	7,102
2023	5,716
2024	3,894
Thereafter	7,628
Total lease payments	33,945
Less interest	6,346
Present value of lease liabilities	$27,599

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

In February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. In December 2018, we received a follow-up request from the SEC relating to its investigation. As previously disclosed, on October 7, 2019, we received a subpoena from the SEC requesting documents related to the digital dividend of our Series A-1 preferred stock we announced to stockholders in June 2019 (discussed below in Note 12—Stockholders' Equity) and requesting Rule 10b5-1 plans of our officers and directors that were in effect during the period of January 1, 2018 through October 7, 2019. On December 9, 2019, we received a subpoena from the SEC requesting documents related to the GSR transaction and the alternative trading system run by tZERO ATS, LLC. On December 19, 2019, we received a subpoena from the SEC requesting our insider trading policies as well as certain employment and consulting agreements. We also previously received requests from the SEC regarding our communications with our former chief executive officer and director, Patrick Byrne, and the matters referenced in the December 2019 subpoenas. On May 27, 2020, we received a subpoena from the SEC requesting further information regarding the alternative trading system run by tZERO's ATS, LLC. We have responded to all subpoenas and requests for information and will continue to cooperate fully with the SEC in connection with its investigations and information requests.

tZERO's broker-dealer subsidiaries are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. Each of SpeedRoute LLC ("SpeedRoute"), tZERO Markets, LLC ("tZERO Markets") and tZERO ATS, LLC is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 (the "Exchange Act") and in the states in which it conducts securities business and is a member of FINRA and other SROs (as applicable). In addition, tZERO ATS, LLC owns and operates an alternative trading system. Each of SpeedRoute, tZERO Markets and tZERO ATS, LLC is subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and SROs with which it is registered or licensed or of which it is a member. Moreover, as a result of tZERO's projects seeking to apply distributed ledger technologies to the capital markets, tZERO's subsidiaries have been, and remain involved in, ongoing oral and written communications with regulatory authorities. As previously disclosed, tZERO's broker-dealer subsidiaries are currently undergoing various examinations, inquiries, and/or investigations undertaken by various regulatory authorities, which may result in financial and other settlements or penalties. Any significant failure by tZERO's broker-dealer subsidiaries to satisfy regulatory authorities that they are in compliance with all applicable rules and regulations could have a material adverse effect on tZERO and on us.

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

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former chief executive officer and former chief financial officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), Section 20(A) of the Exchange Act. On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming the Company and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our president of retail, our former chief executive officer, and our former chief financial officer. We filed a motion to dismiss and on September 28, 2020, the court granted our motion and entered judgment in our favor. The plaintiffs filed a motion to amend their complaint on October 23, 2020 and filed a notice of appeal on October 26, 2020. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend this action.

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

We establish liabilities when a particular contingency is probable and estimable. At September 30, 2020 and December 31, 2019, we have accrued $2.6 million and $9.6 million, respectively, which are included in Accrued liabilities in our consolidated balance sheets. The decrease in our estimated liability for these amounts included in Accrued liabilities was primarily attributable to the reversal of a legal settlement accrual due to a ruling in our favor during the second quarter of 2020. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

Common Stock Offering

We completed a public offering of our common stock on August 14, 2020 and issued 2,415,000 shares of our common stock pursuant to an underwriting agreement, dated August 11, 2020, for proceeds totaling $192.7 million, net of $11.4 million in offering costs.

JonesTrading Sales Agreement

We entered into an Amended and Restated Capital on DemandTM Sales agreement dated June 26, 2020 with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"), under which we may conduct "at the market" public offerings of our common stock. Under the sales agreement, JonesTrading and D.A. Davidson, acting as our agents, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the sales agreement, but we may do so from time to time. For the nine months ended September 30, 2020, we did not sell any shares of our common stock pursuant to the sales agreement but have received $2.8 million of proceeds that was included in Accounts receivable, net on our consolidated balance sheet at December 31, 2019 for the sale of an aggregate of 415,904 shares of our common stock under the prior iteration of the agreement that were executed in late December 2019. As of September 30, 2020, we had $150.0 million available under our "at the market" sales program.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of goods sold — retail	$50	$55	$153	$156
Sales and marketing	(76)	486	621	1,460
Technology	460	1,428	1,822	4,325
General and administrative	2,189	2,498	5,760	7,682
Total stock-based compensation	$2,623	$4,467	$8,356	$13,623

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

The following table summarizes restricted stock award activity during the nine months ended September 30, 2020 (in thousands, except per share data):

	Nine months ended September 30, 2020
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	1,051	$26.22
Granted at fair value	478	9.82
Vested	(696)	23.50
Forfeited	(156)	24.72
Outstanding—end of period	677	$17.78

Medici Ventures stock options

The Medici Ventures, Inc. ("Medici Ventures") 2017 Stock Option Plan, as amended, provides for the grant of options to employees and directors of and consultants to Medici Ventures to acquire up to approximately 9% of the authorized shares of Medici Ventures' common stock. Medici Ventures authorized 1.5 million shares, 900,000 of which are issued and outstanding to Overstock, and 130,000 of which are subject to the 2017 Stock Option Plan. The remaining 470,000 are authorized but unissued. Options vested under this plan expire at the end of ten years. During the nine months ended September 30, 2020, Medici Ventures granted 13,650 stock options with a cumulative grant date fair value of $282,000 which vest over a three-year period.

tZERO equity awards

The tZERO Group, Inc. 2017 Equity Incentive Plan, as amended, provides for grants of equity awards to employees and directors of and consultants to tZERO to acquire up to 5% of the authorized shares of tZERO's common stock. During the nine months ended September 30, 2020, tZERO granted 60,000 stock option awards with a cumulative grant date fair value of $46,000. In June 2020, tZERO completed the restructuring of its outstanding equity awards through the amendment and cancellation of each of its outstanding stock option awards in favor of the issuance of restricted stock unit awards, with each participant under its plan receiving one restricted stock unit for each stock option canceled. In addition to the original service-based vesting condition (generally three years), the restricted stock unit awards include an added performance-based vesting condition that a liquidity event must occur in order for the restricted stock unit awards to vest. The exchange was accounted for as a Type II modification with an incremental fair value of $6.9 million for the modified awards which will be expensed for the fully vested portion of the grant once the performance-based vesting condition becomes probable and the remaining fair value of the grant will be expensed on a straight-line basis over the remaining vesting period. As such, no incremental compensation cost was recognized on the modification date. The original grant date fair value of the stock option awards exchanged for restricted stock unit awards will continue to be expensed on a straight-line basis over their remaining vesting period. During the nine months ended September 30, 2020, tZERO granted 11,528,016 restricted stock awards, including 7,851,016 restricted stock unit awards related to the exchange of stock option unit awards for restricted stock awards. The incremental restricted stock unit awards granted that were not part of the exchange totaled 3,677,000 and had a cumulative grant date fair value of $3.5 million which will be expensed for the fully service-based vested portion of the grant once the performance-based vesting condition becomes probable and the remaining fair value of the grant will be expensed on a straight-line basis over the remaining service-based vesting period.

14. REVENUE AND CONTRACT LIABILITY

Revenue Disaggregation

Disaggregation of revenue by major product line is included in Segment Information in Note 17—Business Segments.

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2018	$50,578
Increase due to deferral of revenue at period end	36,622
Decrease due to beginning contract liabilities recognized as revenue	(45,379)
Unearned revenue at December 31, 2019	41,821
Increase due to deferral of revenue at period end	71,200
Decrease due to beginning contract liabilities recognized as revenue	(34,264)
Unearned revenue at September 30, 2020	$78,757

Our total unearned revenue related to outstanding Club O Reward dollars was $8.6 million and $6.7 million at September 30, 2020 and December 31, 2019, respectively. Breakage income related to Club O Reward dollars and gift cards is recognized as a component of Retail revenue in our consolidated statements of operations. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Breakage included in revenue was $1.6 million and $1.5 million for the three months ended September 30, 2020 and 2019 and $3.8 million and $3.5 million for the nine months ended September 30, 2020 and 2019.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance (in thousands):

Amount
Allowance for returns at December 31, 2018	$15,261
Additions to the allowance	117,040
Deductions from the allowance	(121,194)
Allowance for returns at December 31, 2019	11,107
Additions to the allowance	143,746
Deductions from the allowance	(136,937)
Allowance for returns at September 30, 2020	$17,916

15. OTHER EXPENSE, NET

Other expense, net consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gain on deconsolidation of net assets of Medici Land Governance, Inc.	$—	$—	$10,741	$—
Impairment of equity securities	(813)	(2,750)	(813)	(6,964)
Loss on equity securities and marketable securities	(813)	(700)	(3,268)	(2,076)
Equity method losses	(5,896)	(1,864)	(11,909)	(4,922)
Other	(4)	533	235	(86)
Total other expense, net	$(7,526)	$(4,781)	$(5,014)	$(14,048)

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$23,391	$(30,938)	$43,414	$(94,863)
Less: Preferred stock TZROP repurchase loss	—	—	—	(425)
Less: Preferred stock dividends - declared and accumulated	179	837	376	875
Undistributed income (loss)	23,212	(31,775)	43,038	(95,313)
Less: Undistributed income (loss) allocated to participating securities	2,293	(428)	2,482	(1,319)
Net income (loss) attributable to common stockholders	$20,919	$(31,347)	$40,556	$(93,994)
Denominator:
Weighted average shares of common stock outstanding—basic	41,595	35,241	40,697	34,289
Effect of dilutive securities:
Stock options and restricted stock awards	607	—	333	—
Weighted average shares of common stock outstanding—diluted	42,202	35,241	41,030	34,289
Net income (loss) per share of common stock:
Basic	$0.50	$(0.89)	$1.00	$(2.74)
Diluted	$0.50	$(0.89)	$0.99	$(2.74)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock options and restricted stock units	4	1,088	302	1,088

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

Our Retail segment primarily consists of amounts earned through e-commerce product sales through our Website, excluding intercompany transactions eliminated in consolidation.

Our tZERO segment primarily consists of amounts earned through securities transactions through our broker-dealers and costs incurred to execute our tZERO business initiatives, excluding intercompany transactions eliminated in consolidation.

Our MVI segment primarily consists of costs incurred to create or foster a set of products and solutions that leverage blockchain technology to generate efficiencies and increase security and control through our Medici Ventures business initiatives, excluding intercompany transactions eliminated in consolidation.

Other consists of our unallocated corporate support costs and Medici Land Governance. We deconsolidated Medici Land Governance consolidated net assets and noncontrolling interest from our consolidated financial statements beginning on February 22, 2020, the date that control ceased.

We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the three and nine months ended September 30, 2020 and 2019.

The following table summarizes information about reportable segments and a reconciliation to consolidated net income (loss) (in thousands):

	Three months ended September 30,
	Retail	tZERO	MVI	Other	Total
2020
Net revenue	$717,695	$11,151	$2,805	$—	$731,651
Cost of goods sold	548,982	9,098	2,803	—	560,883
Gross profit	168,713	2,053	2	—	170,768
Operating expenses	125,458	10,613	2,923	2,225	141,219
Interest and other expense, net (1)	(205)	(3,848)	(3,650)	—	(7,703)
Income (loss) before income taxes	$43,050	$(12,408)	$(6,571)	$(2,225)	21,846
Provision for income taxes					620
Net income (2)					$21,226

2019
Net revenue	$340,798	$5,662	$639	$—	$347,099
Cost of goods sold	272,545	4,367	639	—	277,551
Gross profit	68,253	1,295	—	—	69,548
Operating expenses	77,641	14,114	4,427	3,496	99,678
Interest and other income (expense), net (1)	137	(475)	(4,057)	6	(4,389)
Loss before income taxes	$(9,251)	$(13,294)	$(8,484)	$(3,490)	(34,519)
Provision for income taxes					23
Net loss (2)					$(34,542)

	Nine months ended September 30,
	Retail	tZERO	MVI	Other	Total
2020
Net revenue	$1,824,249	$34,127	$7,230	$162	$1,865,768
Cost of goods sold	1,403,418	28,634	7,226	—	1,439,278
Gross profit	420,831	5,493	4	162	426,490
Operating expenses	333,284	34,087	8,374	8,297	384,042
Interest and other income (expense), net (1)	(621)	(6,898)	2,423	3	(5,093)
Income (loss) before income taxes	$86,926	$(35,492)	$(5,947)	$(8,132)	37,355
Provision for income taxes					1,313
Net income (2)					$36,042

2019
Net revenue	$1,070,898	$15,709	$1,930	$—	$1,088,537
Cost of goods sold	858,169	11,867	1,930	—	871,966
Gross profit	212,729	3,842	—	—	216,571
Operating expenses	244,571	41,410	11,583	10,933	308,497
Interest and other income (expense), net (1)	312	(1,098)	(12,068)	(1)	(12,855)
Loss before income taxes	$(31,530)	$(38,666)	$(23,651)	$(10,934)	(104,781)
Provision for income taxes					279
Net loss (2)					$(105,060)
__________________________________________

(1)
 — Excludes intercompany transactions eliminated in consolidation, which consist primarily of service fees and interest. The net amounts of these intercompany transactions were $1.3 million and $739,000 for the three months ended September 30, 2020 and 2019, and $3.6 million and $1.7 million for the nine months ended September 30, 2020 and 2019.

(2)	— Net income (loss) presented for segment reporting purposes is before any adjustments attributable to noncontrolling interests.

Upon deconsolidation of MLG, we recognized our retained equity interest in MLG as an equity method security held by our MVI segment which resulted in a $10.7 million gain included in Interest and other income (expense), net in the table above for our MVI segment for the nine months ended September 30, 2020. See Note 2—Summary of Significant Accounting Policies and Supplemental Disclosures, Principles of consolidation, for additional details on the gain recognized.

For the three and nine months ended September 30, 2020 and 2019, substantially all of our revenues were attributable to customers in the United States. At September 30, 2020 and December 31, 2019, substantially all our property and equipment were located in the United States.

18. BROKER DEALERS

tZERO wholly owns three broker-dealers, SpeedRoute and tZERO ATS, LLC, which were acquired in January 2016, and tZERO Markets, LLC, whose broker-dealer registration with the SEC became effective in August 2020.

SpeedRoute is an electronic, agency-only, FINRA-member broker-dealer that provides connectivity for its customers to U.S. equity exchanges as well as off-exchange sources of liquidity such as alternate trading systems. All of SpeedRoute's customers are registered broker-dealers. SpeedRoute does not hold, own, or sell securities.
tZERO ATS, LLC is a FINRA-member broker-dealer that owns and operates an alternative trading system (the "tZERO ATS") and is a wholly-owned subsidiary of tZERO. The tZERO ATS is a closed trading system available only to broker-dealer subscribers. The tZERO ATS does not accept orders from non-broker-dealers, nor does it hold, own or sell securities. The tZERO ATS currently supports the trading of three digital securities, the Series A-1 preferred stock, TZROP, and Aspen Digital, Inc.'s depository receipts for its common stock ("ASPD") and, in the future, is expected to support digital securities from other issuers.

tZERO Markets, LLC is a FINRA-member broker-dealer that provides online brokerage services, supporting the trading of digital securities on the tZERO ATS. It launched its web application and began to open individual retail accounts in October 2020. tZERO Markets is also approved to act as a placement agent or underwriter in certain securities offerings but has not yet launched these business lines.

Each of tZERO's broker-dealers are subject to the SEC's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. The following table summarizes the net capital ratio (in thousands, apart from the net capital ratio):

	September 30, 2020	December 31, 2019
SpeedRoute
Net capital	$1,725	$850
Required net capital	229	145
Net capital, in excess of required	$1,496	$705
Net capital ratio	1.99	2.56

tZERO ATS, LLC
Net capital	$863	$110
Required net capital	5	5
Net capital, in excess of required	$858	$105
Net capital ratio	0.03	0.27

tZERO Markets, LLC
Net capital	$2,418	$—
Required net capital	50	—
Net capital, in excess of required	$2,368	$—
Net capital ratio	0.04	—

Each of tZERO's broker-dealers did not have any securities owned or securities sold, not yet purchased at September 30, 2020 and December 31, 2019, respectively.

19. SUBSEQUENT EVENTS

In October 2020, Medici Ventures entered into a Subscription Agreement (the "Agreement") with the owners of Bitt Inc. ("Bitt") to acquire a majority equity interest in Bitt for $8.0 million and to convert all outstanding convertible notes, bridge loans, and receivables held by Medici Ventures into equity shares of Bitt. The transaction outlined in the Agreement transfers effective control of Bitt to Medici Ventures, bringing our total equity ownership in Bitt to over 80%. Our purchase accounting has not yet been finalized for the transaction, as we are still finalizing our valuation of assets acquired and liabilities assumed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. The statements in this section regarding industry outlook, our expectations regarding the performance of our business and any other non-historical statements are forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements contained herein. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Special Cautionary Note Regarding Forward Looking Statements" and in Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q. You should read the following discussion together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part II, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part I, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

We are an online retailer business and advocate of blockchain technology. As used herein, "Overstock", "Overstock.com", "O.co", "the Company", "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Our Retail Business

Our online retail business seeks to provide goods to furnish and accessorize "dream homes for all" of our target customers—consumers who seek quality, stylish merchandise at bargain prices. We believe that the furniture and home furnishings market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales, particularly as Millennial consumers (which we define as those between birth years 1981 - 1996), who are generally comfortable shopping online, start families and move into new homes. As a result of the COVID-19 pandemic and resulting state and local government mandates of home confinement and closure of many brick-and-mortar stores, we have seen strong trends to online sales as consumers migrate to online shopping. We regularly change our home furnishings product assortment to meet the evolving preferences of our customers and current trends. Our products include, among others, furniture, home décor including rugs, bedding and bath, home improvement, and kitchen and dining items. We sell our products and services primarily through our Internet websites located at www.overstock.com and www.o.co (referred to collectively as the "Website"). Nearly all our retail sales through our Website were from transactions in which we fulfilled orders through our network of manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and a proprietary technology platform and services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses.

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

•
Overhaul Discounting and Pricing Experience - "Smart Value" is the central brand pillar of our value proposition. We believe clarifying our pricing and discounting experience allows customers to more confidently purchase at Overstock. Savvy shoppers expect a "smart deal," including saving through coupons, site sales, Club O rewards and financing. We have historically offered free shipping on orders over $45. We initially introduced free shipping on everything to the continental U.S in late March 2020 in response to the COVID-19 pandemic stay-at-home orders, with the goal of easing consumers’ financial burdens. As this shopping benefit continued to resonate with new and existing customers, we made the limited-time offer permanent for shoppers all across the continental U.S. We believe our net promoter score (NPS), repeat purchase rates and conversion will improve as we better optimize the mix of offers and clarify the pricing and discounting experience.

•
Real Time Performance and SKU Profitability - We are improving our ability to address site, assortment and pricing issues more quickly by enhancing our real-time visibility into site, category, and marketing channel performance. We believe this initiative allows us to improve margin by more quickly resolving site issues for an improved customer experience.

•
Expand Partner Sponsored Marketing - We are expanding the "Overstock Sponsored Product" program, a platform for our drop ship partners to promote their products to shoppers through a cost-per-click auction platform. In addition, we have implemented a marketing allowance program across our partner network. This marketing allowance program allows us to optimize the marketing promotion type, mix of acquisition spend and on-sale assortment to better meet the needs of our target customer segments and adapt to seasonal relevance.

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

Strategies for our Medici Ventures Business

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

Our tZERO Business

tZERO is a financial technology company with the goal of democratizing access to private capital markets whose primary focus is on the development and adoption of digital securities. tZERO offers institutional-grade solutions for issuers looking to digitize their capital table through blockchain technology and the use of digital securities, and trade on a regulated alternative trading system. tZERO democratizes access to private assets by providing a simple, automated, and efficient trading venue to broker-dealers, institutions, and investors. tZERO has developed a suite of technologies (the "tZERO Technology Stack") that enables issuers to issue, and relevant regulated market participants to support the issuance, trading, clearance and settlement of, digital securities. Throughout this report we refer to "digital securities" which are conventional uncertificated securities where the issuer arranges for a digital "courtesy carbon copy" of the transfer agent's share registry to be viewable on the blockchain to enhance the investor experience through added transparency, but which have no controlling legal effect. tZERO and its affiliates are working with regulators and other stakeholders to expand the role of blockchain in the lifecycle of digital securities and to facilitate the infrastructure, issuance, recording, trading, clearing, settlement, and regulatory compliance of "digital asset securities" described in the July 8, 2019 Joint Staff Statement on Broker-Dealer Custody of Digital Asset Securities in a manner consistent with existing market and legal infrastructure.

tZERO also supports the adoption of digital securities by developing the tZERO Technology Stack for use by regulated venues on which those digital securities can trade, as well as investing in subsidiaries and joint venture entities that own and operate such trading venues. These investments include the alternative trading system (the "tZERO ATS") run by its wholly-owned subsidiary, tZERO ATS, LLC, which provides a regulated venue for matching buy and sell orders to its broker-dealer subscribers, including for the trading of digital securities, and its joint venture with BOX Digital Markets LLC ("BOX Digital"), intended to develop a U.S. national securities exchange facility with regulatory approvals enabling it to support trading in a type of digital security called a security token. Another wholly-owned subsidiary of tZERO, tZERO Markets, LLC ("tZERO Markets"), is an SEC-registered broker-dealer which offers a website, and, in the future intends to provide a mobile application, that allows retail customers to conduct self-directed trading of digital securities.

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

•
Promote trading - tZERO ATS, LLC is focused on quoting for trading high-quality digital securities. tZERO ATS, LLC is working with prospective issuers spanning various industries, including real estate, technology, health care and sports, as they seek to structure and issue new digital securities using the tZERO Technology Stack, as well as to provide liquidity to existing investors. Additionally, tZERO is enhancing the tZERO Technology Stack to support third party issuance protocols in order to support securities which have been digitally enabled by other technology companies and is cultivating relationships with established investment banks to help prospective issuers raise capital, prior to tokenizing and trading on the tZERO ATS.

•
Enhance liquidity - tZERO ATS, LLC is focused on enhancing liquidity. To achieve this, tZERO ATS, LLC is in continual discussions with additional broker-dealers interested in subscribing to the tZERO ATS, which would enable their customers to trade digital securities traded on the tZERO ATS. tZERO also continues to develop new avenues for traders to access digital securities including tZERO Markets, an SEC-registered broker-dealer able to accept retail customers and BSTX as it seeks regulatory approval for a U.S. national exchange facility and thereby provide a new trading venue for digital securities.

•
Create a world class trading experience - tZERO continues to seek opportunities to enhance the tZERO Technology Stack and improve investors' trading experience for all types of financial products. tZERO is working to allow digital securities to be traded via a mobile application to complement their accessibility via web platform. It is also developing further enhancements of tZERO Crypto's separate wallet and exchange services, such as providing additional features for its mobile application and ensuring it is accessible on a web platform. tZERO believes a world-class combined trading experience will be key to investors' adoption of digital securities and tZERO's other products and services, including cryptocurrencies.

•
Advocacy - tZERO operates businesses which are subject to complex and often uncertain legal environments and believes active engagement with regulatory authorities is necessary to realize the full potential of its business. tZERO continues, in partnership with other industry participants, to advocate regulatory reform with legislators and regulators in order to spur market innovation through the adoption of distributed ledger technology and digital asset securities.

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

Revenue increased 111% in Q3 2020 compared to the same period in 2019. This increase was primarily due to increased retail product sales resulting from a 102% increase in customer orders. This increased order activity was largely driven by new customer growth and strong repeat customer behavior, both influenced by a consumer migration toward online shopping. While we have observed this recent acceleration of new customer acquisition and demand for our products and resulting sales, we cannot estimate the impact that COVID-19 will have on our business in the future due to the unpredictable nature of the ultimate scope and duration of the pandemic.

Gross profit increased 146% in Q3 2020 compared to the same period in 2019 primarily due to an increase in retail product sales and an increase in gross margin. Gross margin increased to 23.3% for the three months ended September 30, 2020, compared to 20.0% for the same period in 2019, primarily due to our new partner marketing allowance program that was fully rolled out in the second quarter of 2020, which requires all of our partners to participate and allows us to advertise more strategically to our customers. Gross margin also benefited from reduced promotional discounting as we balanced spend to support new customer acquisition efforts, unique items in the third quarter of 2019 that negatively impacted freight costs including cancellation of a freight carrier contract and an increase in large package shipments. Furthermore, we gained leverage in our fixed warehouse infrastructure and realized an increase in fees charged to partners due to unmet contractual service levels.

Sales and marketing expenses as a percentage of revenue decrease from 9.9% in Q3 2019 to 9.8% in Q3 2020, was primarily due to gained leverage on television advertising spend and staff-related expenses, partially offset by increased spending on market partner commissions and paid listing advertisements to support our customer acquisition strategy, resulting in a 141% increase in new customers compared to the third quarter of 2019.

Technology expenses totaled $35.0 million for the three months ended September 30, 2020, a $2.2 million increase compared to the three months ended September 30, 2019, primarily due to staff-related costs, including accrued bonuses.

General and administrative expenses increased $1.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to staff-related costs including accrued bonuses, which were partially offset by a reduction in discretionary spending due to adjustments related to the COVID-19 pandemic.

Liquidity

Our consolidated cash and cash equivalents balance increased from $112.3 million as of December 31, 2019, to $529.7 million as of September 30, 2020, an increase of $417.4 million, primarily as the result of cash flows from operating activities of $198.7 million, $195.5 million in net proceeds primarily from our common stock offering executed during August 2020, and $47.5 million in proceeds from long-term debt, partially offset by a cash outflow of $15.1 million in expenditures for property and equipment.

Additional commentary related to Medici Ventures

For the three months ended September 30, 2020, our loss before income taxes in our Medici Ventures business, excluding the tZERO business, was $6.6 million, and we expect to continue to incur significant losses in our Medici Ventures business during 2020 as Medici Ventures' business model of providing technical assistance to companies in which Medici Ventures owns an interest has not yet generated material revenues.

Additional commentary related to tZERO

For the three months ended September 30, 2020, our loss before income taxes in our tZERO business, excluding our loss in the non-tZERO portion of our Medici business, was $12.4 million, and we expect to continue to incur significant losses in our tZERO business during 2020 as tZERO continues to make progress towards establishing a stable customer base and generating meaningful revenue from its commercially available blockchain applications.

Additional commentary related to COVID-19

Overstock has continued to respond to the challenges and opportunities created by the COVID-19 pandemic. In our Retail business, customer demand continued to increase significantly in the third quarter, particularly in our key home furnishings categories. We have seen a substantial year-over-year increase in our website traffic and number of new customers. Our Retail gross sales again grew more than 100% year over year in Q3. Our online-only platform and partner network with thousands of fulfillment centers has enabled us to meet this increase in demand. Our three warehouses have remained operational based on our sustained implementation of sound safety measures, including staggered shifts and social distancing. We are also hiring in key areas throughout the company to support our current and expected growth. We continue to face challenges created by the sharp increase in volume, in customer service channels and in fulfillment and delivery, stemming from capacity issues from shipping carriers and some suppliers, including out-of-stock positions on some of our top performing products. Most of our Medici Ventures blockchain companies have seen relatively little disruption, and several are working on solutions to problems exacerbated by the global pandemic. We have evaluated and implemented a phased re-entry plan for our offices; most of our corporate employees continue to work from home without incident. We cannot predict how the COVID-19 pandemic will unfold in the coming months. Nevertheless, the challenges arising from the pandemic have not adversely affected our liquidity, revenues, or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019, and Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019.

Revenue

The following table reflects our net revenues for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue, net
Retail	$717,695	$340,798	$1,824,249	$1,070,898
Other	13,956	6,301	41,519	17,639
Total revenue, net	$731,651	$347,099	$1,865,768	$1,088,537
Year-over-year percentage growth
Retail	110.6%	(21.8)%	70.3%	(20.9)%
Other	121.5%	31.1%	135.4%	13.1%
Total revenue, net	110.8%	(21.2)%	71.4%	(20.5)%

The 111% increase in total net revenue for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to increased retail product sales resulting from a 102% increase in customer orders. This increased order activity was largely driven by new customer growth and strong repeat customer behavior, both influenced by a consumer migration toward online shopping. While we have observed this recent acceleration of new customer acquisition and demand for our products and resulting sales, we cannot estimate the impact that COVID-19 will have on our business in the future due to the unpredictable nature of the ultimate scope and duration of the pandemic.

The 71% increase in total net revenue for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to increased retail product sales resulting from a 71% increase in customer orders, 117% new customer growth, and strong repeat customer behavior, largely due to a consumer migration toward online shopping in response to COVID-19.

The increase in our Other net revenue for the three and nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to an increase in SpeedRoute trading volume.

International net revenues were less than 2% of total net revenues for each of the three and nine months ended September 30, 2020 and 2019.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes for the three months ended September 30, 2020 (in thousands):

	Three months ended September 30, 2020
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(15,098)	$(2,857)
1	$(7,635)	$(1,434)
As reported	As reported	As reported
-1	$13,601	$2,735
-2	$25,239	$5,074

Gross profit and gross margin

Our overall gross margins fluctuate based on changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our gross profit for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross profit
Retail	$168,713	$68,253	$420,831	$212,729
Other	2,055	1,295	5,659	3,842
Total gross profit	$170,768	$69,548	$426,490	$216,571
Year-over-year percentage growth
Retail	147.2%	(19.8)%	97.8%	(20.6)%
Other	58.7%	(18.7)%	47.3%	(11.8)%
Total gross profit	145.5%	(19.8)%	96.9%	(20.5)%

Gross margins for the past seven quarterly periods and fiscal year ending 2019 were:

	Q1 2019	Q2 2019	Q3 2019	Q4 2019	FY 2019	Q1 2020	Q2 2020	Q3 2020
Retail	19.9%	19.7%	20.0%	20.7%	20.1%	21.9%	23.2%	23.5%
Other	22.3%	22.6%	20.6%	19.1%	21.0%	13.6%	12.6%	14.7%
Combined	19.9%	19.8%	20.0%	20.6%	20.1%	21.6%	23.0%	23.3%

Gross profit for the three months ended September 30, 2020 increased 146% compared to the same period in 2019, primarily due to an increase in retail product sales and an increase in gross margin. Gross margin increased to 23.3% for the three months ended September 30, 2020, compared to 20.0% for the same period in 2019, primarily due to our new partner marketing allowance program that was fully rolled out in the second quarter of 2020, which requires all of our partners to participate and allows us to advertise more strategically to our customers. Gross margin also benefited from reduced promotional discounting as we balanced spend to support new customer acquisition efforts, unique items in the third quarter of 2019 that negatively impacted freight costs including cancellation of a freight carrier contract and an increase in large package shipments. Furthermore, we gained leverage in our fixed warehouse infrastructure and realized an increase in fees charged to partners due to unmet contractual service levels.

Gross profit for the nine months ended September 30, 2020 increased 97% compared to the same period in 2019, primarily due to an increase in retail product sales and an increase in gross margin. Gross margin increased to 22.9% for the nine months ended September 30, 2020, compared to 19.9% for the same period in 2019, primarily due to our new partner marketing allowance program that was fully rolled out in the second quarter of 2020, which requires all of our partners to participate and allows us to advertise more strategically to our customers. Gross margin also benefited from reduced promotional discounting as we balanced spend to support new customer acquisition efforts, gained leverage in our fixed warehouse infrastructure, an increase in fees charged to partners due to unmet contractual service levels, and lower customer service costs due to slower growth in our staffing relative to sales.

Fulfillment costs

Fulfillment costs include all warehousing costs, including fixed overhead and variable handling costs (excluding packaging costs), as well as merchant processing fees associated with customer payments made by credit cards and other payment methods and other variable fees, and customer service costs, all of which we include as costs in calculating gross margin. We believe that some companies in our industry, including some of our competitors, account for fulfillment costs within operating expenses, and therefore exclude fulfillment costs from gross margin. As a result, our gross margin may not be directly comparable to others in our industry.

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total revenue, net	$731,651	$347,099	$1,865,768	$1,088,537
Cost of goods sold
Product costs and other cost of goods sold	531,743	261,670	1,367,472	822,390
Fulfillment and related costs	29,140	15,881	71,806	49,576
Total cost of goods sold	560,883	277,551	1,439,278	871,966
Gross profit	$170,768	$69,548	$426,490	$216,571
Percent of total revenue, net
Cost of goods sold
Product costs and other cost of goods sold	72.7%	75.4%	73.3%	75.6%
Fulfillment and related costs	4.0%	4.6%	3.8%	4.6%
Total cost of goods sold	76.7%	80.0%	77.1%	80.1%
Gross profit	23.3%	20.0%	22.9%	19.9%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and merchant fees. Fulfillment and related costs decreased slightly as a percentage of revenue during the three and nine months ended September 30, 2020 as compared to the same period in 2019.

See "Gross profit and gross margin" above for additional discussion.

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

Costs associated with our discounted shipping and other promotions, such as coupons, are not included in sales and marketing expense. Rather, they are accounted for as a reduction in revenue as they reduce the amount of consideration we expect to receive in exchange for goods or services and therefore affect net revenues and gross margin. We consider discounted shipping and other promotions, such as our policy for free shipping on orders, as an effective marketing tool.

The following table reflects our sales and marketing expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales and marketing expenses	$72,010	$34,215	$188,562	$102,252
Advertising expense included in sales and marketing expenses	$67,387	$29,660	$175,104	$88,103
Year-over-year percentage growth
Sales and marketing expenses	110.5%	(38.1)%	84.4%	(54.9)%
Advertising expense included in sales and marketing expenses	127.2%	(40.3)%	98.7%	(57.5)%
Percentage of net revenues
Sales and marketing expenses	9.8%	9.9%	10.1%	9.4%
Advertising expense included in sales and marketing expenses	9.2%	8.5%	9.4%	8.1%

The 10 basis point decrease in sales and marketing expenses as a percent of net revenues for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to gained leverage on television advertising spend and staff-related expenses, partially offset by increased spending on market partner commissions and paid listing advertisements to support our customer acquisition strategy, resulting in a 141% increase in new customers compared to the third quarter of 2019.

The 70 basis point increase in sales and marketing expenses as a percent of net revenues for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to increased spending to support our customer acquisition strategy, resulting in a 117% increase in new customers compared to the nine months ended September 30, 2019.

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

The frequency and variety of cyberattacks on our Website, our corporate systems, and on third parties we use to support our technology continues to increase. The impact of such attacks, their costs, and the costs we incur to protect ourselves against future attacks have not been material to date. However, we consider the risk introduced by cyberattacks to be serious and will continue to incur costs related to efforts to protect ourselves against them.

The following table reflects our technology expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Technology expenses	$34,984	$32,782	$101,458	$101,368
Year-over-year percentage growth
Technology expenses	6.7%	(3.2)%	0.1%	3.9%
Technology expenses as a percent of net revenues	4.8%	9.4%	5.4%	9.3%

The $2.2 million increase in technology expenses for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to staff-related costs, including accrued bonuses.

Technology expenses increased $90,000 for the nine months ended September 30, 2020, as compared to the same period in 2019.

General and administrative expenses

The following table reflects our general and administrative expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
General and administrative expenses	$34,225	$32,681	$94,022	$104,877
Year-over-year percentage growth
General and administrative expenses	4.7%	(27.9)%	(10.4)%	(10.0)%
General and administrative expenses as a percent of net revenues	4.7%	9.4%	5.0%	9.6%

The $1.5 million increase in general and administrative expenses for the three months ended September 30, 2020, as compared to the same period in 2019 was primarily due to staff-related costs including accrued bonuses, which were partially offset by a reduction in discretionary spending due to adjustments related to the COVID-19 pandemic.

The $10.9 million decrease in general and administrative expenses for the nine months ended September 30, 2020, as compared to the same period in 2019 was primarily due to an $8.6 million reversal of a legal settlement accrual, a $2.5 million Visa settlement, a $2.8 million decrease in consulting expenses, and a reduction in discretionary spending due to adjustments related to the COVID-19 pandemic, partially offset by a $5.8 million increase in staff-related costs including accrued bonus.

Other expense, net

The $2.7 million increase in other expense, net for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in losses associated with our equity securities.

The $9.0 million decrease in other expense, net for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a $10.7 million gain recognized on the deconsolidation of the Medici Land Governance business, partially offset by an increase in losses associated with our equity securities.

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

Our provision for income taxes for the three months ended September 30, 2020 and 2019 was $620,000 and $23,000, respectively. Our provision for income taxes for the nine months ended September 30, 2020 and 2019 was $1.3 million and $279,000, respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019 was 3.5% and (0.3)%, respectively. Our low effective tax rate is primarily attributable to the valuation allowance we maintain on our net deferred tax assets related to our U.S. operations.

We are subject to taxation in the United States and several state and foreign jurisdictions. Tax years beginning in 2015 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Liquidity and Capital Resources
Overview

We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. During the period of uncertainty and volatility related to the COVID-19 pandemic, we have presumed for forecasting purposes that our recent revenue growth rates experienced during the second half of March 2020 and through September 2020 might not continue at these levels for the foreseeable future as we believe these growth rates are driven in part by the COVID-19 pandemic and resulting state and local government mandates of home confinement and closure of many brick-and-mortar stores. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity in light of the most recent developments driven by the COVID-19 pandemic. We proactively seek opportunities to improve the efficiency of our operations and have in the past and may in the future take steps to realize internal cost savings, including aligning our staffing needs based on our current and expected future levels of operations and process streamlining.

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivables, net. At September 30, 2020, we had cash and cash equivalents of $529.7 million and accounts receivables, net of $35.4 million. Our ability to access the liquidity of our subsidiaries may be limited by tax and legal considerations and other factors.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities	$198,710	$(89,195)
Investing activities	(15,431)	(14,259)
Financing activities	234,103	46,437

At September 30, 2020, we had $150.0 million available under our "at the market" sales program which permits us to conduct "at the market" public offerings of our common stock under a sales agreement, dated June 26, 2020, with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson").

We completed a public offering of our common stock on August 14, 2020 and issued 2,415,000 shares of our common stock pursuant to an underwriting agreement, dated August 11, 2020, for proceeds totaling $192.7 million, net of $11.4 million in offering costs.

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result of increased online shopping migration from the COVID-19 pandemic, we saw our retail product sales accelerate at the end of March through September 30, 2020, as customers turned to online shopping, which caused our cash, cash equivalents and accounts receivable balances to increase compared to year-end and also resulted in an increase in our accounts payable and unearned revenue balance as of September 30, 2020.

The $198.7 million of net cash provided by operating activities during the nine months ended September 30, 2020 was primarily due to consolidated net income, adjusted for non-cash items, of $76.1 million and cash provided by changes in operating assets and liabilities of $122.6 million.

The $89.2 million of net cash used in operating activities during the nine months ended September 30, 2019 was primarily due to consolidated net loss, adjusted for non-cash items, of $48.2 million and cash used by changes in operating assets and liabilities of $41.0 million.

Investing activities

For the nine months ended September 30, 2020, investing activities resulted in a net cash outflow of $15.4 million, primarily due to $4.1 million in cash outflow from the deconsolidation of MLG's net assets and $15.1 million of expenditures for property and equipment, partially offset by $6.3 million in proceeds from the sale of marketable securities.

For the nine months ended September 30, 2019, investing activities resulted in net cash outflows of $14.3 million, primarily due to $17.9 million of expenditures for property and equipment, $5.1 million purchase of equity securities, and $3.3 million disbursement of notes receivable, partially offset by $7.1 million in proceeds from the sale of equity securities and $4.9 million of cash acquired through a business combination that was funded at the end of the fourth quarter of 2018 but closed in the first quarter of 2019.

Financing activities

For the nine months ended September 30, 2020, financing activities resulted in a net cash inflow of $234.1 million primarily due to $47.5 million in proceeds from long-term debt and $195.5 million in net proceeds primarily from our common stock offering executed during August 2020, partially offset by $2.3 million for payment of taxes withheld upon vesting of restricted stock.

For the nine months ended September 30, 2019, financing activities resulted in net cash inflows of $46.4 million primarily due to $52.1 million of net proceeds from the sale of common stock under the at the market offering, partially offset by $1.4 million of taxes withheld upon vesting of restricted stock, and $3.1 million payment on long-term debt.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2020 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$33,945	$7,838	$13,629	$6,293	$6,185
Loan agreements (2)	61,174	5,264	10,528	4,207	41,175
Technology services (3)	3,638	2,756	882	—	—
Total contractual cash obligations	$98,757	$15,858	$25,039	$10,500	$47,360
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

(3)	— Represents the future payments for enforceable and legally binding long-term contractual agreements for technology services and finance leases for equipment included in such service agreements.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of September 30, 2020, accrued tax contingencies were $1.4 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Note 2—Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Note 2—Summary of Significant Accounting Policies and Supplemental Disclosures, including information about recently adopted accounting standards, see Recently adopted accounting standards, included in Item 1, Part I, Financial Statements (Unaudited), contained in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Government Regulation

We are subject to a wide variety of laws, rules and regulations, some of which apply or may apply to us as a result of our retail business, some of which apply or may apply to us as a result of our Medici Ventures or tZERO businesses, and others of which apply to us for other reasons, such as our status as a publicly held company or the places in which we sell certain types or amounts of products. Our retail business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, and other services we offer. Existing and future laws and regulations may result in increasing expense and may impede our growth. Applicable and potentially applicable regulations and laws include regulations and laws regarding taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, employment, import and export matters, information reporting requirements, access to our services and facilities, the design and operation of websites, health and sanitation standards, the characteristics and quality of products and services, product labeling and unfair and deceptive trade practices.

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

Our Medici Ventures and tZERO businesses are subject to general business regulations and laws, including some of those described above, but are also affected by a number of other laws and regulations, including but not limited to, laws and regulations relating to money transmitters and money services businesses, including the requirements of the Financial Crimes Enforcement Network of the U.S. Department of Treasury ("FinCEN") and state requirements applicable to money transmission, cryptocurrencies, provisions of various securities laws and other laws and regulations governing broker-dealers, alternative trading systems and national securities exchanges, anti-money laundering requirements, know-your-customer requirements, record-keeping, reporting and capital and bonding requirements, and a variety of other matters. Blockchain and distributed ledger platforms are recent technological innovations, and the regulation of peer-to-peer digital assets and conventional securities, insofar as blockchain technologies are applied to conventional securities, is developing. In the U.S., the businesses that we are working to develop are or may be subject to a wide variety of complex statutes and rules, most of which were implemented prior to the development of these technologies, and it is sometimes unclear whether or how various statutes or regulations apply.

In addition, tZERO Markets is a registered broker-dealer under the Exchange Act and a member of FINRA and the Securities Investor Protection Corporation and is subject to regulation, examination, investigation and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and self-regulatory organizations with which it is registered or licensed or of which it becomes a member. As a result of the services which tZERO Markets provides, including servicing retail investors, a number of these legal and regulatory requirements are new to tZERO's broker-dealer subsidiaries and we expect federal and state securities regulators will require enhanced supervision, compliance and control procedures for tZERO Markets.

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

The joint venture that tZERO and BOX Digital announced in June 2018 is seeking regulatory approvals that would enable the parties to operate BSTX, a national securities exchange facility to support trading in a type of digital security called a security token. BSTX will require approval from the SEC prior to beginning operations. The SEC published proposed rule changes relating to BSTX on October 11, 2019, soliciting public comments thereon. The SEC extended the review period on November 29, 2019 to January 16, 2020. BOX Exchange LLC filed an amendment to the proposal on December 26, 2019, and the SEC again extended the review period on January 16, 2020 to April 15, 2020. A subsequent amendment was filed by BOX Exchange LLC on February 19, 2020, after which the SEC extended the review period on April 14, 2020 until June 14, 2020. To allow for further review by the SEC, BOX Exchange LLC withdrew and resubmitted the proposed rule changes on May 12, 2020. The SEC extended the review period for the proposed rule changes on July 16, 2020 to August 30, 2020. BOX Exchange LLC filed an amendment to the proposal on July 31, 2020, and the SEC again extended the review period on August 12, 2020 to November 27, 2020. As a national securities exchange facility, BSTX will be subject to provisions of the Securities Exchange Act of 1934 and other rules and regulations applicable to national securities exchanges that are different than those applicable to tZERO's current operations, including, but not limited to, periodic and special examinations by the SEC.

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

Investment Risk

The fair values of our marketable and equity securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in the value of our marketable and equity securities. At September 30, 2020, our recorded value in marketable and equity securities in public and private companies was $50.3 million, of which $1.8 million relates to publicly traded companies, recorded at fair value, which are subject to market price volatility. We perform a qualitative assessment for our equity securities in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the equity security and, if the fair value is less than carrying value, we write down the equity security to fair value. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

There were no changes in either our disclosure controls and procedures or our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting. We have not experienced any material impact to our disclosure controls and procedures or our internal controls over financial reporting despite the fact that most of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, as well as the risk factors described in our Form 10-K for the year ended December 31, 2019, and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. We have included risk factors contained in our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, with appropriate revisions, and have added new risk factors. We have not repeated risk factors contained in our Form 10-K for the year ended December 31, 2019, which are incorporated herein by reference. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

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

On March 11, 2020, the World Health Organization ("WHO") declared COVID-19 as a pandemic. This widespread health crisis has profoundly and adversely affected the world economy, employment levels, and financial markets. The duration and extent of the impact from the COVID-19 pandemic is currently unknown and difficult to predict, but could result in a loss of workforce, including key personnel, due to adverse health effects of the disease, a lack of consumer demand for the services and products we and our subsidiaries offer, and an inability to operate our warehouses or other key locations at full capacity, and could adversely affect our business and financial results.

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

We may be required to recognize impairment losses or allowances for bad debt relating to our equity interests in or creditor relationships with startup businesses.

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

The potential negative impacts of COVID-19 and its related political and economic responses on tZERO may include increased stress on tZERO's broker-dealer subsidiaries' and tZERO Crypto's technology due to increased trading volatility and volume which they have and are expected to continue to experience and increases in attempted cyber-attacks or a decrease in worker productivity as a result of remote work. Further, the global economic impacts of COVID-19 could also negatively affect tZERO's business. Such impacts may include a reduced willingness by potential securities issuers to pursue capital raising transactions or seek secondary liquidity for existing capital (thereby reducing tZERO's ability to commercialize the tZERO Technology Stack), shift in attention by regulators and other market participants from regulatory innovation initiatives, decreased interest by third-party broker-dealers in subscribing to the tZERO ATS or a decline in investor appetite or available capital for trading in securities, including securities that use the tZERO Technology Stack, that trade on the tZERO ATS and are accessible via tZERO Markets, or that are bearer digital assets such as cryptocurrencies.

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

tZERO and BOX Digital have entered into a joint venture intended to develop a national securities exchange facility of BOX Exchange LLC (Boston Security Token Exchange or "BSTX") that would facilitate the trading of a type of digital security called a security token that would utilize the tZERO Technology Stack. The SEC published proposed rule changes related to BSTX on October 11, 2019, soliciting public comments thereon. The SEC extended the review period on November 29, 2019 to January 16, 2020, BOX Exchange LLC filed an amendment to the proposal on December 26, 2019, and the SEC again extended the review period on January 16, 2020 to April 15, 2020. A subsequent amendment was filed by BOX Exchange LLC on February 19, 2020, after which the SEC extended the review period on April 14, 2020 until June 14, 2020. To allow for further review by the SEC, BOX Exchange LLC withdrew and resubmitted the proposed rule changes on May 12, 2020. The SEC extended the review period for the proposed rule changes on July 16, 2020 to August 30, 2020. BOX Exchange LLC filed an amendment to the proposal on July 31, 2020, and the SEC again extended the review period on August 12, 2020 to November 27, 2020.

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

tZERO Markets is registered as a broker-dealer and is subject to extensive regulation, which is more rigorous and expensive to comply with than the regulation applicable to tZERO's other broker-dealer subsidiaries.

tZERO Markets is a registered broker-dealer under the Exchange Act and a member of FINRA and the Securities Investor Protection Corporation and is subject to regulation, examination, investigation and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which it is registered or licensed or of which it becomes a member. In addition, because tZERO Markets provides broker-dealer services that tZERO's other broker-dealer subsidiaries have not historically provided, in particular by providing broker-dealer services to retail investors, certain of these legal and regulatory requirements are new to tZERO. Federal and state securities regulators require different supervision, compliance and control procedures for tZERO Markets as a result of its business servicing retail investors, and such requirements are more rigorous and expensive to establish, implement and maintain than those for tZERO ATS, LLC and SpeedRoute.

Any failure of tZERO Markets to comply with all applicable rules and regulations or satisfy FINRA, the SEC, or any other regulatory authority with which it must comply could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

Risks related to software developed by our Medici Ventures businesses could contain flaws or vulnerabilities and expose us or Medici Ventures’ customers to cyber security risks and risks of data loss, other security breaches, or damages that could negatively impact our business.

Our Medici Ventures businesses offer certain products and services, which include the development and sale of certain software products which could contain flaws or vulnerabilities that could present cyber security-related risks, data loss, other security breaches, or damages to our own business or our customers. Any flaws or vulnerabilities in the software developed by our Medici Ventures businesses and any data breaches, cyber security breaches, malfunctions, or errors could result in a loss of opportunity, damages, or an improper or illegal use of ours or our customer’s data and could expose our business to a risk of loss and could result in claims, fines, penalties, and litigation. Any flaw, vulnerability, or compromise of our Medici Ventures business software or security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to reputation, and a loss of confidence in our business, any of which could have a material adverse effect on our financial results and business.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101)
______________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 5, 2020	OVERSTOCK.COM, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)