Form 10-K
period 2020-12-31
OVERSTOCK.COM, INC
filed 2021-02-26
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2020), was approximately $1.1 billion based upon the last sales price reported by Nasdaq. For purposes of this disclosure, shares of Common Stock held by directors and certain officers and by others who may be deemed to be affiliates of the registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be affiliates as that term is defined in the federal securities laws.
There were 42,855,813 shares of the Registrant's common stock, par value $0.0001, outstanding on February 19, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2021 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Actual events or results may differ materially from those contemplated by our forward-looking statements for a variety of reasons, including among others:

•the impact that the ongoing novel coronavirus, or COVID-19, pandemic may have on our business and the industries in which we and our subsidiaries operate, including the impact that our business may experience at such time as the pandemic subsides;
•the impact that any litigation, claims, or regulatory matters could have on our business, financial condition, results of operations, and cash flows;
•any increases in the price of importing into the U.S. the types of merchandise we sell in our Retail business or other supply chain challenges that limit our access to merchandise we sell in our business;
•any difficulties we may encounter as a result of our reliance on third-parties that we do not control for the performance of critical functions material to our business;
•any inability to attract new customers, convert new customers into repeat customers or maintain increased sales volumes;
•the effect of trends in the furniture and home goods market;
•any downturn in the U.S. housing industry or other changes in U.S. and global economic conditions or U.S. consumer spending, as a result of the COVID-19 pandemic or otherwise;
•our exposure to cyber security risks, risks of data loss and other security breaches;
•any strategic transactions, restructurings or other changes we may make to our business;
•any challenges that result in the unavailability of our Website or reduced performance of our transaction systems;
•the possibility that we are unable to protect our proprietary technology and to obtain trademark protection for our marks;
•current claims of intellectual property infringement to which we are subject and additional infringement claims to which we may become subject in the future;
•the commercial, competitive, technical, operational, financial, regulatory, legal, reputational, marketing and other obstacles we face in trying to create a profitable business from our blockchain initiatives, including tZERO;
•the extensive regulatory regimes applicable to tZERO and the possibility that various tZERO subsidiaries or ventures do not receive the regulatory approval required to operate their anticipated businesses;
•any losses or issues we may encounter as a consequence of accepting or holding bitcoin or other cryptocurrencies;
•the adequacy of our liquidity and our ability to fund our capital requirements;
•our ability to attract and retain key personnel;
•the possibility that the cost of our current insurance policies may increase significantly or fail to adequately protect us as expected; and
•the other risks described in this report or in our other public filings.

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

Introduction

Through our online Retail business, we offer a broad range of price-competitive products, including furniture, home decor, bedding and bath, and housewares, among other products. We sell our products and services through our Internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com (referred to collectively as the "Website"). Although our four websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all four websites. Our Retail business initiatives are described in more detail below under "Our Retail Business".

Our Medici business initiatives include our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), which conducts the majority of its business through its majority-owned subsidiary tZERO Group, Inc. ("tZERO"), a leader in blockchain innovation and liquidity for digital assets. Our Medici business initiatives seek to create or foster a set of products and solutions that leverage blockchain technology to generate efficiencies and increase security and control in six areas: identity management, property rights and management, central banking and currencies, capital markets, supply chains and commerce, and voting systems. Medici Ventures owns strategic majority and minority equity interests in several blockchain-related companies, each of which focuses on at least one of the areas mentioned above. Our Medici business initiatives are described in more detail below under "Our Medici Business—Medici Ventures" and our tZERO business initiatives are described in more detail below under "Our Medici Business—tZERO". As described below, in January 2021, we announced significant changes in the management of our Medici Business.

Our company, based near Salt Lake City, Utah, was founded as a Utah limited liability company ("LLC") in 1997, reorganized as a C Corporation in the State of Utah in 1998, and reincorporated in Delaware in 2002. We launched our initial website in March 1999. As used herein, "Overstock", "Overstock.com", "the Company", "we", "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Our Retail Business

For the last three fiscal years, our Retail business has generated nearly all of our net revenues. In our Retail business, our goal is to provide goods to furnish and accessorize "Dream Homes for All", particularly for our target customers—consumers who seek smart value on quality, stylish merchandise at competitive prices. We offer millions of products of which over 99% were in-line products (products in active production). We believe that the furniture and home goods market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales, particularly as Millennial consumers (which we define as those born between 1981 - 1996), who are generally comfortable shopping online, start families and move into new homes. We regularly update our product assortment to meet the evolving preferences of our customers and current trends. Our products include, among others, furniture, home décor including area rugs, bedding and bath, home improvement, and kitchen and dining items. We compete primarily based on:

•Simple and easy customer experience with an emphasis on price, value, and quality with a wide assortment of products delivered in a personalized format with the convenience of our mobile app, and with the benefits of our award-winning customer care;
•Proprietary technologies which we believe help us provide our customers with an intuitive shopping experience;
•Logistics capabilities tailored to the furniture and home furnishings category and developed over our many years of e-commerce experience;
•Long-term mutually beneficial relationships with our partners, which numbered approximately 3,000 as of December 31, 2020; and
•Our Club O Loyalty Program, which we believe increases customer engagement and retention.

For 2020, nearly all our Retail sales through our Website were from transactions in which we fulfilled orders through our network of approximately 3,000 third-party manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. Our warehouses primarily fulfill orders from direct sales of our partners owned inventory, including some customer returns of partner products. Our warehouses ship over 2,000 packages per day on average and up to approximately 3,200 packages per day during peak periods.

During the years ended December 31, 2020, 2019 and 2018 our sales were almost entirely to customers located in the United States and no single customer accounted for more than 1% of our total net revenue.

Additional Offerings

We offer additional products or services that may complement our primary retail offerings but are not significant to our retail revenues, including:

•Businesses advertising products or services on our Website;
•Our international business where we offer products to customers outside the United States using third party logistics providers; and
•Supplier Oasis, a single integration point through which our partners can manage their products, inventory and sales channels, and obtain multi-channel fulfillment services through our distribution network.

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

Sales and Marketing

We use a variety of methods to target our retail consumer audience, including online campaigns, such as advertising through keywords, product listing ads, display ads, search engines, affiliate marketing programs, social coupon websites, portals, banners, e-mail, direct mail, and viral and social media campaigns. We also do brand advertising through television, video on demand, radio, print ads, and event sponsorships.

Customer Service

We are committed to providing superior customer service. We staff our customer service department with dedicated in-house and outsourced professionals who respond to phone, SMS, instant online chat, and e-mail inquiries on products, ordering, shipping status, returns, and other areas of customer inquiry.

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

Competition

E-commerce is intensely competitive and has relatively low barriers to entry. We believe that competition in this industry is based predominantly on:

•price;
•product quality and assortment;
•shopping convenience;
•website organization and load speed;
•order processing and fulfillment;
•order delivery time;
•customer service;
•website functionality on mobile devices;
•brand recognition; and
•brand reputation.

We compete with other online retailers, traditional retailers, and liquidation "brokers" which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into several broad categories:

•online discount general retailers;
•online private sale sites;
•online specialty retailers;
•online liquidators;
•online retailers who have or are developing significant "brick and mortar" capabilities; and
•traditional general merchandise and specialty retailers and liquidators, many of which have a significant online presence.

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

Financial Information about Business Segments and Geographic Areas

As described further in Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 25—Business Segments, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K, we determined our segments based on how we manage our business, which, in our view, consists primarily of our Retail and Medici businesses. Our Retail business is a reportable segment. As described below, our Medici business is comprised of multiple components or operating segments, including our tZERO and Medici Ventures reportable segments. We use pre-tax net income (loss) as the measure to determine our reportable segments. As a result, tZERO and Medici Ventures are the only reportable segments of our Medici business as they are quantitatively significant. The remaining Medici business operating segments are not significant and are included in Other. See Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 25—Business Segments for information regarding our business segments and geographical areas.

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

Our Medici Business

In late 2014, we began working on initiatives to develop and advance blockchain technologies. We pursue these initiatives through our wholly-owned subsidiary, Medici Ventures, and its majority-owned subsidiary tZERO. These initiatives remain in the start-up phase, and neither Medici Ventures nor tZERO has generated significant revenues from any blockchain-based technology or application of blockchain technology. As described below under "—Pelion Transaction Agreement", we announced significant changes in the oversight of the Medici Business in January 2021.

Medici Ventures

Medici Ventures' strategy is to create or foster a set of products and solutions that leverage blockchain technology to generate efficiencies and increase security and control in six areas: identity management, property rights and management, central banking and currencies, capital markets, supply chains and commerce, and voting systems. A blockchain is a cryptographically secured, distributed infrastructure, or network, which may be accessed and, in some cases, maintained by each member of the network. The majority of Medici Ventures' business is its approximately 80% interest in tZERO (as of December 31, 2020), which, as described below, is a financial technology company pursuing potential financial applications for blockchain technologies. Medici Ventures also owns strategic majority and minority equity interests in several blockchain-related companies, each of which focuses on at least one of the areas mentioned above. All the companies in which Medici Ventures holds strategic equity interests are startup businesses, businesses in the development stage, or businesses with a short operating history. As a result of the transaction described below in "—Pelion Transaction Agreement", Medici Ventures has discontinued providing the services of its software engineers, developers, or other technologists to other blockchain companies. Seats on the boards of these companies held by Medici Ventures personnel are expected to be filled by nominees of Pelion following the closing of the transactions contemplated by the Pelion Transaction Agreement.

See "Risk Factors—Additional Risks Relating to our Medici Business."

tZERO
tZERO is a leader in blockchain innovation and liquidity for digital assets. The financial technology company is aiming to democratize access to private capital markets by focusing on the development and adoption of digital securities (which we define below). tZERO offers institutional-grade solutions for issuers looking to digitize their capitalization table through blockchain technology, and trade on a regulated alternative trading system. tZERO democratizes access to private assets by providing a simple, automated, and efficient trading venue to broker-dealers, institutions, and investors. tZERO has developed a suite of technologies (the "tZERO Technology Stack") that enables issuers to issue, and relevant regulated market participants to support the issuance, trading, clearance and settlement of digital securities. tZERO also supports the adoption of digital securities by developing the tZERO Technology Stack for use by regulated venues on which those digital securities can trade, as well as investing in subsidiaries and joint venture entities that own and operate such trading venues. These investments include the alternative trading system (the "tZERO ATS") run by its wholly-owned subsidiary, tZERO ATS, LLC, a U.S. Securities and Exchange Commission ("SEC")-registered broker-dealer which provides a regulated venue for matching buy and sell orders to its broker-dealer subscribers, including for the trading of digital securities, and its joint venture with BOX Digital Markets LLC ("BOX Digital"), intended to develop a U.S. national securities exchange facility with regulatory approvals enabling it to support trading in a type of digital security called a security token. Another wholly-owned subsidiary of tZERO, tZERO Markets, LLC ("tZERO Markets"), is an SEC-registered broker-dealer which offers a website, and in the future intends to provide a mobile application, that allows retail customers to conduct self-directed trading of digital securities. In addition, tZERO also maintains certain other businesses.

Throughout this report we refer to "digital securities" to describe conventional uncertificated securities where the issuer arranges for a digital "courtesy carbon copy" of the transfer agent's share registry to be viewable on the blockchain to enhance the investor's trading experience through added transparency, but which have no controlling legal effect. Securities with such digital enhancements may also be referred to as "digitally-enhanced securities". Digital securities, however, are not issued, traded, cleared, settled or custodied using distributed ledger or blockchain technology. Instead, record ownership of digital securities is kept by an SEC-regulated transfer agent in its traditional books and records and they are traded on the relevant regulated trading venues on a book-entry basis. To enhance the investor experience, issuers arrange for a digital courtesy carbon copy of the transfer agent's share registry of holders of record to be viewable on the blockchain. The digital courtesy carbon copy of the transfer agents' books and records on the blockchain are pseudonymized (that is, such records do not identify the holders of record by name but each holder's assets are shown under a digital wallet address) and do not govern ownership of these securities. The transfer agent's conventional books and records remain as the only controlling record of ownership for corporate and securities law purposes. With respect to investors holding a digital security in a brokerage account, the controlling record of the underlying beneficial ownership is such investor's carrying broker-dealer's conventional books and records. The use of "digital" is intended solely to differentiate these securities from conventional securities which do not have the digital enhancements necessary to allow the transfer agents records to be viewable on the blockchain.

In certain other instances throughout this report we refer to "peer-to-peer digital assets" or "bearer digital assets", which may include virtual currencies or other pseudonymous bearer digital instruments (including instruments representing securities) which may trade peer-to-peer on a distributed ledger and/or rely on the distributed ledger to govern record ownership. In the future, subject to changes in the applicable regulatory landscape and the capabilities of market participants, tZERO may evolve its focus towards the advancement of digital securities, digital assets, and the integration of blockchain technology into them in other ways.

tZERO's businesses include the broker-dealer activities of its subsidiaries, tZERO ATS, LLC, SpeedRoute, LLC ("SpeedRoute"), and tZERO Markets, LLC. SpeedRoute provides connectivity to its registered broker-dealer clients to U.S. equity exchanges and off-exchange sources of liquidity. tZERO Markets, LLC offers a website, and in the future intends to offer a mobile application, that allows retail customers to conduct self-directed trading of digital securities. tZERO's remaining businesses include tZERO Crypto, Inc., a cryptocurrency wallet and exchange services business, and Verify Investor, LLC, an accredited investor verification company.

The businesses, products, and services that tZERO is pursuing or contemplating will require substantial additional funding, initially for technology development and regulatory compliance, as well as for working capital, marketing and sales, and other substantial costs of developing new products and businesses in emerging areas of technology. These costs have been and are expected to continue to be material, both to tZERO and to Overstock. See also "—Pelion Transaction Agreement" below.

tZERO's Intellectual Property

tZERO has received certain patents that it views as critical to its success. In particular, in January 2019, it received a patent from the United States Patent and Trademark Office ("USPTO") for an order system that can integrate with conventional asset trading platforms and translate orders for "digital transaction items" (including securities, tokens, shares, cash and other assets) from broker-dealers into orders on a regulated venue which utilizes blockchain technology. In May 2019, tZERO also received a patent for a base layer technology that uses digital signatures to record and verify time-series data such as trades, executions and settlements, allowing low-latency systems, including traditional matching engines or private blockchain ledgers, to be anchored into public blockchain ledgers which are able to verify the existence of previous trades and simultaneously produce an auditable and immutable record of those transactions. These patents to date have not had any material effect on tZERO's business. tZERO believes these patents provide valuable functionality to regulated market participants involved in the trading of digital securities and will assist in protecting tZERO's proprietary technologies against trading solutions developed by competitors.

tZERO's Customers

tZERO ATS, LLC and SpeedRoute, which are tZERO's primary sources of revenue, are reliant upon a small group of broker-dealer subscribers and clients, respectively, for a large part of their revenue. See "Risk Factors—Additional Risks Relating to our tZERO Initiatives—To date, SpeedRoute and tZERO ATS, LLC's revenues have come from a small number of major customers broker-dealer subscribers and clients, respectively, making SpeedRoute and tZERO ATS, LLC, and by extension tZERO, vulnerable to changes in the business and financial condition of, or demand for SpeedRoute's and tZERO ATS, LLC's services by, such subscriber or client."

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

SpeedRoute, tZERO ATS, LLC, and tZERO Markets compete with a large number of broker-dealers, many of which are substantially larger and have substantially greater financial resources than SpeedRoute, tZERO ATS, LLC, tZERO Markets, tZERO or Overstock.

See "Risk Factors—Additional Risks Relating to our tZERO Initiatives."

Pelion Transaction Agreement

On January 25, 2021, we and Medici Ventures entered into a transaction agreement (the "Transaction Agreement") with Pelion MV GP, L.L.C. ("Pelion"), and Pelion, Inc., as guarantor, pursuant to which the parties agreed, among other things, that Medici Ventures will change its entity type (the "Entity Change") to become a Delaware limited partnership (the "Partnership") and that Pelion will become the sole general partner of the Partnership, and we (along with any other stockholders of Medici Ventures at the time of Entity Change), will become the limited partners of the Partnership, pursuant to a limited partnership agreement to be entered into at the time of the Entity Change. In preparation for the Entity Change, we converted (i) our outstanding intercompany debt owed to us by Medici Ventures into shares of common stock of Medici Ventures and (ii) our intercompany debt from tZERO, into tZERO outstanding common stock, leaving Medici Ventures with 44% of tZERO outstanding common stock and Overstock with 43%. Pursuant to the terms of the limited partnership agreement, we and any other limited partners will agree to make a capital commitment of $44.6 million to the partnership in proportion to our equity interest in the Partnership, upon 10 business days' prior written notice, which contributions may be in installments. Following the closing of the transactions contemplated by the Transaction Agreement, Pelion will have sole authority and responsibility regarding investing decisions, appointing board members of the portfolio companies, and exercising all shareholder rights for assets Medici Ventures currently holds. Consummation of the transactions contemplated by the Transaction Agreement is subject to applicable regulatory approvals and other customary closing conditions. We expect the transactions contemplated by the Transaction Agreement to be completed within approximately three to six months from the date of the Transaction Agreement. See Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 27—Subsequent Events for additional information.

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

For further information, see (see Item 1A—"Risk Factors") and the information set forth under Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 14—Commitments and Contingencies, Legal proceedings and contingencies, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

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

Our efforts to expand our Retail business outside of the U.S. exposes us to foreign and additional U.S. laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, advertising practices, online services, the use of cryptocurrency, the importation of specified or proscribed items, importation quotas, consumer protection, intellectual property rights, consumer and data protection, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties.

Our Medici and tZERO businesses are subject to general business regulations and laws, including some of those described above, but are also affected by a number of other laws and regulations, including but not limited to, laws and regulations relating to money transmitters and money services businesses, including the requirements of the Financial Crimes Enforcement Network of the U.S. Department of the Treasury ("FinCEN") and state requirements applicable to money transmission, cryptocurrencies, provisions of various securities laws and other laws and regulations governing broker-dealers, alternative trading systems and national securities exchanges, anti-money laundering requirements, know-your-customer requirements, record-keeping, reporting and capital and bonding requirements, and a variety of other matters. Blockchain and distributed ledger platforms are recent technological innovations, and the regulation of peer-to-peer digital assets and conventional securities, insofar as blockchain technologies are applied to conventional securities, is developing. In the U.S., the businesses that we are working to develop are or may be subject to a wide variety of complex statutes and rules, most of which were implemented prior to the development of these technologies, and it is sometimes unclear whether or how various statutes or regulations apply.

In addition, tZERO Markets is an SEC-registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. ("FINRA") and the Securities Investor Protection Corporation ("SIPC") and is subject to regulation, examination, investigation and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and self-regulatory organizations with which it is registered or licensed or of which it becomes a member. As a result of the services in which tZERO Markets provides, including servicing retail customers, a number of these legal and regulatory requirements are new to tZERO's broker-dealer subsidiaries.

Furthermore, tZERO ATS, LLC operates the tZERO ATS and is, therefore, subject to Regulation ATS as well as other regulations, and partners with broker-dealers that are also subject to regulation by the SEC and FINRA and whose regulatory compliance may impact tZERO ATS, LLC. Regulation ATS establishes the regulatory framework for alternative trading systems that match buy and sell orders but are exempt from registering as a national exchange under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Regulation ATS subjects tZERO ATS, LLC to various rules and regulations, including, but not limited to, quarterly reporting obligations on Form ATS. The tZERO ATS facilitates the trading of three digital securities, our Series A-1 preferred stock, TZROP (defined below), and Aspen Digital, Inc.'s depository receipts for its common stock ("ASPD") and, in the future, is expected to support digital securities from other issuers. Secondary resales of these digital securities must be conducted in compliance with federal and state securities laws which may additionally impact tZERO ATS, LLC.

The joint venture that tZERO and BOX Digital announced in June 2018 is seeking regulatory approvals that would enable the parties to operate the Boston Security Token Exchange ("BSTX"), a national securities exchange facility to support trading in a type of digital security called a security token. BSTX will require approval from the SEC prior to beginning operations. The SEC originally published proposed rule changes relating to BSTX on October 11, 2019, soliciting public comments thereon. Following subsequent amendments and resubmissions of the proposed rule changes relating to BSTX, the SEC disapproved of the proposal on December 18, 2020. BSTX is reviewing the order by the SEC to determine whether to refile the proposed rule changes. Were it to seek approval and be approved for operation by the SEC in the future, as a national securities exchange facility, BSTX would be subject to provisions of the Exchange Act and other rules and regulations applicable to national securities exchanges that are different than those applicable to tZERO's current operations, including, but not limited to, periodic and special examinations by the SEC.

See Item 1A—"Risk Factors—Additional Risks Relating to our Medici Business" and "Additional Risks Relating to our tZERO Initiatives."

Human Capital Management

At December 31, 2020, we had approximately 1,750 full-time employees. We seasonally increase our workforce during our fourth quarter to handle increased workload in both our warehouse and customer service operations. We have never had a work stoppage and none of our employees are represented by a labor union. We consider our employee relations to be good. Competition for qualified personnel in our industry is high, particularly for software engineers and other technical staff. Overstock places great value on its human capital management and knows its people are critical to driving the business to success. We focus on our human capital management in many ways including:

Diversity & Inclusion

We embrace diversity and collaboration in our workforce, our ways of thinking, and our decision-making. We know that fostering an inclusive culture delivers better business outcomes. Our commitments to improving diversity include 1) increasing the diversity of our team at all levels, 2) continuing real and meaningful gender and race dialogue within our company, 3) amplifying the voices of our underrepresented groups of employees, 4) fostering inclusion and safety within our walls, 5) expanding our company volunteer time off program to include efforts to combat gender and racial injustice, 6) continuing to condemn all forms of gender and racial discrimination and harassment, 7) encouraging our employees to vote by expanding our paid time off program, and 8) tracking and monitoring our progress. Among the many ways we demonstrate these commitments are through our hiring and development practices, flexible and working-parent-friendly programs, anti-discrimination policies, and efforts of our employee resource groups.

Through our commitments, actions, words, investments, and values, we promote a work environment that enables employees to feel safe to express their ideas and perspectives and feel they belong within our team.

Workforce Compensation & Pay Equity

The total rewards philosophy of Overstock and its subsidiaries is to create and maintain competitive programs that attract, motivate, develop, and retain employees based on the prevailing industry and geographic labor markets in those locations where the company does business. Competitive compensation programs consist of cash and non-cash compensation based on relevant pay factors designed to balance market competitiveness and cost containment to retain the human capital that enables the company to achieve business performance goals and objectives. Total rewards are designed to link the market competitiveness of each employee's compensation with overall Company performance, aligning employees' financial interests with the interests of the company.

Elements of our compensation package for all non-executive employees consists of base salary or wages, discretionary and non-discretionary short-term incentives to reward the achievement of behavioral goals and business objectives, and for eligible key contributors, long-term incentives to emphasize a more strategic alignment to support business performance.

Changes in the value of each employee's job are monitored annually and adjustments in base pay and short-term incentives are awarded based on a combination of employee performance to pre-determined goals and the Company's overall performance to broader financial and operational goals and objectives. We determine external market competitiveness by gathering salary information from professionally managed third party salary surveys and by determining pay for individual employees based on their skill level, experience, education, and any other relevant compensatory factors. We use salary market data to create pay structures with pay bands. We assign every job to a pay band by comparing market data to pay band midpoints. We balance internal pay equity with external pay equity to ensure compensation is fairly and equitably dispersed.

Management is committed to the proposition that the total rewards of every employee in pay and benefits are equitably distributed regardless of their race, gender, gender identity, sexual orientation, religion, national origin, color, veteran status, age, or disability. Furthermore, to ensure the commitment to pay equity is aggressively pursued, we define appropriate metrics from which progress can be tracked. The Human Resources Department prepares periodic reports for senior leadership and the Board of Directors to report progress toward equitable pay, promotions, and opportunities.

We offer all employees the ability to save for retirement by matching dollar for dollar up to six percent of their savings into a qualified savings plan up to certain pre-determined limits set by the IRS. For highly compensated employees who meet the salary threshold set by the IRS and who choose to continue pre-tax savings above the qualified savings plan limits, eligible employees can participate in a non-qualified tax deferred savings plan to save for future needs.

Our intention is to offer every employee fair and equitable cash compensation and competitive non-cash benefits to help employees manage their health and wellness and the health and wellness of their families.

Talent Acquisition & Retention

We work diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. We have established relationships with universities, professional associations, and industry groups to proactively attract talent. We look for ways to improve our recruiting process regularly and ensure each applicant feels welcome and comfortable through the recruiting process. Our panel interviews are set up with a diverse group of interviewers to ensure for the best candidate experience.

We have a strong employee value proposition that leverages our unique culture, collaborative working environment, shared sense of purpose, desire to do the right thing and innovative work to attract talent to our company. We empower employees to find new and better ways of doing things and the scale of our business means that careers can develop in exciting and unexpected directions. To ensure the long-term continuity of our business, we actively manage the development of existing talent to fill the roles that are most critical to the on-going success of our Company.

In 2020, we hired 201 new employees, excluding our customer service department, and 682 new customer service employees. We have an average tenure of five years, with an average tenure of three years in customer service.

Employee Engagement & Wellness

Creating a culture where all employees feel supported and valued is a key part of our corporate mission. The ongoing COVID-19 pandemic has led to unique challenges, and we are striving to ensure the health, safety, and general well-being of our employees as we work through these pandemic-related challenges. We continue to evolve our programs to meet our employees' health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration. We offer comprehensive benefit options to our employees and their families to live healthier and more secure lives. Some examples are medical insurance, prescription drug benefits, dental insurance, vision insurance, hospital indemnity insurance, accident insurance, critical illness insurance, life insurance, disability insurance, health savings accounts, flexible spending accounts, legal insurance, auto/home insurance, identity theft insurance and pet insurance, and a generous 401(k) matching program. In addition to these more traditional benefits offerings we also have programs that encourage better work/life balance. These benefits include an onsite medical clinic, fitness center, and child daycare at our largest facility, employee assistance program (EAP) support, and a 9/80 flexible work schedule. We offer paid parental leave for all new parents who have been with the Company for at least a year to ensure they are able to adjust to a new work/life balance. We also offer a caregiver benefit to parents who need to travel for work, which allows employees who have a child under the age of two to travel with the employee. We will also be exploring more remote working options in the coming months as we begin to return to the office in 2021.

Development & Training

We recognize how important it is for our employees to develop and progress in their careers. We provide a variety of resources to help our employees grow in their current roles and build new skills, including online development resources from a competency model development library to hundreds of online courses in our learning management system. We emphasize individual development planning as part of our annual goal setting process, and offer mentoring programs, along with change management and project management upskilling opportunities. We have leadership development resources for all leaders across the organization and continue to build tools for leaders to develop their teams on the job and in roles to create new opportunities to learn and grow. We also encourage certification, higher education, and continuing professional education by subsidizing these opportunities for our employees.

We have an annual required training for all employees on the topic of Diversity and Inclusion. This program is designed to strengthen our organization by promoting the inclusion of various viewpoints from the natural talents and abilities of our people regardless of race, sexual orientation, gender, religion, or other differences.

Company Culture

We attribute the high levels of employee engagement and retention to our corporate culture. The work environment is often described as results-driven, inclusive, generative, and collaborative. Our corporate vision, mission, values, leadership principles, and employee qualities help define who we are, where we are going, and the behavior we expect of the Company and our employees in order to be successful in the organization.

In order to fulfill our vision of "Dream Homes for All" and the long-term financial goals of the Company, we focus on our mission of customer focus, our leading technology capabilities, and creating enterprise value. Our values articulate our commitment to an inclusive, outcome-driven, and positive work environment, and embody our generative culture and spirit. Our five leadership principles guide the interactions of our leaders with colleagues, creating a psychologically safe environment for productive and collaborative exchanges for improved outcomes. We clearly define, look for, measure, and develop eight qualities in our employees so that we all become empowered to be effective and valuable contributors in the organization. This culture allows us to attract, develop, engage, and retain highly qualified employees for each role in the organization. Our goal is to have every employee feel they are a valued member of a winning team, doing meaningful work, in an environment of trust. The Company regularly reinforces this culture throughout the entire employee experience.

Oversight & Governance

Our focus on human capital management has been a hallmark of the Company for years, understanding that people truly are a company's most valuable asset, and that culture is an organization's ultimate competitive advantage. Our 401(k) committee meets quarterly to review the plan and determine if any changes need to be made to the portfolio, in order to best serve our employees. Our board of directors dedicates ample time in quarterly meetings with management to discuss trends in hiring, engagement, and attrition. Our Compensation Committee is actively involved in determining competitive compensation strategies to help us continually improve in attracting, developing, and retaining top talent for our Company.

Executive Officers of the Registrant

The following persons were executive officers of Overstock as of February 26, 2021:

Executive Officers	Age	Position
Mark Baker	51	Chief Product Officer
Ron Hilton	50	Chief Sourcing & Operations Officer
Jonathan E. Johnson III	54	Chief Executive Officer, President of Medici Ventures, and Director
Adrianne Lee	43	Chief Financial Officer
Carter Lee	51	Chief Administrative Officer and Acting Chief Marketing Officer
Krista Mathews	35	Chief Customer Officer
E. Glen Nickle	56	Chief Legal Officer and Corporate Secretary
Dave Nielsen	51	President
Meghan Tuohig	40	Chief People Officer
Joel Weight	46	Chief Technology Officer

Mr. Mark Baker was appointed as our Chief Product Officer in February 2020. Mr. Baker joined Overstock in 2011 and previously served as Vice President of Product and Technology from December 2018 to February 2020, Senior Director of Software Development from January 2017 to August 2018, Director of Software Development from September 2015 to January 2017, and Director of Application Development from October 2013 to September 2015, as well as various other positions.

Mr. Ron Hilton has served as our Chief Sourcing and Operations Officer since May 2019, and previously served as our Vice President of Sourcing from September 2016 to May 2019, having returned to Overstock after serving for almost two years as the President of Endygo from 2015 to 2016. Mr. Hilton originally joined Overstock in November 2009 and previously served as our Vice President of Merchandising, General Merchandise Manager, and Divisional Merchandise Manager.

Mr. Jonathan E. Johnson III has served as Chief Executive Officer since September 2019, President of Medici Ventures since August 2016, and as a Director since 2013. Mr. Johnson also served as Interim Chief Executive Officer from August 2019 to September 2019 and Chairman of the Board of Directors from 2014 through 2017. Mr. Johnson joined Overstock in 2002 and previously served as our President, Executive Vice Chairman, Acting Chief Executive Officer, Senior Vice President, and General Counsel, as well as various other positions.

Ms. Adrianne Lee joined Overstock as our Chief Financial Officer in March 2020. Prior to joining Overstock, Ms. Lee served as Senior Vice President and CFO of North America RAC from December 2018 to March 2020 and Vice President - Global Financial Planning and Analysis and Corporate Development from March 2014 to December 2018 at The Hertz Corporation.

Mr. Carter Lee was appointed as our Acting Chief Marketing Officer in August 2020 and has served as our Chief Administrative Officer since August 2018. Mr. Lee joined Overstock in 2001 and previously served as Senior Vice President of Technology and People Care from February 2015 to July 2018, Vice President of Technology Operations from January 2008 to January 2015, and held other roles including Director of Internal Systems.

Ms. Krista Mathews was appointed as our Chief Customer Officer in August 2019. Ms. Mathews joined Overstock in 2017 and previously served as Vice President of Private Label and Partner Management from August 2018 to August 2019 and Category Director from October 2017 to July 2018. Prior to joining Overstock, Ms. Mathews served as Sr. Buyer, Books & Magazines at Target Corporation from October 2014 to September 2017.

Mr. E. Glen Nickle has served as our Chief Legal Officer and Corporate Secretary since February 2021, and previously served as Vice President, Legal and General Counsel from July 2016 to February 2021. Mr. Nickle started with Overstock in May 2010 as Associate General Counsel. Before joining Overstock, Mr. Nickle was Associate General Counsel at ICON Health & Fitness, Inc.

Mr. Dave Nielsen has served as the President of Retail since May 2019, and previously served as our Chief Sourcing and Operations Officer from October 2018 to May 2019, having returned to Overstock after serving as the Chief Executive Officer and board member for Global Access from July 2015 to October 2018. Mr. Nielsen originally joined Overstock in 2009 and previously served as our Senior Vice President of Business Development, Senior Vice President and General Merchandise Manager and Co-President.

Ms. Meghan Tuohig has served as our Chief People Officer since February 2019. Ms. Tuohig joined Overstock in 2004 and previously served as Vice President of People Care from January 2015 to February 2019, Director of Loyalty from August 2013 to January 2015, and Director of Collaborative Systems from April 2012 to July 2013, as well as various other positions.

Mr. Joel Weight was appointed as our Chief Technology Officer in February 2020. Mr. Weight joined Overstock in 2011 and previously served as Chief Operations Officer of Medici Ventures from January 2019 to February 2020, Chief Technology Officer of Medici Ventures from October 2016 to January 2019, and Lead Architect and various other Architect roles from October 2013 to October 2016, as well as various other positions.

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

Summary

The following summarizes some of the key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

General Business Risks
•The duration and extent of the COVID-19 pandemic remains unknown.
•Our ability to maintain increased sales volumes, attract new customers, and convert new customers into repeat customers.
•We may not be able to close the transactions contemplated by the transaction agreement with Pelion, and even if we do, Pelion may not be successful in managing the limited partnership.
•Tariffs or other governmental measures that increase the effective price of various products that we or our partners import into the United States may reduce our sales or profitability.
•We depend on third-party companies to perform functions critical to our business.
•Ongoing shareholder class action lawsuits and shareholder derivative lawsuits may divert management attention and require significant time and expense to resolve.
•Ongoing regulatory investigations and how they are ultimately resolved may impact our operations, future plans and liquidity.
•Our insurance policy costs could increase.
•We may be unable to maintain profitability and/or positive cash flow from operations.
•We may be unable to retain key personnel, or attract and retain additional key personnel.
•We are subject to cyber security risks and risks of data loss or other security breaches.
•Future sales of common or preferred stock could depress our stock price.
•Disclosures about our evolving business model, including commencement or discontinuance of various products and/or services offerings, may create stock volatility and uncertainty about our future performance.
•We may be unable to maintain a workforce with size and skills commensurate with our growing sales volumes.
•We may be unable to protect our proprietary technology and to obtain trademark protection for our marks.
•Our international business efforts could adversely affect us.

tZERO Business Risks
•tZERO has a limited operating history and has not yet generated revenue from any commercially available blockchain-based applications.
•The technology on which tZERO and its subsidiaries rely for its operations may not function properly.
•The three subsidiaries of tZERO that currently generate substantially all of tZERO's revenues, are subject to extensive regulation as registered broker-dealers.

•tZERO's and its subsidiaries' businesses are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, technology, data protection, and other matters.
•The development and operation of tZERO's business will likely require technology and intellectual property rights.
•tZERO Crypto is subject to extensive regulation.
•tZERO’s financial service businesses rely on third parties and their systems for a variety of services.

Digital Securities Development Risks
•Applicable laws and regulations may limit the manner in which blockchain technology can be used in tZERO’s business.
•Regulatory authorities may not permit the trading of certain digital securities or involvement by market participants in their trading.
•Digital securities may not be widely adopted and may have limited users.

Blockchain Technology and Blockchain Industry Risks
•The application of blockchain technologies to existing legal and regulatory regimes is uncertain.
•The further development and acceptance of blockchain technologies, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.
•The prices of peer-to-peer digital assets and digital securities have historically been extremely volatile.

Retail Business Risks
•Our business depends on the Internet, our infrastructure and transaction-processing systems.
•We rely upon paid and unpaid natural search engines to rank our product offerings.
•We face intense competition and may not be able to compete successfully against existing or future competitors.
•Our operations are impacted by economic factors, including our increasing exposure to the U.S. housing industry and the potential for a decrease in consumer spending.
•We depend on our suppliers' and fulfillment partners' representations regarding product safety, content and quality, and for proper labeling of products.
•Our decision to accept and hold cryptocurrency, such as bitcoin, may subject us to exchange risk and additional tax and regulatory requirements.

Risks Related Primarily to our Series A-1 Preferred Stock
•Our Series A-1 Preferred stock may only be sold through the tZERO ATS.
•If we elect to repurchase the Series A-1 Preferred stock on the tZERO ATS, it could have a material adverse effect on the liquidity in, and trading prices of, the Series A-1 Preferred stock.
•We may have the right to convert the outstanding shares of Series A-1 Preferred stock into shares of Series B Preferred stock at any time.
•tZERO ATS and tZERO are involved in ongoing discussions with and are subject to investigation by regulatory authorities.

Risks Related to both our Series A-1 Preferred stock and our Series B Preferred stock
•A share of Series A-1 Preferred stock and/or Series B Preferred stock may have a substantially lower market value than a share of our common stock.
•Holders of Series A-1 Preferred stock and Series B Preferred stock have no rights with respect to our common stock.

Risks Relating to Our Company and its Operational, Litigation and Regulatory Environment

Our ability to maintain the substantial increase in sales we have experienced since the onset of the COVID-19 pandemic is uncertain.

We have seen a substantial increase in sales from newly acquired customers and existing customers on our online retail website due in large part to the COVID-19 pandemic, resulting from home confinement mandates from state and local governments and closures of many brick-and-mortar stores. The rapid increase in sales volume resulted in a reduction of certain inventory, shipment delays, and delays in responding to customer service issues with a corresponding reduction in customer satisfaction. The extent to which our increased sales volume will continue or newly acquired customers will convert into repeat customers as vaccinations become more readily available and brick-and-mortar stores continue to re-open is uncertain. Further, this uncertainty could result in a volatility of our stock price.

The duration and extent to which the COVID-19 pandemic might impact our results of operations and overall financial performance remains uncertain.

On March 11, 2020, the World Health Organization ("WHO") declared COVID-19 as a pandemic. This widespread health crisis has profoundly and adversely affected the world economy and employment levels. It has also resulted in new immigration policies and new regulations on pricing and shipment of certain goods. The duration and extent of the impact from the COVID-19 pandemic is currently unknown and difficult to predict, but could result in a loss of new and existing workforce, including key personnel, due to adverse health effects of the disease, limitations on our ability to hire talent abroad, a lack of consumer demand for the services and products we and our subsidiaries offer, an inability to operate our warehouses or other key locations, such as data centers, at full capacity, and could result in an increased risk of penalties or liabilities associated with new policies and regulations, and could adversely affect our business and financial results.

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

The continuing impacts of COVID-19 could have technology and security consequences, as well as employee fatigue, and could negatively impact our operations.

The spread of COVID-19 has resulted in many of our employees and contractors being forced to work remotely. Additional risks are inherent when employees and contractors work remotely, including risks that third-party internet and phone service providers may not provide adequate services for employees and contractors to perform their responsibilities, risks that hardware, software, or other technological problems or failures could prevent employees or contractors from performing their responsibilities and could take an excessive amount of time to resolve and risks that employees and contractors may not be trained as effectively or monitored as closely from remote locations, creating greater risks for the security of confidential information. Additionally, employees may become fatigued by the work-from-home setting and may become less productive or look for employment that is not work-from-home. Any such occurrences could have a material negative impact on the business.

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

We and tZERO are both the subjects of, and parties to, investigations by the SEC Division of Enforcement, which has required us to expend significant financial and legal resources. The resolution of those investigations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

As previously disclosed, in February 2018, the Division of Enforcement of the SEC informed tZERO, and subsequently informed us, that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. In December 2018, we received a follow-up request from the SEC in connection with its investigation relating to GSR Capital Ltd., a Cayman Islands exempted company ("GSR"). In October 2019, we received a subpoena from the SEC requiring us to produce documents and other information related to the Series A-1 Preferred stock dividend we announced to stockholders in June 2019 (the "Dividend") and requesting 10b5-1 plans entered into by certain officers and directors. In December 2019, we received a subpoena from the SEC requesting documents related to the GSR transaction and the alternative trading system run by tZERO ATS, LLC. Also, in December 2019, we received a subpoena from the SEC requesting our insider trading policies as well as certain employment and consulting agreements. We have also previously received requests from the SEC regarding GSR and our communications with our former Chief Executive Officer and Director, Patrick Byrne, and the matters referenced in the December 2019 subpoenas. In May 2020, we received a subpoena from the SEC requesting additional data related to the ATS. In January 2021, we received a subpoena from the SEC requesting information regarding our Retail guidance in 2019 and certain communications with current and former executives, board members, and investors. We are cooperating with the SEC's investigation, have provided documents requested in voluntary requests and the 2019 and 2020 subpoenas, and continue to provide documents requested in the 2021 subpoena.

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

Our D&O insurance policy cost could substantially increase, through increased self-retention amounts and/or premium increases, and coverage under our policy could fail to adequately protect us against liability for conduct of our directors and officers.

We carry directors and officers liability insurance (D&O insurance) for losses and advancement of defense costs in the event legal actions are brought against our directors and officers for alleged wrongful acts in their capacity as directors or officers. In October 2019, our annual D&O insurance policy costs increased significantly, as did our self-insured-retention amounts; further, more exclusions were added to our insurance coverage. Although our D&O insurance policy costs and self-insured retention amounts were reduced in 2020, they did not return to pre-October 2019 levels. As such, our D&O insurance may not be adequate to fully protect the company against liability for the conduct of its directors and officers.

If the costs of maintaining adequate insurance coverage increases significantly in the future, our operating results could be materially adversely affected.

We have a history of significant losses. If we do not maintain profitability and / or positive cash flow from operations, our ability to continue in business will depend on our ability to raise additional capital, obtain financing or monetize significant assets, and we may be unable to do so.

We have a history of significant losses in years leading up to 2020. At December 31, 2019 our accumulated deficit was $580.4 million. Although our financial results improved in 2020, we may be unable to maintain profitability. Any efforts to reduce costs in the future may adversely affect our business operations. If we are unable to successfully manage our business while reducing our expenses, our ability to continue in business could depend on our ability to raise sufficient additional capital, obtain sufficient financing, or sell or otherwise monetize significant assets such as our corporate headquarters. Additionally, we may not be able to raise capital on acceptable terms or at all. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

Changes in management roles and responsibilities, the loss of key personnel, or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. As more businesses are allowing employees to work-from-home, the job market has expanded and we are competing with businesses in other locations and states to attract and retain key employees. Some key employees may also leave to work for businesses that have declared they will not return to the office. The loss of the services of key employees for any reason, could harm our business. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly-skilled personnel. Our failure to attract and retain the necessary personnel could have a material adverse effect on our financial results, business and prospects.

We are subject to cyber security risks and risks of data loss or other security breaches.

Our business involves the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, and to resulting claims, fines, and litigation. We have developed certain software products to assist with the operation and management of our Retail business which could contain flaws or vulnerabilities that could present cyber security-related risks, data loss, other security breaches, or damage to our business, our suppliers, or our customers. We have been subjected to a variety of cyber-attacks, which have increased in number and variety over time. We believe our systems are probed by potential hackers virtually 24/7, and we expect the problem will continue to grow worse over time. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. Any flaws or vulnerabilities in the software we created or technologies designed to prevent attacks on our systems and other third-party systems, compromise of our security, data breaches, malfunctions, or errors, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, any of which could have a material adverse effect on our financial results and business. Moreover, any insurance coverage we may carry may be inadequate to cover the expenses and other potential financial exposure we could face as a result of a cyber-attack or data breach.

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

We have an evolving business model, which increases the complexity of our businesses.

In prior years we added additional types of services and product offerings and in some cases, we modified or discontinued those offerings, and in some cases have re-launched offerings we had previously terminated. We may continue to try to offer additional types of products or services, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/partner sourcing of the products we offer. In addition, we continue to experiment with new technologies to enhance the customer experience and iterate on delivery of new features. The additions and modifications to our business have increased the complexity of our business and impacted our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Further, our efforts to promote a culture of innovation amongst our technologists in an attempt to stay ahead of the competition may result in the introduction of technologies that are less mature or stable which could cause problems in our website or back-end logistics systems. Future additions to or modifications of our business are likely to have similar effects. Further, any new business, technology, or website we launch that is not favorably received by consumers could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our financial results, business and prospects.

We may be required to recognize impairment losses or allowances for bad debt relating to our equity interests in or creditor relationships with startup businesses.

We hold minority interests and promissory notes in several companies that are in the startup or development stages. Minority interests are inherently risky because we may not have the ability to influence business decisions. Further, these interests are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages, unproven, and may never materialize. These companies may abandon, modify, or alter their product and service mix and overall strategy whether due to COVID-19 or otherwise. Additionally, since these interests are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, the economic impact of the COVID-19 pandemic may limit the ability for these entities to raise capital in the future. Furthermore, we have no assurance that the technology or products of companies we have funded would be successful, even if they were brought to market. We have previously recognized impairment losses or made allowances for bad debt related to these equity interests and may in the future recognize additional impairment losses or make allowances for bad debt related to these interests. Any such impairment losses or allowances for bad debt could be material and could have a material adverse effect on our financial results and business.

The size or skills of our workforce may not be adequate to keep up with growing sales volumes and needs of our Retail business at our current growth rate.

Our Retail business experienced a rapid increase in sales volume in 2020. We have been and are currently growing the workforce to accommodate the increased demand and growing needs of our Retail business, and any insufficiency in the size of our workforce or any insufficiency of certain required skills of our workforce, could prevent us from keeping up with growing demands and needs of the business, or engaging in or executing certain business initiatives effectively, which could have a material adverse effect on our financial results, business and prospects.

Our ownership of less than 100% of our subsidiaries may cause conflicts of interest.

Our wholly-owned subsidiary Medici Ventures owns approximately 80% of the outstanding common stock of tZERO, and tZERO employees, former employees and others own the balance of the shares. tZERO has issued employee stock options that may further dilute our ownership interest. In addition, tZERO may in the future engage in capital raising activities that could further dilute our ownership interest. Medici Ventures and tZERO also issued employee stock options and restricted stock units that could result in the dilution of our ownership interest in Medici Ventures, and tZERO in the future. The boards of directors of tZERO and Medici Ventures must consider the interests of all of their stockholders, and the interests of the other stockholders may differ from our interests. Any significant divergence between our interests and the interests of other stockholders, a significant portion of whom are also likely to be employees of our subsidiaries, could result in disagreements regarding business matters and could have an adverse effect on employee morale and on our business.

Further, Medici Ventures and tZERO have granted compensatory options and restricted stock units under their respective equity plans and warrants have also been sold to purchase Medici Ventures common stock. If all of the currently outstanding options, restricted stock units, and warrants were vested and exercised, our ownership of Medici Ventures and tZERO would be reduced.

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

We have developed strategic relationships, entered into joint ventures, purchased strategic interests in other companies, and acquired other companies, and we expect to pursue and engage in similar types of activities in the future to support our Retail operations. Each of these types of business transactions involve numerous risks, including difficulties in the evaluation of business opportunities and risks, including regulatory and integration risks, as well as difficulties in the assimilation of acquired operations and products. These types of transactions can also result in the diversion of management's attention from other business matters, employee retention issues, and the risk of liability for liabilities of acquired companies. We may not be able to successfully integrate businesses, operations, personnel, services, products or other assets that we have acquired or may acquire in the future.

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

If one or more states successfully asserts that we are liable for the collection of sales or other taxes for periods prior to the Supreme Court's 2018 decision in South Dakota v. Wayfair, our business could be harmed.

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

We sell products in international markets. International sales and transactions are subject to inherent risks and challenges that could adversely affect us, including:

•the need to develop new supplier and manufacturer relationships;
•the need to comply with additional U.S. and foreign laws and regulations;
•changes in international laws, regulatory requirements, taxes and tariffs;
•our limited experience with different local cultures and standards;
•geopolitical events, such as war and terrorist attacks;
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

The macroeconomic impacts of COVID-19 continue to be significant, evolving and unpredictable and, as a result, tZERO may be subject to specific negative impacts. Potential negative impacts of the COVID-19 pandemic on tZERO may include stress on tZERO's broker-dealer subsidiaries' and tZERO Crypto's technology due to increased trading volatility and increases in attempted cyber-attacks. See also "—The continuing spread of COVID-19 could have technology and security consequences, as well as employee fatigue, and could negatively impact our operations." above.

Further, the continued global economic impacts of COVID-19 could also negatively affect tZERO's business. Such impacts may include a reduced willingness by potential securities issuers to pursue capital raising transactions or seek secondary liquidity for existing capital (thereby reducing tZERO's ability to commercialize the tZERO Technology Stack) or a decline in investor appetite or available capital for trading in securities, including securities that use the tZERO Technology Stack and trade on the tZERO ATS, or bearer digital assets such as cryptocurrencies.

At this point, while the COVID-19 pandemic may have an adverse impact on tZERO's operations, the extent, duration and nature of such impacts remain uncertain.

tZERO is operating in a relatively immature industry, which makes it hard to evaluate its ability to generate revenue through operations, and to date, has not generated revenue from any commercially available blockchain-based applications.

tZERO was formed in 2014 to develop blockchain and financial technology as part of Overstock's Medici initiatives. The relative immaturity of the blockchain industry make it difficult to evaluate its current business and future prospects. tZERO has encountered, and will continue to encounter, risks and difficulties frequently experienced by growth-stage companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate uses of its limited resources, gaining market acceptance, managing a complex and evolving regulatory landscape and developing new products and services. The current or future operating model of tZERO’s businesses may require changes in order to scale their operations efficiently and be successful. Investors in our common stock should consider tZERO's business and prospects in light of the risks and difficulties it faces as an early-stage company focused on developing products in the field of financial technology.

To date, tZERO has focused primarily on developing its business and exploring novel applications of blockchain technology. This has included developing a suite of technologies which enable the trading of digital securities (the "tZERO Technology Stack") and using this technology to offer products and services to potential issuers of digital securities and regulated market participants in an effort to democratize access to private capital markets. Digital securities are conventional uncertificated securities where the issuer arranges for a digital "courtesy carbon copy" of the transfer agent's share registry to be viewable on the blockchain to enhance the trading experience and may also be referred to as "digitally-enhanced securities". tZERO has generated limited revenue, only a small portion of which can be attributed to its commercialization of the tZERO Technology Stack or the support of such issuers and regulated market participants and has accumulated losses since its inception. As such, tZERO has historically been dependent upon continued financial support from us. If we are unable to generate positive cash flow in our Retail business, raise additional capital, obtain financing, or sell or otherwise monetize significant assets, we may be unable to continue funding tZERO at the rate or levels it requires to operate its business. In the event we were unwilling or unable to continue funding tZERO, tZERO would need to raise external capital to fund its operations, which may not be feasible. In the event we were unable or unwilling to continue funding tZERO or it was unable to raise external capital, it would have a material adverse effect on us and on the current and future business of tZERO.

To date only three digital securities are traded on the tZERO ATS and, other than the tZERO ATS, no other operational exchange, alternative trading system or other regulated trading venue licenses the tZERO Technology Stack.

tZERO continues to develop the tZERO Technology Stack and offer it as part of its services to potential issuers of digital securities and regulated market participants. As of December 31, 2020, tZERO has only utilized the tZERO Technology Stack to digitally-enhance the Series A-1 Preferred stock (exchanged from the Series A Preferred stock in May 2019), TZROP and Aspen Digital, Inc.’s depository receipts for its common stock (“ASPD”), which are the only digital securities trading on the tZERO ATS. tZERO has been engaged to provide technology services, which will utilize the tZERO Technology Stack, to a select number of other prospective issuers of digital securities but there can be no assurance that tZERO will be engaged to provide these services by additional issuers in the future, that these services, if provided, will be profitable, or that these securities will trade on the tZERO ATS.

Additionally, the tZERO Technology Stack is only utilized by regulated market participants facilitating the trading of the Series A-1 Preferred stock, TZROP and ASPD. These entities include the tZERO ATS and tZERO Markets, which are owned by tZERO, and Dinosaur and Apex PRO ("Apex"). BSTX plans to use the tZERO Technology Stack but is not yet operational and BSTX will requires regulatory approval before it may begin operations. The trading of digital securities and the technology used by regulated market participants to support the trading of digital securities implicates complex technological considerations and raises numerous legal and regulatory issues that will need to be addressed—likely, in consultation with the regulators of regulated market participants facilitating such trading. As a result of these technological, legal and regulatory considerations, tZERO may not be able to successfully market and commercialize the tZERO Technology Stack to other market participants. If tZERO is unable to successfully market and commercialize the tZERO Technology Stack, tZERO's business plans would be materially adversely affected. See "Risks Related to the Development of the tZERO Technology Stack" below.

The technology on which tZERO and its subsidiaries rely for its operations may not function properly.

The technology on which tZERO and its subsidiaries and licensees rely, including the technology underlying the tZERO Technology Stack and the wallet and exchange services provided by tZERO Crypto, may not function properly, which would have a material adverse effect on tZERO's plans, operations and financial condition. Although the tZERO Technology Stack has worked for the Series A Preferred stock, Series A-1 Preferred stock, TZROP and ASPD the technology on which tZERO and its subsidiaries and licensees rely, including the technology underlying the tZERO Technology Stack and the wallet and exchange services provided by tZERO Crypto, may not function properly, which would have a material adverse effect on tZERO's plans, operations and financial condition. Although the tZERO Technology Stack has worked to date, the volume of activity faced by tZERO and its subsidiaries and licensees may materially increase in the future as the user base for these services grows, which may stress the technology in new ways. tZERO and its subsidiaries' technology may malfunction because of errors in the underlying technology, an unanticipated increase in transactions using the technology or as a result of cyber-attacks or external security breaches. If tZERO or its subsidiaries' technology does not work as anticipated or malfunctions, any resolution of the issue may take time and be costly to implement or there may be no solution or alternative technology available. The importance of this technology to tZERO's operations means that any problems in its functionality would have a direct materially adverse effect on tZERO's plans and expectations for revenues from its blockchain applications and expose it to material loss. Any such technological problems could have a material adverse effect on tZERO's prospects, operations and financial condition and a material adverse effect on us.

tZERO ATS, LLC, tZERO Markets and SpeedRoute, three subsidiaries of tZERO that currently generate substantially all of tZERO's revenues, are registered broker-dealers that are subject to extensive regulation.

Broker-dealers are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. tZERO ATS, LLC, tZERO Markets and SpeedRoute, which currently generate substantially all of tZERO's revenues, are registered with the SEC as broker-dealers under the Exchange Act and in the states in which they conduct securities business and are members, and subject to the rules, of FINRA, and other SROs (as applicable). In addition, tZERO ATS, LLC owns and operates the tZERO ATS, an SEC-registered alternative trading system. tZERO ATS, LLC, tZERO Markets and SpeedRoute are subject to regulation, examination, investigation and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are a member.

Any failure of tZERO ATS, LLC, tZERO Markets or SpeedRoute to comply with all applicable rules and regulations or satisfy FINRA, the SEC, or any other regulatory authority with which such subsidiary must comply could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us. In addition, tZERO Markets may be subject to even more extensive regulations. See also "—tZERO Markets is registered as a broker-dealer and is subject to extensive regulation, which is more rigorous and expensive to comply with than the regulation applicable to tZERO's other broker-dealer subsidiaries." below.

tZERO Markets is registered as a broker-dealer and is subject to extensive regulation, which is more rigorous and expensive to comply with than the regulation applicable to tZERO's other broker-dealer subsidiaries.

tZERO Markets has obtained regulatory approvals that allow it to conduct certain brokerage and investment banking activities, including certain activities which tZERO's other broker-dealer subsidiaries have not historically provided, in particular by providing broker-dealer services to retail investors. As a result, certain of these legal and regulatory requirements have only applied to tZERO since tZERO Markets obtained regulatory approval to provide such services in September 2020 and are therefore relatively new to tZERO and may require greater efforts by tZERO and resources to initially comply with.

Any failure of tZERO Markets to comply with all applicable rules and regulations or satisfy FINRA, the SEC, or any other regulatory authority with which it must comply could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us. See also "—tZERO ATS, LLC, tZERO Markets and SpeedRoute, three subsidiaries of tZERO that currently generate substantially all of tZERO's revenues, are registered broker-dealers that are subject to extensive regulation." above.

tZERO's broker-dealer subsidiaries and tZERO are involved in ongoing discussions with and are subject to investigation by regulatory authorities.

tZERO's broker-dealer subsidiaries, tZERO ATS, LLC, tZERO Markets and SpeedRoute, and tZERO have been and remain involved in ongoing oral and written communications with regulatory authorities in connection with ongoing examinations, inquiries, or investigations, which may result in trading halts on the tZERO ATS and financial and other settlements or penalties. Any such trading halt will adversely affect the trading market for any securities trading on the tZERO ATS, including the Series A-1 Preferred stock, TZROP and ASPD, and may prevent the sale of such securities until the failure is rectified. Additionally, as discussed above, through 2020, we received subpoenas from the SEC requesting documents related to, among other things, the tZERO ATS. Any failure of tZERO or its broker-dealers to satisfy FINRA, the SEC, or any other regulatory authority that they are in compliance with all applicable rules and regulations could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

Our ownership in tZERO is below the threshold required to permit us to use its losses to offset taxable income generated by the rest of our U.S. business.

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

There can be no assurance that BSTX will seek or receive the regulatory approval it requires to operate.

tZERO and BOX Digital have entered into a joint venture intended to develop a national securities exchange facility of BOX Exchange LLC ("BSTX") that would facilitate the trading of a type of digital security called a security token that would utilize the tZERO Technology Stack. The SEC originally published proposed rule changes relating to BSTX which would facilitate such approvals on October 11, 2019, soliciting public comments thereon. Following subsequent amendments and resubmissions of the proposed rule changes, the SEC formally disapproved of the proposal on December 18, 2020. BSTX is reviewing the order by the SEC to determine what action, if any, to take in response, including whether to refile an amended set of proposed rule changes.

In the event BSTX chooses to refile an amended set of proposed rule changes, there may be delay in the receipt of the regulatory approvals BSTX requires to operate, if they are received at all. Additionally, the revisions required to address concerns raised with respect to BSTX's previously proposed rule changes may require significant revisions to its anticipated operations, which may make its business unattractive, and pursuing such approvals may require the devotion of significant resources. As a result, there can be no assurance that BSTX will chose to recommence the regulatory approval process for BSTX and, if it chooses to do so, whether it will be successful in receiving them. Any failure to receive such approvals may have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us

tZERO's and its subsidiaries' businesses are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, technology, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to their business practices, increased cost of operations or otherwise harm their businesses.

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

The development and operation of tZERO's business, including the tZERO Technology Stack, will likely require additional, technology and intellectual property rights.

The ability of tZERO to operate its businesses, including its efforts to develop and market its businesses, including the tZERO Technology Stack, may depend on technology and intellectual property rights that tZERO may license from unaffiliated third parties. If for any reason tZERO were to fail to comply with its obligations under an applicable license agreement, or were unable to provide or were to fail to provide the technology and intellectual property that tZERO or any licensee requires, their operations would be negatively affected, which would have a material adverse effect on tZERO's operations and financial condition and could have a material adverse effect on us.

tZERO may face substantial competition from known and unknown competitors as well as the risk that one or more of them may obtain patents covering technology critical to the operation of the tZERO Technology Stack.

We believe that a number of organizations are or may be working to develop applications for distributed ledger or blockchain technologies or other novel technologies in the financial industry or capital markets that may facilitate or enhance the experience of trading securities or other financial assets that may be competitive with tZERO's own technology, including its patented technology. As the blockchain industry matures, tZERO expects that larger existing companies in the financial services and technology industries may compete with it in providing technological solutions related to the capital markets or other potential areas of business tZERO may enter. Such competitors may develop technology for the trading of securities which may or may not utilize blockchain technology which may provide a more attractive trading solution than tZERO may be able to provide. Any or all of them may also compete with tZERO now or in the near future for the time and attention of regulators and for the services of persons with the expertise it needs. Some or all of such organizations may have substantially greater technological expertise, experience with blockchain technologies or the capital markets and/or financial resources than tZERO has or may be able to access, and many of them appear to be attempting to patent technologies that may be competitive with or similar to the technology tZERO has developed and patented. tZERO does not have access to detailed information about the technologies these organizations may be attempting to patent. If other persons, companies or organizations obtain a valid patent covering technology critical to tZERO's business, tZERO, issuers of digital securities or regulated market participants that need the relevant technology in order to operate as intended might be unable or unwilling to license the technology, and it could become impossible for tZERO to successfully develop or market the tZERO Technology Stack, which could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

Further, certain of tZERO's subsidiaries may also face competition in the areas of their respective businesses including cryptocurrency wallet and exchange services, accredited investor verification services, or broker-dealer services, and these competitors may have substantially greater resources than tZERO or its subsidiaries. Any or all of them may compete with tZERO's subsidiaries now for current business or in the near future for potential business.

tZERO Crypto's business may be limited in certain jurisdictions if it is unable to timely receive certain licenses it is in process of obtaining or due to the regulations applicable to it.

The business of tZERO's subsidiary tZERO Crypto, Inc. ("tZERO Crypto"), is a mobile application that allows consumers to buy, sell and hold supported cryptocurrencies. Various aspects of tZERO Crypto’s business are heavily regulated. Both the federal government and virtually every state in the U.S. regulate money transmitters and money services businesses. In some states, the licensing requirements and regulations expressly cover companies engaged in digital currency activities; in certain other states it is not clear whether or how the existing laws and regulations apply to digital currency activities. tZERO Crypto is applying for licenses to operate as a money transmitter (or its equivalent), as required, and has obtained such licenses in many states and territories. tZERO Crypto has also registered with FinCEN. There can be no assurance that tZERO Crypto will be able to obtain money transmitter licenses on a timely basis in all states where they have not already been obtained, that they will be obtained at all, or that it will be able to retain such licenses over time as its business or applicable law and regulation evolve, which may limit the services tZERO Crypto is able to offer in certain jurisdictions or require potential product changes.

tZERO Crypto is subject to extensive regulation.

As a money transmitter (or equivalent) licensed in a majority of states and due to its registration with FinCEN, tZERO Crypto is subject to obligations and restrictions with respect to various anti-money laundering, know-your-customer, record-keeping, reporting, capital and bonding requirements, limitations on the investment of customer funds, and examination and inspection by state and federal regulatory agencies. Regulations relating to money transmission and cryptocurrencies are evolving quickly and compliance with existing and evolving requirements requires the dedication of significant resources by tZERO Crypto. As a result, in the event tZERO Crypto was unable to comply with, or dedicate the resources necessary to comply with all rules and regulations or satisfy state and federal regulatory authorities with which it must comply, tZERO

Crypto may be subject to additional liability, including governmental fines, restrictions on its business, or other sanctions, and it could be forced to cease conducting certain aspects of its business with residents of certain jurisdictions, be forced to otherwise change it business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals.

Any failure of tZERO Crypto to comply with all applicable rules and regulations or satisfy state or federal regulatory authorities with which it must comply could have a material adverse effect on tZERO's operations and financial condition and a material adverse effect on us.

tZERO’s financial services businesses rely on third parties and their systems for a variety of services and any loss of their services or failure to perform these services adequately could have a material adverse effect on tZERO.

To facilitate its businesses, tZERO's financial services subsidiaries rely on third party financial services counterparties that it does not control, such as clearing firms and third-party cryptocurrency exchanges. The counterparties are critical to the services provided by tZERO's financial services subsidiaries.

tZERO financial services subsidiaries rely on these third parties for a variety of services, including to settle securities trades, process customer payments, custody customer funds, source cryptocurrency for their customers and provide other elements of their services. For example, a single clearing firm is currently used to settle securities trades conducted on the tZERO ATS.

These third parties may fail to provide these services adequately, including as a result of errors in their systems or events beyond their control, may breach their agreements, or may refuse to provide these services on terms acceptable to tZERO's financial services subsidiaries or refuse to extend the term of their services at the end of a contractual term. They might also take actions that degrade the functionality of tZERO’s financial service businesses or impose additional costs or requirements on tZERO's financial services subsidiaries, which may be passed off to customers, subscribers or clients.

While there may be other service providers or alternative solutions that could meet the needs of tZERO's financial services subsidiaries, adding or transitioning to new providers may disrupt such subsidiaries’ businesses, increase their costs and require changes to their products. If these third parties fail to provide these services adequately or no longer provide these services to tZERO's financial service subsidiaries, and such subsidiaries are unable to find suitable alternatives, tZERO's businesses may be materially and adversely affected.

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

The tZERO Technology Stack and other core technology used for tZERO's operations, have been or will be developed primarily by a small number of key technology employees of tZERO and its affiliates. This includes technology used for the operation of the regulated trading venues tZERO supports, including the tZERO ATS. The loss of the services of any of those key employees could have a material adverse effect on the ability of tZERO to develop, operate or maintain the tZERO Technology Stack or other technology used for tZERO's operations. If tZERO were to lose the services of any such key employees, it could be difficult or impossible to replace them, and the loss of any of them could have a material adverse effect on tZERO's operations and financial condition.

tZERO's success is dependent on its ability to hire, retain or motivate qualified personnel.

tZERO's business largely depends on the talents and efforts of highly skilled individuals, particularly those with technology, operational and regulatory backgrounds. The fields in which tZERO’s businesses operate are rapidly growing, making hiring for candidates with suitable backgrounds and relevant experience particularly competitive. tZERO's future success will depend on its continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel. Without such individuals, tZERO may not have or may not be able to obtain the skills or expertise needed to successfully develop, maintain and implement its initiatives. In addition, its compensation arrangements, such as its equity award program, may not always be successful in attracting new employees and retaining and motivating its existing employees, which would affect its future success. Any failure by tZERO to hire, retain or motivate qualified personnel would materially adversely affect tZERO's business and us.

To date, SpeedRoute and tZERO ATS, LLC's revenues have come from a small number of major broker-dealer subscribers and clients, respectively, making SpeedRoute and tZERO ATS, LLC, and by extension tZERO, vulnerable to changes in the business and financial condition of, or demand for SpeedRoute's and tZERO ATS, LLC's services by, such entities.

To date, the primary source of revenue for SpeedRoute and tZERO ATS, LLC has been two major broker-dealer subscribers and clients, making SpeedRoute and tZERO ATS, LLC vulnerable to changes in the business and financial condition of, or demand for services by, such entities. During the year ended December 31, 2020, revenue attributable to these two entities accounted for, respectively, 26% and 17% of SpeedRoute and tZERO ATS, LLC's combined revenue. Additionally, to date, SpeedRoute and tZERO ATS, LLC account for tZERO's primary sources of revenue, making tZERO vulnerable to any changes in the business and financial condition of, or demand for SpeedRoute and tZERO ATS, LLC's services by such entities as well. SpeedRoute, tZERO ATS, LLC and tZERO's income and ability to meet its financial obligations could also be adversely affected in the event of bankruptcy, insolvency or significant downturn in the business of one of these entities.

Strategic transactions tZERO has and may engage in could disrupt its business, divert its management's attention or harm its business.

From time to time tZERO has engaged in strategic transactions, including acquisitions, capital raises, strategic investments and partnerships and divestitures, and may do so again in the future. Many of tZERO's businesses and the counterparties with which it may engage in transactions with are heavily regulated which may complicate such strategic transactions. The identification, evaluation, and negotiation of potential strategic transactions may divert the attention of management and require the incurrence of significant expenses, whether or not such transactions are ultimately completed. We also may not achieve the anticipated benefits from such transactions due to a number of factors, including difficulties resulting from the integration or separation of technologies, accounting or other operational systems, culture or personnel involved in any acquisition, divestment or investment (whether in another entity or tZERO); diversion of management's attention; litigation; prioritization of resources; regulatory constraints or other disruptions to tZERO's operations. Also, the anticipated benefits of such strategic transactions may not materialize or increase tZERO's revenue. If any strategic transaction fails to meet tZERO's expectations, tZERO's business may be materially and adversely effected, which could have a material adverse effect on us.

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

Risks Related to the Development of Digital Securities and the tZERO Technology Stack

Applicable law and regulation may impact the manner in which blockchain technology may be used to enhance securities in the future, limiting tZERO's business.

The complex legal and regulatory requirements applicable to issuers and SEC-registered exchanges, alternative trading systems or other regulated venues and market participants currently limits the extent to which tZERO is able to further enhance securities using blockchain technology. For instance, regulators have emphasized the legal complexity raised by custodying securities on the blockchain and that it may not currently be regulatorily permissible in certain circumstances, regardless of whether tZERO is able to provide technology supporting securities with such features. Recent regulatory guidance relating to the application of blockchain technology such as the SEC’s December 23, 2020 Statement on Broker-Dealer Digital Asset Securities Custody have provided a proposed framework as to the broader integration of blockchain technology in securities. However, whether these rules will be adopted, the in-practice application of the guidance and the extent to which market participants will adopt such proposed framework remain unknown.

The ability of tZERO to provide additional applications of blockchain technology to digital securities or the financial industry more broadly may be dependent on legislators or regulatory authorities adopting additional rules and regulations or modifying existing rules and regulations, or interpretations thereof, which may take significant time to occur and would be largely outside of tZERO's control. There can be also no assurance that digital securities or any future legally and regulatorily compliant advancement thereof which tZERO may be able to develop will meet investor expectations—for example, there can be no assurance that it will enable less expensive or more efficient trading than is possible from other available trading solutions, whether traditional or otherwise.

The current user experience for digital securities, like TZROP and others traded on the tZERO ATS, is not analogous to one involving a virtual currency or any other anonymous bearer digital instrument that trades peer-to-peer on a distributed ledger because distributed ledger technology does not play a role in the sale, issuance, transfer or custody of digital securities. However, in the future regulatory authorities may take the position that the existing regulatory framework precludes the enhancement of digital securities with a digital "courtesy carbon copy". Additionally, regulatory guidance may permit the creation of viable alternatives to digital securities, such as securities that trade directly on the blockchain, which supersede digital securities. As a result, legal and regulatory developments could render the issuance and trading of digital securities impermissible, change the manner in which digital securities are permitted to be enhanced by blockchain technology or render them obsolete.

Any such regulatory issues may limit the commercial viability of tZERO's business, which would have a material adverse impact on tZERO's business and could have a material adverse effect on us.

Regulatory authorities may not permit the trading of certain digital securities or involvement by market participants in their trading or require changes to permit such trading to occur, limiting tZERO's businesses.

Depending on the particular digital security and regulated trading venues on which a security would trade, numerous regulatory authorities, including FINRA and the SEC, may need to be consulted or provide their consent before any trading could occur. Any such regulatory authorities could prevent such trading from ever occurring if they objected to aspects of the anticipated method in which such trading would occur, including how the tZERO Technology Stack would be used and whether such regulated trading venues are permitted to trade digital securities. Applicable legal or regulatory requirements or authorities may also require changes to the manner in which such trading might occur before permitting it to occur, which may require tZERO to make changes to the underlying technology for specific licensees or more broadly before trading may begin. The regulatory landscape that potential issuers and the tZERO ATS and other regulated market participants involved in the trading of digital securities and their partners need to navigate in order to successfully permit a digital security to begin trading is complex, and there can be no assurance that they will successfully do so. Assisting partners in addressing such considerations may require significant time and resources from tZERO both in navigating any legal and regulatory concerns or adapting the tZERO Technology Stack in a way that realizes the requirements of the particular digital security or regulated market participant.

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

It is possible that digital securities will not be used by a large number of issuers or investors or tradeable on many regulated trading venues (or venues with sufficient market participants) or that there will be limited public interest in the continued creation and development of digital securities. Additionally, it is possible that other technology for the trading of securities which may or may not utilize blockchain technology will be developed or receive greater public interest, competing with or limiting demand for digital securities. Similarly, tZERO has focused its efforts on promoting the use of digital securities in private capital markets to date, however, such private company securities may not gain market acceptance as a popular investment asset, which may limit demand for digital securities. Such a lack of use or interest could negatively impact the continued development and commercialization of the tZERO Technology Stack, the business of tZERO Markets and the growth of the tZERO ATS trading ecosystem and have a material adverse effect on the business and financial position of tZERO and have a material adverse effect on us.

Some market participants may oppose the development of blockchain-based systems like those central to tZERO's commercial mission, which could adversely affect tZERO.

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

Certain of tZERO's businesses transact directly in peer-to-peer digital assets while others intend to advance existing industries by promoting the integration of blockchain technologies, either by creating technology to enable or investing in regulated venues to enable the issuance, trading, clearance and settlement of digital securities or providing avenues through which market participants can trade digital securities. The application of blockchain technologies to the legal and regulatory regimes applicable to these businesses, many of which were developed for earlier technologies, is often unclear and varies significantly among international, federal, state and local jurisdiction. Such legal and regulatory regimes are also rapidly evolving as legislators and regulatory authorities take greater interest in blockchain technology.

Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the adoption of blockchain technologies. Any guidance which is adopted may impose additional regulatory obligations on tZERO’s business, curtail the products and services which they may offer or otherwise impact tZERO’s businesses in unexpected ways. Additionally, in the future, tZERO expects to evolve its focus towards the advancement of financial industry through the integration of blockchain technology in new ways which may present novel questions of legal and regulatory interpretation. Failure by tZERO, its subsidiaries or any of their partners (including issuers of digital securities or market participants utilizing the tZERO Technology Stack) to comply with any laws, rules and regulations applicable to them, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines, the need to implement product changes, or an increase in costs related to compliance or operational changes and reputational harm, any of which could have a substantial and materially adverse effect to tZERO's business and us.

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

The growth of blockchain technology and the blockchain industry in general, as well as the specific blockchain networks which peer-to-peer digital assets such as cryptocurrencies and assets enhanced by blockchain technology, including digital securities such as TZROP, utilize, is subject to a high degree of uncertainty. The factors affecting the further development and acceptance of blockchain technology and the growth of the blockchain industry include, without limitation:

•worldwide growth in the adoption and use of peer-to-peer digital assets, assets enhanced by blockchain technology and other blockchain technologies;
•government and quasi-government regulation of peer-to-peer digital assets and assets enhanced by blockchain technology and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;
•the maintenance and development of the open-source software protocol of blockchain networks;
•changes in consumer demographics and public tastes and preferences;
•the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using government-backed currencies or existing networks;
•exploitable flaws inherent in blockchain technology (e.g., "double-spend" attacks or "51%" attacks);
•general economic conditions affecting investment in and demand for peer-to-peer digital assets and assets enhanced by blockchain technology; and
•a decline in the popularity or acceptance of peer-to-peer digital assets and assets enhanced by blockchain technology.

The blockchain industry as a whole has been characterized by rapid changes and innovations and is constantly evolving. Although it has experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks, peer-to-peer digital assets such as cryptocurrencies and assets enhanced by blockchain technology such as digital securities may materially adversely affect tZERO's business plans.

The prices of peer-to-peer digital assets and digital securities have historically been extremely volatile. Fluctuations in the price of individual assets could affect market perception of blockchain technology and thereby materially and adversely affect tZERO's business.

The prices of peer-to-peer digital assets, such as bitcoin and ether, and digital securities, including TZROP, have historically been subject to dramatic price fluctuations and are highly volatile. A fluctuation in the price of a single peer-to-peer digital asset or digital security may cause volatility in the value of such assets generally or a subset thereof. For example, a security breach that affects confidence and causes price fluctuations in bitcoin or ether may affect market perception of blockchain technology and may discourage potential investors from investing in or utilizing all peer-to-peer digital assets. Even though digital securities are conventional, uncertificated book-entry securities, investors may perceive them to be part of the same asset class as peer-to-peer digital assets due to their enhancement with a digital "courtesy carbon copy" of the transfer agent's share registry, and the price volatility of peer-to-peer digital assets may thereby affect investor perception of and demand for digital securities. This volatility may adversely affect interest in and demand for cryptocurrencies, such as those tZERO Crypto provides wallet and exchange services for, or digital securities which the tZERO Technology Stack enables and which trade on regulated venues tZERO invests in, each of which would materially adversely affect tZERO's business and us.

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

We are completely dependent on our infrastructure and on the availability, reliability and security of the Internet and related systems. Although we have migrated and continue to migrate some of our computer systems and operations to the cloud, a substantial amount of our computer and communications hardware is located at a single Overstock owned and operated facility. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. Our back-up facility by itself is not adequate to support fulfillment of sales orders. Our servers and applications are vulnerable to malware, physical or electronic break-ins and other disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. Any system interruption that results in the unavailability of our Website or our mobile app or reduced performance of our transaction systems could interrupt or substantially reduce our ability to conduct our business. We have experienced periodic systems interruptions due to server failure, application failure, power failure and intentional cyber-attacks in the past, and may experience additional interruptions or failures in the future. Any failure or impairment of our infrastructure or of the availability of the Internet or related systems could have a material adverse effect on our financial results, business and prospects. In addition, the occurrence of any event that would adversely affect e-commerce or discourage or prevent consumers from shopping online or via mobile apps could significantly decrease the volume of our Retail sales.

We rely upon paid and unpaid natural search engines to rank our product offerings, and our financial results may suffer if we are unable to regain our prior rankings in natural searches.

We rely on paid and unpaid natural search engines to attract consumer interest in our product offerings, including Google, Bing, and Yahoo!. Changes to their ranking algorithms may adversely affect our product offerings in paid and/or unpaid searches, and we may at times be subject to ranking penalties if the operators of search engines believe we are not in compliance with their guidelines. Search engine companies change their natural search engine algorithms periodically, and our ranking in natural searches may be adversely affected by those changes, as has occurred from time to time, which has led us to pursue revenue growth in other more expensive marketing channels. Google's search engine is dominant in our business and has historically been a significant source of traffic to our website, much of it at essentially no incremental cost to us. Search engine companies may also determine that we are not in compliance with their guidelines from time to time, as has occurred in the past, and they may penalize us in their search algorithms as a result. In recent years, we have experienced declines in our rankings in Google's natural search engine, which has required us to utilize more expensive marketing channels or otherwise compensate for the loss of some of the natural search traffic. Any future declines in our rankings in Google's natural search engine could have a material adverse effect on our business.

Our business depends on effective marketing, including marketing via email and social network messaging and our competitors have and may continue to directly increase our marketing costs and also have and may continue to cause us to decrease certain types of marketing.

We depend on effective marketing and high customer traffic. We depend on email to promote our site and offerings and to generate a substantial portion of our revenue. If a significant portion of our target customers no longer utilize email, or if we are unable to effectively and economically deliver email to our potential customers, whether for legal, regulatory or other reasons, it would have a material adverse effect on our business. We also rely on social network messaging services for marketing purposes, and anything that limits our ability or our customers' ability or desire to utilize social network services could have a material adverse effect on our business. In addition to competing with us for customers, suppliers, and employees, our competitors have and may continue to directly increase our operating costs, by driving up the cost of various forms of online advertising. We may elect to decrease our use of sponsored search or other forms of marketing from time to time in order to decrease our costs, which may have a material adverse effect on our financial results and business. We may also elect to spend additional amounts on sponsored search or other forms of marketing from time to time in order to increase traffic to our Website, or to take other strategic actions to increase traffic and/or conversion. If we are unable to develop, improve, implement and maintain effective and efficient cost-effective advertising and marketing programs, it would have a material adverse effect on our financial results and business.

We face intense competition and may not be able to compete successfully against existing or future competitors.

The online retail market is evolving rapidly and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

•online retailers with or without discount departments, including Amazon.com, AliExpress (part of the Alibaba Group), eBay, and Rakuten.com;

•online shopping services, including Google Shopping;
•online specialty retailers such as Wayfair, Blue Nile, Bluefly, Houzz, Hayneedle, Zappos.com, and Zulily;
•furniture specialists including Ashley Furniture, Bob's Discount Furniture, Havertys, Raymour & Flanigan and Rooms To Go;
•traditional general merchandise and specialty retailers and liquidators including Bed, Bath & Beyond, Best Buy, Costco, Crate and Barrel, Ethan Allen, Gilt, Home Depot, HomeGoods, Hudson's Bay Company, IKEA, J.C. Penney Company, Kirkland's, Kohl's, Lands' End, Lowe's, Macy's, Nordstrom, Pier 1 Imports, Pottery Barn, Restoration Hardware, Ross Stores, Saks Fifth Avenue, Sears, T.J. Maxx, Target, Wal-Mart, and Williams-Sonoma, all of which also have an online presence; and
•online liquidators such as SmartBargains.

We expect that existing and future traditional manufacturers and retailers will continue to add or improve their e-commerce offerings, and that our existing and future e-commerce competitors, including Amazon, will continue to increase their offerings, their delivery capabilities, and the ways in which they enable shoppers to purchase goods, including their mobile technology and the voice-activated shopping services offered by Amazon. Further, large marketplace websites and sites which aggregate marketplace sellers with a large product selection are becoming increasingly popular, and we may not be able to place our products on these sites to take advantage of their internal search platforms and some shoppers may begin their searches at these websites rather than utilize traditional search engines at all. Many of our competitors specialize in one or more of the areas in which we offer products. For example, our furniture offerings compete with numerous retail furniture websites and traditional furniture retail specialists. In the past, some of our competitors ran at net losses to gain market share in the online retail market. We also face competition from shopping services such as Google Express, which offers products from Walmart, Costco, Target and other retailers on a voice-activated shopping platform. Competition from Amazon and from other competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition, greater access to capital and significantly greater financial, marketing and other resources than we do, affect us and have had and could continue to have a material adverse effect on our financial results, business and prospects.

Economic factors, including our increasing exposure to the U.S. housing industry and the potential for a decrease in consumer spending, could adversely affect us.

Economic conditions, particularly any weakness in the United States housing market, may adversely affect our financial performance. Over the last several years, the percentage of our sales from home-related products has increased substantially. We believe that our sales of home-related products are affected by the strength of the U.S. housing industry, and that downturns in the U.S. housing industry could have a material adverse effect on our financial results, business and prospects. Similarly, a substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Difficult macro-economic conditions, particularly high levels of unemployment or underemployment, also impact our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our financial results, business and prospects.

If we do not successfully optimize and operate our warehouse, distribution center, and customer service operations, our business could be harmed.

We have expanded, contracted and otherwise modified our warehouse, distribution center, and customer service operations from time to time in the past, and expect that we will continue to do so. If we do not successfully optimize and operate our warehouse, distribution center, and customer service operations, it could significantly limit our ability to meet customer demand, customer shipping or return time expectations, or result in excessive costs and expenses for the size of our business. Because it is difficult to predict demand, we may not be able to manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. We may also fail to staff our fulfillment and customer service centers at optimal levels. Our failure to manage our warehouse operations, distribution centers or our fulfillment and customer service centers optimally could adversely affect our financial results and customer experience and could have a material adverse effect on our financial results, business and prospects.

We depend on our suppliers' and fulfillment partners' representations regarding product safety, content and quality, and for proper labeling of products.

We rely on our suppliers' and fulfillment partners' representations of product safety, content and quality. We also rely on our suppliers and fulfillment partners to ensure proper labeling of products. Issues or concerns regarding product safety, labeling, content or quality could result in consumer or governmental claims and could adversely affect our financial results and business. Any indemnity agreement we may have with a supplier or fulfillment partner of a product may be inadequate or inapplicable, and any insurance coverage we may carry may be inadequate. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business. The occurrence of any of the foregoing could have a material adverse effect on our financial results, business and prospects.

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

The types, coverage, or the amounts of any insurance coverage we may carry from time to time may not be adequate to compensate us for any losses we may actually incur in the operation of our business. Further, any insurance we may desire to purchase may not be available to us on terms we find acceptable or at all. We are not indemnified by all of our suppliers or fulfillment partners, and any indemnification rights we may have may not be enforceable or adequate to cover actual losses we may incur as a result of our sales of their products. Actual losses for which we are not insured or indemnified, or which exceed our insurance coverage or the capacity of our indemnitors or our ability to enforce our indemnity agreements, could have a material adverse effect on our financial results, business and prospects.

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

Additional Risks Relating to our Medici Business

The transactions with Pelion we announced in January 2021, as well as the conversion of Medici Ventures into a limited partnership, are subject to certain regulatory approval and closing conditions that may not be completed.

The consummation of the transactions with Pelion that we announced on January 25, 2021 (the "Medici Closing"), as contemplated by the transaction agreement that we filed as Exhibit 10.1 to our Current Report on Form 8-K on January 25, 2021 (“Transaction Agreement”), including the conversion of Medici Ventures into a limited partnership, is subject to the satisfaction or waiver of a number of closing conditions, including regulatory approvals. Such regulatory approvals include confirmation of the transaction regulators of tZERO’s businesses, including FINRA and state money transmission licensing authorities. The relevant regulators may impose conditions on the Medici Closing, and any such conditions could have the effect of delaying the Medici Closing or causing a termination of the Transaction Agreement. There can be no assurance as to whether regulatory approval will be received, the timing of that approval if it is received, or whether any conditions will be imposed to such approval.

Conditions to consummation of the transactions contemplated by the Transaction Agreement may not be fulfilled in a timely manner or at all, and, accordingly, the Medici Closing may be delayed or may not be completed. In addition, we and/or Pelion may elect to terminate the Transaction Agreement under certain circumstances as outlined in the Transaction Agreement.

Uncertainty about the effect of the Medici Closing on the employees of our subsidiaries affected by the transactions may have an adverse effect on us.

If the Medici Closing is not completed for any reason, we:

•may experience negative reactions from the financial markets, including negative effects on our stock price;
•will have incurred substantial expenses and will be required to pay certain costs relating to the Medici Closing, including legal, accounting, and other fees, whether or not the Medici Closing is completed; and
•will have devoted substantial time and resources to matters relating to the Conversion, that could otherwise have been devoted to other opportunities that may have been beneficial to the Company.

If the Medici Closing is consummated, Pelion may not be successful in managing the limited partnership in accordance with the Transaction Agreement and could have to resign if there is a change in the interpretation or application of the Investment Advisers Act of 1940 (the “Advisers Act”), either of which would prevent us from receiving the anticipated benefits of the Medici Closing.

If the Medici Closing occurs, Pelion will become the general partner of Medici Ventures, and as general partner, will have control over the limited partnership and its activities, including day to day operations and investment decisions. Pelion will, subject to certain protective limitations in the first three years, be able to sell investments of the limited partnership at any time, make additional investments, modify, amend or change existing investments, make new investments and otherwise control the activities of the limited partnership.

The success of the Partnership following the Medici Closing, including anticipated benefits of the new structure, will depend on Pelion’s ability to successfully manage the activities of the limited partnership including Medici Ventures' existing portfolio company investments. Pelion may not be successful in managing the Partnership and we may not receive the benefits we anticipate of the transaction with Pelion. Moreover, even if successful in managing the Partnership, Pelion has the right to withdraw as general partner after the Medici Closing in the event of a “Trigger Event,” as defined in the Limited Partnership Agreement included within our Form 8-K filing on January 25, 2021. A Trigger Event generally relates to a change in Pelion’s status under the Advisers Act. The occurrence of a “Trigger Event” is beyond our control, and, as a result, there can be no assurance that Pelion will remain as general partner for the term contemplated by the Limited Partnership Agreement.

Certain equity financings completed by some of our subsidiaries could result in the acceleration of the vesting of outstanding equity awards granted by such subsidiaries.

Pursuant to equity incentive plans entered into by our subsidiaries, Medici Ventures and tZERO, upon a "change in control" (as defined in the plans), outstanding equity awards that were issued under such plans would be subject to acceleration, vesting, and/or the lapsing of applicable restrictions on such awards. For purposes of the relevant tZERO plan, a "change in control" includes Overstock and any entity or entities directly or indirectly controlled by Overstock ceasing to be the legal or beneficial owner of a majority of the total voting power of the outstanding stock of tZERO. As a result, a sale of a number of shares by tZERO that would result in Overstock owning less than a majority of the total voting of the outstanding stock of tZERO would result in the acceleration of the vesting of the awards granted by tZERO. Further, the exercise of a sufficient number of outstanding equity awards issued under such plans could constitute a "change of control" as defined in such plan and thereby cause the accelerated vesting of unvested awards.

The businesses that we are pursuing through our Medici Ventures initiatives have emerging business models, without profits, and may require additional capital.

Companies in which Medici Ventures holds an interest are in the early stages of their business and do not generate profits. Some of these businesses are conducting pilot projects without charge to demonstrate capabilities and develop a reputation. Although these companies intend to generate profits in the future, they have not done so to date. If companies in which Medici Ventures has an interest cannot generate profits, such companies might require additional capital, which could have a material adverse effect on our financial results, business and prospects.

The businesses that we are pursuing through our Medici Ventures initiatives are novel and subject to technical, operational, financial, regulatory, legal, reputational and marketing risks.

Medici Ventures has acquired interests in various businesses, including financial technology companies, broker-dealers, and digital currency transfer and payment businesses. We have limited experience with the operation of such businesses. Virtually every state in the U.S. regulates money transmitters and money service businesses. In some states the licensing requirements and regulations expressly cover companies engaged in digital currency activities; in other states it is not clear whether or how the existing laws and regulations apply to digital currency activities. Further, U.S. federal law requires registration of most such businesses with FinCEN. These licenses and registrations subject companies to various anti-money laundering, know-your-customer, record-keeping, reporting and capital and bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies. Under U.S. federal law, it is a crime for a person, entity or business that is required to be registered with FinCEN or licensed in any state to fail to do so. Further, under U.S. federal law, anyone who owns all or part of an unlicensed money transmitting business may be subject to civil and criminal penalties. For example, if Bitt, Spera, Ripio, or FinClusive take any action that could subject them to registration with FinCEN or to licensing requirements in any state before they become properly licensed and registered, we could be subject to potential civil and criminal penalties. In addition, our majority-owned subsidiary tZERO is working on financial applications of blockchain technology, including the development and management of a trading platform for digital "tokens," "coins," and digital securities. See "Additional Risks Relating to our tZERO Initiatives" above. These areas, along with other areas, are areas in which we do not have substantial experience, and which are subject to the risks of new and novel businesses, including technical, operational, financial, regulatory, legal and reputational risks, as well as the risk that we may be unable to market, license or sell our technology successfully or profitably. The occurrence of any such risks, any such penalties, or even allegations of criminal or civil misconduct, could have a material adverse effect on us and on our financial results and business.

We may be required to write off amounts relating to our interests in startup businesses.

At December 31, 2020, Overstock and its subsidiaries held minority interests totaling approximately $49.1 million in several companies that are in the startup or development stages and we may acquire additional minority interests in other entities in the future. Minority interests are inherently risky because we may not have the ability to influence business decisions. Further, these interests are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Additionally, since these interests are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, we have no assurance that the technology or products of companies we have funded would be successful, even if they were brought to market. We have written off amounts related to these interests in the past and may in the future write off additional amounts related to these interests. Any such write-offs could be material and could have a material adverse effect on our financial results and business.

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

Our revenues and operating results have varied in the past and may continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. In addition to the other risk factors described in this report, factors that have caused and/or could cause our quarterly operating results to fluctuate and in turn affect the market prices of our common stock and preferred stock include:

•increases in the cost of advertising and changes in our sales and marketing expenditures;
•expenses we incur in our Medici and tZERO business development efforts;
•our inability to retain existing customers or encourage repeat purchases;
•the extent to which our existing and future marketing campaigns are successful;
•price competition, particularly in the costs of marketing as well as in product pricing;
•the amount and timing of operating costs and capital expenditures;
•the amount and timing of our purchases of inventory;
•our inability to manage distribution operations or provide adequate levels of customer service;
•increases in the cost of fuel, transportation or distribution;
•our inability to implement technology changes or integrate operations and technologies from acquisitions or other business combinations;
•our efforts to offer new lines of products and services; and
•our inability to attract users to our website.

Any of the foregoing could have a material adverse effect on our financial results and business and our ability to raise capital and could have a material adverse effect on the holders of our common stock and of our preferred stock.

Our outstanding preferred stock could adversely affect the holders of our common stock in some circumstances.

We have two series of preferred stock outstanding. The preferred stock could adversely affect the holders of our common stock in some circumstances. The preferred stock generally votes with the common stock, with holders of the preferred stock having one vote for each share held. As of December 31, 2020, the 4,560,289 outstanding shares of preferred stock constituted approximately 10% of the total number of shares of the preferred stock and the common stock, taken together. Holders of the Series A-1 Preferred stock are entitled to an annual cash dividend of $0.16 per share, and holders of the Series B Preferred stock are entitled to an annual cash dividend at the annual rate of 1.0% multiplied by $15.68, in each case in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of our preferred stock are also generally entitled to participate in any dividends we pay on the common stock. The preferred stock ranks equally with the common stock upon our liquidation, winding up or dissolution, with each share of Series A-1 Preferred stock and each share of Series B Preferred stock being treated as though it were a share of our common stock. Generally, in a business combination, we are obliged to use all commercially reasonable efforts to cause each share of the preferred stock to be treated as a share of common stock. Any of the foregoing could have a material adverse effect on the holders of the common stock in connection with any such transactions.

Future sales or other distributions of our common or preferred stock may depress our stock price or subject us to limitations on our ability to use our net operating and tax credit carryforwards.

Sales or other distributions of a substantial number of shares of our common stock or our preferred stock, in the public market or otherwise, by us or by a significant stockholder, has in the past and could in the future, depress the trading price of our common or preferred stock and impair our ability to raise capital through the sale of additional equity securities. The transfer of ownership of a significant portion of our outstanding shares of common or preferred stock in the public market or otherwise, by us or by a significant stockholder, within a three-year period could adversely affect our ability to use our net operating losses and tax credit carryforwards to offset future taxable net income.

In addition, we may issue additional shares of our common or preferred stock from time to time in the future in amounts that may be significant. We have sold common stock including under our "at the market" sales agreement with JonesTrading and D.A. Davidson and in follow-on underwritten offerings in the past and may do so in the future. The sale of substantial amounts of our common or preferred stock, by us or a significant stockholder, or the perception that these sales may occur, could adversely affect the trading prices of either or both of these securities or subject us to limitations on our ability to use our net operating and tax credit carryforwards.

The trading prices of our securities may be adversely affected by the evolving nature of our business model.

The trading prices of our common stock and other securities have been and may continue to be volatile. Our stock price fluctuations may be due in part to our disclosures about our commencement or discontinuance of various product and/or service offerings. Our stock price may be adversely affected by our future actions, including any decisions we may make or announcements to pursue or not to pursue certain business strategies or product or service offerings, and by any announcements we may make regarding any such matters, any of which could cause the trading prices of our securities to decrease significantly which in turn could adversely affect our ability to raise capital and could have a material adverse effect on our financial results, business and prospects.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

•limiting the liability of, and providing indemnification to, our directors and officers;
•limiting the ability of our stockholders to call and bring business before special meetings;
•providing that our Board of Directors is classified into three classes of directors with staggered three-year terms;
•only permitting the Board of Directors to fix the number of directors and to fill vacancies;
•prohibiting cumulative voting in the election of directors;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;
•controlling the procedures for the conduct and scheduling of Board of Directors and stockholder meetings; and
•designating a state court located in the State of Delaware as the sole and exclusive forum for specified matters.

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

The Series A-1 Preferred stock may only be sold through a brokerage account established with a broker-dealer that subscribes to and effects trading on the tZERO ATS. A limited number of broker-dealers facilitate trades of securities on the tZERO ATS. In the event one or more of such broker-dealer subscribers ceases to operate, it may impair trading of the Series A-1 Preferred, which could materially and adversely affect the trading prices of the Series A-1 Preferred stock. In such a case, however, the Board could exercise its authority to change or add additional alternative trading systems, trading markets or venues on which the Series A-1 Preferred stock may be sold.

Likewise, Apex PRO ("Apex"), is the only broker-dealer that clears transactions effected on the tZERO ATS. If for any reason Apex ceases to clear trades for current or future ATS-executing broker-dealers of tZERO ATS and no clearing firm succeeds Apex, trading in the Series A-1 Preferred stock on the tZERO ATS may be interrupted and such an interruption would likely materially and adversely affect the trading price of the Series A-1 Preferred stock.

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

We do not expect there to be any market makers on the tZERO ATS to develop a trading market in the Series A-1 Preferred stock and certain broker-dealers may not be willing to trade on the tZERO ATS.

Most securities that are publicly traded in the United States have one or more broker-dealers acting as "market makers" for the security. A market maker is a firm that stands ready to buy and sell the security on a regular and continuous basis at publicly quoted prices. We have no assurances that the Series A-1 Preferred stock will ever have any market makers on the tZERO ATS. Further, certain broker-dealers might be unwilling to execute trades for their clients on the tZERO ATS, which could cause problems with the transfer of shares paid as part of the Dividend out of certain brokerage and retirement accounts. We expect the lack of market makers and unwillingness of certain broker-dealers to effectuate transfers of the Series A-1 Preferred stock on the tZERO ATS could cause problems and contribute to a lack of liquidity in the Series A-1 Preferred stock on the tZERO ATS, which could have a material adverse effect on holders' ability to trade them.

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

Our obligation to pay preferential dividends on the Series A-1 Preferred stock is subject to our Board of Directors declaring such dividend payments. Further, although we will be contractually restricted from paying a dividend on the common stock unless we have paid preferential cumulative $0.16 per share annual dividends on the Series A-1 Preferred stock and preferential cumulative 1.0% annual dividends on the Series B Preferred stock, we have never paid a cash dividend on the common stock and we have no present intention of doing so. Consequently, our failure to pay preferential dividends on the Series A-1 Preferred stock and on the Series B Preferred stock might have no legal effect on us at all, although it could adversely affect the liquidity for, and trading prices of, the Series A-1 Preferred stock and of the Series B Preferred stock. Further, our payment of any dividends will be subject to contractual and legal restrictions and other factors our Board of Directors deems relevant. Further, we may elect not to pay dividends on the Series A-1 Preferred stock, the Series B Preferred stock or both rather than limiting other proposed expenditures, including expenditures that may not be contractually required. Moreover, agreements governing any future indebtedness of ours may further limit our ability to pay dividends on our capital stock, including the Series A-1 Preferred stock and the Series B Preferred stock. In addition, our ability to pay dividends is limited by applicable law. Although there are no arrearages in cumulative preferred dividends and we declared and paid a cash dividend of $0.16 per share to the holders of our then outstanding preferred stock during 2017, 2018, 2019, and 2020, there is no assurance that we will be able or that our Board of Directors will decide to do so in 2021 or the future. Any of the foregoing facts or events could have a material adverse effect on the holders of the Series A-1 Preferred stock and the holders of the Series B Preferred stock and on the liquidity for, and trading prices of, the Series A-1 Preferred stock and the Series B Preferred stock.

Voting rights on the Series A-1 Preferred stock and Series B Preferred stock generally will be limited to voting together with the holders of the common stock and Series A-1 Preferred stock or Series B Preferred stock as a single class, and the holders of the Series A-1 Preferred stock and the holders of the Series B Preferred stock collectively will have only a small percentage of the voting power on any matter submitted to the holders of the common stock, Series A-1 Preferred stock and Series B Preferred stock, voting together as a single class.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and internationally. We use the properties for corporate office space, data centers, and warehouse, fulfillment and customer service space. As of February 19, 2021, we operated the following facilities (square feet in thousands):

	United States	International	Total
Owned facilities	236	—	236
Leased facilities	1,065	21	1,086
Total facilities	1,301	21	1,322
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to significant damages, associated costs, or equitable remedies relating to the operation of our business. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 14—Commitments and Contingencies, subheading Legal Proceedings and Contingencies, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K, which is incorporated by reference in answer to this Item.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information

The principal U.S. trading market for our common stock is the Nasdaq Global Market. Our common stock is traded under the symbol "OSTK."

Holders

As of February 19, 2021, there were 98 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of the beneficial owners.

Dividends

We have never declared or paid any cash dividends on our common stock. On May 19, 2020, we distributed a digital dividend in the form of one Series A-1 Preferred stock share for every 10 shares of common stock or preferred shares held by a stockholder on the record date of April 27, 2020. With regard to cash dividends, we currently intend to retain any earnings for future growth and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay any dividends on our common stock will be at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the Board of Directors deems relevant.

At December 31, 2020 we had 4,560,289 shares of our Preferred Stock (as defined below) outstanding. The Preferred Stock ranks senior to our common stock with respect to dividends. Holders of the Class A-1 Preferred Stock are entitled to an annual cash dividend of $0.16 per share, and holders of the Class B Preferred Stock are entitled to an annual cash dividend at the annual rate of 1.0% multiplied by $15.68, in each case in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the Preferred Stock are also entitled to participate in any dividends we pay to the holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2020, 2019, and 2018.

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

As of December 31, 2020, the 4,560,289 shares of Preferred Stock that remained outstanding constituted approximately 10% of the total number of shares of the Preferred Stock and the common stock, taken together. Neither the Series A-1 Preferred stock nor the Series B Preferred stock is registered under the Securities Exchange Act of 1934, as amended. The Series A-1 Preferred stock are digital securities that trade exclusively on the alternative trading system run by tZERO ATS, LLC, an SEC-registered broker-dealer and member of FINRA and SIPC. The tZERO ATS utilizes the tZERO Technology Stack to facilitate trading of the Series A-1 Preferred stock. While the Series A-1 Preferred stock benefit from a digital "courtesy carbon copy" of record ownership on the blockchain, the records of Computershare, acting as transfer agent and registrar, govern record ownership of the Series A-1 Preferred stock in all instances. In order to trade the Series A-1 Preferred stock, holders must open an account with a broker-dealer subscribing to the tZERO ATS or maintain an account with an ATS-subscribing broker-dealer. The Series B Preferred stock are conventional securities that trade in the over-the-counter market and are quoted on the OTCQX market operated by OTC Markets Group (Ticker: OSTBP).

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Market Index—U.S. ("NASDAQ Market Index") and the Morningstar Specialty Retail Index ("Morningstar Group Index") during the period commencing on January 1, 2016 through December 31, 2020. The graph assumes a $100 investment at the beginning of the period in our common stock, the NASDAQ Market Index and the Morningstar Group Index, and the reinvestment of any dividends. The NASDAQ Market Index and the Morningstar Group Index are included for comparative purposes only. They do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of the Company's common stock. Historic stock price performance is not necessarily indicative of future stock price performance.

600
500
400
300
200
100
0
Index Value
01/01/16
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period
Overstock.com, Inc
NASDAQ Market Index
Morningstar Group Index

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Overstock.com, Inc. and related notes included elsewhere in this Annual Report on Form 10-K and the discussion under Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." The following Consolidated Statements of Operations data for the fiscal years ended December 31, 2020, 2019, and 2018 and the Consolidated Balance Sheets data as of December 31, 2020 and 2019 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The following Consolidated Statements of Operations data for the fiscal years ended 2017 and 2016 and the Consolidated Balance Sheets data as of December 31, 2018, 2017, and 2016 is derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K. The historical financial and operating information may not be indicative of our future performance. The following discussion and analysis also should be read in conjunction with the disclosures in Item 1. "Business" under "Our Retail Business" and "Our Medici Business," as well as the risk factors described in Item 1A. "Risk Factors."

	Year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue, net
Retail	$2,493,915	$1,434,974	$1,800,187	$1,728,104	$1,784,782
Other	55,868	24,444	21,405	16,652	15,181
Total net revenue	2,549,783	1,459,418	1,821,592	1,744,756	1,799,963
Cost of goods sold
Retail	1,922,559	1,147,025	1,452,195	1,392,558	1,458,411
Other	47,691	19,300	15,489	11,647	10,203
Total cost of goods sold	1,970,250	1,166,325	1,467,684	1,404,205	1,468,614
Gross profit	579,533	293,093	353,908	340,551	331,349
Operating expenses:
Sales and marketing	263,046	143,120	274,479	180,589	147,896
Technology	136,998	135,338	132,154	115,878	106,760
General and administrative	127,263	138,124	164,481	90,718	89,298
Litigation settlement	—	—	—	—	(19,520)
Total operating expenses	527,307	416,582	571,114	387,185	324,434
Operating income (loss)	52,226	(123,489)	(217,206)	(46,634)	6,915
Interest income	1,733	1,797	2,208	659	326
Interest expense	(1,971)	(342)	(1,468)	(2,937)	(877)
Other income (expense), net	(4,828)	(12,501)	(3,488)	1,178	14,181
Income (loss) before income taxes	47,160	(134,535)	(219,954)	(47,734)	20,545
Provision (benefit) for income taxes	989	185	(2,384)	64,188	9,297
Consolidated net income (loss)	$46,171	$(134,720)	$(217,570)	$(111,922)	$11,248
Less: Net loss attributable to noncontrolling interests	(9,830)	(12,879)	(11,500)	(2,044)	(1,274)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$56,001	$(121,841)	$(206,070)	$(109,878)	$12,522
Net income (loss) per share of common stock:
Net income (loss) attributable to common shares—basic	$1.25	$(3.46)	$(6.83)	$(4.28)	$0.49
Net income (loss) attributable to common shares—diluted	$1.24	$(3.46)	$(6.83)	$(4.28)	$0.49
Weighted average shares of common stock outstanding:
Basic	41,217	34,865	29,976	25,044	25,342
Diluted	41,607	34,865	29,976	25,044	25,426

	As of December 31,
	2020 (1)	2019 (1)	2018	2017	2016
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$516,500	$112,266	$141,512	$203,215	$183,098
Restricted cash	2,681	2,632	1,302	455	430
Working capital	255,159	(38,636)	(26,219)	50,534	(4,843)
Total assets	830,214	417,727	461,219	433,815	485,076
Long-term debt	41,334	—	3,069	39,909	44,179
Total liabilities	393,888	239,872	250,513	261,692	312,116
Stockholders' equity	436,326	177,855	210,706	172,123	172,960
___________________________________________
(1)    — As a result of the adoption of new accounting guidance on January 1, 2019, we recognized lease assets and liabilities for operating leases with terms of more than twelve months. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies. See Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 2—Accounting Policies and Supplemental Disclosures for additional information.

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

The following discussion and analysis also should be read in conjunction with the disclosures in Item 1. "Business" under "Our Retail Business" and "Our Medici Business," as well as the risk factors described in Item 1A. "Risk Factors." Our ability to pursue some or all of the strategies described below, and the extent to which we would be able to pursue some or all of them, will depend on the resources we have available, and may require significantly more capital than we currently have. These costs have been and are expected to continue to be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" below.

Our Retail Business

Our online Retail business seeks to provide goods to furnish and accessorize "Dream Homes for All" of our target customers—consumers who seek smart value on quality, stylish merchandise at competitive prices. In our Retail business, customer demand increased significantly beginning in the second half of March 2020 and continuing through December 2020 as consumers migrated to online shopping as a result of the COVID-19 pandemic. We regularly update our home furnishings product assortment to meet the evolving preferences of our customers and current trends. Our products include, among others, furniture, home décor including rugs, bedding and bath, home improvement, and kitchen and dining items. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. See Item 1—"Business—Our Retail Business" for further information on our Retail business.

Strategies for our Retail Business

Our Retail business initiatives enable our long-term focus on our three brand pillars, "Product Findability," "Smart Value," and "Easy Delivery and Support." Initiatives for the Retail business include:

•Improve Mobile Experience - As more website visitors move to mobile, we are focusing on ensuring our mobile experience is fast, frictionless, and meets the unique needs of the mobile shopping journey. We believe an improved mobile experience improves product findability, conversion, search engine rankings, and organic traffic.

•Overhaul Discounting and Pricing Experience - "Smart Value" is the central brand pillar of our value proposition. We believe clarifying our pricing and discounting experience allows customers to more confidently purchase at Overstock. Savvy shoppers expect a "smart deal," including saving through coupons, site sales, Club O rewards and financing. We have historically offered free shipping on orders over $45. We initially introduced free shipping on everything to the continental U.S in late March 2020 in response to the COVID-19 pandemic stay-at-home orders, with the goal of easing consumers’ financial burdens. As this shopping benefit continued to resonate with new and existing customers, we made the limited-time offer permanent for shoppers across the continental U.S. We believe our net promoter score (NPS), repeat purchase rates and conversion will improve as we better optimize the mix of offers and clarify the pricing and discounting experience.

•Real Time Performance and SKU Profitability - We are improving our ability to address site, assortment and pricing issues more quickly by enhancing our real-time visibility into site, category, and marketing channel performance. We believe this initiative allows us to improve margin by more quickly resolving site issues for an improved customer experience.

•Expand Partner Sponsored Marketing - We are expanding the "Overstock Sponsored Product" program, a platform for our drop ship partners to promote their products to shoppers through a cost-per-click auction platform. In addition, we have implemented a marketing allowance program required across our partner network. This marketing allowance program allows us to optimize the marketing promotion type, mix of acquisition spend and on-sale assortment to better meet the needs of our target customer segments and adapt to seasonal relevance.

Our Medici Ventures Business

Our Medici business initiatives include our wholly-owned subsidiary, Medici Ventures, which conducts the majority of its business through its majority-owned subsidiary tZERO. Medici Ventures also owns strategic minority equity interests in several blockchain-related companies, all of which are startup businesses, businesses in the development stage, or businesses with a short operating history. As a result of the transaction described in Item 1—"Business—Our Medici Business—Pelion Transaction Agreement" and Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 27—Subsequent Events, Medici Ventures has discontinued providing the services of its software engineers, developers, or other technologists to other blockchain companies. Active seats on the boards these companies previously held by Medici Ventures will be filled by nominees of Pelion following the close of the Pelion Transaction Agreement.

Our tZERO Business

tZERO is a leader in blockchain innovation and liquidity for digital assets. tZERO and its affiliates are working with regulators and other stakeholders to expand the role of blockchain in the lifecycle of digital securities and to facilitate the infrastructure, issuance, recording, trading, clearing, settlement, and regulatory compliance of "digital asset securities" described in the July 8, 2019 Joint Staff Statement on Broker-Dealer Custody of Digital Asset Securities and the Custody of Digital Asset Securities by Special Purpose Broker-Dealers, Exchange Act Release No. 90788 (Dec. 23, 2021) in a manner consistent with existing market and legal infrastructure. In addition, tZERO also maintains certain businesses not focused on digital securities, including the broker-dealer activities of certain of its subsidiaries. See Item 1—"Business—Our Medici Business—tZERO" for further information on our tZERO business.

The transaction described in Item 1—"Business—Our Medici Business—Pelion Transaction Agreement" and Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 27—Subsequent Events is not expected to have a significant impact on tZERO's business strategies.

Strategies for our tZERO Business

tZERO's primary initiatives currently consist of the following:

•Promote trading - tZERO ATS, LLC is focused on onboarding and trading high-quality digital securities. tZERO ATS, LLC is working with prospective issuers spanning various industries, including real estate, technology, health care and sports, as they seek to issue new digital securities using the tZERO Technology Stack and provide liquidity to existing investors. Additionally, tZERO is enhancing the tZERO Technology Stack to support third party issuance protocols in order to support securities which have been digitally enabled by other technology companies and has established relationships with market participants to help prospective issuers raise capital, prior to tokenizing and trading on the tZERO ATS.

•Enhance liquidity - tZERO ATS, LLC is focused on enhancing liquidity. To achieve this, tZERO ATS, LLC is in continual discussions with additional broker-dealers interested in subscribing to the tZERO ATS, which would enable their customers to trade digital securities traded on the tZERO ATS. tZERO also continues to develop new avenues for investors to access digital securities including tZERO Markets, an SEC-registered broker-dealer able to accept retail customers and BSTX, which may seek regulatory approval for a U.S. national exchange facility and thereby provide a new trading venue for digital securities.

•Create a world class trading experience - tZERO continues to seek opportunities to enhance the tZERO Technology Stack and improve investors' trading experience for all types of financial products. tZERO is working to allow digital securities to be traded via a mobile application to complement their accessibility via tZERO Markets' web platform. It is also developing further enhancements of tZERO Crypto's separate wallet and exchange services, such as providing additional features for its mobile application and ensuring it is accessible on a web platform. tZERO has and will partner with third-parties in order to provide this functionality in the most efficient and effective manner. tZERO believes a world-class combined trading experience will be key to investors' adoption of digital securities and tZERO's other products and services, including cryptocurrencies.

•Advocacy - tZERO operates businesses which are subject to complex and often uncertain legal environments and believes active engagement with regulatory authorities is necessary to realize the full potential of its business. tZERO continues, in partnership with other industry participants, to advocate regulatory reform with legislators and regulators in order to spur market innovation through the adoption of distributed ledger technology and digital asset securities.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies, estimates and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 2—Accounting Policies and Supplemental Disclosures. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates. Our critical accounting policies are as follows:

•revenue recognition; and
•accounting for the tZERO digital security offering.

Revenue recognition

We derive our revenue primarily from our Retail business through our Website from merchandise sold at a point in time and shipped to customers. When we are the principal in a transaction and control the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis.

Revenue is recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer or the date a service is provided and is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as unearned revenue prior to delivery of products or services ordered.

As we ship high volumes of packages through multiple carriers, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times based on historical data. However, actual shipping times may differ from our estimates.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before taxes for the year ended December 31, 2020 (in thousands):

	Year Ended December 31, 2020
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(8,934)	$(1,638)
1	$(3,567)	$(627)
As reported	As reported	As reported
(1)	$11,266	$2,297
(2)	$20,481	$4,149

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

Accounting for the tZERO Digital Security offering

On December 18, 2017, tZERO launched an offering (the "TZROP offering") of the right to acquire tZERO's Preferred Equity Tokens, Series A ("TZROP") through a Simple Agreement for Future Equity ("SAFE"). The TZROP offering closed on August 6, 2018, and on October 12, 2018 tZERO issued the TZROP in settlement of the SAFEs. The SAFEs were accounted for as a prepaid contract to obtain equity interest in tZERO and were classified as a component of noncontrolling interest in our consolidated financial statements. The TZROP issued under the TZROP offering to settle the SAFEs represent a form of preferred stock and are classified as a component of noncontrolling interest within our consolidated financial statements. For additional information, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 16—Stockholders' Equity.

For information about recent accounting pronouncements, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 2—Accounting Policies and Supplemental Disclosures.

Comparison of Years Ended December 31, 2020 and 2019

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

Revenue increased 75% in 2020 compared to 2019. This increase was primarily due to increased Retail product sales resulting from a 71% increase in customer orders, 111% new customer growth, and strong repeat customer behavior, due in part to a consumer migration toward online shopping in response to COVID-19 stay at home mandates.

Gross profit increased 98% in 2020 compared to 2019 primarily due to an increase in Retail product sales and an increase in gross margin. Gross margin increased to 22.7% in 2020, compared to 20.1% in 2019, primarily due to our new partner marketing allowance program that was fully rolled out in the second quarter of 2020, which requires all of our partners to participate and allows us to advertise more strategically to our customers. Gross margin also benefited from reduced promotional discounting as we balanced spend to support new customer acquisition efforts, gained leverage in our fixed warehouse infrastructure, increased fees charged to partners due to unmet contractual service levels, and lower customer service costs as sales outpaced staffing expense during the early part of the COVID-19 pandemic.

Sales and marketing expenses as a percentage of revenue increased to 10.3% in 2020 compared to 9.8% in 2019 primarily due to increased spending to support our customer acquisition strategy, resulting in a 111% increase in new customers compared to the twelve months ended December 31, 2019.

Technology expenses increased $1.7 million in 2020 compared to 2019 primarily due to staff-related costs, including accrued bonuses.

General and administrative expenses decreased $10.9 million in 2020 compared to 2019 primarily due to an $8.6 million reversal of a legal settlement accrual, a $2.5 million Visa settlement, a $4.3 million decrease in consulting expenses, and a reduction in discretionary spending due to adjustments related to the COVID-19 pandemic, partially offset by an $8.8 million increase in staff-related costs, including accrued bonus.

Liquidity

Our consolidated cash and cash equivalents balance increased from $112.3 million as of December 31, 2019 to $516.5 million as of December 31, 2020, an increase of $404.2 million, primarily as the result of cash inflows from operating activities of $196.5 million and from the sale of common stock of $195.5 million, net of offering costs (including commissions) for the year ended December 31, 2020 and $47.5 million of proceeds from cash generated by new debt agreements, which was partially offset by expenditures for fixed assets of $19.1 million during the year ended December 31, 2020.

Additional commentary related to Medici Ventures

The majority of Medici Ventures' business is its 80% interest in tZERO, which is described below. As described in Item 1—"Business—Our Medici Business—Pelion Transaction Agreement" and Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 27—Subsequent Events, we entered into a transaction agreement with Pelion that, when consummated, will alter our ownership of Medici Ventures. The remaining business activities of Medici Ventures are focused on developing and advancing blockchain technology. As a result of its business model of providing technical assistance to companies in which Medici Ventures owns an interest, as well as the early stage of development of the companies in which it owns interests, Medici Ventures has not yet generated material revenues. For the year ended December 31, 2020, our pre-tax loss in our Medici Ventures business, excluding our loss in our tZERO business, was $10.0 million, and we expect to continue to incur significant losses in our Medici Ventures business during 2021.

Additional commentary related to tZERO

To date, tZERO has focused primarily on developing its businesses and exploring opportunities for novel financial applications of blockchain technology. tZERO does not yet have a stable customer base or backlog orders and has not yet generated any meaningful revenue from any commercially available applications of its blockchain initiatives. The businesses, products, and services that tZERO is pursuing or contemplating will require substantial additional funding, initially for technology development and regulatory compliance, as well as for working capital, marketing and sales, and other substantial costs of developing new products and businesses in emerging areas of technology. For the year ended December 31, 2020, our pre-tax loss in our tZERO business, excluding our loss in the non-tZERO portion of our Medici business, was $45.7 million, and we expect to continue to incur significant losses in our tZERO business during 2021. As described in Item 1—"Business—Our Medici Business—Pelion Transaction Agreement" and Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 27—Subsequent Events, we entered into a transaction agreement with Pelion that, when consummated, will alter our ownership of tZERO.

Additional commentary related to COVID-19

Overstock has continued to respond to the challenges and opportunities created by the COVID-19 pandemic. In our Retail business, customer demand increased significantly beginning in the second half of March 2020 and continuing through December 2020, particularly in our key home furnishings categories. We have seen a substantial year over year increase in our website traffic and number of new customers. Our online-only platform and partner network with thousands of fulfillment centers have enabled us to meet this increase in demand. Our three warehouses have remained operational based on our sustained implementation of sound safety measures, including staggered shifts and social distancing. We have hired in key areas throughout the company to support our current and expected growth. There are continued challenges created by the increased volume throughout the supply chain in factory production capacity, inbound freight delays, as well as carrier delivery constraints and fulfillment performance from some suppliers. Most of our Medici Ventures blockchain companies have seen relatively little disruption, and several are working on solutions to problems exacerbated by the global pandemic. We have evaluated and implemented a phased re-entry plan for our offices; most of our corporate employees continue to work from home without incident. We cannot predict how the COVID-19 pandemic or the ongoing development and rollout of vaccinations will unfold in the coming months. Nevertheless, the challenges arising from the pandemic have not adversely affected our liquidity, revenues, or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Our Annual Report on Form 10-K for the year ended December 31, 2019, filed March 13, 2020, includes a discussion and analysis of our year-over-year changes, financial condition, and results of operations for the years ended December 31, 2019 and 2018 in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Retail revenue, costs of goods sold, gross profit and gross margin

The following table reflects our Retail net revenue, costs of goods sold, gross profit and gross margin for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
Retail	2020	2019
Revenue, net	$2,493,915	$1,434,974
Cost of goods sold
Product costs and other cost of goods sold	1,823,755	1,081,051
Fulfillment and related costs	98,804	65,974
Total cost of goods sold	1,922,559	1,147,025
Gross profit	$571,356	$287,949
Year-over-year percentage growth
Revenue, net	73.8%
Cost of goods sold
Product costs and other cost of goods sold	68.7%
Fulfillment and related costs	49.8%
Total cost of goods sold	67.6%
Gross profit	98.4%
Percent of total revenue, net
Cost of goods sold
Product costs and other cost of goods sold	73.1%	75.3%
Fulfillment and related costs	4.0%	4.6%
Total cost of goods sold	77.1%	79.9%
Gross profit	22.9%	20.1%

The 74% increase in Retail net revenue for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to increased Retail product sales resulting from a 71% increase in customer orders, 111% new customer growth, and strong repeat customer behavior, largely due to a consumer migration toward online shopping in response to COVID-19.

International sales were less than 2% of total net revenues for 2020 and 2019.

Our overall gross margins fluctuate based on changes in supplier cost and/or sales price, including competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; and operational and fulfillment costs. Fulfillment costs include all warehousing costs, including fixed overhead and variable handling costs (excluding packaging costs), as well as merchant processing fees associated with customer payments made by credit cards and other payment methods and other variable fees, and customer service costs, all of which we include as costs in calculating gross margin. We believe that some companies in our industry, including some of our competitors, account for fulfillment costs within operating expenses, and therefore exclude fulfillment costs from gross margin. As a result, our gross margin may not be directly comparable to others in our industry.

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, and our ability to effectively manage customer service costs and merchant fees. Fulfillment and related costs remained relatively flat during the year ended December 31, 2020 as compared to 2019.

Gross margins for the past eight quarterly periods and years ending December 31, 2020 and 2019 were:

Retail	Q1	Q2	Q3	Q4	FY
2020	21.9%	23.2%	23.5%	22.5%	22.9%
2019	19.9%	19.7%	20.0%	20.7%	20.1%

Retail gross profit for the year ended December 31, 2020 increased 98% compared to the same period in 2019, primarily due to an increase in Retail product sales and an increase in gross margin. Retail gross margin increased to 22.9% for the year ended December 31, 2020, compared to 20.1% for the same period in 2019, primarily due to our new partner marketing allowance program that was fully rolled out in the second quarter of 2020, which requires all of our partners to participate and allows us to advertise more strategically to our customers. Gross margin also benefited from reduced promotional discounting as we balanced spend to support new customer acquisition efforts, gained leverage in our fixed warehouse infrastructure, an increase in fees charged to partners due to unmet contractual service levels, and lower customer service costs due to slower growth in our staffing relative to sales.

Other revenue, costs of goods sold, gross profit and gross margin

The following table reflects our net revenue for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
Other	2020	2019
Revenue, net	$55,868	$24,444
Cost of goods sold	47,691	19,300
Gross profit	$8,177	$5,144
Year-over-year percentage growth
Revenue, net	128.6%
Cost of goods sold	147.1%
Gross profit	59.0%

The 129% increase in Other net revenue for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to an increase in SpeedRoute trading volume on increased market volatility during the year.

Other gross profit for the year ended December 31, 2020 increased 59.0% compared to the same period in 2019, primarily due to an increase in SpeedRoute trading volume on increased market volatility during the year.

Other gross margin decreased to 14.6% for the year ended December 31, 2020, compared to 21.0% for the same period in 2019, primarily due to a shift in trade execution volume to transactions with lower commission rates.

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

The following table reflects our sales and marketing expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Sales and marketing expenses	$263,046	$143,120
Advertising expense included in sales and marketing expenses	$245,332	$124,342
Year-over-year percentage growth
Sales and marketing expenses	83.8%
Advertising expense included in sales and marketing expenses	97.3%
Percentage of net revenues
Sales and marketing expenses	10.3%	9.8%
Advertising expense included in sales and marketing expenses	9.6%	8.5%

The 50 basis point increase in sales and marketing expenses for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to increased spending to support our customer acquisition strategy, resulting in a 111% increase in new customers compared to the twelve months ended December 31, 2019.

We are also experiencing an increasingly competitive digital marketing landscape. We have competitors who are spending significant amounts on advertising, bidding up the cost of certain marketing channels, such as paid keywords, and expect this trend to continue. While we may not choose to match their levels of spending, this has increased our marketing costs in recent years.

We do not include costs associated with our discounted shipping and other promotions, such as coupons in sales and marketing expense. Rather, we account for them as a reduction of revenue and therefore affect sales and gross margin. We consider discounted shipping and other promotions, such as our historical policy of free shipping on orders over $45 and our recent policy of free shipping on all orders, as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

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

The following table reflects our technology expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Technology expenses	$136,998	$135,338
Year-over-year percentage growth
Technology expenses	1.2%
Technology expenses as a percent of net revenues	5.4%	9.3%

Technology expenses increased $1.7 million for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to staff-related costs, including accrued bonuses.

General and administrative expenses

The following table reflects our general and administrative expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
General and administrative expenses	$127,263	$138,124
Year-over-year percentage growth
General and administrative expenses	(7.9)%
General and administrative expenses as a percent of net revenues	5.0%	9.5%

The $10.9 million decrease in general and administrative expenses for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to an $8.6 million reversal of a legal settlement accrual, a $2.5 million Visa settlement, a $4.3 million decrease in consulting expenses, and a reduction in discretionary spending due to adjustments related to the COVID-19 pandemic, partially offset by an $8.8 million increase in staff-related costs, including accrued bonus.

Other expense, net

The $7.7 million decrease in other expense, net for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to a $10.7 million gain recognized on the deconsolidation of the Medici Land Governance business, partially offset by an increase in losses associated with our equity securities.

Income taxes

Our effective tax rate for the years ended December 31, 2020 and 2019 was 2.1% and (0.1%), respectively. Our effective tax rate is affected by recurring items such as research tax credits and non-recurring items such as changes in valuation allowances. We record valuation allowances against deferred tax assets when there is uncertainty about our ability to generate future income in relevant jurisdictions, and the effects of the COVID-19 pandemic on our business make estimates of future income more challenging due to the unpredictable nature of the ultimate scope and duration of the pandemic. It is also affected to a lesser extent by tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. Our low effective tax rate is primarily attributable to the valuation allowance we are maintaining on our net deferred tax assets.

We have indefinitely reinvested foreign earnings of $3.8 million at December 31, 2020. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivable, net. At December 31, 2020, we had cash and cash equivalents of $516.5 million and accounts receivables, net of $30.1 million. Our ability to access the liquidity of our subsidiaries may be limited by tax and legal considerations and other factors.

Cash flow information is as follows (in thousands):

	Year ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities	$196,474	$(81,612)
Investing activities	(23,555)	(26,852)
Financing activities	231,364	80,548

At December 31, 2020, we had $150.0 million available under our "at the market" sales program which permits us to conduct "at the market" public offerings of our common stock under a sales agreement, dated June 26, 2020, with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"). We did not sell any shares under our at the market sales program during the year ended December 31, 2020.

We completed a public offering of our common stock on August 14, 2020 and issued 2,415,000 shares of our common stock pursuant to an underwriting agreement, dated August 11, 2020, for proceeds totaling $192.7 million, net of $11.4 million in offering costs.

Cash flows from operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result of increased online shopping migration from the COVID-19 pandemic, we saw our Retail product sales accelerate beginning in the second half of March 2020 and continuing through December 2020, as customers turned to online shopping, which caused our cash, cash equivalents and accounts receivable balances to increase compared to prior year-end and also resulted in an increase in our accounts payable and unearned revenue balance as of December 31, 2020. Due to uncertainty surrounding the COVID-19 pandemic, we are unable to predict the duration such favorable conditions and its sustained impact on cash flows. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity in light of the most recent developments driven by the COVID-19 pandemic.

The $196.5 million of net cash provided by operating activities during the year ended December 31, 2020 was primarily due to consolidated net income, adjusted for non-cash items, of $100.6 million and cash provided by changes in operating assets and liabilities of $95.9 million.

The $81.6 million of net cash used in operating activities during the year ended December 31, 2019 was primarily due to consolidated net loss, adjusted for non-cash items, of $64.9 million and cash used by changes in operating assets and liabilities of $16.7 million.

Cash flows from investing activities

The $23.6 million of net cash used in investing activities during the year ended December 31, 2020 was primarily from expenditures for property and equipment of $19.1 million and purchases of equity securities of $5.4 million, partially offset by $6.3 million in proceeds from the sale of equity securities.

The $26.9 million of net cash used in investing activities during the year ended December 31, 2019 was primarily from expenditures for property and equipment of $21.8 million and purchases of equity securities of $12.6 million, partially offset by $7.3 million in proceeds from the sale of equity securities.

Cash flows from financing activities

The $231.4 million provided by financing activities during the year ended December 31, 2020 resulted primarily from $195.5 million of net proceeds from sales of our common stock, net of offering costs (including commissions), and $47.5 million of proceeds from our long-term debt secured by our building and land.

The $80.5 million provided by financing activities during the year ended December 31, 2019 resulted primarily from $83.0 million of net proceeds from sales of our common stock under the at the market offering.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$32,796	$8,412	$12,834	$5,697	$5,853
Loan agreements (2)	59,420	4,826	10,528	3,261	40,805
Total contractual cash obligations	$92,216	$13,238	$23,362	$8,958	$46,658
 ___________________________________________
(1)     — Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 13—Leases contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.
(2)     — Represents future interest and principal payments on our financing agreements. For information regarding our financing agreements, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 12—Borrowings contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Potential Commitment relating to Pelion Transaction Agreement

As described in Item 1—"Business—Our Medici Business—Pelion Transaction Agreement" and Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 27—Subsequent Events, we entered into a transaction agreement with Pelion and Pelion, Inc., as guarantor, pursuant to which Medici Ventures would convert into a Delaware limited partnership and Pelion would become the sole general partner of the Limited Partnership, and we (along with any other stockholders of Medici Ventures at the time of the Medici Closing), would become the limited partners of the Partnership, pursuant to a limited partnership agreement to be entered into at the time of such transaction. Pursuant to the terms of the limited partnership agreement to be entered into in connection therewith, we and any other limited partners agree to make a capital commitment of $44.6 million to the Partnership in proportion to our equity interest in the Partnership. The capital commitments may be called in one or more cash installments as specified by the general partner upon 10 business days' prior written notice.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of December 31, 2020, and 2019, tax contingencies were $900,000 and $1.5 million, respectively, which are included in our reconciliation of unrecognized tax benefits (see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 21—Income Taxes contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K). The decrease in tax contingencies in 2020 was primarily a result of negotiated settlements. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Borrowings

2020 loan agreements

In March 2020, we entered into two loan agreements. The loan agreements provide a $34.5 million Senior Note, carrying interest at an annual rate of 4.242%, and a $13.0 million Mezzanine Note, carrying interest at an annual rate of 5.002%. The loans carry a blended annual interest rate of 4.45%. The Senior Note is for a 10-year term (stated maturity date is March 6, 2030) and requires interest only payments, with the principal amount and any then unpaid interest due and payable at the end of the 10-year term. The Mezzanine Note has a stated 10-year term, though the agreement requires principal and interest payments monthly over approximately a 46-month term payment period. Both loans are secured by our corporate headquarters and the related land. We incurred insignificant debt issuance costs with the new loan agreements.

Other Factors that May Affect Future Results

We periodically evaluate opportunities to repurchase our equity securities, obtain credit facilities, or issue additional debt or equity securities. In addition, we may, from time to time, consider the investment in, or acquisition of, complementary businesses, products, services, or technologies, any of which might affect our liquidity requirements or cause us to issue additional debt or equity securities. There can be no assurance that financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our future results may be significantly different from our historical results for several other reasons as well. Other reasons that our future results may be significantly different from our historical results include the potential effects on us of the accounting and tax changes discussed in this Annual Report on Form 10-K, and other reasons described in Item 1. "Business" under "Our Retail Business" and "Our Medici Business," as well as the risk factors described in Item 1A. "Risk Factors."

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our loan agreements carry a fixed blended annual interest rate of 4.45%. Since the Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates. We did not hold any such Notes as of December 31, 2019.

Foreign Currency Risk

Most of our sales and operating expenses are denominated in U.S. dollars, and therefore, our total revenue and operating expenses are not currently subject to significant foreign currency risk.

Investment Risk

The fair values of our marketable and equity securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. Volatile market conditions arising from the COVID-19 pandemic or ongoing developments regarding the production, approval and distribution of vaccines may result in significant changes in the value of our marketable and equity securities. At December 31, 2020, our recorded value in marketable and equity securities in public and private companies was $49.1 million, compared to $52.4 million at December 31, 2019, of which $2.9 million relates to publicly traded companies, compared to $11.1 million at December 31, 2019, recorded at fair value, which are subject to market price volatility. We perform a qualitative assessment for our equity securities in private companies to identify impairment. If this assessment indicates that an impairment exists, we estimate the fair value of the equity security and, if the fair value is less than carrying value, we write down the equity security to fair value.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Overstock.com, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2016-02, Leases (Topic 842), and related amendments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimate of unearned product revenue on undelivered product
As discussed in Notes 2, 11 and 19 to the consolidated financial statements, the Company recognizes product revenue when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer. As the Company ships high volumes of packages, the Company uses estimates to determine which shipments are delivered and recognized as product revenue at the end of the period. The Company's delivery estimates are based on average transit times, which are calculated using the following factors: (i) the type of shipping carrier, (ii) the fulfillment source, (iii) the delivery destination, and (iv) actual transit time experience. Unearned product revenue on undelivered product is included as a component of unearned revenue in the Company's consolidated balance sheet. The Company's unearned product revenue on undelivered product was $46.4 million at December 31, 2020.

We identified the evaluation of the estimate of unearned product revenue on undelivered product as a critical audit matter. There was a high degree of subjectivity associated with the estimate, specifically related to the estimate of the average transit times.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's process to estimate unearned product revenue on undelivered product. This included controls related to the Company's unearned product revenue process, including management's control over the estimate of average transit times and the associated judgment applied around adjustments to the estimate of average transit times. In addition, we assessed the estimate of average transit times, by performing the following:
–Comparing the estimate of average transit times at period-end to the estimate of average transit times in prior periods;
–Evaluating the estimate of average transit times in the current period to the Company's actual historical transit time experience;
–Assessing the impact to the estimate of average transit times at period-end by evaluating internal and external information including factors that may cause shipment disruptions such as seasonal demands, significant weather conditions, mandated restrictions on travel and work, or carrier reported logistical issues; and
–Inspecting sales and shipping documents for a selection of product shipments that were used in the transit time estimate and recalculating the transit time by delivery type, and comparing to the Company's estimate of average transit times.

/s/ KPMG LLP
We have served as the Company's auditor since 2009.

Salt Lake City, Utah
February 26, 2021

Overstock.com, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$516,500	$112,266
Restricted cash	2,681	2,632
Marketable securities at fair value	1,762	10,308
Accounts receivable, net	30,125	24,728
Inventories	6,243	5,840
Prepaids and other current assets	25,429	21,589
Total current assets	582,740	177,363
Property and equipment, net	122,550	130,028
Intangible assets, net	13,997	11,756
Goodwill	34,950	27,120
Equity securities	47,290	42,043
Operating lease right-of-use assets	24,523	25,384
Other long-term assets, net	4,164	4,033
Total assets	$830,214	$417,727
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$109,749	$75,416
Accrued liabilities	135,595	88,197
Unearned revenue	72,311	41,821
Operating lease liabilities, current	6,630	6,603
Other current liabilities	3,296	3,962
Total current liabilities	327,581	215,999
Long-term debt, net	41,334	—
Operating lease liabilities, non-current	20,305	21,554
Other long-term liabilities	4,668	2,319
Total liabilities	393,888	239,872
Commitments and Contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A-1, issued and outstanding - 4,204 and 4,210	—	—
Series B, issued and outstanding - 357 and 357	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 46,331 and 42,790
Outstanding shares - 42,768 and 39,464	4	4
Additional paid-in capital	970,873	764,845
Accumulated deficit	(525,233)	(580,390)
Accumulated other comprehensive loss	(553)	(568)
Treasury stock at cost - 3,563 and 3,326	(71,399)	(68,807)
Equity attributable to stockholders of Overstock.com, Inc.	373,692	115,084
Equity attributable to noncontrolling interests	62,634	62,771
Total stockholders' equity	436,326	177,855
Total liabilities and stockholders' equity	$830,214	$417,727

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue, net
Retail	$2,493,915	$1,434,974	$1,800,187
Other	55,868	24,444	21,405
Total net revenue	2,549,783	1,459,418	1,821,592
Cost of goods sold
Retail	1,922,559	1,147,025	1,452,195
Other	47,691	19,300	15,489
Total cost of goods sold	1,970,250	1,166,325	1,467,684
Gross profit	579,533	293,093	353,908
Operating expenses:
Sales and marketing	263,046	143,120	274,479
Technology	136,998	135,338	132,154
General and administrative	127,263	138,124	164,481
Total operating expenses	527,307	416,582	571,114
Operating income (loss)	52,226	(123,489)	(217,206)
Interest income	1,733	1,797	2,208
Interest expense	(1,971)	(342)	(1,468)
Other expense, net	(4,828)	(12,501)	(3,488)
Income (loss) before income taxes	47,160	(134,535)	(219,954)
Provision (benefit) for income taxes	989	185	(2,384)
Consolidated net income (loss)	$46,171	$(134,720)	$(217,570)
Less: Net loss attributable to noncontrolling interests	(9,830)	(12,879)	(11,500)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$56,001	$(121,841)	$(206,070)
Net income (loss) per share of common stock:
Net income (loss) attributable to common shares—basic	$1.25	$(3.46)	$(6.83)
Net income (loss) attributable to common shares—diluted	$1.24	$(3.46)	$(6.83)
Weighted average shares of common stock outstanding:
Basic	41,217	34,865	29,976
Diluted	41,607	34,865	29,976

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Consolidated net income (loss)	$46,171	$(134,720)	$(217,570)
Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax of $0, $0 and $0	15	16	15
Other comprehensive income	15	16	15
Comprehensive income (loss)	$46,186	$(134,704)	$(217,555)
Less: Comprehensive loss attributable to noncontrolling interests	(9,830)	(12,879)	(11,500)
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$56,016	$(121,825)	$(206,055)

See accompanying notes to consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (in thousands, except per share data)
	Year Ended December 31,
	2020	2019	2018
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of year	42,790	35,346	30,632
Common stock issued upon vesting of restricted stock	710	270	234
Common stock issued for asset purchase	—	—	147
Exercise of stock warrants	—	—	1,250
Common stock sold through offerings	2,831	7,174	2,883
Other	—	—	200
Balance at end of year	46,331	42,790	35,346
Shares of treasury stock
Balance at beginning of year	3,326	3,200	3,135
Common stock repurchased through business combination	—	47	—
Tax withholding upon vesting of restricted stock	237	79	65
Balance at end of year	3,563	3,326	3,200
Total shares of common stock outstanding	42,768	39,464	32,146
Common stock
Balance at beginning of year	$4	$3	$3
Common stock sold through ATM offering	—	1	—
Balance at end of year	$4	$4	$3
Shares of Series A preferred stock issued and outstanding
Balance at beginning of year	—	127	127
Exchange of shares to Series A-1	—	(125)	—
Conversion of shares to Series B	—	(2)	—
Balance at end of year	—	—	127
Shares of Series A-1 preferred stock issued and outstanding
Balance at beginning of year	4,210	—	—
Exchange of shares from Series A	—	125	—
Dividend declared, not yet distributed	—	4,085	—
Shares declared, not distributed (Note 16)	(6)	—	—
Balance at end of year	4,204	4,210	—
Shares of Series B preferred stock issued and outstanding
Balance at beginning of year	357	355	555
Conversion of shares from Series A	—	2	—
Other	—	—	(200)
Balance at end of year	357	357	355
Preferred stock	$—	$—	$—

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (in thousands, except per share data)
	Year Ended December 31,
	2020	2019	2018
Additional paid-in capital
Balance at beginning of year	$764,845	$657,981	$494,732
Stock-based compensation to employees and directors	12,930	18,229	10,316
Common stock issued for asset purchase	—	—	4,430
Issuance and exercise of stock warrants	—	—	50,588
Common stock sold through offerings, net	192,692	85,801	94,554
Other	406	2,834	3,361
Balance at end of year	$970,873	$764,845	$657,981
Accumulated deficit
Balance at beginning of year	$(580,390)	$(458,897)	$(254,692)
Cumulative effect of change in accounting principle	—	—	5,040
Net income (loss) attributable to stockholders of Overstock.com, Inc.	56,001	(121,841)	(206,070)
Declaration and payment of preferred dividends	(731)	(77)	(77)
Other	(113)	425	(3,098)
Balance at end of year	$(525,233)	$(580,390)	$(458,897)
Accumulated other comprehensive loss
Balance at beginning of year	$(568)	$(584)	$(599)
Net other comprehensive income	15	16	15
Balance at end of year	$(553)	$(568)	$(584)
Treasury stock
Balance at beginning of year	$(68,807)	$(66,757)	$(63,816)
Tax withholding upon vesting of restricted stock	(2,592)	(1,407)	(2,941)
Common stock repurchased through business combination	—	(643)	—
Balance at end of year	(71,399)	(68,807)	(66,757)
Total equity attributable to stockholders of Overstock.com, Inc.	$373,692	$115,084	$131,746

Equity attributable to noncontrolling interests
Balance at beginning of year	$62,771	$78,960	$(3,505)
Proceeds from security token offering, net	—	—	82,354
Stock-based compensation to employees and directors	—	—	4,040
Tax withholding upon vesting of restricted stock	—	—	(1,681)
Paid in capital for noncontrolling interest	5,000	—	5,932
Fair value of noncontrolling interest at acquisition	3,320	—	4,468
Net loss attributable to noncontrolling interests	(9,830)	(12,879)	(11,500)
Other	1,373	(3,310)	(1,148)
Total equity attributable to noncontrolling interests	$62,634	$62,771	$78,960

Total stockholders' equity	$436,326	$177,855	$210,706

See accompanying notes to consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Consolidated net income (loss)	$46,171	$(134,720)	$(217,570)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,816	31,031	31,697
Non-cash operating lease cost	5,774	6,676	—
Stock-based compensation to employees and directors	12,930	18,229	14,356
Gain on sale of cryptocurrencies	(700)	(569)	(8,370)
Impairment of cryptocurrencies	501	334	10,463
Impairment of equity securities	1,017	7,090	536
Losses on equity method securities	14,459	7,734	3,869
(Gain) loss on disposal of business	(10,705)	—	3,565
Impairments on intangible assets	—	1,406	6,000
Other non-cash adjustments	300	(2,106)	(2,969)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(11,482)	13,385	(5,558)
Inventories	(403)	8,268	628
Prepaids and other current assets	(5,320)	5,956	(3,622)
Other long-term assets, net	105	(660)	(2,870)
Accounts payable	34,327	(27,158)	16,499
Accrued liabilities	52,064	(281)	5,661
Unearned revenue	30,715	(8,757)	9,150
Operating lease liabilities	(6,134)	(8,013)	—
Other long-term liabilities	2,039	543	(399)
Net cash provided by (used in) operating activities	196,474	(81,612)	(138,934)
Cash flows from investing activities:
Purchase of intangible assets	—	—	(9,597)
Purchase of equity securities	(5,388)	(12,641)	(48,731)
Proceeds from sale of equity securities and marketable securities	6,306	7,339	—
Disbursement for notes receivable	(900)	(4,715)	(3,059)
Acquisitions of businesses, net of cash acquired	11	4,886	(12,912)
Deposit on purchase of a business	—	—	(8,000)
Expenditures for property and equipment	(19,132)	(21,774)	(28,680)
Deconsolidation of cash of Medici Land Governance, Inc.	(4,056)	—	—
Other investing activities, net	(396)	53	56
Net cash used in investing activities	(23,555)	(26,852)	(110,923)

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Cash Flows (Continued) (in thousands)
	Year ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Payments on long-term debt	(2,635)	(3,141)	(40,000)
Proceeds from long-term debt	47,500	—	—
Proceeds from issuance and exercise of stock warrants	—	—	50,588
Proceeds from security token offering, net of offering costs and withdrawals	—	—	82,354
Proceeds from sale of common stock, net of offering costs	195,540	82,954	94,554
Paid in capital for noncontrolling interest	—	—	6,700
Payments of taxes withheld upon vesting of restricted stock	(2,592)	(1,407)	(4,622)
Other financing activities, net	(6,449)	2,142	(573)
Net cash provided by financing activities	231,364	80,548	189,001
Net increase (decrease) in cash, cash equivalents, and restricted cash	404,283	(27,916)	(60,856)
Cash, cash equivalents, and restricted cash, beginning of year	114,898	142,814	203,670
Cash, cash equivalents, and restricted cash, end of year	$519,181	$114,898	$142,814

 See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

Business and organization

As used herein, "Overstock," "Overstock.com," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise. We were formed on May 5, 1997 as D2-Discounts Direct, a limited liability company ("LLC"). On December 30, 1998, we were reorganized as a C Corporation in the State of Utah and reincorporated in Delaware in May 2002. On October 25, 1999, we changed our name to Overstock.com, Inc.

Through our online retail business, we offer a broad range of price-competitive products, including furniture, home decor, bedding and bath, and housewares, among other products. We sell our products and services through our Internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com (referred to collectively as the "Website"). Although our four websites are located at different domain addresses, the technology, equipment, and processes supporting the Website and the process of order fulfillment described herein are the same for all four websites.

In late 2014, we began working on initiatives to develop and advance blockchain technology, which initiatives we refer to collectively as Medici. Our Medici business initiatives seek to leverage the security, transparency and immutability of cryptographically protected and distributed ledgers, such as blockchains, and are focused on solving important problems, including financial transaction issues, particularly in the area of securities settlement. Our Medici business initiatives include our wholly-owned subsidiary, Medici Ventures, Inc. ("Medici Ventures"), which conducts a majority of its business through its majority-owned subsidiary tZERO Group, Inc. ("tZERO"), formerly tØ.com, Inc., a financial technology company pursuing potential financial applications of blockchain technologies as well as other businesses. Medici Ventures currently holds equity interests in several technology companies whose focuses include commercial blockchain applications for identity and social media, property and land, money and banking, capital markets, supply chain, and voting.

On January 25, 2021, we entered into a Transaction Agreement with Medici Ventures, Pelion MV GP, L.L.C., a Delaware limited liability company ("Pelion"), and Pelion, Inc., a Utah corporation as guarantor, pursuant to which the parties have agreed, among other things, that Medici Ventures will convert into a Delaware limited partnership (the "Partnership"). Pelion will become the sole general partner of the Partnership, and we will become a limited partner of the Partnership. See Note 27—Subsequent Events for additional information.

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

2. ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and subsidiaries for which we exercise control. All intercompany account balances and transactions have been eliminated in consolidation. Included in our consolidated financial statements are the financial results of Bitt Inc. from the date of acquisition on October 27, 2020; tZERO Crypto, Inc., formerly Bitsy, Inc., from the date of acquisition date on January 1, 2019; Verify Investor, LLC from the date of acquisition on February 12, 2018; and Mac Warehouse, LLC from the date of acquisition on June 25, 2018.

In February 2020, Medici Land Governance, Inc. ("MLG"), an indirect majority-owned subsidiary, consummated the sale of shares of its common stock to an unrelated third party. Upon completion of the transaction, our indirect ownership in MLG was reduced from 57% to 35% of MLG's issued and outstanding shares of common stock. As a result of our loss of a controlling financial interest in MLG under the voting interest model, we performed an assessment of control under the variable interest entity ("VIE") model and determined MLG does not meet the qualifications of a VIE for purposes of consolidation. Accordingly, we deconsolidated MLG's consolidated net assets and noncontrolling interest from our consolidated financial statements and results beginning on February 22, 2020, the date that control ceased. The amount of gain recognized on the deconsolidation was $10.7 million, which is included in our consolidated statements of operations in Other expense, net. The gain primarily relates to the remeasurement of our retained equity interest in MLG at fair value, which was determined based on the same price per share MLG provided for the sale of common stock to the third-party and price per share we received in settling a portion of our intercompany debt for additional shares in MLG. Post deconsolidation, MLG became one of our equity method investees for which we perform services. See Note 9—Equity Securities for additional information.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, Club O and gift card breakage, sales returns, vendor incentive discount offers, inventory valuation, depreciable lives and valuation of property and equipment, and internally-developed software, goodwill valuation, intangible asset valuation, equity securities valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities, and contingencies.

Our estimates involving, among other items, forecasted revenues, sales volume, pricing, cost and availability of inventory, consumer demand and spending habits, the continued operations of our supply chain and logistics network, and the overall impact of social distancing on our workforce are even more difficult to estimate as a result of uncertainties associated with the scope and duration of the global novel coronavirus ("COVID-19") pandemic and various actions taken by governmental authorities, private business and other third parties in response to the pandemic, the ultimate geographic spread of the virus, the ongoing economic effect of the pandemic and the post-pandemic economic recovery. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, the variability of these factors depends on a number of conditions, including uncertainty associated with the COVID-19 pandemic, how long these conditions will persist, ongoing developments related to the production, approval and distribution of vaccines, what additional measures may be introduced or reintroduced by governments or private parties or what effect any such additional measures may have on our business and thus our accounting estimates may change from period to period. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Supplemental cash flow information

The following table shows supplemental cash flow information (in thousands):

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$1,808	$264	$1,319
Income taxes paid (refunded), net	1,452	(1,259)	(726)
Non-cash investing and financing activities:
Proceeds from sale of common stock included in accounts receivable	—	2,848	—
Acquisition of assets through stock issuance	—	—	4,430
Note receivables converted for Bitt acquisition	4,772	—	—
Receivables converted for Bitt acquisition	4,397	—	—
Common stock repurchased through business combination	—	643	—
Receivables converted to equity securities	1,309	2,887	200
Deposit applied to business combination purchase price	—	7,347	—
Equity method security applied to business combination purchase price	—	3,800	—
Recognition of right-of-use assets upon adoption of ASC 842	—	30,968	—

See also Note 13—Leases for additional supplemental disclosures of cash flow information related to our leases and Note 4—Business Combinations for additional supplemental disclosures of cash flow information related to the noncash consideration transferred for the Bitt, Inc. acquisition, including amounts related to noncash conversion of notes and receivables, and the fair value of the equity interest held prior to the consummation of the business acquisition.

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $567,000 and $2.8 million at December 31, 2020 and 2019, respectively.

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

Our assets and liabilities that are adjusted to fair value on a recurring basis are cash equivalents, certain marketable and equity securities, and deferred compensation liabilities, which fair values are determined using quoted market prices from daily exchange traded markets on the closing price as of the balance sheet date and are classified as Level 1. Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, finance obligations, and debt are carried at cost, which approximates their fair value. Certain assets, including long-lived assets, certain equity securities, goodwill, cryptocurrencies, and other intangible assets, are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments using fair value measurements with unobservable inputs (level 3), apart from cryptocurrencies which use quoted prices from various digital currency exchanges with active markets in certain circumstances (e.g., when there is evidence of impairment).

Accounts receivable, net

Accounts receivable consist primarily of trade amounts due from customers in the United States and uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We maintain an allowance for expected credit losses based upon our business customers' financial condition and payment history, our historical collection experience, and any future expected economic conditions.

Inventories

Inventories include merchandise purchased for resale which are accounted for using a standard costing system which approximates the first-in-first-out ("FIFO") method of accounting and are valued at the lower of cost and net realizable value. Inventory valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category.

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

Equity securities and marketable securities under ASC 321

At December 31, 2020, we held minority interests (less than 20%) in certain public and privately held entities, accounted for under ASC Topic 321, Investments—Equity Securities ("ASC 321"), which are included in Equity securities and Marketable securities at fair value in our consolidated balance sheets. We measure our ASC 321 equity securities and marketable securities at fair value, unless there is no readily determinable fair value for the underlying security. Where there is no readily determinable fair value, we have elected the measurement alternative described in ASC 321, where the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. Dividends received are reported in earnings if and when received. We review our securities individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the security is less than its carrying value. If such events or circumstances have occurred, we estimate the fair value of the security and recognize an impairment loss equal to the difference between the fair value of the security and its carrying value which is recorded in Other expense, net in our consolidated statements of operations. In such cases, the estimated fair value of the security is determined using unobservable inputs including assumptions by the investee's management including quantitative information such as lower valuations in recently completed or proposed financings. These inputs are classified as Level 3. Because several of these private companies are in the early startup or development stages, these entities are subject to potential changes in cash flows, valuation, as well as inability to raise additional capital which may be necessary for the liquidity needed to support their operations.

Equity securities accounted for under the equity method under ASC 323

At December 31, 2020, we held minority interests in privately held entities, accounted for under the equity method under ASC Topic 323, Investments—Equity Method and Joint Ventures ("ASC 323"), which are included in Equity securities in our consolidated balance sheets. We can exercise significant influence, but not control, over these entities through either holding more than a 20% voting interest in the entity or through our representation on the entity's board of directors.

Based on the nature of our ownership interests and the extent of our contributed capital, we have variable interests in certain of these entities. However, we have insufficient voting rights or other means to influence the investee such that we do not have power to direct the investee's activities that most significantly impact the economic performance of each entity. Further, we are not the investee's primary beneficiary and we therefore do not consolidate the investee in our financial statements. Our investments, plus any loans, off-balance sheet commitments, and other subordinated financial support related to these variable interest entities totaled $15.3 million and $24.2 million as of December 31, 2020 and 2019, respectively, representing our maximum exposures to loss.

The carrying value of our equity method securities typically exceeds the amount of the underlying equity in net assets of our equity method securities and the difference is primarily related to goodwill and the fair value of intangible assets. The basis difference attributable to amortizable intangible assets is amortized over their estimated useful lives. We record our proportionate share of the net income or loss from our equity method securities and the amortization of the basis difference related to intangible assets in Other expense, net in our consolidated statements of operations with corresponding adjustments to the carrying value of the asset. We review our securities individually for impairment by evaluating if events or circumstances have occurred that may indicate the fair value of the security is less than its carrying value. If such events or circumstances have occurred, we estimate the fair value of the security and recognize an impairment loss equal to the difference between the fair value of the security and its carrying value which is recorded in Other expense, net in our consolidated statements of operations.

Noncontrolling interests

Our wholly-owned subsidiary, Medici Ventures, conducts its primary business through its majority-owned subsidiary, tZERO, which includes a financial technology company, three related registered broker-dealers, an accredited investor verification company, and certain strategic interests in other entities which support or align with tZERO's objectives and strategies. Medici Ventures, tZERO, and their respective majority- and wholly-owned consolidated subsidiaries are included in our consolidated financial statements. Intercompany transactions have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interests are disclosed in our consolidated financial statements.

Leases

We determine if an arrangement is a lease at inception. We account for lease agreements as either operating or finance leases depending on certain defined criteria. Operating leases are recognized in Operating lease right-of-use ("ROU") assets, Operating lease liabilities, current, and Operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in Other long-term assets, net, Other current liabilities, and Other long-term liabilities on our consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. In certain of our lease agreements, we receive rent holidays and other incentives. We recognize lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Our lease terms may include options to extend or terminate the lease, and we adjust our measurement of the lease when it is reasonably certain that we will exercise that option. Lease payments used in measurement of the lease liability typically do not include executory costs, such as taxes, insurance, and maintenance, unless those costs can be reasonably estimated at lease commencement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. We do not separate lease and non-lease components for our leases.

Treasury stock

We account for treasury stock of our common shares under the cost method and include treasury stock as a component of stockholders' equity.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations (See Note 4—Business Combinations). Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. There were no impairments to goodwill recorded during the years ended December 31, 2020, 2019 and 2018.

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

Impairment of long-lived assets

We review property and equipment, right-of-use assets, and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values.

There were no impairments to long-lived assets recorded during the year ended December 31, 2020. For the year ended December 31, 2019, we realized a $1.4 million impairment loss included in General and administrative expense in our consolidated statements of operations related to certain patents held by our Medici Ventures segment. The estimated fair value of the patents were determined based on Level 3 inputs, which were unobservable (see the Fair value of financial instruments section above), including market participant assumptions for similar assets in an inactive market. For the year ended December 31, 2018, we realized a $6.0 million impairment loss included in General and administrative expense in our consolidated statements of operations related to certain patents held by our Medici Ventures segment. The estimated fair value of the patents were determined based on Level 3 inputs, which were unobservable (see the Fair value of financial instruments section above), including market participant assumptions for similar assets in an inactive market. In conjunction with our annual assessment, we concluded the remaining useful life of these licenses were zero based on current contractual arrangements.

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

Revenue is recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer or the date a service is provided and is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as unearned revenue prior to delivery of products or services ordered. As we ship high volumes of packages through multiple carriers, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the fulfillment source (either our warehouses, those warehouses we control, or those of our partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates.

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

Club O loyalty program

We have a customer loyalty program called Club O for which we sell annual memberships. For Club O memberships, we record membership fees as unearned revenue and we recognize revenue ratably over the membership period.

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

We record the standalone value of reward dollars earned in unearned revenue at the time the reward dollars are earned. Club O Reward dollars expire 90 days after the customer's Club O membership expires. We recognize estimated reward dollar breakage, to which we expect to be entitled, over the expected redemption period in proportion to actual redemptions by customers. Upon adoption of Topic 606, Revenue from Contracts with Customers, on January 1, 2018, we began classifying the breakage income related to Club O Reward dollars and gift cards as a component of Retail revenue in our consolidated statements of operations rather than as a component of Other expense, net. In 2018 we also recognized a cumulative adjustment that reduced Accumulated deficit by approximately $5.0 million upon adoption related to the unredeemed portion of our gift cards and loyalty program rewards.

Advertising Revenue

Advertising revenues are derived primarily from sponsored links and display advertisements that are placed on our Website, distributed via email, or sent out as direct mailers. Advertising revenue is recognized in Retail revenue when the advertising services are rendered. Advertising revenues were less than 2% of total net revenues for all periods presented.

Revenue Disaggregation

Disaggregation of revenue by major product line is included in Segment Information in Note 25—Business Segments.

Unearned Revenue

When the timing of our provision of goods or services is different from the timing of the payments made by our customers, we recognize a contract liability (customer payment precedes performance).

Customer orders are recorded as unearned revenue when payment is received prior to delivery of products or services ordered. We record amounts received for Club O membership fees as unearned revenue and we recognize it ratably over the membership period. We record Club O Reward dollars earned from purchases as unearned revenue at the time they are earned based upon the relative standalone selling price of the Club O Reward dollar and we recognize it as Retail revenue in proportion to the estimated pattern of rights exercised by the customer. If reward dollars are not redeemed, we recognize Retail revenue upon expiration. In addition, we sell gift cards and record related unearned revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue from a gift card upon redemption of the gift card. The unredeemed portion of our gift cards are recognized in Retail revenue over the expected redemption period based upon the estimated pattern of rights exercised by the customer.

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

Cost of goods sold

Our Retail cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs, and merchant fees, and is recorded in the same period in which related revenues have been recorded. Our Other cost of goods sold primarily consists of exchange fees, clearing agent fees, and other exchange fees from our broker-dealer subsidiaries in our tZERO segment. These fees are primarily for executing, processing, and settling trades on exchanges and other venues. These fees fluctuate based on changes in trade and share volumes, rate of clearance fees charged by clearing brokers, and exchanges.

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to our Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in Sales and marketing expenses in our consolidated statements of operations. Prepaid advertising is included in Prepaids and other current assets in our consolidated balance sheets.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards at the greater of a straight-line basis or on an accelerated schedule when vesting of the share-based awards exceeds a straight-line basis. When an award is forfeited prior to the vesting date, we recognize an adjustment for the previously recognized expense in the period of the forfeiture. See Note 17—Stock-Based Awards.

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount, or range of amounts, can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred (See Note 14—Commitments and Contingencies).

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including projected future taxable income, scheduled reversals of our deferred tax liabilities, tax planning strategies, and results of recent operations. Our projections of future taxable income are subject to change due to economic, political, and other conditions, such as the COVID-19 pandemic, and significant judgment is required in determining our ability to use our deferred tax assets.
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

Recently adopted accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Topic 326 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. Under the guidance, the measurement of credit losses is based on a current expected credit losses methodology. We adopted the changes under the new standard on January 1, 2020. We utilized a prospective transition approach for our debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of ASU 2016-13. The implementation of ASU 2016-13 did not have a material impact on our consolidated financial statements and disclosures. We will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which amends and provides Codification improvements in order to either clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. For public entities, ASU 2020-10 is required to be adopted for annual periods beginning after December 15, 2020. The Company has completed its analysis of the impact of this guidance and the adoption of this standard will not have a material impact on our consolidated financial statements and related disclosures.

3. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of December 31, 2020 and 2019, as indicated (in thousands):

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market mutual funds	$567	$567	$—	$—
Equity securities, at fair value	1,127	1,127	—	—
Marketable securities, at fair value	1,762	1,762	—	—
Trading securities held in a "rabbi trust" (1)	139	139	—	—
Total assets	$3,595	$3,595	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$148	$148	$—	$—
Total liabilities	$148	$148	$—	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market mutual funds	$2,799	$2,799	$—	$—
Equity securities, at fair value	823	823	—	—
Marketable securities, at fair value	10,308	10,308	—	—
Trading securities held in a "rabbi trust" (1)	116	116	—	—
Total assets	$14,046	$14,046	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$116	$116	$—	$—
Total liabilities	$116	$116	$—	$—
 ___________________________________________
(1)    — Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.
(2)    — Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

4. BUSINESS COMBINATIONS

Bitt, Inc.

In October 2020, Medici Ventures, entered into a Subscription Agreement (the "Agreement") with Bitt Inc. (“Bitt”), a privately-held Barbadian financial technology company that is developing a system whereby the value of the national Barbadian currency (a fiat currency) is directly linked to an equivalent crypto-currency, along with additional crypto-financial technologies. This resulted in an 84% interest in Bitt, and we consolidated the results of Bitt beginning from the acquisition date of October 27, 2020. The acquisition of Bitt fits into the overall business initiatives of Medici Ventures to enable its existing keiretsu companies to extend their operating runway to profitability.

At the time of entering into the Agreement, Medici Ventures held an 18% fully-diluted equity interest in Bitt. We recognized an impairment charge of $813,000 as a result of remeasuring to fair value our 18% equity interest in Bitt held before the business combination which was determined based on the same price per share Medici Ventures provided for the purchase of the common stock, which is the same price per share used to determine the fair value of the noncontrolling interest in the acquiree at the acquisition date. The impairment is included in Other expense, net in our consolidated statement of operations for the year ended December 31, 2020. In consideration of $8.0 million in cash and the conversion of outstanding principal and accumulated interest of $731,000 in senior secured promissory notes (issued during January, March, and July 2020), $4.0 million in convertible promissory notes (issued during February and August 2019) and $4.4 million in convertible receivables for development services (accumulated late 2018 through 2020), Medici acquired a majority equity interest in Bitt bringing our total equity ownership to 84% (on a fully diluted basis).

As of December 31, 2020, our determination and allocation of the purchase price to net tangible and intangible assets was based upon preliminary estimates including Level 3 inputs, which were unobservable (See Note 2—Accounting Policies and Supplemental Disclosures). These inputs included our preliminary estimate of future revenues, operating margins, discount rates, and assumptions about the relative competitive environment. These preliminary estimates include those related to the valuation of the acquired intangible assets, which is not finalized, and the tax effects of this transaction, which are still being evaluated. These preliminary estimates and assumptions could change significantly during the measurement period as we finalize the valuations of the intangible assets acquired and related tax impact. Any change could result in variances between our future financial results and the amounts recognized in the financial information presented below, including variances in fair values recorded, as well as expenses associated with these items.

The preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$(11)
Fair value of equity interest in Bitt held before business combination	680
Fair value of conversion of notes and receivables	9,169
Total transaction consideration, net of cash acquired	$9,838

Allocation
Receivables	$94
Prepaids and other current assets	472
Property and equipment	38
Other long term assets	21
Intangible assets	6,100
Goodwill	7,830
Accrued liabilities	(1,036)
Other current liabilities	(361)
Total net assets	13,158
Fair value of the noncontrolling interest in the acquiree at the acquisition date	(3,320)
Total, net of cash acquired	$9,838

The following table details the identifiable intangible assets acquired at their fair value and their corresponding useful lives at the acquisition date (in thousands):

Intangible Assets	Fair Value	Weighted Average Useful Life (years)
Technology	$6,100	5

Acquired intangible assets primarily include technology. The acquired assets, liabilities, and associated operating results of Bitt were consolidated into our financial statements at the acquisition date. The goodwill recognized arises from both Bitt's workforce and expected cash flow generation for the Bitt business that does not qualify for separate recognition as intangible assets and is assigned to the Bitt reporting unit. None of the goodwill recognized is expected to be deductible for tax purposes. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations, nor were the revenue and earnings since the acquisition date noted above material to our consolidated results of operations.

tZERO Crypto, Inc.

Through a series of transactions in 2018, Medici Ventures acquired a 33% equity interest in tZERO Crypto, Inc. ("tZERO Crypto"), formerly Bitsy, Inc., a U.S.-based startup that built a regulatory-compliant bridge between traditional fiat currencies and cryptocurrencies, allowing customers the ability to store, purchase and sell cryptocurrencies. tZERO Crypto was founded by Steve Hopkins, Overstock's current Vice President of Government, who was Medici Ventures' chief operating officer and general counsel at the time of such transaction who held a significant equity interest in tZERO Crypto. On December 21, 2018, tZERO entered into a stock purchase agreement with the owners of tZERO Crypto to acquire the remaining 67% equity interest for $8.0 million with effective control of tZERO Crypto transferring to tZERO effective January 1, 2019. In connection with the December 2018 stock purchase agreement, Medici Ventures transferred its 33% equity interest in tZERO Crypto to tZERO for a $4.0 million convertible promissory note and an assignment of certain intellectual property to Medici Ventures.

tZERO has expanded the wallet's capabilities and launched it as the tZERO Crypto wallet and exchange service. tZERO plans to offer these services as part of a suite of products that includes a digital wallet and exchange service between traditional fiat currencies and cryptocurrencies.

We estimated the fair value of the acquired assets based on Level 3 inputs, which were unobservable (see Note 2—Accounting Policies and Supplemental Disclosures, Fair value of financial instruments). These inputs included our estimate of future revenues, operating margins, discount rates, and assumptions about the relative competitive environment. As of March 31, 2019, our determination and allocation of the purchase price to net tangible and intangible assets was based upon preliminary estimates. During the quarter ended June 30, 2019, we received the final valuation information and completed our determination and allocation of the purchase price and recognized adjustments to the provisional values as of June 30, 2019, which decreased Intangible assets by $650,000, increased Deferred tax liabilities by $943,000 and resulted in a corresponding increase to Goodwill of $1.7 million. We recognized an impairment of $1.3 million as a result of remeasuring to fair value our 33% equity interest in tZERO Crypto held before the business combination which was based on Level 3 inputs (see Note 2—Accounting Policies and Supplemental Disclosures). The impairment is included in Other expense, net in our consolidated statement of operations for the year ended December 31, 2019.

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

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following (in thousands):

	December 31,
	2020	2019
Credit card receivables, trade	$16,376	$10,515
Accounts receivable, trade	12,418	10,553
Other receivables	2,869	6,134
	31,663	27,202
Less: allowance for credit losses	(1,538)	(2,474)
Total accounts receivable, net	$30,125	$24,728

6. PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid maintenance	$9,156	$6,577
Other current assets	8,365	6,199
Prepaid insurance	4,274	4,241
Prepaid other	3,234	4,434
Prepaid inventories	245	—
Prepaid advertising	155	138
Total prepaids and other current assets	$25,429	$21,589

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31,
	2020	2019
Computer hardware and software, including internal-use software and website development	$228,638	$223,309
Building	69,245	69,266
Land	12,781	12,781
Furniture and equipment	12,660	17,739
Building machinery and equipment	9,793	9,796
Land improvements	7,010	7,003
Leasehold improvements	5,538	11,921
	345,665	351,815
Less: accumulated depreciation	(223,115)	(221,787)
Total property and equipment, net	$122,550	$130,028

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Capitalized internal-use software and website development	$14,216	$12,961	$19,319
Depreciation of internal-use software and website development	14,880	12,920	13,753

Depreciation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Cost of goods sold—Retail	$680	$687	$354
Technology	20,661	20,798	21,894
General and administrative	5,610	4,777	4,163
Total depreciation	$26,951	$26,262	$26,411

During the years ended December 31, 2020 and 2019, we retired $25.1 million and $8.2 million, respectively, of fully depreciated property and equipment that were removed from service in 2020 and 2019.

8. INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net

Intangible assets, net consist of the following (in thousands):

	December 31,
	2020	2019
Intangible assets subject to amortization, gross (1)	$36,367	$30,284
Less: accumulated amortization of intangible assets subject to amortization	(22,370)	(18,528)
Total intangible assets, net	$13,997	$11,756
___________________________________________
(1) — At December 31, 2020, the weighted average remaining useful life for intangible assets subject to amortization was 4.93 years.

Amortization of intangible assets other than goodwill is classified within the corresponding operating expense categories in our consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Technology	$3,589	$3,726	$3,424
Sales and marketing	40	64	460
General and administrative	236	(458)	1,402
Total amortization	$3,865	$3,332	$5,286

General and administrative amortization above for 2019 was net of reversals of $1.4 million due to adjustments to the purchase price allocation for Mac Warehouse.

Estimated amortization expense for the next five years is: $4.5 million in 2021, $3.3 million in 2022, $2.8 million in 2023, $2.0 million in 2024, $1.2 million in 2025 and $126,000 thereafter.

Goodwill

The following table provides information about changes in the carrying amount of goodwill for the periods presented (in thousands):

Amount
Balances as of December 31, 2018 (1)	$22,895
Goodwill acquired during year	1,685
Purchase price adjustment	2,540
Balances as of December 31, 2019 (2)	27,120
Goodwill acquired during year	7,830
Balances as of December 31, 2020 (3)	$34,950
___________________________________________
(1), (2), (3) — Goodwill is net of accumulated impairment loss and other adjustments of $3.3 million.

9. EQUITY SECURITIES

Equity securities and marketable securities under ASC 321

The carrying amount of our equity securities without readily determinable fair values was approximately $3.7 million and $3.9 million at December 31, 2020 and 2019, respectively. Cumulative downward adjustments for price changes and impairments for our equity securities without readily determinable fair values held at December 31, 2020 were $6.4 million, and the cumulative upward adjustments for price changes to equity securities were $958,000 as of December 31, 2020. The impairments and downward adjustments for the period related to equity securities without readily determinable fair values at December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Impairments and downward adjustments of equity securities without readily determinable fair values	$(204)	$(5,708)	$(536)
Upward adjustments of equity securities without readily determinable fair values	—	—	958

Certain of these equity securities and our marketable securities, which had a carrying value of $2.9 million and $11.1 million at December 31, 2020 and 2019, respectively, are carried at fair value based on Level 1 inputs. See Note 2—Accounting Policies and Supplemental Disclosures, Fair value of financial instruments above. The portion of unrealized gains and losses for the period related to equity securities with readily determinable fair value still held at December 31, 2020, 2019 and 2018 is as calculated as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Net (losses) gains recognized during the period on equity securities and marketable securities	$(2,189)	$3,336	$136
Less: Net gains recognized during the period on equity securities and marketable securities sold	2,161	848	—
Unrealized (losses) gains recognized during the reporting period on equity securities and marketable securities still held at the reporting period	$(4,350)	$2,488	$136

Equity securities accounted for under the equity method under ASC 323

Our equity method securities include equity securities in which we can exercise significant influence, but not control, over these entities through either holding more than a 20% voting interest in the entity or through our representation on the entity's board of directors. The following table includes our equity securities accounted for under the equity method and related ownership interest as of December 31, 2020:

Ownership interest
Boston Security Token Exchange LLC	50%
Chainstone Labs, Inc.	29%
FinClusive Capital, Inc.	12%
GrainChain, Inc.	18%
Medici Land Governance, Inc.	35%
Minds, Inc.	23%
PeerNova, Inc.	11%
SettleMint NV	29%
Spera, Inc.	19%
VinX Network Ltd.	39%
Voatz, Inc.	20%

The carrying amount of our equity method securities was approximately $42.5 million and $37.3 million at December 31, 2020 and 2019, respectively.

The following table summarizes the net losses recognized on equity method securities recorded in Other expense, net in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year ended December 31,
	2020	2019	2018
Net loss recognized on our proportionate share of the net losses of our equity method securities and amortization of the basis difference	$14,459	$7,734	$3,869
Impairments on equity method securities	813	1,382	—
Net loss recognized during the period on equity method securities sold	—	524	—

For certain of these entities, we provide developer services. For the years ended December 31, 2020, 2019, and 2018, we recognized $9.0 million, $2.7 million, and $2.4 million, respectively, of revenue in Other Revenue on our consolidated statements of operations for developer and other secondment services provided to certain of these entities that are accounted for under the equity method.

We are party to notes receivable agreements with certain of these equity method entities. The carrying amount of these notes receivables, including accrued interest, was $1.6 million and $4.6 million at December 31, 2020 and 2019, respectively, which are included in Other long-term assets, net in the consolidated balance sheets.

Regulation S-X Rule 4-08(g)

For the period ended December 31, 2020, certain investments subject to Regulation S-X Rule 4-08(g) held by the Company in aggregate have met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized financial information for these significant investees that qualified as equity method securities during the respective periods presented as practicable for the year ended December 31, 2020 and such information is as follows (in thousands):

December 31,
Balance Sheet	2020
Assets	$45,926
Liabilities	(24,891)
Equity	$(21,035)

Year ended December 31,
Results of Operations	2020
Revenues	$4,788
Net loss	(36,625)

10. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation and other related costs	$43,066	$13,012
Accrued marketing expenses	20,687	13,063
Accounts payable accruals	20,471	15,692
Allowance for returns	19,190	11,107
Sales and other taxes payable	11,647	10,105
Accrued freight	9,309	5,954
Other accrued expenses	8,649	9,714
Accrued loss contingencies	2,576	9,550
Total accrued liabilities	$135,595	$88,197

11. UNEARNED REVENUE

Unearned revenue consists of the following (in thousands):

	December 31,
	2020	2019
Payments received prior to product delivery	$46,439	$21,951
Club O membership fees and reward points	14,860	11,363
In store credits	9,207	6,338
Unredeemed gift cards	1,143	955
Other	662	1,214
Total unearned revenue	$72,311	$41,821

12. BORROWINGS

2020 loan agreements

In March 2020, we entered into two loan agreements. The loan agreements provide a $34.5 million Senior Note, carrying interest at an annual rate of 4.242%, and a $13.0 million Mezzanine Note, carrying interest at an annual rate of 5.002%. The loans carry a blended annual interest rate of 4.45%. The Senior Note is for a 10-year term (stated maturity date is March 6, 2030) and requires interest only payments, with the principal amount and any then unpaid interest due and payable at the end of the 10-year term. The Mezzanine Note has a stated 10-year term, though the agreement requires principal and interest payments monthly over approximately a 46-month payment period. Our debt issuance costs and debt discount are amortized using the straight-line basis which approximates the effective interest method.

As of December 31, 2020, the total outstanding debt on these loans was $44.2 million, net of $600,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $2.9 million.

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

Future principal payments on our total debt as of December 31, 2020, are as follows (in thousands):

Payments due by period
2021	$3,030
2022	3,447
2023	3,606
2024	282
2025	—
Thereafter	34,500
$44,865

13. LEASES

We have operating and finance leases for warehouses, office space, data centers, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year. We note our finance leases are immaterial to our financial statements as a whole and thus are not discussed below. Variable lease costs include executory costs, such as taxes, insurance, and maintenance.

The following table provides a summary of leases by balance sheet location (in thousands):

	December 31, 2020	December 31, 2019
Operating right-of-use assets	$24,523	$25,384
Operating lease liabilities, current	6,630	6,603
Operating lease liabilities, non-current	20,305	21,554

The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2020	2019
Operating lease cost	$7,852	$9,765
Short-term lease cost	29	96
Variable lease cost	1,576	1,848

The following tables provides a summary of other information related to leases (in thousands):

	Years ended December 31,
	2020	2019
Cash payments included in operating cash flows from lease arrangements	$8,067	$10,925
Right-of-use assets obtained in exchange for new operating lease liabilities	5,683	17,947
Derecognition of right-of-use assets due to reassessment of lease term	701	16,855

The following table provides a summary of balance sheet information related to leases:

	December 31,
	2020	2019
Weighted-average remaining lease term—operating leases	5.46 years	5.86 years
Weighted-average discount rate—operating leases	7%	8%

Maturity of lease liabilities under our non-cancellable operating leases as of December 31, 2020, are as follows (in thousands):

Payments due by period
2021	$8,412
2022	7,110
2023	5,724
2024	3,902
2025	1,795
Thereafter	5,853
Total lease payments	32,796
Less interest	(5,861)
Present value of lease liabilities	$26,935

14. COMMITMENTS AND CONTINGENCIES

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

In September 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California, alleging that we infringed a patent covering search and categorization software. We believe that certain third-party vendors of products and services sold to us are contractually obligated to indemnify us, and we have tendered defense of the case to an indemnitor who accepted the defense. In April 2016, the court entered an order partially dismissing the claims against us. In May 2016, the plaintiff filed an amended complaint, and we filed our answer. In March 2020, the court entered a judgment of non-infringement in our favor and against the plaintiff. In June 2020, the plaintiff filed an appeal to the United States District Court of Appeals for the Federal Circuit. No estimate of the possible loss or range of loss can be made. We intend to vigorously defend this appeal.

As previously disclosed, in February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. In December 2018, we received a follow-up request from the SEC relating to its investigation and relating to GSR Capital Ltd., a Cayman Islands exempted company ("GSR"). On October 7, 2019, we received a subpoena from the SEC requesting documents and other information related to the Series A-1 Preferred stock dividend we announced to stockholders in June 2019 (the "Dividend") (discussed below in Note 16—Stockholders' Equity) and requesting 10b5-1 plans entered into by certain officers and directors that were in effect during the period of January 1, 2018 through October 7, 2019. In December 2019, we received a subpoena from the SEC requesting documents related to the GSR transaction and the alternative trading system run by tZERO ATS, LLC. We received another subpoena from the SEC in December 2019 requesting our insider trading policies as well as certain employment and consulting agreements. We have also previously received requests from the SEC regarding GSR and our communications with our former Chief Executive Officer and Director, Patrick Byrne, and the matters referenced in the December 2019 subpoenas. In May 2020, we received a subpoena from the SEC requesting additional information related to the ATS. In January 2021, we received a subpoena from the SEC requesting information regarding our Retail guidance in 2019 and certain communications with current and former executives, board members, and investors. We are cooperating with the SEC's investigation, have provided documents requested in voluntary requests and the 2019 and 2020 subpoenas, and continue to provide documents requested in the 2021 subpoena.

tZERO's broker-dealer subsidiaries are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. Each of SpeedRoute LLC ("SpeedRoute"), tZERO Markets, LLC ("tZERO Markets"), and tZERO ATS, LLC is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 ("Exchange Act") and in the states in which it conducts securities business and is a member of FINRA and other SROs (as applicable). In addition, tZERO ATS, LLC owns and operates an alternative trading system. Each of SpeedRoute, tZERO Markets and tZERO ATS, LLC is subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and SROs with which it is registered or licensed or of which it is a member. Moreover, as a result of tZERO's projects seeking to apply distributed ledger technologies to the capital markets, tZERO's subsidiaries have been, and remain involved in, ongoing oral and written communications with regulatory authorities. As previously disclosed, tZERO's broker-dealer subsidiaries are currently undergoing various examinations, inquiries, and/or investigations undertaken by various regulatory authorities, which may result in financial and other settlements or penalties.

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

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former chief executive officer and former chief financial officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), Section 20(A) of the Exchange Act. On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming the Company and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our president of Retail, our former chief executive officer, and our former chief financial officer. We filed a motion to dismiss and on September 28, 2020, the court granted our motion and entered a judgment in our favor. The plaintiffs filed a motion to amend their complaint on October 23, 2020 and filed a notice of appeal on October 26, 2020. The United States District Court of Utah granted the plaintiffs' motion to amend their complaint on January 6, 2021 and the Tenth Circuit Court dismissed the plaintiffs' appeal on January 8, 2021. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend this consolidated action.

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

On April 23, 2020, a putative class action lawsuit was filed against us in the Circuit Court of the County of St. Louis, State of Missouri, alleging that we over-collected taxes on products sold into the state of Missouri. We removed the case to United States District Court, Eastern District of Missouri on May 22, 2020, and on February 9, 2021, the case against us was dismissed.

We establish liabilities when a particular contingency is probable and estimable. At December 31, 2020 and 2019, we have accrued $2.6 million and $9.6 million, respectively, which are included in Accrued liabilities in our consolidated balance sheets. The decrease in our estimated liability for these amounts included in Accrued liabilities at December 31, 2019 was primarily attributable to the reversal of an $8.6 million legal settlement accrual due to a ruling in our favor during the second quarter of 2020. The expense associated with this litigation charge was included in General and administrative expense in our consolidated statement of operations for the year ended December 31, 2018 and the subsequent reversal gain is included in the same as of December 31, 2020. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

On May 19, 2020, we completed the distribution of our previously announced digital dividend (the "Dividend") payable in shares of our Series A-1 preferred stock. The Dividend was paid out at a ratio of 1:10, so that one share of Series A-1 preferred stock was issued for every ten shares of OSTK common stock, for every ten shares of Series A-1 preferred stock, and for every ten shares of Series B preferred stock held by all holders of such shares as of April 27, 2020, the record date for the Dividend. We recognized 4,085,445 shares of Series A-1 preferred stock declared but not yet distributed as of December 31, 2019. On May 19, 2020, 4,079,030 shares of Series A-1 preferred stock were distributed based on the shares outstanding and holders at the record date.

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

Except as required by law, the preferred shares are intended to have voting and dividend rights similar to those of one share of common stock. Preferred shares rank senior to common stock with respect to dividends. Holders of the preferred shares are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds of the Company legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the preferred shares are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2019 and 2020.

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

JonesTrading Sales Agreement

We entered into an Amended and Restated Capital on DemandTM Sales agreement dated June 26, 2020 with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"), under which we may conduct "at the market" public offerings of our common stock. Under the sales agreement, JonesTrading and D.A. Davidson, acting as our agents, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the sales agreement, but we may do so from time to time. For the year ended December 31, 2020, we did not sell any shares of our common stock pursuant to the sales agreement but have received $2.8 million of proceeds that was included in Accounts receivable, net on our consolidated balance sheet at December 31, 2019 for the sale of an aggregate 415,904 shares of our common stock under the prior iteration of the agreement that were executed in late December 2019. For the year ended December 31, 2019, we sold 7,590,498 shares of our common stock pursuant to the sales agreement and received $85.8 million in proceeds, including $2.8 million of proceeds included in Accounts receivable, net on our consolidated balance sheet, net of $2.0 million of offering costs, including commissions paid to JonesTrading. As of December 31, 2020, we had $150.0 million available under our "at the market" sales program.

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

17. STOCK-BASED AWARDS

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

	Years ended December 31,
	2020	2019	2018
Cost of goods sold — Retail	$169	$212	$201
Sales and marketing	799	1,941	1,728
Technology	2,296	5,796	2,066
General and administrative	9,666	10,280	10,361
Total stock-based compensation expense	$12,930	$18,229	$14,356

Overstock restricted stock awards

The Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan (the "Plan") provides for the grant of incentive stock options to employees and directors of the Company and non-qualified stock options to consultants, as well as restricted stock units and other types of equity awards of the Company. For the years ended December 31, 2020, 2019 and 2018, the Compensation Committee of the Board of Directors approved grants of 484,000, 982,000 and 387,000 restricted stock awards, respectively, to our officers, board members and employees. These restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year; subject to the recipient's continuing service to us. In addition to our traditional equity awards, during the quarter ended March 31, 2019, we granted 502,765 restricted stock awards with a cumulative grant date fair value of $8.6 million which vested over a one-year period, which awards are included in the 982,000 total grants above. At December 31, 2020, there were 639,000 unvested restricted stock awards that remained outstanding. At December 31, 2020, 2.0 million shares of stock remained available for future grants under the Plan.

The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is either recognized on a straight-line basis over the vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2020, 2019 and 2018 was $10.39, $17.80 and $65.42, respectively.

The following table summarizes restricted stock award activity (in thousands, except fair value data):

	2020		2019		2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	1,051	$26.22	559	$44.08	540	$17.05
Granted at fair value	484	10.39	982	17.80	387	65.42
Vested	(710)	23.58	(270)	34.92	(234)	17.68
Forfeited	(186)	23.43	(220)	23.36	(134)	42.85
Outstanding—end of year	639	$17.98	1,051	$26.22	559	$44.08

Medici Ventures stock options

The Medici Ventures, Inc. 2017 Stock Option Plan, as amended, provides for the grant of options to employees and directors of and consultants to Medici Ventures to acquire up to 9% of the authorized shares of Medici Ventures' common stock. Medici Ventures authorized 1.5 million shares, 900,000 of which are issued and outstanding to Overstock, and 130,000 of which are subject to the 2017 Stock Option Plan. The remaining 470,000 are authorized but unissued. Options vested under this plan expire at the end of ten years. During the year ended December 31, 2020, Medici Ventures granted 13,650 stock options with a cumulative grant date fair value of $282,000 which vest over a three-year period. During the year ended December 31, 2019, Medici Ventures granted 27,550 stock options with a cumulative grant date fair value of $2.4 million which vest over a three-year period.

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

During the year ended December 31, 2020, tZERO granted 60,000 stock option awards with a cumulative grant date fair value of $46,000. In June 2020, tZERO restructured its outstanding equity awards through the amendment and cancellation of each of its outstanding stock option awards in favor of the issuance of restricted stock unit awards, with each participant under its plan receiving one restricted stock unit for each stock option canceled. In addition to the original service-based vesting condition (generally three years), the restricted stock unit awards include an added performance-based vesting condition that a liquidity event must occur in order for the restricted stock unit awards to vest. The exchange was accounted for as a Type II modification with an incremental fair value of $6.9 million for the modified awards which will be expensed for the fully vested portion of the grant once the performance-based vesting condition becomes probable and the remaining fair value of the grant will be expensed on a straight-lined basis over the remaining vesting period. As such, no incremental compensation cost was recognized on the modification date. The original grant date fair value of the stock option awards exchanged for restricted stock unit awards will continue to be expensed on a straight-line basis over their remaining vesting period. During the year ended December 31, 2020, tZERO granted 11,528,016 restricted stock unit awards, including 7,851,016 restricted stock unit awards related to the exchange of stock option unit awards for restricted stock unit awards. The incremental restricted stock unit awards granted that were not part of the exchange totaled 3,677,000 and had a cumulative grant date fair value of $3.5 million which will be expensed for the fully service-based vested portion of the grant once the performance-based vesting condition becomes probable and the remaining fair value of the grant will be expensed on a straight-line basis over the remaining service-based vesting period. During the year ended December 31, 2019, tZERO granted options to acquire 3,477,760 shares (post-stock split) of its stock with a cumulative grant date fair value of $521,000 which are expensed on a straight-line basis over the vesting period of three years. Options vested under this plan expire at the end of ten years. Additionally, during the year ended December 31, 2019, tZERO granted 260,500 restricted stock awards with a cumulative grant date fair value of $795,000 which are expensed on a straight-line basis over a cliff vesting period of two years.

18. EMPLOYEE RETIREMENT PLAN

We have a 401(k) defined contribution plan which permits participating employees to defer a portion of their compensation, subject to limitations established by the Internal Revenue Code. During the years ended December 31, 2020, 2019 and 2018, employees who completed 3 months of service and are 21 years of age or older are qualified to participate in the plan which matches 100% of the first 6% of each participant's contributions to the plan subject to IRS limits. Matching contributions vest immediately. Participant contributions also vest immediately. Our matching contribution totaled $6.1 million, $5.8 million and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. We made no discretionary contributions to eligible participants for the years ended December 31, 2020, 2019 and 2018, respectively.

19. REVENUE AND CONTRACT LIABILITY

Unearned revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the period (in thousands):

Amount
Unearned revenue at December 31, 2018	$50,578
Increase due to deferral of revenue at period end	36,622
Decrease due to beginning contract liabilities recognized as revenue	(45,379)
Unearned revenue at December 31, 2019	41,821
Increase due to deferral of revenue at period end	65,828
Decrease due to beginning contract liabilities recognized as revenue	(35,338)
Unearned revenue at December 31, 2020	$72,311

Our total unearned revenue related to outstanding Club O Reward dollars was $8.6 million and $6.7 million at December 31, 2020 and 2019, respectively. Breakage income related to Club O Reward dollars and gift cards are recognized as a component of Retail revenue in our consolidated statements of operations. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Breakage included in revenue was $5.4 million, $4.2 million, and $5.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Sales returns allowance

The following table provides additions to and deduction from the sales returns allowance (in thousands):

Amount
Allowance for returns at December 31, 2017	$17,391
Additions to the allowance	174,864
Deductions from the allowance	(176,994)
Allowance for returns at December 31, 2018	15,261
Additions to the allowance	117,040
Deductions from the allowance	(121,194)
Allowance for returns at December 31, 2019	11,107
Additions to the allowance	204,810
Deductions from the allowance	(196,727)
Allowance for returns at December 31, 2020	$19,190

20. OTHER EXPENSE, NET

Other expense, net consisted of the following (in thousands):

	Years ended December 31,
	2020	2019	2018
Gain on deconsolidation of net assets of Medici Land Governance, Inc.	$10,741	$—	$—
Gain/(loss) on equity securities and marketable securities	(2,188)	2,358	1,084
Equity method losses	(14,459)	(7,734)	(3,869)
Impairment of equity securities	(1,017)	(7,090)	(536)
Other	2,095	(35)	(167)
Total other expense, net	$(4,828)	$(12,501)	$(3,488)

21. INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years ended December 31,
	2020	2019	2018
United States income (loss)	$46,621	$(134,934)	$(219,585)
Foreign income (loss)	539	399	(369)
Total income (loss) before income taxes	$47,160	$(134,535)	$(219,954)

The provision (benefit) for income taxes for 2020, 2019 and 2018 consists of the following (in thousands):

	Years ended December 31,
	2020	2019	2018
Current:
Federal	$—	$(49)	$(57)
State	890	195	(141)
Foreign	74	158	44
Total current	964	304	(154)
Deferred:
Federal	36	(99)	(1,583)
State	7	(18)	(645)
Foreign	(18)	(2)	(2)
Total deferred	25	(119)	(2,230)
Total provision (benefit) for income taxes	$989	$185	$(2,384)

The provision (benefit) for income taxes for 2020, 2019 and 2018 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to income (loss) before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2020	2019	2018
U.S. federal income tax provision (benefit) at statutory rate	$9,904	$(28,252)	$(46,190)
Stock based compensation expense	1,827	1,440	(1,260)
Remeasurement of equity securities due to MLG deconsolidation	1,745	—	—
State income tax expense, net of federal benefit	1,382	(4,952)	(8,289)
Remeasurement of equity securities due to Bitt consolidation	1,009	—	—
Gain on subsidiary stock	360	193	2,192
Delaware gift card litigation charge and reversal	(1,022)	—	1,022
Research and development credit	(1,772)	(2,014)	(1,734)
Change in valuation allowance	(13,066)	32,333	51,245
Other, net	622	1,437	630
Total provision (benefit) for income taxes	$989	$185	$(2,384)

The components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$88,990	$104,153
Research and development tax credits	20,067	17,922
Accrued expenses	11,915	9,893
Basis difference in equity securities	8,079	7,075
Operating lease liabilities	6,604	6,970
Intangible assets	2,897	4,130
Reserves and other	3,877	4,018
Interest expense carryforward	1,799	677
Fixed assets	—	608
Other tax credits and carryforwards	253	300
Gross deferred tax assets	144,481	155,746
Valuation allowance	(134,305)	(146,856)
Total deferred tax assets	10,176	8,890
Deferred tax liabilities:
Operating lease right-of-use assets	(6,152)	(6,263)
Fixed assets	(2,236)	—
Goodwill	(934)	(677)
Prepaid expenses	(777)	(810)
Marketable securities	(218)	(1,068)
Total deferred tax liabilities	(10,317)	(8,818)
Total deferred tax assets (liabilities), net	$(141)	$72

At December 31, 2020, we have federal net operating loss carryforwards with no expiration date of approximately $289.6 million; the utilization of these net operating loss carryforwards is limited to 80% of taxable income in any given year. We also have federal net operating loss carryforwards of approximately $56.7 million which expire between 2027 and 2037. We have state net operating loss carryforwards with no expiration date of approximately $119.5 million; the utilization of these net operating loss carryforwards is limited to 80% of taxable income in most states in any given year. We also have state net operating loss carryforwards of approximately $70.4 million which expire in 2021, $16.2 million which expire in 2022, and $130.0 million that expire between 2024 and 2039.

At December 31, 2020, we have federal research credit carryforwards of approximately $21.7 million that expire between 2027 and 2040. We also have state research credit carryforwards of approximately $8.6 million that expire between 2021 and 2034. Ownership changes under Internal Revenue Code Section 382 could limit the amount of net operating losses or credit carryforwards that can be used in the future.

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have no carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended December 31, 2020, as a significant piece of objective negative evidence. However, we have seen a reduction in our cumulative loss year over year as we generated income in the current year. We utilized significant deferred tax assets in the form of federal net operating losses in the current year, resulting in an overall reduction in the amount of valuation allowance recorded against our net deferred tax assets.

We have also considered the magnitude and duration of past losses and the magnitude and duration of current profitability as well as changes in the factors that drove losses in the past and those currently driving profitability. As a result of the COVID-19 pandemic and resulting state and local government mandates of home confinement and closure of many brick-and-mortar stores, we have seen strong trends to online sales as consumers migrate to online shopping. We saw our Retail product sales accelerate at the end of March through December 31, 2020, returning the Retail segment to profitability after generating substantial operating losses for the years ended December 31, 2019, 2018 and 2017. We continue to monitor, evaluate, and manage our operating plans and forecasts in light of the most recent developments driven by the COVID-19 pandemic.

We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to our more recent operating results, utilization of net operating losses, and subjective evidence such as long-term projections for growth. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

A reconciliation of the beginning and ending unrecognized tax benefits, excluding interest and penalties, as of December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Beginning balance	$9,058	$7,974	$6,964
Additions for tax positions related to the current year	971	1,064	1,013
Additions (reductions) for tax positions taken in prior years	(35)	20	332
Reduction for tax positions settled by utilizing tax attributes	—	—	(335)
Reduction due to settlements	(301)	—	—
Reduction due to cash payments	(55)	—	—
Ending balance	$9,638	$9,058	$7,974

Included in the balance of unrecognized tax benefits as of December 31, 2020, 2019 and 2018, are approximately $9.6 million, $9.1 million, and $8.0 million, respectively, of tax benefits that, if recognized and the valuation allowance against our net deferred tax assets were released, would affect the effective tax rate. We believe it is reasonably possible that these unrecognized tax benefits will continue to increase in the future.

Accrued interest and penalties on unrecognized tax benefits as of December 31, 2020 and 2019 were $340,000 and $567,000, respectively.

We are subject to taxation in the United States and various state and foreign jurisdictions. Tax years beginning in 2016 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

We have indefinitely reinvested foreign earnings of $3.8 million at December 31, 2020. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

22. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31,
	2020	2019	2018
Numerator:
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$56,001	$(121,841)	$(206,070)
Less: Preferred stock converted to common stock	—	—	3,098
Less: Preferred stock TZROP repurchase loss	—	(425)	—
Less: Preferred stock dividends—declared and accumulated	731	894	77
Undistributed income (loss)	55,270	(122,310)	(209,245)
Less: Undistributed income (loss) allocated to participating securities	3,763	(1,665)	(4,368)
Net income (loss) attributable to common stockholders	$51,507	$(120,645)	$(204,877)
Denominator:
Weighted average shares of common shares outstanding—basic	41,217	34,865	29,976
Effect of dilutive securities:
Stock options and restricted stock awards	390	—	—
Weighted average shares of common shares outstanding—diluted	41,607	34,865	29,976
Net income (loss) per share of common stock:
Basic	$1.25	$(3.46)	$(6.83)
Diluted	$1.24	$(3.46)	$(6.83)

The 2019 basic and diluted net loss per common share computations reflect the Dividend declared on July 30, 2019 that was payable in shares of our Series A-1 preferred stock and subsequently distributed on May 19, 2020.

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2020	2019	2018
Stock options and restricted stock units	228	1,051	543
Common shares issuable under stock warrant	—	—	21

23. RELATED PARTY TRANSACTIONS

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

tZERO Crypto Agreement

In July 2018, Medici Ventures entered into a stock purchase agreement with tZERO Crypto, Inc. ("tZERO Crypto"), formerly Bitsy, Inc. tZERO Crypto was founded by Steve Hopkins, Overstock's current Vice President of Government, who was Medici Ventures' chief operating officer and general counsel at the time of such transaction, and who held a significant equity interest in tZERO Crypto. On December 21, 2018, tZERO entered into a stock purchase agreement with the owners of tZERO Crypto to acquire the remaining 67% equity interest for $8.0 million with effective control of tZERO Crypto transferring to tZERO effective January 1, 2019. In connection with the December 2018 stock purchase agreement, Medici Ventures transferred its 33% equity interest in tZERO Crypto to tZERO for a $4.0 million convertible promissory note due December 31, 2020 and an assignment of certain intellectual property to Medici Ventures.

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

Medici Land Governance

During 2018 Medici Land Governance Inc., a Delaware public benefit corporation ("MLG"), was formed by Medici Ventures with Dr. Byrne. Medici Ventures contributed certain of its assets, including intellectual property relating to technologies regarding land governance and property rights and at the same time Dr. Byrne personally contributed $6.7 million in cash to MLG. As a result of the transactions described above, Medici Ventures held approximately 57% of the outstanding capital stock of MLG, and Dr. Byrne held approximately 43% of the outstanding capital stock of MLG. In February 2020, MLG consummated the sale of shares of its capital stock to an unrelated third party. Upon completion of the transaction, our indirect ownership in MLG was reduced from 57% to 35% of MLG's outstanding shares capital stock.

24. BROKER-DEALERS

tZERO wholly owns three broker-dealers, SpeedRoute and tZERO ATS, LLC, which were acquired in January 2016 and tZERO Markets, LLC, whose broker-dealer registration with the SEC became effective in September 2020.

SpeedRoute is an electronic, agency-only, FINRA-member broker-dealer that provides connectivity for its clients to U.S. equity exchanges as well as off-exchange sources of liquidity such as alternate trading systems. All of SpeedRoute's clients are registered broker-dealers. SpeedRoute does not hold, own, or sell securities.
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

tZERO Markets, LLC is a FINRA-member broker-dealer that provides online brokerage services, supporting the trading of digital securities on the tZERO ATS. It launched its web application and began opening individual retail accounts in October 2020.

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

	December 31,
	2020	2019
SpeedRoute
Net capital	$2,360	$850
Required net capital	319	145
Net capital, in excess of required	$2,041	$705
Net capital ratio	2.03	2.56

tZERO ATS, LLC
Net capital	$822	$110
Required net capital	5	5
Net capital, in excess of required	$817	$105
Net capital ratio	0.04	0.27

tZERO Markets, LLC
Net capital	$1,576	$—
Required net capital	50	—
Net capital, in excess of required	$1,526	$—
Net capital ratio	0.07	—

Each of tZERO's broker-dealers did not have any securities owned or securities sold, not yet purchased at December 31, 2020 and 2019.

25. BUSINESS SEGMENTS

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

Our MVI segment primarily consists of costs incurred to create or foster a set of products and solutions that leverage blockchain technology to generate efficiencies and increase security and control through our Medici Ventures initiatives, excluding intercompany transactions eliminated in consolidation. MVI was identified as a reportable segment separate from Other during 2019. We have recast prior period segment information to conform with current year presentation.

Other consists of our unallocated corporate support costs, Bitt, and Medici Land Governance. We deconsolidated Medici Land Governance consolidated net assets and noncontrolling interest from our consolidated financial statements beginning on February 22, 2020, the date that control ceased.

We do not allocate assets between our segments for our internal management purposes, and as such, they are not presented here. There were no significant inter-segment sales or transfers during the years ended December 31, 2020, 2019 and 2018.

The following table summarizes information about reportable segments and a reconciliation to consolidated net income (loss) for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Retail	tZERO	MVI	Other	Total
2020
Net revenue	$2,493,915	$45,792	$9,664	$412	$2,549,783
Cost of goods sold	1,922,559	38,033	9,656	2	1,970,250
Gross profit	571,356	7,759	8	410	579,533
Operating expenses (1)	457,110	47,084	11,540	11,573	527,307
Interest and other income (expense), net (2)	(225)	(6,348)	1,509	(2)	(5,066)
Income (loss) before income taxes	$114,021	$(45,673)	$(10,023)	$(11,165)	47,160
Provision for income taxes					989
Net income (3)					$46,171

2019
Net revenue	$1,434,974	$21,582	$2,749	$113	$1,459,418
Cost of goods sold	1,147,025	16,551	2,749	—	1,166,325
Gross profit	287,949	5,031	—	113	293,093
Operating expenses (1)	332,372	54,911	14,778	14,521	416,582
Interest and other income (expense), net (2)	559	2,442	(14,039)	(8)	(11,046)
Loss before income taxes	$(43,864)	$(47,438)	$(28,817)	$(14,416)	(134,535)
Provision for income taxes					185
Net loss (3)					$(134,720)

2018
Net revenue	$1,800,187	$19,043	$2,362	$—	$1,821,592
Cost of goods sold	1,452,195	13,127	2,362	—	1,467,684
Gross profit	347,992	5,916	—	—	353,908
Operating expenses	506,113	47,006	8,316	9,679	571,114
Interest and other income (expense), net (2)	(476)	233	(2,498)	(7)	(2,748)
Loss before income taxes	$(158,597)	$(40,857)	$(10,814)	$(9,686)	(219,954)
Benefit for income taxes					(2,384)
Net loss (3)					$(217,570)
___________________________________________
(1)    — Corporate support costs for the year ended December 31, 2020 have been allocated $39.8 million, $3.8 million, $4.7 million, and $9.1 million, to Retail, tZERO, MVI, and Other, respectively. Unallocated corporate support costs of $8.9 million are included in Other. Corporate support costs for the year ended December 31, 2019 have been allocated $42.0 million, $6.0 million, $4.2 million, and $7.8 million, to Retail, tZERO, MVI, and Other, respectively. Unallocated corporate support costs of $6.0 million are included in Other.
(2)    — Excludes intercompany transactions eliminated in consolidation, which consist primarily of service fees and interest. The gross amounts of these intercompany transactions were $5.1 million, $2.7 million, and $3.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)    — Net income (loss) presented for segment reporting purposes is before any adjustments attributable to noncontrolling interests.

Upon deconsolidation of MLG, we recognized our retained equity interest in MLG as an equity method security held by our MVI segment which resulted in a $10.7 million gain included in Interest and other income (expense), net in the table above for our MVI segment for the year ended December 31, 2020. See Note 2—Accounting Policies and Supplemental Disclosures, Principles of consolidation, for additional details on the gain recognized.

For the years ended December 31, 2020, 2019 and 2018, substantially all our sales revenues were attributable to customers in the United States. At December 31, 2020 and 2019, substantially all our property and equipment were located in the United States.

26. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2020. We have prepared this information on the same basis as the consolidated statements of operations and the information includes all adjustments that we consider necessary for a fair statement of its financial position and operating results for the quarters presented.

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Retail	$339,598	$766,956	$717,695	$669,666
Other	11,975	15,588	13,956	14,349
Total net revenue	351,573	782,544	731,651	684,015
Cost of goods sold
Retail	265,392	589,044	548,982	519,141
Other	10,341	13,618	11,901	11,831
Total cost of goods sold	275,733	602,662	560,883	530,972
Gross profit	75,840	179,882	170,768	153,043
Operating expenses:
Sales and marketing	36,762	79,790	72,010	74,484
Technology	32,796	33,678	34,984	35,540
General and administrative	32,426	27,371	34,225	33,241
Total operating expenses	101,984	140,839	141,219	143,265
Operating income (loss)	(26,144)	39,043	29,549	9,778
Interest income	272	614	402	445
Interest expense	(200)	(588)	(579)	(604)
Other income (expense), net	6,683	(4,171)	(7,526)	186
Income (loss) before income taxes	(19,389)	34,898	21,846	9,805
Provision (benefit) for income taxes	176	517	620	(324)
Net income (loss)	(19,565)	34,381	21,226	10,129
Less: Net loss attributable to noncontrolling interests	(3,232)	(1,975)	(2,165)	(2,458)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(16,333)	$36,356	$23,391	$12,587
Net income (loss) per share of common stock:
Net income (loss) attributable to common shares—basic	$(0.40)	$0.85	$0.50	$0.26
Net income (loss) attributable to common shares—diluted	$(0.40)	$0.84	$0.50	$0.26
Weighted average shares of common stock outstanding:
Basic	40,158	40,329	41,595	42,765
Diluted	40,158	40,590	42,202	43,326

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Retail	$362,625	$367,475	$340,798	$364,076
Other	5,104	6,234	6,301	6,805
Total net revenue	367,729	373,709	347,099	370,881
Cost of goods sold
Retail	290,640	294,984	272,545	288,856
Other	3,965	4,826	5,006	5,503
Total cost of goods sold	294,605	299,810	277,551	294,359
Gross profit	73,124	73,899	69,548	76,522
Operating expenses:
Sales and marketing	33,477	34,560	34,215	40,868
Technology	35,433	33,153	32,782	33,970
General and administrative	40,232	31,964	32,681	33,247
Total operating expenses	109,142	99,677	99,678	108,085
Operating loss	(36,018)	(25,778)	(30,130)	(31,563)
Interest income	403	630	449	315
Interest expense	(127)	(105)	(57)	(53)
Other income (expense), net	(6,272)	(2,995)	(4,781)	1,547
Loss before income taxes	(42,014)	(28,248)	(34,519)	(29,754)
Provision (benefit) for income taxes	878	(622)	23	(94)
Net loss	(42,892)	(27,626)	(34,542)	(29,660)
Less: Net loss attributable to noncontrolling interests	(3,648)	(2,945)	(3,604)	(2,682)
Net loss attributable to stockholders of Overstock.com, Inc.	$(39,244)	$(24,681)	$(30,938)	$(26,978)
Net loss per share of common stock:
Net loss attributable to common shares—basic	$(1.18)	$(0.69)	$(0.89)	$(0.73)
Net loss attributable to common shares—diluted	$(1.18)	$(0.69)	$(0.89)	$(0.73)
Weighted average shares of common stock outstanding:
Basic	32,370	35,225	35,241	36,573
Diluted	32,370	35,225	35,241	36,573

27. SUBSEQUENT EVENTS

Pelion Transaction Agreement

On January 25, 2021, we entered into a Transaction Agreement (the "Transaction Agreement") with Medici Ventures, Pelion, and Pelion, Inc., pursuant to which the parties have agreed, among other things, that: (i) Medici Ventures will become a Delaware limited partnership (the "Medici Closing"), (ii) pursuant to the terms and subject to the conditions of a limited partnership agreement to be entered into on the date of the Medici Closing (the "Limited Partnership Agreement"), Pelion will become the sole general partner of the Partnership, and we (along with any other stockholders of Medici Ventures at the time of the Medici Closing), will become the limited partners of the Partnership, (iii) prior to the Medici Closing, the Company will convert the outstanding intercompany debt owed to us by Medici Ventures into shares of common stock of Medici Ventures; and (iv) prior to the Medici Closing, we will convert our intercompany debt from tZERO, into tZERO outstanding common stock, leaving Medici Ventures with not more than 48% of tZERO outstanding common stock, in each case, on the terms and subject to the conditions set forth in the Transaction Agreement and the relevant definitive agreements to be entered into in connection therewith. The debt conversion outlined in (iii) and (iv) above was subsequently completed leaving Medici Ventures with 44% of tZERO's outstanding common stock and Overstock with 43%.

After closing, the Pelion entity will have sole authority and responsibility regarding investing decisions, appointing board members of the portfolio companies, and exercising all shareholder rights for assets Medici Ventures currently holds. Pursuant to the terms of the Limited Partnership Agreement, we and any other limited partners agree to make a capital commitment of $44.6 million to the Partnership in proportion to our equity interest in the Partnership. The capital commitments may be called in one or more cash installments as specified by the general partner upon 10 business days' prior written notice.

In addition, Medici Ventures has commenced a tender offer (the “Tender Offer”) to all the holders of the outstanding vested or unvested options to acquire shares of Medici Ventures. Subject to applicable law, Medici Ventures will purchase for cancellation any and all properly and validly tendered options. Medici Ventures has the option to extend the tender offer should it choose to do so.

Consummation of the Medici Closing is subject to applicable regulatory approvals and other closing requirements, including money transmitter licenses, and other customary closing conditions.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions / (Other Additions)	Balance at End of Year
Year ended December 31, 2020
Deferred tax valuation allowance	$146,856	$(13,066)	$(515)	$134,305
Allowance for sales returns	11,107	204,810	196,727	19,190
Allowance for doubtful accounts	2,474	1,098	2,034	1,538
Year ended December 31, 2019
Deferred tax valuation allowance	$114,523	$32,333	$—	$146,856
Allowance for sales returns	15,261	117,040	121,194	11,107
Allowance for doubtful accounts	2,116	659	301	2,474
Year ended December 31, 2018
Deferred tax valuation allowance	$63,278	$51,245	$—	$114,523
Allowance for sales returns	17,391	174,864	176,994	15,261
Allowance for doubtful accounts	1,253	883	20	2,116

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
Changes in Disclosure Controls and Procedures and Internal Control over Financing Reporting
There were no changes in either our disclosure controls and procedures or our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting. We have not experienced any material impact to our disclosure controls and procedures or our internal controls over financial reporting despite the fact that most of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Overstock.com, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Overstock.com, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2021

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I under "Business—Executive Officers of the Registrant." Information required by Item 10 of Part III regarding our Board of Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be included in our definitive proxy statement for our 2021 annual meeting of stockholders and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the 1934 Act will be set forth in our definitive proxy statement for our 2021 annual meeting of stockholders and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2021 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth herein, the information required by this Item is incorporated by reference to our definitive proxy statement for the 2021 annual meeting of stockholders.
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

Options granted under the Plan generally expire at the end of ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over four years from the grant date. We have not granted compensatory stock options since 2008, and at December 31, 2020, no options were outstanding under the Plan.

Restricted stock units granted in 2020, 2019, and 2018 vest over three years at 33.3% at the end of each of the first, second and third year. In addition to our traditional equity awards, during the year ended December 31, 2019, we granted 502,765 restricted stock awards which vest over a one-year period. Each restricted stock unit represents the right to one share of common stock upon vesting.

The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2020		2019		2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	1,051	$26.22	559	$44.08	540	$17.05
Granted at fair value	484	10.39	982	17.80	387	65.42
Vested	(710)	23.58	(270)	34.92	(234)	17.68
Forfeited	(186)	23.43	(220)	23.36	(134)	42.85
Outstanding—end of year	639	$17.98	1,051	$26.22	559	$44.08

At December 31, 2020, 2.0 million shares of stock remained available for future grants under the Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2021 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2021 annual meeting of stockholders.

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
(3) Exhibits:
See exhibits listed under Part (b) below.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49799	3.1	July 29, 2014

3.2	Amended and Restated Bylaws	10-Q	000-49799	3.1	May 4, 2017

3.3	Certificate of Elimination for Blockchain Voting Series A Preferred Stock of Overstock.com, Inc.	8-K	000-49799	3.2	July 30, 2019

3.4	Amended and Restated Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc.	10-Q	000-49799	3.1	May 7, 2020

3.5	Amended and Restated Certificate of Designation for the Voting Series B Preferred Stock of Overstock.com, Inc.	10-Q	000-49799	3.2	May 7, 2020

4.1	Form of specimen common stock certificate	S-1/A	333-83728	4.1	May 6, 2002

4.2	Form of Stock Certificate for Voting Series B Preferred Stock	8-K	000-49799	4.2	November 14, 2016

4.3	Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc. (see Exhibit 3.4)

4.4	Certificate of Designation for the Voting Series B Preferred Stock of Overstock.com, Inc. (see Exhibit 3.5)

4.5	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6(a)	Registration Rights Agreement dated December 15, 2016 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and as representative of each of the Participating Affiliates (as defined therein)	8-K	000-49799	4.1	December 15, 2016

4.7	Form of Participating Affiliate Agreement (included in Exhibit 4.3)

4.8(a)	Amendment No. 1 to Registration Rights Agreement effective March 10, 2017 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and in his representative capacity	10-Q	000-49799	4.2	May 4, 2017

4.9(a)	Amendment No. 2 to Registration Rights Agreement effective June 10, 2017 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and in his representative capacity	10-Q	000-49799	4.1	August 3, 2017

10.1(a)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers	10-K	000-49799	10.1	March 18, 2019

10.2(a)	Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan					X

10.3(a)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan	10-K	000-49799	10.12	February 21, 2013

10.4(a)	tZERO Group, Inc. 2017 Equity Incentive Plan, as amended through June 1, 2020	10-Q	000-49799	10.5	August 6, 2020

10.5(a)	Form of Notice Grant under tZERO 2017 Equity Incentive Plan	10-K	000-49799	10.5	March 13, 2020

10.6(a)	Form of RSU Award Agreement for tZERO Group, Inc.	10-Q	000-49799	10.4	August 6, 2020

10.7(a)	Notice of Amendment to Stock Option Grant and Notice of Restricted Stock Unit Grant of tZERO Group, Inc.	10-Q	000-49799	10.6	August 6, 2020

10.8(a)	Medici Ventures, Inc. 2017 Stock Option Plan	8-K	000-49799	10.1	August 1, 2017

10.9(a)	Amendment No. 1 to the Medici Ventures, Inc. 2017 Stock Option Plan	8-K	000-49799	10.1	April 22, 2019
10.10(a)	Form of Notice of Grant under Medici Ventures 2017 Stock Option Plan	10-K	000-49799	10.36	March 18, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11(a)	Medici Land Governance, Inc. 2019 Stock Option Plan	8-K	000-49799	10.1	May 6, 2019

10.12(a)	Summary of unwritten compensation arrangements with Non-Employee Directors	10-K	000-49799	10.16	March 18, 2019

10.13	Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	May 7, 2014

10.14	First Amendment dated July 29, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	August 6, 2014

10.15	Second Amendment dated September 3, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	September 8, 2014

10.16	Project Management Agreement dated May 5, 2014 between O.Com Land LLC and Gardner CMS, L.C.	8-K	000-49799	10.2	May 7, 2014

10.17	Purchase and Sale Agreement dated September 17, 2014 by and between the Redevelopment Agency of Midvale City and O.com Land LLC	8-K	000-49799	10.1	September 23, 2014

10.18	Lease Agreement dated October 24, 2014 between O.com Land, LLC and Overstock.com Inc.	8-K	000-49799	10.19	October 28, 2014

10.19(a)	Summary of Unwritten Compensation Arrangements Applicable to Non-Employee Directors of Overstock.com, Inc.	10-K	000-49799	10.16	March 13, 2020

10.20	Amended and Restated Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as agent, dated June 26, 2020	8-K	000-49799	1.1	June 29, 2020

10.21(a)	Stockholders Agreement dated September 21, 2018 by and among Medici Land Governance, Inc., Medici Ventures, Inc. and Patrick M. Byrne	8-K	000-49799	10.1	September 26, 2018

10.22(a)	Notice of Stock Option Grant effective May 21, 2018 dated June 6, 2018 between t0.com, Inc. and Saum Noursalehi	10-Q	000-49799	10.2	August 9, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23(a)	Summary of unwritten compensation arrangement with Saum Noursalehi	10-Q	000-49799	10.4	August 9, 2018

10.24(a)	Offer letter dated April 1, 2018 from Overstock.com, Inc. to Gregory J. Iverson	10-Q	000-49799	10.5	August 9, 2018

10.25(a)	Omnibus Amendment to Option Grant Agreements under tZERO 2017 Equity Incentive Plan, dated November 25, 2019	10-K	000-49799	10.24	March 13, 2020

10.26	Loan Agreement by and between Peace Coliseum, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020	8-K	000-49799	10.1	March 12, 2020

10.27	Mezzanine Loan Agreement by and between Peace Coliseum Mezzanine, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020	8-K	000-49799	10.2	March 12, 2020

10.28	Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020	8-K	000-49799	10.3	March 12, 2020

10.29	Mezzanine Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020	8-K	000-49799	10.4	March 12, 2020

10.30(a)	Form of Executive Retention Agreement	8-K	000-49799	10.1	April 17, 2020

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24	Powers of Attorney (see signature page)

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019, and 2018; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2020, 2019, and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018; and (vi) Notes to Consolidated Financial Statements

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101)
__________________________________________
(a)Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.

OVERSTOCK.COM, INC.
By:	/s/ JONATHAN E. JOHNSON III
Jonathan E. Johnson III
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Jonathan E. Johnson III and Adrianne B. Lee, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JONATHAN E. JOHNSON III	Chief Executive Officer, President, Medici Ventures, and Director (Principal Executive Officer)	2/26/2021
Jonathan E. Johnson III

/s/ ALLISON H. ABRAHAM	Chairwoman of the Board	2/26/2021
Allison H. Abraham

/s/ ADRIANNE B. LEE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	2/26/2021
Adrianne B. Lee

/s/ BARCLAY F. CORBUS	Director	2/26/2021
Barclay F. Corbus

/s/ JOSEPH J. TABACCO, JR.	Director	2/26/2021
Joseph J. Tabacco, Jr.

/s/ ROBERT J. SHAPIRO	Director	2/26/2021
Robert J. Shapiro

/s/ BARBARA MESSING	Director	2/26/2021
Barbara Messing

/s/ WILLIAM B. NETTLES, JR.	Director	2/26/2021
William B. Nettles, Jr.