Form 10-Q
period 2021-03-31
OVERSTOCK.COM, INC
filed 2021-05-06
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021

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

43,006,587 shares of the Registrant's common stock, par value $0.0001, outstanding on April 30, 2021.

OVERSTOCK.COM, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2021

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

Actual events or results may differ materially from those contemplated by our forward-looking statements for a variety of reasons, including among others:

•the impact that the novel coronavirus, or COVID-19, pandemic may have on our business and the industries in which we operate, including the impact that our business may experience at such time as the pandemic subsides;
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
•any inability to convert new customers into repeat customers or maintain increased sales volumes, in particular at such time as the pandemic subsides;
•any downturn in the U.S. housing industry or other changes in U.S. and global economic conditions or U.S. consumer spending;
•any inability of Pelion to successfully manage the limited partnership;
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
•the commercial, competitive, technical, operational, financial, regulatory, legal, reputational, marketing and other obstacles Pelion faces in trying to create economic success for the blockchain assets held within the Medici Ventures Fund it manages;
•as the company owns a direct minority interest in tZERO, the extensive regulatory regimes applicable to tZERO and the possibility that various tZERO subsidiaries or ventures do not receive the regulatory approval required to operate their anticipated businesses;
•any losses or issues we may encounter as a consequence of accepting or holding bitcoin or other cryptocurrencies;
•the adequacy of our liquidity and our ability to fund our capital requirements;
•our inability to attract and retain key personnel;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$534,776	$495,425
Restricted cash	1,232	1,197
Accounts receivable, net of allowance for credit losses of $1,875 and $1,417 as of March 31, 2021 and December 31, 2020, respectively	38,518	22,867
Inventories	6,711	6,243
Prepaids and other current assets	23,019	22,879
Current assets held for sale	—	34,129
Total current assets	604,256	582,740
Property and equipment, net	110,804	113,767
Goodwill	6,160	6,160
Operating lease right-of-use assets	15,450	17,297
Other long-term assets, net	3,692	4,095
Long-term assets held for sale	153,362	106,155
Total assets	$893,724	$830,214
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$135,383	$109,759
Accrued liabilities	130,093	123,646
Unearned revenue	96,308	72,165
Operating lease liabilities, current	4,837	5,152
Other current liabilities	3,372	2,935
Current liabilities held for sale	—	13,924
Total current liabilities	369,993	327,581
Long-term debt, net	40,505	41,334
Operating lease liabilities, non-current	11,572	13,206
Other long-term liabilities	3,680	4,082
Long-term liabilities held for sale	19,034	7,685
Total liabilities	444,784	393,888
Commitments and contingencies (Note 7)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	March 31, 2021	December 31, 2020
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A-1, issued and outstanding - 4,204 and 4,204	—	—
Series B, issued and outstanding - 357 and 357	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 46,589 and 46,331
Outstanding shares - 43,000 and 42,768	4	4
Additional paid-in capital	951,615	970,873
Accumulated deficit	(509,140)	(525,233)
Accumulated other comprehensive loss	(549)	(553)
Treasury stock at cost - 3,589 and 3,563	(78,048)	(71,399)
Equity attributable to stockholders of Overstock.com, Inc.	363,882	373,692
Equity attributable to noncontrolling interests	85,058	62,634
Total stockholders' equity	448,940	436,326
Total liabilities and stockholders' equity	$893,724	$830,214

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Net revenue	$659,861	$339,598
Cost of goods sold	506,337	265,392
Gross profit	153,524	74,206
Operating expenses
Sales and marketing	73,538	36,345
Technology	30,523	27,281
General and administrative	22,871	23,885
Total operating expenses	126,932	87,511
Operating income (loss)	26,592	(13,305)
Interest expense, net	(155)	(11)
Other expense, net	(226)	(287)
Income (loss) from continuing operations before income taxes	26,211	(13,603)
Provision for income taxes	193	163
Income (loss) from continuing operations	26,018	(13,766)
Loss from discontinued operations, net of tax	(10,126)	(5,799)
Consolidated net income (loss)	$15,892	$(19,565)
Less: Net loss attributable to noncontrolling interests—discontinued operations	(201)	(3,232)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$16,093	$(16,333)
Net income (loss) per share of common stock:
Net income (loss) attributable to common shares—basic
Continuing operations	$0.57	$(0.34)
Discontinued operations	(0.23)	(0.06)
Total	$0.34	$(0.40)
Net income (loss) attributable to common shares—diluted
Continuing operations	$0.56	$(0.34)
Discontinued operations	(0.23)	(0.06)
Total	$0.33	$(0.40)
Weighted average shares of common stock outstanding:
Basic	42,885	40,158
Diluted	43,320	40,158

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended March 31,
	2021	2020
Consolidated net income (loss)	$15,892	$(19,565)
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0 and $0	4	4
Other comprehensive income	4	4
Comprehensive income (loss)	15,896	(19,561)
Less: Comprehensive loss attributable to noncontrolling interests—discontinued operations	(201)	(3,232)
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$16,097	$(16,329)

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended March 31,
	2021	2020
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of period	46,331	42,790
Common stock issued upon vesting of restricted stock	258	671
Common stock sold through offerings	—	416
Balance at end of period	46,589	43,877
Shares of treasury stock
Balance at beginning of period	3,563	3,326
Tax withholding upon vesting of restricted stock	73	225
Sale of treasury stock	(47)	—
Balance at end of period	3,589	3,551
Total shares of common stock outstanding	43,000	40,326
Common stock	$4	$4

Number of Series A-1 preferred shares issued and outstanding	4,204	4,210
Number of Series B preferred shares issued and outstanding	357	357
Preferred stock	$—	$—

Additional paid-in capital
Balance at beginning of period	$970,873	$764,845
Stock-based compensation to employees and directors	2,771	3,268
Sale of treasury stock	2,726	—
Subsidiary equity award tender offer	(2,130)	—
Change in noncontrolling interest ownership	(22,625)	—
Other	—	(58)
Balance at end of period	$951,615	$768,055
Accumulated deficit
Balance at beginning of period	$(525,233)	$(580,390)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	16,093	(16,333)
Balance at end of period	$(509,140)	$(596,723)
Accumulated other comprehensive loss
Balance at beginning of period	$(553)	$(568)
Net other comprehensive income	4	4
Balance at end of period	$(549)	$(564)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended March 31,
	2021	2020
Treasury stock
Balance at beginning of period	$(71,399)	$(68,807)
Tax withholding upon vesting of restricted stock	(7,292)	(1,686)
Sale of treasury stock	643	—
Balance at end of period	(78,048)	(70,493)
Total equity attributable to stockholders of Overstock.com, Inc.	$363,882	$100,279

Equity attributable to noncontrolling interests
Balance at beginning of period	$62,634	$62,771
Net loss attributable to noncontrolling interests	(201)	(3,232)
Change in noncontrolling interest ownership	22,625	—
Other	—	1,837
Total equity attributable to noncontrolling interests	$85,058	$61,376

Total stockholders' equity	$448,940	$161,655

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Consolidated net income (loss)	$15,892	$(19,565)
Loss from discontinued operations, net of income taxes	10,126	5,799
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,146	5,569
Non-cash operating lease cost	1,320	1,431
Stock-based compensation to employees and directors	2,305	2,681
Other non-cash adjustments	638	429
Changes in operating assets and liabilities:
Accounts receivable, net	(15,651)	(6,902)
Inventories	(468)	1,162
Prepaids and other current assets	447	1,566
Other long-term assets, net	(448)	457
Accounts payable	25,589	(1,708)
Accrued liabilities	6,693	(3,663)
Unearned revenue	24,143	12,903
Operating lease liabilities	(1,379)	(1,626)
Other long-term liabilities	(269)	(180)
Net cash provided by (used in) continuing operating activities	74,084	(1,647)
Net cash used in discontinued operating activities	(12,353)	(10,580)
Net cash provided by (used in) operating activities	61,731	(12,227)
Cash flows from investing activities:
Expenditures for property and equipment	(2,395)	(2,638)
Other investing activities, net	(367)	(99)
Net cash used in continuing investing activities	(2,762)	(2,737)
Net cash provided by (used in) discontinued investing activities	5,737	(3,262)
Net cash provided by (used in) investing activities	2,975	(5,999)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three months ended March 31,
	2021	2020
Cash flows from financing activities:
Payments on long-term debt	(551)	—
Proceeds from long-term debt	—	47,500
Proceeds from sale of common stock, net of offering costs	—	2,848
Payments of taxes withheld upon vesting of restricted stock	(7,292)	(1,686)
Other financing activities, net	(1)	(2,325)
Net cash provided by (used in) continuing financing activities	(7,844)	46,337
Net cash provided by discontinued financing activities	2,085	912
Net cash provided by (used in) financing activities	(5,759)	47,249
Net increase in cash, cash equivalents, and restricted cash	58,947	29,023
Cash, cash equivalents, and restricted cash, beginning of period, inclusive of cash balances classified as held for sale	519,181	114,898
Cash, cash equivalents, and restricted cash, end of period, inclusive of cash balances classified as held for sale	578,128	143,921
Less: Cash, cash equivalents, and restricted cash held for sale	42,120	15,440
Cash, cash equivalents, and restricted cash, end of period	$536,008	$128,481

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Overstock.com, Inc. is an online retailer and technology company. Its leading e-commerce website sells a broad range of new home products at low prices, including furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and more. The online shopping site, which receives tens of millions of visits per month, also features a marketplace providing customers access to millions of products from third-party sellers. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and its majority-owned subsidiaries, unless the context indicates otherwise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to our significant accounting policies disclosed in Note 2—Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed below.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

On April 23, 2021, we entered into a Limited Partnership Agreement (the "Limited Partnership Agreement") with Medici Ventures, Inc. ("Medici Ventures"), Pelion MV GP, L.L.C. ("Pelion"), and Pelion, Inc., in connection with the closing (the "Medici Closing") of the Transaction Agreement dated January 25, 2021 between the Company, Medici Ventures, Pelion, and Pelion, Inc. (the "Transaction Agreement"). In connection with the execution of the Limited Partnership Agreement, Pelion acquired control over Medici Ventures and its blockchain assets. As a result of this transaction, we performed an assessment of control under the variable interest entity ("VIE") model and determined that effective as of the Medici Closing, we held a variable interest in both Medici Ventures and tZERO Group, Inc. ("tZERO") (collectively, the "Disposal Group"), both of which meet the definition of variable interest entities; however, we are not the primary beneficiary of either entity for purposes of consolidation. The Disposal Group met the criteria to be reported as held for sale and discontinued operations as of March 31, 2021. Therefore, the Disposal Group's assets and liabilities are reported as held for sale and the related operating results of the Disposal Group are reported as discontinued operations for all periods presented herein. The majority of the Disposal Group was previously included in the MVI and tZERO reportable segments, and the remainder was included in Other. Effective as of the first quarter of fiscal year 2021, the Company has one reportable segment: Retail. See Note 13—Business Segments for additional segment information.

Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. Certain prior period data, primarily related to discontinued operations, have been reclassified in the consolidated financial statements and accompanying notes to conform to the current period presentation. See Note 3—Discontinued Operations for further information.

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

Recently adopted accounting standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes ("Topic 740")—Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. We adopted the changes under the new standard on January 1, 2021. The implementation of ASU 2019-12 did not have a material impact on our consolidated financial statements and disclosures.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. We adopted the changes under the new standard on January 1, 2021. The implementation of ASU 2020-01 did not have a material impact on our consolidated financial statements and disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which amends and provides Codification improvements in order to either clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. We adopted the changes under the new standard on January 1, 2021. The implementation of ASU 2020-10 did not have a material impact on our consolidated financial statements and disclosures.

3. DISCONTINUED OPERATIONS

On January 25, 2021, we entered into the Transaction Agreement with Medici Ventures, Pelion, and Pelion, Inc., pursuant to which the parties agreed, among other things, that: (i) Medici Ventures would convert to a Delaware limited partnership (the "Partnership"), (ii) pursuant to the terms and subject to the conditions of a Limited Partnership Agreement which was entered into on the date of the Medici Closing, Pelion would become the sole general partner of the Partnership, and we (along with any other stockholders of Medici Ventures at the time of the Medici Closing), would become the limited partners of the Partnership, (iii) prior to the Medici Closing, Overstock would convert the outstanding intercompany debt owed to us by Medici Ventures into shares of common stock in Medici Ventures; and (iv) prior to the Medici Closing, Overstock would convert the outstanding intercompany debt owed to us by tZERO into shares of common stock in tZERO, in each case, on the terms and subject to the conditions set forth in the Transaction Agreement and the relevant definitive agreements to be entered into in connection therewith. Pursuant to the terms of the Limited Partnership Agreement, we and any other limited partners subsequently admitted to the Partnership agreed to make a capital commitment of $45 million to the Partnership in proportion to our equity interest in the Partnership in order to fund the Partnership's capital needs. The capital commitments may be called in one or more cash installments as specified by the general partner upon 10 business days' prior written notice. The term of the Partnership is 8 years. The debt conversion outlined in (iii) and (iv) above was completed during the quarter ended March 31, 2021, following which Medici Ventures and Overstock held approximately 42% and 41%, respectively, of tZERO's outstanding common stock. The Medici Closing occurred on April 23, 2021. On April 23, 2021, we also made a $25.0 million capital contribution in fulfillment of a capital call by the general partner.

The Transaction Agreement represents a strategic shift for Overstock and a substantive change in the purpose and design of Medici Ventures and its interplay with Overstock’s overall business objectives. The Overstock board of directors has determined that it is in the best interest of Overstock and its shareholders to have the Overstock management team focus on Overstock’s core e-commerce home furnishings business and strategies. Accordingly, after six years of committed effort to advance blockchain technology, Overstock has determined that the Medici Ventures businesses will be better served under the management of Pelion, a professional asset manager with technology expertise with early stage companies. From and after the Medici Closing, Pelion now has sole authority and responsibility regarding investing decisions, appointing board members of the portfolio companies, and exercising all shareholder rights for assets Medici Ventures currently holds. As of March 31, 2021, Medici Ventures holds an 84% ownership in Bitt Inc. (“Bitt”), a 42% ownership in tZERO, and minority equity interests in several blockchain-based companies. Additionally, Overstock holds a 41% direct interest in tZERO as of March 31, 2021.

On April 23, 2021, we entered into the Limited Partnership Agreement with Medici Ventures, Pelion, and Pelion, Inc., as part of the Medici Closing, pursuant to which Pelion became the sole general partner, holding a 1% equity interest in the Partnership, and Overstock became a limited partner, holding a 99% equity interest in the Partnership. As a result of this transaction, we performed an assessment of control under the VIE model and determined that upon closing of the transaction, we held a variable interest in both Medici Ventures and tZERO which meet the definition of variable interest entities; however, we are not the primary beneficiary of either entity for purposes of consolidation as we do not have the power (either explicit or implicit), through voting rights or similar rights, to direct the activities of the Partnership or tZERO that most significantly impact its economic performance. Upon closing, our retained equity interest in the Partnership and tZERO were recognized as equity method investments.

The Disposal Group met the criteria to be reported as held for sale and discontinued operations as of March 31, 2021. Accordingly, we have classified the assets and liabilities of the Disposal Group as held for sale in our consolidated balance sheets at the lower of carrying amount or fair value less cost to sell. We further classified the held for sale assets and liabilities as long-term in our consolidated balance sheets for the current period as a result of our expected retained equity method investments in the underlying Disposal Group upon closing. Classification for the assets and liabilities in comparative periods retained their previous classification as current or long-term. No losses were recognized upon classification of the Disposal Group's assets and liabilities as held for sale. Depreciation and amortization ceased on assets classified as held for sale. The operating results of the Disposal Group are reported as discontinued operations, for all periods presented, as the disposition reflects a strategic shift that has, or will have, a major effect on our operations and financial results.

Results of discontinued operations were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Revenue, net	$15,592	$11,975
Cost of goods sold	12,391	10,341
Gross profit	3,201	1,634
Operating expenses
Sales and marketing	552	417
Technology	6,556	5,515
General and administrative	10,873	8,541
Total operating expenses	17,981	14,473
Operating loss from discontinued operations	(14,780)	(12,839)
Interest income, net	187	83
Other income, net	4,479	6,970
Loss from discontinued operations before income taxes	(10,114)	(5,786)
Provision for income taxes	12	13
Net loss from discontinued operations	$(10,126)	$(5,799)
Less: Net loss attributable to noncontrolling interests from discontinued operations	(201)	(3,232)
Net loss from discontinued operations attributable to stockholders of Overstock.com, Inc.	$(9,925)	$(2,567)

Assets and liabilities of discontinued operations were as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$—	$21,075
Restricted cash	—	1,484
Accounts receivable, net	—	7,258
Other current assets	—	4,312
Total current assets held for sale	$—	$34,129
Cash and cash equivalents	$40,550	$—
Restricted cash	1,570	—
Accounts receivable, net	6,293	—
Property and equipment, net	8,670	8,783
Intangible assets, net	10,591	13,852
Goodwill	28,790	28,790
Equity securities	44,696	45,878
Operating lease right-of-use assets	7,716	7,226
Other long-term assets, net	4,486	1,626
Total long-term assets held for sale	$153,362	$106,155
Accounts payable and accrued liabilities	$—	$11,939
Other current liabilities	—	1,985
Total current liabilities held for sale	$—	$13,924
Accounts payable and accrued liabilities	$9,704	$—
Operating lease liabilities, non-current	8,607	7,099
Other long-term liabilities	723	586
Total long-term liabilities held for sale	$19,034	$7,685

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Computer hardware and software, including internal-use software and website development	$214,084	$213,124
Building	69,245	69,245
Furniture and equipment	11,876	12,165
Land	12,781	12,781
Leasehold improvements	2,712	3,049
Building machinery and equipment	9,793	9,793
Land improvements	7,010	7,010
	327,501	327,167
Less: accumulated depreciation	(216,697)	(213,400)
Total property and equipment, net	$110,804	$113,767

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended March 31,
	2021	2020
Capitalized internal-use software and website development	$1,705	$1,938
Depreciation of internal-use software and website development	1,808	2,386

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2021	2020
Cost of goods sold	$154	$190
Technology	3,875	3,741
General and administrative	1,094	1,604
Total depreciation	$5,123	$5,535

5. BORROWINGS

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

As of March 31, 2021, the total outstanding debt on these loans was $43.7 million, net of $575,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $3.2 million.

Further, Overstock serves as a guarantor under the Senior Note (the "Senior Note Guaranty") and the Mezzanine Note (the "Mezzanine Note Guaranty"). Both loans include certain financial and non-financial covenants and are secured by our corporate headquarters and the related land and rank senior to stockholders. Overstock has agreed under the Senior Note Guaranty to, among other things, maintain, until all of the obligations guaranteed by Overstock under the Senior Note Guaranty have been paid in full, (i) a net worth in excess of $30 million and minimum liquid assets of $3 million for so long as the Mezzanine Note is outstanding, and (ii) a net worth in excess of $15 million and minimum liquid assets of $1 million from and after the date the Mezzanine Note has been paid in full. Overstock has also agreed under the Mezzanine Note Guaranty to, among other things, maintain a net worth in excess of $30 million and minimum liquid assets of $3 million until all obligations guaranteed by Overstock under the Mezzanine Note Guaranty have been paid in full.

We are in compliance with our debt covenants and continue to monitor the most recent developments regarding the COVID-19 pandemic and potential impact to our ongoing compliance with our debt covenants.

6. LEASES

We have operating leases for warehouses, office space, and data centers. Our leases have remaining lease terms of 1 year to 6 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The components of lease expenses were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Operating lease cost	$2,141	$1,758
Short-term lease cost	6	7
Variable lease cost	388	407

The following table provides a summary of other information related to leases (in thousands):

	Three months ended March 31,
	2021	2020
Cash payments included in operating cash flows from lease arrangements	$2,158	$1,953
Derecognition of right-of-use assets due to reassessment of lease term	527	—

The following table provides supplemental balance sheet information related to leases:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term—operating leases	3.42 years	3.57 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of March 31, 2021, are as follows (in thousands):

Payments due by period	Amount
2021 (Remainder)	$4,407
2022	5,675
2023	4,641
2024	2,776
2025	668
Thereafter	336
Total lease payments	18,503
Less interest	2,094
Present value of lease liabilities	$16,409

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

In September 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California, alleging that we infringed a patent covering search and categorization software. We believe that certain third-party vendors of products and services sold to us are contractually obligated to indemnify us, and we have tendered defense of the case to an indemnitor who accepted the defense. In April 2016, the court entered an order partially dismissing the claims against us. In May 2016, the plaintiff filed an amended complaint and we filed an answer. In March 2020, the court entered a judgment of non-infringement in our favor and against the plaintiff. In June 2020, the plaintiff filed an appeal to the United States District Court of Appeals for the Federal Circuit. We are currently waiting on a decision from the United States District Court of Appeals for the Federal Circuit. No estimate of the possible loss or range of loss can be made. We intend to vigorously defend this appeal.

As previously disclosed, in February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. In December 2018, we received a follow-up request from the SEC relating to its investigation relating to GSR Capital Ltd., a Cayman Islands exempted company ("GSR"). On October 7, 2019, we received a subpoena from the SEC requesting documents and other information related to the Series A-1 preferred stock dividend to stockholders we announced in June 2019 (the "Dividend") (discussed below in Note 9—Stockholders' Equity) and requesting Rule 10b5-1 plans entered into by certain officers and directors that were in effect during the period of January 1, 2018 through October 7, 2019. In December 2019, we received a subpoena from the SEC requesting documents related to the GSR transaction and the alternative trading system run by tZERO ATS, LLC. We received another subpoena from the SEC in December 2019 requesting our insider trading policies as well as certain employment and consulting agreements. We have also previously received requests from the SEC regarding GSR and our communications with our former Chief Executive Officer and Director, Patrick Byrne, and the matters referenced in the December 2019 subpoenas. In May 2020, we received a subpoena from the SEC requesting additional information related to the ATS. In January 2021, we received a subpoena from the SEC requesting information regarding our Retail guidance in 2019 and certain communications with current and former executives, board members, and investors. We are cooperating with the SEC's investigations, have provided all documents requested in the voluntary requests and the 2019 and 2020 subpoenas, and continue to provide documents requested in the 2021 subpoena.

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former chief executive officer and former chief financial officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), Section 20(A) of the Exchange Act. On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming the Company and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our President, our former Chief Executive Officer, and our former Chief Financial Officer. We filed a motion to dismiss and on September 28, 2020, the court granted our motion and entered judgment in our favor. The plaintiffs filed a motion to amend their complaint on October 23, 2020 and filed a notice of appeal on October 26, 2020. The United States District Court of Utah granted the plaintiffs' motion to amend their complaint on January 6, 2021 and the Tenth Circuit Court dismissed the plaintiffs' appeal on January 8, 2021. We filed a motion to dismiss on February 25, 2021 which has not yet been decided. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend this consolidated action.

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

On April 23, 2020, a putative class action lawsuit was filed against us in the Circuit Court of the County of St. Louis, State of Missouri, alleging that we over-collected taxes on products sold into the state of Missouri. We removed the case to United States District Court, Eastern District of Missouri on May 22, 2020, and on February 9, 2021, the case against us was dismissed. On March 1, 2021, a putative class action lawsuit was filed against us in the Circuit Court of the County of St. Louis, State of Missouri, alleging similar allegations to the April 23, 2020 putative class action that was dismissed, that we over-collected taxes on products sold into the state of Missouri. We filed a motion to dismiss on April 15, 2021 which has not yet been decided. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend this action.

We establish liabilities when a particular contingency is probable and estimable. At March 31, 2021 and December 31, 2020, we have accrued $1.6 million and $1.8 million, respectively, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

Legal proceedings and contingencies - discontinued operations

tZERO's broker-dealer subsidiaries are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization ("SRO") rules. Each of SpeedRoute LLC ("SpeedRoute"), tZERO Markets, LLC ("tZERO Markets") and tZERO ATS, LLC is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 ("Exchange Act") and in the states in which it conducts securities business and is a member of FINRA and other SROs (as applicable). In addition, tZERO ATS, LLC owns and operates an alternative trading system. Each of SpeedRoute, tZERO Markets and tZERO ATS, LLC is subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and SROs with which it is registered or licensed or of which it is a member. Moreover, as a result of tZERO's projects seeking to apply distributed ledger technologies to the capital markets, tZERO's subsidiaries have been, and remain involved in, ongoing oral and written communications with regulatory authorities. As previously disclosed, tZERO's broker-dealer subsidiaries are currently undergoing various examinations, inquiries, and/or investigations undertaken by various regulatory authorities, which may result in financial and other settlements or penalties.

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

On May 19, 2020, we completed the distribution of our announced digital dividend (the "Dividend") payable in shares of our Series A-1 preferred stock. The Dividend was paid out at a ratio of 1:10, so that one share of Series A-1 preferred stock was issued for every ten shares of OSTK common stock, for every ten shares of Series A-1 preferred stock, and for every ten shares of Series B preferred stock held by all holders of such shares as of April 27, 2020, the record date for the Dividend. The number of shares of Series A-1 preferred stock declared as a stock dividend was 4,085,445 as of March 31, 2020 and the number of shares distributed was 4,079,030 on May 19, 2020.

Preferred stock

Each share of our Series A preferred stock, Series A-1 preferred stock, and our Series B preferred stock (collectively, the "preferred shares"), except as required by law, are intended to have voting and dividend rights similar to those of one share of common stock. Preferred shares rank senior to common stock with respect to dividends. Holders of the preferred shares are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds of the Company legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the preferred shares are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split, or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share to the holders of our preferred stock during 2019 and 2020.

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

JonesTrading Sales Agreement

We entered into an Amended and Restated Capital on DemandTM Sales agreement dated June 26, 2020 with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"), under which we may conduct "at the market" sales of our common stock. Under the sales agreement, JonesTrading and D.A. Davidson, acting as our agents, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the sales agreement, but we may do so from time to time. For the three months ended March 31, 2021, we did not sell any shares of our common stock pursuant to the sales agreement. For the three months ended March 31, 2020, we received $2.8 million of proceeds that was included in Accounts receivable, net on our consolidated balance sheet at December 31, 2019 for the sale of an aggregate of 415,904 shares of our common stock under the prior iteration of the agreement that were executed in late December 2019. As of March 31, 2021, we had $150.0 million available under our "at the market" sales program.

10. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including restricted stock. Employee accounting applies to awards granted by the Company to its own employees. Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2021	2020
Cost of goods sold	$11	$53
Sales and marketing	257	389
Technology	657	758
General and administrative	1,380	1,481
Total stock-based compensation	$2,305	$2,681

When an award is forfeited prior to the vesting date, we recognize an adjustment for the previously recognized expense in the period of the forfeiture.

Overstock restricted stock awards

The Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan (the "Plan") provides for the grant of incentive stock options to employees and directors of the Company, as well as restricted stock units and other types of equity awards of the Company. These restricted stock awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.4% at the end of the third year, subject to the recipient's continuing service to us.

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

The following table summarizes restricted stock award activity during the three months ended March 31, 2021 (in thousands, except per share data):

	Three months ended March 31, 2021
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	639	$17.98
Granted at fair value	297	87.92
Vested	(258)	25.57
Forfeited	(22)	28.90
Outstanding—end of period	656	$46.32

11. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2019	$41,116
Increase due to deferral of revenue at period end	66,070
Decrease due to beginning contract liabilities recognized as revenue	(35,021)
Unearned revenue at December 31, 2020	72,165
Increase due to deferral of revenue at period end	80,146
Decrease due to beginning contract liabilities recognized as revenue	(56,003)
Unearned revenue at March 31, 2021	$96,308

Our total unearned revenue related to outstanding Club O Reward dollars was $9.1 million and $8.6 million at March 31, 2021 and December 31, 2020, respectively. Breakage income related to Club O Reward dollars and gift cards is recognized in Net revenue in our consolidated statements of operations. Breakage included in revenue was $1.4 million and $905,000 for the three months ended March 31, 2021 and 2020. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance (in thousands), which is included in our Accrued liabilities balance in our consolidated balance sheets:

Amount
Allowance for returns at December 31, 2019	$11,106
Additions to the allowance	204,810
Deductions from the allowance	(196,726)
Allowance for returns at December 31, 2020	19,190
Additions to the allowance	58,106
Deductions from the allowance	(54,737)
Allowance for returns at March 31, 2021	$22,559

12. NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2021	2020
Numerator:
Income (loss) from continuing operations	$26,018	$(13,766)
Less: Preferred stock dividends—declared and accumulated	182	19
Undistributed income (loss) from continuing operations	25,836	(13,785)
Less: Undistributed income (loss) allocated to participating securities	1,529	(194)
Net income (loss) from continuing operations attributable to common stockholders	$24,307	$(13,591)

Loss from discontinued operations	$(9,925)	$(2,567)
Net income (loss) attributable to common stockholders	$14,382	$(16,158)

Denominator:
Weighted average shares of common stock outstanding—basic	42,885	40,158
Effect of dilutive securities:
Restricted stock awards	435	—
Weighted average shares of common stock outstanding—diluted	43,320	40,158

Net income (loss) from continuing operations per share of common stock:
Basic	$0.57	$(0.34)
Diluted	$0.56	$(0.34)
Net loss from discontinued operations per share of common stock:
Basic	$(0.23)	$(0.06)
Diluted	$(0.23)	$(0.06)
Net income (loss) per share of common stock:
Basic	$0.34	$(0.40)
Diluted	$0.33	$(0.40)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2021	2020
Restricted stock units	284	737

13. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. We determined our segments based on how we manage our business. We use income (loss) before income taxes as the measure to determine our reportable segments. As a result of the transactions discussed in Note 3—Discontinued Operations, our tZERO and MVI reportable segments became a part of the Disposal Group. Additionally, all corporate support costs (administrative functions such as finance, human resources, and legal) are now only allocated to our remaining reportable segment, Retail and are reported to our Chief Executive Officer (the chief operating decision maker) as one reportable segment. Our sole reportable segment, Retail, primarily consists of amounts earned through e-commerce product sales through our Website and the results of that segment are shown on our consolidated statements of operations as continuing operations.

For the three months ended March 31, 2021 and 2020, substantially all of our revenues were attributable to customers in the United States. At March 31, 2021 and December 31, 2020, substantially all our property and equipment were located in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. The statements in this section regarding industry outlook, our expectations regarding the performance of our business and any other non-historical statements are forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements contained herein. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Special Cautionary Note Regarding Forward Looking Statements" and in Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q. You should read the following discussion together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part I, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

We are an online retailer and technology company. As used herein, "Overstock", "Overstock.com", "O.co", "the Company", "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Our Retail Business

Our online retail business seeks to provide goods to furnish and accessorize "Dream Homes for All", particularly for our target customers—consumers who seek smart value on quality, stylish merchandise at competitive prices, and who want an easy shopping experience. We believe that the furniture and home furnishings market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales, particularly as Millennial consumers (which we define as those born between 1981 - 1996), who are generally comfortable shopping online, start families and move into new homes. As a result of the COVID-19 pandemic and resulting state and local government mandates of home confinement and closure of many brick-and-mortar stores, we have seen strong trends to online sales as consumers migrate to online shopping. We regularly update our product assortment to meet the evolving preferences of our customers and current trends. Our products include furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. We sell our products and services primarily through our Internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com (referred to collectively as the "Website"). Nearly all our retail sales through our Website were from transactions in which we fulfilled orders through our network of manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and a proprietary technology platform and services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses.

Strategies for our Business

Our business initiatives enable our long-term focus on our three brand pillars, "Product Findability," "Smart Value," and "Easy Delivery and Support." Current initiatives for the business include:

•Improve Product Findability – Directly supporting our "Product Findability" pillar, by improving customer search and navigation by refining our taxonomy and attribute infrastructure with the goal of enhanced search relevancy and recommendations.

•Grow Canada Market Share – Expanding geographical engagement to grow our Canadian customer base by providing a wholesale change in our Canadian "Smart Value" and "Easy Delivery and Support" customer shopping experience.

•Grow Government Market Share – Improving our Government website with more competitive market features and products that offer an intuitive procurement experience, and provide the flexibility to expand the platform to additional government customers.

•Improve Enterprise Platform – Improving our data strategy to connect high-quality, intuitive data with our business users to enable faster insights. Additionally, embracing public cloud in order to promote greater resilience for the business in the event of unforeseen circumstances.

Financial Reporting Presentation in Accordance with the Pelion Transaction

On April 23, 2021, we entered into a Limited Partnership Agreement (the "Limited Partnership Agreement") with Medici Ventures, Inc. ("Medici Ventures"), Pelion MV GP, L.L.C. ("Pelion"), and Pelion, Inc., in connection with the closing of the Transaction Agreement dated January 25, 2021 between the Company, Medici Ventures, Pelion, and Pelion, Inc. In connection with the execution of the Limited Partnership Agreement, Pelion acquired control over Medici Ventures and its blockchain assets. As a result of this transaction, we performed an assessment of control under the variable interest entity ("VIE") model and determined that upon closing of the transaction, we held a variable interest in both Medici Ventures and tZERO Group, Inc. ("tZERO") (collectively, the "Disposal Group") which meet the definition of variable interest entities; however, we are not the primary beneficiary of either entity for purposes of consolidation. The Disposal Group met the criteria to be reported as held for sale and discontinued operations as of March 31, 2021. Therefore, the Disposal Group's assets and liabilities are reported as held for sale and the related operating results of the Disposal Group are reported as discontinued operations for all periods presented herein.

The entities that make up the Disposal Group are focused on developing and advancing blockchain businesses, products and services, and related technology, including financial applications. Many of the entities owned by the Disposal Group are in the early stage of development, do not yet have a stable customer base or backlog orders, and have not yet generated any meaningful revenue. The businesses, products, and services that are being pursued or contemplated by the Disposal Group will require substantial additional funding, initially for technology development and regulatory compliance, as well as for working capital, marketing and sales, and other substantial costs of developing new products and businesses in emerging areas of technology. We expect the entities owned by the Disposal Group will continue to incur significant losses as these businesses develop.

Unless otherwise specified, disclosures throughout Management's Discussion and Analysis of Financial Conditions, Results of Operations, and Liquidity and Capital Resources, reflect continuing operations only. See Note 3—Discontinued Operations in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for further information.

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

Revenue increased 94.3% in Q1 2021 compared to the same period in 2020. This increase was primarily due to increased retail product sales resulting from a 66% increase in customer orders and a 17% increase in average order size driven by a continued product mix shift into core home furnishings categories. This increased order activity was largely driven by new customer growth and strong repeat customer behavior, both influenced by our marketing efforts and a consumer migration toward online shopping. As noted below, this customer migration was significantly accelerated due to the COVID-19 pandemic, which caused our retail product sales to accelerate beginning in the second half of March 2020 and continuing through March 2021. While we have observed this recent acceleration of new customer acquisition and demand for our products and resulting sales, we cannot estimate the impact that the COVID-19 pandemic or its subsiding will have on our business in the future due to the unpredictable nature of the ultimate scope and duration of the pandemic.

Gross profit increased 106.9% in Q1 2021 compared to the same period in 2020 primarily due to an increase in retail product sales and an increase in gross margin. Gross margin increased to 23.3% for the three months ended March 31, 2021, compared to 21.9% for the same period in 2020, primarily due to continued mix into our core home furnishing categories and reduced promotional discounting as we balanced spend to support new customer acquisition efforts, partially offset by elevated carrier costs due to COVID-19 surcharges.

Sales and marketing expenses as a percentage of revenue increased from 10.7% in Q1 2020 to 11.1% in Q1 2021, primarily due to increased spending on paid listing advertisements and keywords to support our customer acquisition strategy, partially offset by gained leverage in staff-related costs.

Technology expenses totaled $30.5 million for the three months ended March 31, 2021, a $3.2 million increase compared to the three months ended March 31, 2020, primarily due to staff-related costs to support strategic initiatives and increased cloud adoption.

General and administrative expenses decreased $1.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by a $2.0 million reduction in consulting expenses and a reduction in staff-related costs, partially offset by a $2.5 million legal settlement realized in 2020.

Our consolidated cash and cash equivalents balance increased from $495.4 million as of December 31, 2020, to $534.8 million as of March 31, 2021.

Additional commentary related to COVID-19

Overstock has continued to respond to the challenges and opportunities created by the COVID-19 pandemic. We have seen a substantial year-over-year increase in our website traffic, number of new customers, and customer demand, particularly in our key home furnishings categories. Our online-only platform and partner network with thousands of fulfillment centers have enabled us to meet this increase in demand. Our three warehouses have remained operational based on our sustained implementation of sound safety measures, including staggered shifts and social distancing. We have hired in key areas throughout the Company to support our current and expected growth. There are continued challenges created by the increased volume throughout the supply chain in factory production capacity, inbound freight delays, as well as carrier delivery constraints and fulfillment performance from some suppliers. We have evaluated and implemented a phased re-entry plan for our offices; most of our corporate employees continue to work from home without incident. We cannot predict how the COVID-19 pandemic or the ongoing development and rollout of vaccinations will unfold in the coming months. Nevertheless, the challenges arising from the pandemic have not adversely affected our liquidity, revenues, or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020.

Net revenue, cost of goods sold, gross profit and gross margin

The following table reflects our net revenue, cost of goods sold, and gross profit for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Net revenue	$659,861	$339,598
Cost of goods sold
Product costs and other cost of goods sold	479,182	249,605
Fulfillment and related costs	27,155	15,787
Total cost of goods sold	506,337	265,392
Gross profit	$153,524	$74,206
Year-over-year percentage growth
Revenue, net	94.3%
Gross profit	106.9%
Percent of total revenue, net
Cost of goods sold
Product costs and other cost of goods sold	72.6%	73.5%
Fulfillment and related costs	4.1%	4.6%
Total cost of goods sold	76.7%	78.1%
Gross margin	23.3%	21.9%

The 94.3% increase in net revenue for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to increased retail product sales resulting from a 66% increase in customer orders and a 17% increase in average order size driven by a continued product mix shift into core home furnishings categories. This increased order activity was largely driven by new customer growth and strong repeat customer behavior, both influenced by our marketing efforts and a consumer migration toward online shopping. While we have observed this recent acceleration of new customer acquisition and demand for our products and resulting sales, we cannot estimate the impact that the COVID-19 pandemic or its subsiding will have on our business in the future due to the unpredictable nature of the ultimate scope and duration of the pandemic.

International net revenues were less than 2% of total net revenues for each of the three months ended March 31, 2021 and 2020.

Change in estimate of average transit times (days)

Our revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates, which can be further impacted by uncertainty, volatility, and any disruption to our carriers caused by the COVID-19 pandemic.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes for the three months ended March 31, 2021 (in thousands):

	Three months ended March 31, 2021
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(19,118)	$(3,692)
1	$(9,278)	$(1,780)
As reported	As reported	As reported
-1	$20,034	$3,951
-2	$32,380	$6,373

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

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and merchant fees. Fulfillment and related costs decreased slightly as a percentage of revenue during the three months ended March 31, 2021 as compared to the same period in 2020.

Gross margins for the past five quarterly periods and fiscal year ending 2020 were:

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	FY 2020	Q1 2021
Gross margin	21.9%	23.2%	23.5%	22.5%	22.9%	23.3%

Gross profit for the three months ended March 31, 2021 increased 106.9% compared to the same period in 2020, primarily due to an increase in retail product sales and an increase in gross margin. Retail gross margin increased to 23.3% for the three months ended March 31, 2021, compared to 21.9% for the same period in 2020, primarily due to continued mix into our core home furnishing categories and reduced promotional discounting as we balanced spend to support new customer acquisition efforts, partially offset by elevated carrier costs due to COVID-19 surcharges.

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

The following table reflects our sales and marketing expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Sales and marketing expenses	$73,538	$36,345
Advertising expense included in sales and marketing expenses	$70,013	$32,536
Year-over-year percentage growth
Sales and marketing expenses	102.3%
Advertising expense included in sales and marketing expenses	115.2%
Percentage of net revenues
Sales and marketing expenses	11.1%	10.7%
Advertising expense included in sales and marketing expenses	10.6%	9.6%

The 40 basis point increase in sales and marketing expenses as a percent of net revenues for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to increased spending on paid listing advertisements and keywords to support our customer acquisition strategy, partially offset by gained leverage in staff-related costs.

Technology expenses

We seek to deploy our capital resources efficiently in technology, including web services, customer support solutions, website search, expansion of new and existing product categories, and in technology to enhance the customer experience, including using machine learning, improve our process efficiency, modernize and expand our systems, and support and expand our logistics infrastructure. We expect to continue to incur technology expenses to support these initiatives and these expenditures may continue to be material.

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

The following table reflects our technology expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Technology expenses	$30,523	$27,281
Year-over-year percentage growth
Technology expenses	11.9%
Technology expenses as a percent of net revenues	4.6%	8.0%

The $3.2 million increase in technology expenses for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to staff-related costs to support strategic initiatives and increased cloud adoption.

General and administrative expenses

The following table reflects our general and administrative expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
General and administrative expenses	$22,871	$23,885
Year-over-year percentage growth
General and administrative expenses	(4.2)%
General and administrative expenses as a percent of net revenues	3.5%	7.0%

The $1.0 million decrease in general & administrative expense for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily driven by a $2.0 million reduction in consulting expenses and a reduction in staff-related costs, partially offset by a $2.5 million legal settlement realized in 2020.

Income taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. We update our estimate of the annual effective tax rate each quarter and make cumulative adjustments if our estimated annual effective tax rate changes.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors including: variability in predicting our pre-tax and taxable income as well as the mix of jurisdictions to which those items relate, relative changes in expenses or losses for which tax benefits are limited or not recognized, how we do business, fluctuations in our stock price, economic outlook, political climate, and other conditions such as the COVID-19 pandemic. In addition, changes in laws, regulations, and administrative practices will impact our rate. Our effective tax rate can be volatile based on the amount of pre-tax income. For example, the impact of discrete items on our effective tax rate is greater when pre-tax income is lower.

Our provision for income taxes for the three months ended March 31, 2021 and 2020 was $193,000 and $163,000, respectively. The effective tax rate for the three months ended March 31, 2021 and 2020 was 0.7% and (1.4)%, respectively. Our low effective tax rate is primarily attributable to the valuation allowance we maintain on our net deferred tax assets related to our U.S. operations.

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have no carryback ability and do not have significant taxable temporary differences to recover our existing deferred tax assets, therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. We have established a valuation allowance for our deferred tax assets not supported by taxable temporary differences, primarily due to uncertainty regarding our future taxable income. We have considered, among other things, the cumulative loss incurred over the three-year period ended March 31, 2021, as a significant piece of objective negative evidence. However, we have seen a reduction in our cumulative loss year over year as we generated income in the last four quarters. We utilized significant deferred tax assets in the form of federal net operating losses in the last four quarters, resulting in an overall reduction in the amount of valuation allowance recorded against our net deferred tax assets.

We have also considered the magnitude and duration of past losses and the magnitude and duration of current profitability as well as changes in the factors that drove losses in the past and those currently driving profitability. As a result of the COVID-19 pandemic and resulting state and local government mandates of home confinement and closure of many brick-and-mortar stores, we have seen strong trends to online sales as consumers migrate to online shopping. We saw our Retail product sales accelerate beginning in the second half of March 2020 and continuing through March 2021, returning the Retail segment to profitability after generating substantial operating losses for the years ended December 31, 2019, 2018 and 2017. The effects of the COVID-19 pandemic on our business make estimates of future income more challenging due to the unpredictable nature of the ultimate scope and duration of the pandemic. We continue to monitor, evaluate, and manage our operating plans and forecasts in light of the most recent developments driven by the COVID-19 pandemic.

We intend to continue maintaining a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to our more recent operating results, utilization of net operating losses, and subjective evidence such as long-term projections for growth. To the extent that we remain profitable for the foreseeable future, the full or partial release of the valuation allowance could occur in the near term. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivables, net. At March 31, 2021, we had cash and cash equivalents of $534.8 million and accounts receivables, net of $38.5 million.

At March 31, 2021, we had $150.0 million available under our "at the market" sales program which permits us to conduct "at the market" sales of our common stock under a Sales Agreement, dated June 26, 2020, with JonesTrading and D.A. Davidson & Co.

Cash flow information is as follows (in thousands):

	Three months ended March 31,
	2021	2020
Cash provided by (used in) - continuing:
Operating activities	$74,084	$(1,647)
Investing activities	(2,762)	(2,737)
Financing activities	(7,844)	46,337

Operating activities - continuing operations

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result of increased online shopping migration from the COVID-19 pandemic, we saw our retail product sales accelerate beginning in the second half of March 2020 and continuing through March 2021, as customers turned to online shopping, which caused our cash, cash equivalents and accounts receivable balances to increase compared to prior quarter-end and also resulted in an increase in our accounts payable and unearned revenue balance as of March 31, 2021. Due to uncertainty surrounding the COVID-19 pandemic, we are unable to predict the duration such favorable conditions and its sustained impact on cash flows. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity in light of the most recent developments driven by the COVID-19 pandemic.

The $74.1 million of net cash provided by continuing operating activities during the three months ended March 31, 2021 was primarily due to income from continuing operations adjusted for non-cash items of $35.4 million and cash provided by changes in operating assets and liabilities of $38.7 million.

The $1.6 million of net cash provided by continuing operating activities during the three months ended March 31, 2020 was primarily due to loss from continuing operations adjusted for non-cash items of $3.7 million and cash provided by changes in operating assets and liabilities of $2.0 million.

Investing activities - continuing operations

For the three months ended March 31, 2021, investing activities resulted in a net cash outflow of $2.8 million, primarily due to $2.4 million of expenditures for property and equipment.

For the three months ended March 31, 2020, investing activities resulted in a net cash outflow of $2.7 million, primarily due to $2.6 million of expenditures for property and equipment.

Financing activities - continuing operations

For the three months ended March 31, 2021, financing activities resulted in a net cash outflow of $7.8 million primarily due to $7.3 million for payment of taxes withheld upon vesting of restricted stock.

For the three months ended March 31, 2020, financing activities resulted in a net cash inflow of $46.3 million primarily due to $47.5 million in proceeds from long-term debt, $2.8 million of net proceeds from the sale of common stock under our at the market offering for sales of common stock executed in late December 2019, partially offset by $1.7 million for payment of taxes withheld upon vesting of restricted stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2021 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$18,503	$5,818	$9,594	$2,818	$273
Loan agreements (2)	58,542	5,264	9,871	2,968	40,439
Total contractual cash obligations	$77,045	$11,082	$19,465	$5,786	$40,712
 __________________________________________
(1)     — Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Note 6—Leases, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.
(2)     — Represents future interest and principal payments on the financing agreements with Loan Core Capital Funding Corporation LLC. For information regarding our financing agreements, see Note 5—Borrowings, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of March 31, 2021, accrued tax contingencies were $909,000. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Note 2—Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed in Note 2—Summary of Significant Accounting Policies and Supplemental Disclosures, including information about recently adopted accounting standards, see Recently adopted accounting standards, included in Item 1, Part I, Financial Statements (Unaudited), contained in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Government Regulation

We are subject to a wide variety of laws, rules and regulations, some of which apply or may apply to us as a result of our retail business, and others of which apply to us for other reasons, such as our status as a publicly held company or the places in which we sell certain types or amounts of products. Our retail business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, and other services we offer. Existing and future laws and regulations may result in increasing expense and may impede our growth. Applicable and potentially applicable regulations and laws include regulations and laws regarding taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, employment, import and export matters, information reporting requirements, access to our services and facilities, the design and operation of websites, health and sanitation standards, the characteristics and quality of products and services, product labeling and unfair and deceptive trade practices.

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

Government regulation - discontinued operations

The Medici Ventures and tZERO businesses are subject to general business regulations and laws, including some of those described above, but are also affected by a number of other laws and regulations, including but not limited to, laws and regulations relating to money transmitters and money services businesses, including the requirements of the Financial Crimes Enforcement Network of the U.S. Department of Treasury ("FinCEN") and state requirements applicable to money transmission, cryptocurrencies, provisions of various securities laws and other laws and regulations governing broker-dealers, alternative trading systems and national securities exchanges, anti-money laundering requirements, know-your-customer requirements, record-keeping, reporting and capital and bonding requirements, and a variety of other matters. Blockchain and distributed ledger platforms are recent technological innovations, and the regulation of peer-to-peer digital assets and conventional securities, insofar as blockchain technologies are applied to conventional securities, is developing. In the U.S., the Medici Ventures and tZERO businesses are or may be subject to a wide variety of complex statutes and rules, most of which were implemented prior to the development of these technologies, and it is sometimes unclear whether or how various statutes or regulations apply.

In addition, tZERO Markets is an SEC-registered broker-dealer under the Exchange Act and a member of FINRA and the Securities Investor Protection Corporation and is subject to regulation, examination, investigation and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and self-regulatory organizations with which it is registered or licensed or of which it becomes a member. As a result of the services which tZERO Markets provides, including servicing retail investors, a number of these legal and regulatory requirements are new to tZERO's broker-dealer subsidiaries and we expect federal and state securities regulators will require enhanced supervision, compliance and control procedures for tZERO Markets.

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

The joint venture that tZERO and BOX Digital announced in June 2018 is seeking regulatory approvals that would enable the parties to operate the Boston Security Token Exchange ("BSTX"), a national securities exchange facility to support trading in a type of security for which order and transaction data would be captured on a proprietary blockchain and to also support settlement of transactions in such securities on BSTX faster than T+2. BSTX will require approval from the SEC prior to beginning operations. The SEC originally published proposed rule changes relating to BSTX on October 11, 2019 which, following subsequent amendments and resubmissions, was disapproved by the SEC on December 18, 2020. BSTX resubmitted a revised set of proposed rule changes which incorporate feedback from the SEC and expand the role of blockchain technology in BSTX's operations on April 15, 2021, which is expected to be published in the federal register in early May, 2021. Were it to be approved for operation by the SEC in the future, as a national securities exchange facility, BSTX would be subject to provisions of the Exchange Act and other rules and regulations applicable to national securities exchanges that are different than those applicable to tZERO's current operations, including, but not limited to, periodic and special examinations by the SEC.

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

Investment Risk

The fair values of our equity securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in the value of our equity securities. At March 31, 2021, our recorded value in equity securities in public companies was $935,000, which relates to publicly traded companies, recorded at fair value, which are subject to market price volatility.

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

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

There were no changes in either our disclosure controls and procedures or our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting. We have not experienced any material impact to our disclosure controls and procedures or our internal controls over financial reporting despite the fact that most of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to significant damages, associated costs, or equitable remedies relating to the operation of our business. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item 1 of Part I, Financial Statements—Note 7—Commitments and Contingencies, subheading Legal Proceedings and Contingencies, contained in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
10.1
Transaction Agreement, dated as of January 25, 2021, by and among Overstock.com, Inc., Medici Ventures, Inc., Pelion MV GP, L.L.C. and Pelion, Inc., as guarantor, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 25, 2021.

	31.1*	Exhibit 31.1 Certification of Chief Executive Officer
	31.2*	Exhibit 31.2 Certification of Chief Financial Officer
	32.1**	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2**	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
	101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags
	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101)
______________________________________
    * Filed herewith.
    ** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 6, 2021	OVERSTOCK.COM, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)