Form 10-Q
period 2021-06-30
OVERSTOCK.COM, INC
filed 2021-08-05
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021

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

43,013,210 shares of the registrant's common stock, par value $0.0001, are outstanding on July 30, 2021.

OVERSTOCK.COM, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2021

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

Actual events or results may differ materially from those contemplated by our forward-looking statements for a variety of reasons, including among others:

•the impact that the COVID-19 pandemic, or other wide-spread disease or illness, may have on our business and the industries in which we operate, including the impact that our business may experience at such time as the pandemic or other health risks subside;
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
•any inability to generate and maintain unpaid natural traffic to our website;
•any inability of Pelion to successfully manage the Medici Ventures Fund limited partnership or our direct minority interest in tZERO;
•our exposure to cyber security risks, risks of data loss and other security breaches;
•any strategic transactions, restructurings or other changes we may make to our business;
•the risk that the amount of deferred tax assets we consider realizable could be reduced if estimates of future taxable income during the carryforward period are reduced;
•any challenges that result in the unavailability of our Website or reduced performance of our transaction systems;
•the possibility that we are unable to protect our proprietary technology and to obtain trademark protection for our marks;
•current and future claims of intellectual property infringement to which we are subject;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$536,445	$495,425
Restricted cash	1,208	1,197
Accounts receivable, net of allowance for credit losses of $2,366 and $1,417	33,008	22,867
Inventories	7,009	6,243
Prepaids and other current assets	27,554	22,879
Current assets of discontinued operations	—	34,129
Total current assets	605,224	582,740
Property and equipment, net	109,693	113,767
Deferred tax assets, net	33,252	37
Goodwill	6,160	6,160
Equity securities ($100,578 and $500 at fair value)	330,778	1,412
Operating lease right-of-use assets	14,242	17,297
Other long-term assets, net	2,376	2,646
Long-term assets of discontinued operations	—	106,155
Total assets	$1,101,725	$830,214
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$166,671	$109,759
Accrued liabilities	112,683	123,646
Unearned revenue	84,447	72,165
Operating lease liabilities, current	4,612	5,152
Other current liabilities	3,413	2,935
Current liabilities of discontinued operations	—	13,924
Total current liabilities	371,826	327,581
Long-term debt, net	39,676	41,334
Operating lease liabilities, non-current	10,364	13,206
Other long-term liabilities	3,679	4,082
Long-term liabilities of discontinued operations	—	7,685
Total liabilities	425,545	393,888
Commitments and contingencies (Note 8)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	June 30, 2021	December 31, 2020
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A-1, issued and outstanding - 4,204 and 4,204	—	—
Series B, issued and outstanding - 357 and 357	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 46,607 and 46,331
Outstanding shares - 43,012 and 42,768	4	4
Additional paid-in capital	954,518	970,873
Accumulated deficit	(199,229)	(525,233)
Accumulated other comprehensive loss	(545)	(553)
Treasury stock at cost - 3,595 and 3,563	(78,568)	(71,399)
Equity attributable to stockholders of Overstock.com, Inc.	676,180	373,692
Equity attributable to noncontrolling interests	—	62,634
Total stockholders' equity	676,180	436,326
Total liabilities and stockholders' equity	$1,101,725	$830,214

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenue	$794,536	$766,956	$1,454,397	$1,106,554
Cost of goods sold	619,710	589,044	1,126,047	854,436
Gross profit	174,826	177,912	328,350	252,118
Operating expenses
Sales and marketing	85,272	79,215	158,810	115,560
Technology	30,383	29,063	60,906	56,344
General and administrative	22,660	20,837	45,531	44,722
Total operating expenses	138,315	129,115	265,247	216,626
Operating income	36,511	48,797	63,103	35,492
Interest expense, net	(130)	(364)	(285)	(375)
Other income (expense), net	298	246	72	(41)
Income from continuing operations before income taxes	36,679	48,679	62,890	35,076
Provision (benefit) for income taxes	(45,726)	840	(45,533)	1,003
Income from continuing operations	82,405	47,839	108,423	34,073
Income (loss) from discontinued operations, net of income taxes	227,372	(13,458)	217,246	(19,257)
Consolidated net income	$309,777	$34,381	$325,669	$14,816
Less: Net loss attributable to noncontrolling interests—discontinued operations	(134)	(1,975)	(335)	(5,207)
Net income attributable to stockholders of Overstock.com, Inc.	$309,911	$36,356	$326,004	$20,023
Net income per share of common stock:
Net income (loss) attributable to common shares—basic
Continuing operations	$1.73	$1.12	$2.27	$0.82
Discontinued operations	4.78	(0.27)	4.58	(0.34)
Total	$6.51	$0.85	$6.85	$0.48
Net income (loss) attributable to common shares—diluted
Continuing operations	$1.72	$1.11	$2.26	$0.81
Discontinued operations	4.75	(0.27)	4.54	(0.34)
Total	$6.47	$0.84	$6.80	$0.47
Weighted average shares of common stock outstanding:
Basic	43,009	40,329	42,948	40,243
Diluted	43,314	40,590	43,317	40,440

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Consolidated net income	$309,777	$34,381	$325,669	$14,816
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $0, $0, and $0	4	4	8	8
Other comprehensive income	4	4	8	8
Comprehensive income	309,781	34,385	325,677	14,824
Less: Comprehensive loss attributable to noncontrolling interests—discontinued operations	(134)	(1,975)	(335)	(5,207)
Comprehensive income attributable to stockholders of Overstock.com, Inc.	$309,915	$36,360	$326,012	$20,031

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of period	46,589	43,877	46,331	42,790
Common stock issued upon vesting of restricted stock	18	8	276	679
Common stock sold through offerings	—	—	—	416
Balance at end of period	46,607	43,885	46,607	43,885
Shares of treasury stock
Balance at beginning of period	3,589	3,551	3,563	3,326
Tax withholding upon vesting of restricted stock	6	2	79	227
Sale of treasury stock	—	—	(47)	—
Balance at end of period	3,595	3,553	3,595	3,553
Total shares of common stock outstanding	43,012	40,332	43,012	40,332
Common stock	$4	$4	$4	$4

Number of Series A-1 preferred shares issued and outstanding	4,204	4,204	4,204	4,204
Number of Series B preferred shares issued and outstanding	357	357	357	357
Preferred stock	$—	$—	$—	$—

Additional paid-in capital
Balance at beginning of period	$951,615	$768,055	$970,873	$764,845
Stock-based compensation to employees and directors	2,903	2,465	5,674	5,733
Sale of treasury stock	—	—	2,726	—
Subsidiary equity award tender offer	—	—	(2,130)	—
Change in noncontrolling interest ownership	—	—	(22,625)	—
Other	—	464	—	406
Balance at end of period	$954,518	$770,984	$954,518	$770,984
Accumulated deficit
Balance at beginning of period	$(509,140)	$(596,723)	$(525,233)	$(580,390)
Net income attributable to stockholders of Overstock.com, Inc.	309,911	36,356	326,004	20,023
Other	—	(113)	—	(113)
Balance at end of period	$(199,229)	$(560,480)	$(199,229)	$(560,480)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Accumulated other comprehensive loss
Balance at beginning of period	$(549)	$(564)	$(553)	$(568)
Net other comprehensive income	4	4	8	8
Balance at end of period	$(545)	$(560)	$(545)	$(560)
Treasury stock
Balance at beginning of period	$(78,048)	$(70,493)	$(71,399)	$(68,807)
Tax withholding upon vesting of restricted stock	(520)	(44)	(7,812)	(1,730)
Sale of treasury stock	—	—	643	—
Balance at end of period	(78,568)	(70,537)	(78,568)	(70,537)
Total equity attributable to stockholders of Overstock.com, Inc.	$676,180	$139,411	$676,180	$139,411

Equity attributable to noncontrolling interests
Balance at beginning of period	$85,058	$61,376	$62,634	$62,771
Paid in capital for noncontrolling interest	—	5,000	—	5,000
Net loss attributable to noncontrolling interests	(134)	(1,975)	(335)	(5,207)
Change in noncontrolling interest ownership	—	—	22,625	—
Deconsolidation of subsidiaries	(84,924)	—	(84,924)	1,837
Other	—	(464)	—	(464)
Total equity attributable to noncontrolling interests	$—	$63,937	$—	$63,937

Total stockholders' equity	$676,180	$203,348	$676,180	$203,348

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$325,669	$14,816
(Income) loss from discontinued operations, net of income taxes	(217,246)	19,257
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	9,949	10,978
Non-cash operating lease cost	2,528	2,632
Stock-based compensation to employees and directors	5,107	4,633
Increase in deferred income taxes, net	(47,046)	20
Other non-cash adjustments	721	173
Changes in operating assets and liabilities:
Accounts receivable, net	(10,141)	(19,787)
Inventories	(766)	(500)
Prepaids and other current assets	(3,452)	(3,302)
Other long-term assets, net	(368)	8
Accounts payable	56,543	54,434
Accrued liabilities	(10,651)	57,679
Unearned revenue	12,282	48,470
Operating lease liabilities	(2,812)	(3,363)
Other long-term liabilities	(270)	1,217
Net cash provided by continuing operating activities	120,047	187,365
Net cash used in discontinued operating activities	(17,128)	(16,922)
Net cash provided by operating activities	102,919	170,443
Cash flows from investing activities:
Contributions for capital calls	(41,122)	—
Expenditures for property and equipment	(5,620)	(7,388)
Other investing activities, net	(908)	(159)
Net cash used in continuing investing activities	(47,650)	(7,547)
Net cash used in discontinued investing activities	(29,703)	(431)
Net cash used in investing activities	(77,353)	(7,978)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six months ended June 30,
	2021	2020
Cash flows from financing activities:
Payments on long-term debt	(1,366)	(779)
Proceeds from long-term debt	—	47,500
Proceeds from sale of common stock, net of offering costs	—	2,848
Payments of taxes withheld upon vesting of restricted stock	(7,812)	(1,730)
Other financing activities, net	(1)	(3,992)
Net cash provided by (used in) continuing financing activities	(9,179)	43,847
Net cash provided by discontinued financing activities	2,085	—
Net cash provided by (used in) financing activities	(7,094)	43,847
Net increase in cash, cash equivalents, and restricted cash	18,472	206,312
Cash, cash equivalents, and restricted cash, beginning of period, inclusive of cash balances of discontinued operations	519,181	114,898
Cash, cash equivalents, and restricted cash, end of period, inclusive of cash balances of discontinued operations	537,653	321,210
Less: Cash, cash equivalents, and restricted cash of discontinued operations	—	19,082
Cash, cash equivalents, and restricted cash, end of period	$537,653	$302,128

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Overstock.com, Inc. is an online retailer and technology company. It is a leading e-commerce retailer offering customers a wide selection of quality brands for the home at low prices, including furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. The online shopping site, which receives tens of millions of visits per month, provides customers access to millions of products from third-party partners. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise. As used herein, the term "Website" refers to the Company's internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com.

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

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

On April 23, 2021, we entered into a Limited Partnership Agreement (the "Limited Partnership Agreement") with Pelion MV GP, L.L.C. ("Pelion"), in connection with the closing (the "Medici Closing") of the Transaction Agreement dated January 25, 2021 between the Company, Medici Ventures, Inc. ("Medici Ventures"), Pelion, and Pelion, Inc. (the "Transaction Agreement"). In connection with the execution of the Limited Partnership Agreement, Pelion acquired control over Medici Ventures and its blockchain assets. As a result of this transaction, we performed an assessment of control under the variable interest entity ("VIE") model and determined that effective as of the Medici Closing, we held a variable interest in both Medici Ventures and tZERO Group, Inc. ("tZERO") (collectively, the "Disposal Group"), both of which meet the definition of variable interest entities; however, we are not the primary beneficiary of either entity for purposes of consolidation. Accordingly, we deconsolidated the Disposal Group's consolidated net assets and noncontrolling interest from our consolidated financial statements and results beginning on April 23, 2021, the date that control ceased. The Disposal Group met the criteria to be reported as held for sale and discontinued operations as of March 31, 2021. As a result of closing the transaction during the second quarter of 2021, the Disposal Group's operating results for the periods prior to deconsolidation have been reflected in our consolidated statements of income as discontinued operations for all periods presented. Additionally, the related assets and liabilities of the Disposal Group associated with the prior periods are classified as discontinued operations in our consolidated balance sheets. The majority of the Disposal Group was previously included in the Medici Ventures and tZERO reportable segments, and the remainder was included in Other. Effective as of the first quarter of fiscal year 2021, the Company has one reportable segment: Retail. See Note 14—Business Segments for additional segment information.

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

Our estimates involving, among other items, forecasted revenues, sales volume, pricing, cost and availability of inventory, consumer demand and spending habits, the continued operations of our supply chain and logistics network, and the overall impact of social distancing on our workforce are even more difficult to estimate as a result of uncertainties associated with the scope and duration of the global novel coronavirus ("COVID-19") pandemic and various actions taken by governmental authorities, private business and other third parties in response to the pandemic, the ongoing economic effect of the pandemic and the post-pandemic economic recovery. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, the variability of these factors depends on a number of conditions, including uncertainty associated with the COVID-19 pandemic and the post-pandemic economic recovery, how long these conditions will persist, ongoing developments related to the production, approval and distribution of vaccines, the emergence and spread of new variants of the virus (including variants that may be more contagious and/or impact the effectiveness of existing vaccines), and additional measures that may be introduced or reintroduced by governments or private parties or the effect any such additional measures may have on our business and thus our accounting estimates may change from period to period. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Initial valuation of retained noncontrolling interest in former subsidiaries

We measure our retained noncontrolling interest in former subsidiaries at fair value at the date of deconsolidation. In the absence of quoted market prices (e.g., a privately held entity), the fair value is determined in good faith under our valuation policy and process using generally accepted valuation approaches. We utilize an independent third party valuation firm to assist us in determining the fair values of our retained noncontrolling interest in former subsidiaries using a combination of a market approach and income approach. The market approach relies upon a comparison with guideline public companies or guideline transactions and entails selecting relevant financial information of the subject company, and capitalizing those amounts using valuation multiples that are based on empirical market observations. The income approach relies upon an analysis of its projected economic earnings discounted to present value (discounted cash flows). The fair value determination of our retained noncontrolling interest required the use of significant unobservable inputs (Level 3 inputs) as shown in the table within Note 3—Discontinued Operations. Due to the inherent uncertainty of determining the fair value of Level 3 securities that do not have a readily available market value, the determination of fair value requires significant judgment or estimation and changes in the estimates and assumptions used in the valuation models could materially affect the determination of fair value for these assets. See Note 3—Discontinued Operations for further information.

Income taxes

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including results of recent operations, projected future taxable income, scheduled reversals of our deferred tax liabilities, and tax planning strategies.

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

3. DISCONTINUED OPERATIONS

On January 25, 2021, we entered into the Transaction Agreement with Medici Ventures, Pelion, and Pelion, Inc., pursuant to which the parties agreed, among other things, that: (i) Medici Ventures would convert to a Delaware limited partnership (the "Partnership"), (ii) pursuant to the terms and subject to the conditions of a Limited Partnership Agreement which was entered into on the date of the Medici Closing, Pelion would become the sole general partner of the Partnership, and we (along with any other stockholders of Medici Ventures at the time of the Medici Closing), would become the limited partners of the Partnership, (iii) prior to the Medici Closing, Overstock would convert the outstanding intercompany debt owed to us by Medici Ventures into shares of common stock in Medici Ventures; and (iv) prior to the Medici Closing, Overstock would convert the outstanding intercompany debt owed to us by tZERO into shares of common stock in tZERO, in each case, on the terms and subject to the conditions set forth in the Transaction Agreement and the relevant definitive agreements to be entered into in connection therewith. Pursuant to the terms of the Limited Partnership Agreement, we and any other partners subsequently admitted to the Partnership agreed to make a capital commitment of $45 million to the Partnership in proportion to our equity interest in the Partnership in order to fund the Partnership's capital needs. The capital commitments may be called in one or more cash installments as specified by the general partner upon ten business days' prior written notice. The term of the Partnership is eight years. The debt conversion outlined in (iii) and (iv) above was completed during the quarter ended March 31, 2021, following which Medici Ventures and Overstock held approximately 42% and 41%, respectively, of tZERO's outstanding common stock.

The Transaction Agreement represents a strategic shift for Overstock and a substantive change in the purpose and design of Medici Ventures and its interplay with Overstock’s overall business objectives. The Overstock board of directors has determined that it is in the best interest of Overstock and its shareholders to have the Overstock management team focus on Overstock’s core e-commerce home furnishings business and strategies. Accordingly, after six years of committed effort to advance blockchain technology, Overstock has determined that the Medici Ventures businesses will be better served under the management of Pelion, a professional asset manager with technology expertise in early-stage companies. From and after the Medici Closing, Pelion has sole authority and responsibility regarding investing decisions, appointing board members of the portfolio companies, and exercising all shareholder rights for assets held by the Partnership, with the intent of generating capital appreciation for the held entities and investment income for the partners.

On April 23, 2021, we entered into the Limited Partnership Agreement with Pelion, as part of the Medici Closing, pursuant to which Pelion became the sole general partner, holding a 1% equity interest in the Partnership, and Overstock became a limited partner, holding a 99% equity interest in the Partnership. The Partnership meets the definition of an investment company under ASC Subtopic 946 - Financial Services - Investment Companies. As a result of this transaction, we performed an assessment of control under the VIE model and determined that upon closing of the transaction, we held a variable interest in both Medici Ventures and tZERO which meet the definition of variable interest entities; however, we are not the primary beneficiary of either entity for purposes of consolidation as we do not have the power (either explicit or implicit), through voting rights or similar rights, to direct the activities of the Partnership or tZERO that most significantly impact its economic performance. Pelion was not a related party at the time of the transaction and apart from their capacity as the general partner of the Partnership, we have no other relationship with them. We may not voluntarily withdraw from the Partnership without the consent of the general partner or upon certain limited events as outlined in the Limited Partnership Agreement. Any proceeds from the sales of assets by the Partnership will be allocated on an asset-by-asset basis to the partners of the Partnership in accordance with the Limited Partnership Agreement following such events.

At the transaction date, our retained equity interest in the Partnership and our direct minority interest in tZERO had a fair value of $288.8 million, inclusive of $3.4 million of capital calls funded at the transaction date. The fair value of these equity securities at the transaction date was estimated by taking the mid-point from a valuation range using a weighting of multiple valuation techniques on the underlying components of the equity securities to calculate a fair value for the whole, including discounted cash flow models and market transactional data, both of which incorporate significant unobservable inputs (Level 3). Approximately $149.9 million of the total $288.8 million Level 3 equity securities have been valued using unadjusted inputs that have not been internally developed by management, including third-party transactions and quotations. The significant unobservable inputs used in the $288.8 million fair value measurement of these Level 3 equity securities at the transaction date are summarized as follows:

Valuation technique	Unobservable inputs	Range (1)	Weighted average (2)
Market approach	Enterprise value to revenue multiple	0.88x	0.88x
Discounted cash flows - exit multiple	Discount rate	9.0% - 35.0%	32.4%
	Enterprise value to revenue multiple	0.75x - 5.00x	4.40x
	Projected terminal year	2023 - 2027	2025
	Annual revenue growth rate	1.3% - 124.0%	109.4%
	Annual EBITDA % of revenues	5.2% - 41.2%	36.3%
Discounted cash flows - perpetual growth	Discount rate	30.0%	30.0%
	Projected terminal year	2028	2028
	Perpetual revenue growth rate	3.0%	3.0%
	Annual revenue growth rate	25.7%	25.7%
	Annual EBITDA % of revenues	14.9%	14.9%
 __________________________________________
(1)     — The range for the Annual revenue growth rate and Annual EBITDA % of revenues are based on the weighted average metrics for the annual periods of the separate cash flow models for the respective component.
(2)     — Unobservable inputs were weighted by the relative fair value based on the fair value of the underlying components subjected to the identified valuation technique. For projected terminal year, the amount represents the median of the inputs and is not a weighted average.

We recognized a $243.5 million gain upon deconsolidation of these entities which primarily relates to the remeasurement of our retained equity method interest in the Partnership and our direct minority interest in tZERO at fair value, which was included in our consolidated statements of income as part of Income (loss) from discontinued operations, net of income taxes. During the quarter ended June 30, 2021, we completed the entire funding of our $44.6 million capital commitment consistent with our proportional ownership interest

Our retained equity interest in these entities are classified as equity method securities as we can exercise significant influence, but not control, over these entities through holding more than a 20% interest in the entity. We will record our proportionate share of the Partnership's reported net income or loss, which reflects the fair value changes of the underlying investments of the Partnership, in Other income (expense), net in our consolidated statements of income with corresponding adjustments to the carrying value of the asset. There is no difference between the carrying amount of our investment in the Partnership and the amount of underlying equity we have in the Partnership's net assets. We have elected to apply the fair value option for valuing our retained direct minority interest in tZERO in future reporting periods as we determined that accounting for our direct equity interest in tZERO under the fair value option would approximate the same valuation approach used by the

Partnership for valuing our indirect interest in tZERO through the Partnership and would be the most meaningful and transparent option for evaluating our continued exposure to the economics of tZERO.

As of June 30, 2021, our 99% equity interest in the Partnership and the 40% direct minority interest in tZERO had a carrying value of $329.9 million which is included in Equity securities on our consolidated balance sheets, of which, $99.7 million is valued under the fair value option. This amount also constitutes our maximum exposure to loss as a result of our involvement in these entities as we have no additional financing obligations to these entities. There were no changes in the valuation of our equity interest in tZERO between the recognition date of April 23, 2021 and the period ended June 30, 2021. The operations of the Partnership post transaction date are not significant through the period ended June 30, 2021 and there were no equity method gains or losses associated with our equity interest in the Partnership through the period ended June 30, 2021.

Results of discontinued operations through the transaction date were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue, net	$1,802	$15,588	$17,394	$27,563
Cost of goods sold	1,325	13,618	13,716	23,959
Gross profit	477	1,970	3,678	3,604
Operating expenses
Technology	577	4,615	7,133	10,130
Selling, general, and administrative	2,084	7,109	13,509	16,067
Total operating expenses	2,661	11,724	20,642	26,197
Operating loss from discontinued operations	(2,184)	(9,754)	(16,964)	(22,593)
Interest income, net	5	390	192	473
Other income (loss), net	(398)	(4,417)	4,081	2,553
Gain on deconsolidation	243,541	—	243,541	—
Income (loss) from discontinued operations before income taxes	240,964	(13,781)	230,850	(19,567)
Provision (benefit) for income taxes	13,592	(323)	13,604	(310)
Net income (loss) from discontinued operations	$227,372	$(13,458)	$217,246	$(19,257)
Less: Net loss attributable to noncontrolling interests from discontinued operations	(134)	(1,975)	(335)	(5,207)
Net income (loss) from discontinued operations attributable to stockholders of Overstock.com, Inc.	$227,506	$(11,483)	$217,581	$(14,050)

Assets and liabilities of discontinued operations were as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$—	$21,075
Other current assets	—	13,054
Total current assets of discontinued operations	$—	$34,129
Property and equipment, net	$—	$8,783
Intangible assets, net	—	13,852
Goodwill	—	28,790
Equity securities	—	45,878
Operating lease right-of-use assets	—	7,226
Other long-term assets, net	—	1,626
Total long-term assets of discontinued operations	$—	$106,155
Accounts payable and accrued liabilities	$—	$11,939
Other current liabilities	—	1,985
Total current liabilities of discontinued operations	$—	$13,924
Operating lease liabilities, non-current	—	7,099
Other long-term liabilities	—	586
Total long-term liabilities of discontinued operations	$—	$7,685

4. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Equity securities, at fair value	$100,578	$855	$—	$99,723
Trading securities held in a "rabbi trust" (1)	163	163	—	—
Total assets	$100,741	$1,018	$—	$99,723
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$184	$184	$—	$—
Total liabilities	$184	$184	$—	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Equity securities, at fair value	$500	$500	$—	$—
Trading securities held in a "rabbi trust" (1)	108	108	—	—
Total assets	$608	$608	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$112	$112	$—	$—
Total liabilities	$112	$112	$—	$—
 ___________________________________________
(1)    — Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.
(2)    — Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer hardware and software, including internal-use software and website development	$217,553	$213,124
Building	69,245	69,245
Furniture and equipment	11,906	12,165
Land	12,781	12,781
Leasehold improvements	2,717	3,049
Building machinery and equipment	9,805	9,793
Land improvements	7,010	7,010
	331,017	327,167
Less: accumulated depreciation	(221,324)	(213,400)
Total property and equipment, net	$109,693	$113,767

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Capitalized internal-use software and website development	$1,758	$3,648	$3,462	$5,586
Depreciation of internal-use software and website development	1,774	2,470	3,582	4,856

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of income as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$147	$177	$301	$367
Technology	3,594	3,596	7,469	7,337
General and administrative	1,040	1,607	2,134	3,211
Total depreciation	$4,781	$5,380	$9,904	$10,915

6. BORROWINGS

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

As of June 30, 2021, the total outstanding debt on these loans was $42.9 million, net of $551,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $3.3 million.

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

We are in compliance with our debt covenants and continue to monitor our ongoing compliance with our debt covenants.

7. LEASES

We have operating leases for warehouses, office space, and data centers. Our leases have remaining lease terms of one year to six years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year.

The components of lease expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,497	$1,562	$3,638	$3,320
Variable lease cost	328	466	716	873

The following table provides a summary of other information related to leases (in thousands):

	Six months ended June 30,
	2021	2020
Cash payments included in operating cash flows from lease arrangements	$3,760	$4,050
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,726
Derecognition of right-of-use assets due to reassessment of lease term	527	666

The following table provides supplemental balance sheet information related to leases:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term—operating leases	3.23 years	3.57 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of June 30, 2021, are as follows (in thousands):

Payments due by period	Amount
2021 (Remainder)	$2,686
2022	5,678
2023	4,644
2024	2,779
2025	671
Thereafter	340
Total lease payments	16,798
Less interest	1,822
Present value of lease liabilities	$14,976

8. COMMITMENTS AND CONTINGENCIES

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

In September 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California, alleging that we infringed a patent covering search and categorization software. We believe that certain third-party vendors of products and services sold to us are contractually obligated to indemnify us, and we have tendered defense of the case to an indemnitor who accepted the defense. In April 2016, the court entered an order partially dismissing the claims against us. In May 2016, the plaintiff filed an amended complaint and we filed an answer. In March 2020, the court entered a judgment of non-infringement in our favor and against the plaintiff. In June 2020, the plaintiff filed an appeal to the United States District Court of Appeals for the Federal Circuit. In June 2021, the United States District Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement and issued a ruling in our favor and against the plaintiff.

As previously disclosed, in February 2018, the Division of Enforcement of the SEC informed tZERO and subsequently informed us that it is conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering in connection with its investigation. In December 2018, we received a follow-up request from the SEC relating to its investigation relating to GSR Capital Ltd., a Cayman Islands exempted company ("GSR"). On October 7, 2019, we received a subpoena from the SEC requesting documents and other information related to the Series A-1 preferred stock dividend to stockholders we announced in June 2019 (the "Dividend") (discussed below in Note 10—Stockholders' Equity) and requesting Rule 10b5-1 plans entered into by certain officers and directors that were in effect during the period of January 1, 2018 through October 7, 2019. In December 2019, we received a subpoena from the SEC requesting documents related to the GSR transaction and the alternative trading system run by tZERO ATS, LLC. We received another subpoena from the SEC in December 2019 requesting our insider trading policies as well as certain employment and consulting agreements. We have also previously received requests from the SEC regarding GSR and our communications with our former Chief Executive Officer and Director Patrick Byrne, and the matters referenced in the December 2019 subpoenas. In May 2020, we received a subpoena from the SEC requesting additional information related to the ATS. In January 2021, we received a subpoena from the SEC requesting information regarding our Retail guidance in 2019 and certain communications with current and former executives, board members, and investors. We are cooperating with the SEC's investigations, have provided all documents requested in the voluntary requests and the 2019 and 2020 subpoenas, and continue to provide documents requested in the 2021 subpoena.

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former chief executive officer and former chief financial officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), Section 20(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming the Company and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our President, our former Chief Executive Officer, and our former Chief Financial Officer. We filed a motion to dismiss and on September 28, 2020, the court granted our motion and entered judgment in our favor. The plaintiffs filed a motion to amend their complaint on October 23, 2020 and filed a notice of appeal on October 26, 2020. The United States District Court of Utah granted the plaintiffs' motion to amend their complaint on January 6, 2021 and the Tenth Circuit Court dismissed the plaintiffs' appeal on January 8, 2021. We filed a motion to dismiss plaintiffs' amended complaint on February 25, 2021. The court heard oral argument on our motion on June 18, 2021, but has not yet issued a ruling. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend this consolidated action.

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

On April 23, 2020, a putative class action lawsuit was filed against us in the Circuit Court of the County of St. Louis, State of Missouri, alleging that we over-collected taxes on products sold into the state of Missouri. We removed the case to United States District Court, Eastern District of Missouri on May 22, 2020, and on February 9, 2021, the case against us was dismissed. On March 1, 2021, a putative class action lawsuit was filed against us in the Circuit Court of the County of St. Louis, State of Missouri, alleging similar allegations to the April 23, 2020 putative class action lawsuit that was dismissed, that we over-collected taxes on products sold into the state of Missouri. We filed a motion to compel arbitration on April 15, 2021 which has not yet been decided. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend this action.

We establish liabilities when a particular contingency is probable and estimable. At June 30, 2021 and December 31, 2020, we have accrued $1.1 million and $1.8 million, respectively, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

9. INDEMNIFICATIONS AND GUARANTEES

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include, but are not limited to, indemnities we entered into in favor of Loan Core Capital Funding Corporation LLC under our building loan agreements, various lessors in connection with facility leases for certain claims arising from such facility or lease, the environmental indemnity we entered into in favor of the lenders under our prior loan agreements, customary indemnification arrangements in underwriting agreements and similar agreements, and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. As such, we are unable to estimate with any reasonableness our potential exposure under these items. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.

10. STOCKHOLDERS' EQUITY

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

Preferred stock

Each share of our Series A-1 preferred stock and our Series B preferred stock (collectively, the "preferred shares"), except as required by law, are intended to have voting and dividend rights similar to those of one share of common stock. Preferred shares rank senior to common stock with respect to dividends. Holders of the preferred shares are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds of the Company legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the preferred shares are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split, or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared or accumulated a cash dividend of $0.16 per share to the holders of our preferred stock during 2020 and 2021.

Neither the Series A-1 preferred stock nor Series B preferred stock is required to be converted into or exchanged for shares of our common stock or any other entity; however, at our sole discretion, we have the right to convert the Series A-1 preferred stock into Series B preferred stock at any time on a one-to-one basis. In the event of any liquidation, any amount available for distribution to stockholders after payment of all liabilities will be distributed proportionately, with each share of Series A-1 preferred stock and each share of Series B preferred stock being treated as though it were a share of our common stock. If we are party to any merger or consolidation in which our common stock is changed into or exchanged for stock or other securities of any other person (or the Company) or cash or any other property (or a right to receive the foregoing), we will use all commercially reasonable efforts to cause each outstanding share of the preferred stock to be treated as if such share were an additional outstanding share of common stock in connection with any such transaction. Neither the Series A-1 preferred stock nor the Series B preferred stock is registered under the Exchange Act.

JonesTrading Sales Agreement

We entered into an Amended and Restated Capital on DemandTM Sales Agreement (the "Sales Agreement"), dated June 26, 2020 with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"), under which we may conduct "at the market" sales of our common stock. Under the Sales Agreement, JonesTrading and D.A. Davidson, acting as our agents, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. For the six months ended June 30, 2021, we did not sell any shares of our common stock pursuant to the Sales Agreement. For the six months ended June 30, 2020, we received $2.8 million of proceeds that was included in Accounts receivable, net on our consolidated balance sheet at December 31, 2019 for the sale of an aggregate of 415,904 shares of our common stock under the prior iteration of the agreement that were executed in late December 2019. As of June 30, 2021, we had $150.0 million available under our "at the market" sales program.

11. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including restricted stock. Employee accounting applies to awards granted by the Company to its own employees. Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of income as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$20	$49	$31	$103
Sales and marketing	338	309	595	697
Technology	866	283	1,523	1,041
General and administrative	1,578	1,311	2,958	2,792
Total stock-based compensation	$2,802	$1,952	$5,107	$4,633

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

The following table summarizes restricted stock award activity during the six months ended June 30, 2021 (in thousands, except per share data):

	Six months ended June 30, 2021
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	639	$17.98
Granted at fair value	297	87.92
Vested	(276)	24.48
Forfeited	(25)	34.41
Outstanding—end of period	635	$47.26

12. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2019	$41,116
Increase due to deferral of revenue at period end	66,070
Decrease due to beginning contract liabilities recognized as revenue	(35,021)
Unearned revenue at December 31, 2020	72,165
Increase due to deferral of revenue at period end	72,219
Decrease due to beginning contract liabilities recognized as revenue	(59,937)
Unearned revenue at June 30, 2021	$84,447

Our total unearned revenue related to outstanding Club O Reward dollars was $10.0 million and $8.6 million at June 30, 2021 and December 31, 2020, respectively. Breakage income related to Club O Reward dollars and gift cards is recognized in Net revenue in our consolidated statements of income. Breakage included in revenue was $1.4 million and $1.3 million for the three months ended June 30, 2021 and 2020 and $2.8 million and $2.2 million for the six months ended June 30, 2021 and 2020. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2019	$11,106
Additions to the allowance	204,810
Deductions from the allowance	(196,726)
Allowance for returns at December 31, 2020	19,190
Additions to the allowance	130,225
Deductions from the allowance	(126,170)
Allowance for returns at June 30, 2021	$23,245

13. NET INCOME PER SHARE

Our Series A-1 preferred stock and Series B preferred stock (collectively, the "preferred shares") are considered participating securities, and as a result, net income per share is calculated using the two-class method. Under this method, we give effect to preferred dividends and then allocate remaining net income attributable to our stockholders to both common shares and participating securities (based on the percentages outstanding) in determining net income per common share.

Basic net income per common share is computed by dividing net income attributable to common shares (after allocating between common shares and participating securities) by the weighted average number of common shares outstanding during the period.

Diluted net income per share is computed by dividing net income attributable to common shares (after allocating between participating securities and common shares) by the weighted average number of common and potential common shares outstanding during the period (after allocating total dilutive shares between our common shares outstanding and our preferred shares outstanding). Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, warrants, and restricted stock awards are included in the calculation of diluted net income per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations	$82,405	$47,839	$108,423	$34,073
Less: Preferred stock dividends—declared and accumulated	182	179	365	198
Undistributed income from continuing operations	82,223	47,660	108,058	33,875
Less: Undistributed income allocated to participating securities	7,882	2,686	10,373	1,174
Net income from continuing operations attributable to common stockholders	$74,341	$44,974	$97,685	$32,701

Income (loss) from discontinued operations	$227,506	$(11,483)	$217,581	$(14,050)
Less: Undistributed income allocated to participating securities	21,810	(647)	20,886	(487)
Net income (loss) from discontinued operations attributable to common stockholders	205,696	(10,836)	196,695	(13,563)
Net income attributable to common stockholders	$280,037	$34,138	$294,380	$19,138

Denominator:
Weighted average shares of common stock outstanding—basic	43,009	40,329	42,948	40,243
Effect of dilutive securities:
Restricted stock awards	305	261	369	197
Weighted average shares of common stock outstanding—diluted	43,314	40,590	43,317	40,440

Net income from continuing operations per share of common stock:
Basic	$1.73	$1.12	$2.27	$0.82
Diluted	$1.72	$1.11	$2.26	$0.81
Net income (loss) from discontinued operations per share of common stock:
Basic	$4.78	$(0.27)	$4.58	$(0.34)
Diluted	$4.75	$(0.27)	$4.54	$(0.34)
Net income per share of common stock:
Basic	$6.51	$0.85	$6.85	$0.48
Diluted	$6.47	$0.84	$6.80	$0.47

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Restricted stock units	282	168	283	451

14. BUSINESS SEGMENTS

We evaluated our reportable segments in accordance with ASC Topic 280 Segment Reporting based on how we manage our business. At the conclusion of this evaluation, we concluded that we have one reportable segment, Retail, which primarily consists of amounts earned through e-commerce product sales through our Website. All corporate support costs (administrative functions such as finance, human resources, and legal) are allocated to our single reportable segment. The results of that segment are shown on our consolidated statements of income as continuing operations. As a result of the transactions discussed in Note 3—Discontinued Operations, our tZERO and Medici Ventures reportable segments became a part of the Disposal Group and discontinued operations.

For the three and six months ended June 30, 2021 and 2020, substantially all of our revenues were attributable to customers in the United States. At June 30, 2021 and December 31, 2020, substantially all our property and equipment were located in the United States.

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

Overview

Overstock seeks to provide goods to furnish and accessorize "Dream Homes for All," particularly for our target customers—consumers who seek smart value on quality, stylish merchandise at competitive prices, and who want an easy shopping experience. We believe that the furniture and home furnishings market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales, particularly as millennials and younger generations start families and move into new homes. As a result of the COVID-19 pandemic, the market experienced an acceleration of online sales adoption as consumers migrated to online shopping. We regularly update our product assortment to meet the evolving preferences of our customers and current trends. Our products include furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. We sell our products and services primarily through our internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com (referred to collectively as the "Website"). Nearly all our retail sales through our Website were from transactions in which we fulfilled orders through our network of manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and a proprietary technology platform and services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses.

Strategies for our Business

Our business initiatives enable our long-term focus on our three brand pillars, "Product Findability," "Smart Value," and "Easy Delivery and Support." Current initiatives for the business include:

•Improve Product Findability – Directly supporting our "Product Findability" pillar by improving customer search and navigation through refinement of our taxonomy and attribute infrastructure with the goal of enhanced search relevancy and recommendations.

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

•Improve Enterprise Platform – Improving our data strategy to connect high-quality, intuitive data with our business users to enable faster insights. Additionally, embracing the public cloud in order to promote greater resilience for the business in the event of unforeseen circumstances.

Financial Reporting Presentation Relating to the Pelion Transaction

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

Revenue increased 3.6% for the three months ended June 30, 2021, compared to the same period in 2020. This increase was primarily due to a 33% increase in average order size driven by a continued and seasonal product mix shift into core home furnishings categories, partially offset by a 22% decrease in the number of customer orders. This decreased order activity was largely driven by tapering of the accelerated customer growth we experienced at the peak of the COVID-19 pandemic related to stay at home mandates in the second quarter of 2020. While we observed acceleration of new customer acquisition and demand for our products and resulting sales during the peak of the pandemic, we cannot estimate the impact that the ongoing COVID-19 pandemic, the intensity of additional waves of the pandemic or the subsiding of the pandemic and return to prior patterns of economic activity will have on our business in the future due to the unpredictable nature of the ultimate development and duration of the COVID-19 pandemic.

Gross profit decreased 1.7% for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to a decrease in gross margin. Gross margin decreased to 22.0% for the three months ended June 30, 2021, compared to 23.2% for the same period in 2020, primarily due to the one-time benefits realized in 2020 such as lower promotional discounting environment, fees charged to partners due to unmet contractual service levels, and lower customer service costs due to slower growth in our staffing relative to the increase in sales.

Sales and marketing expenses as a percentage of revenue increased from 10.3% for the three months ended June 30, 2020 to 10.7% for the three months ended June 30, 2021, primarily due to increased spending on paid listing advertisements and keywords to support our customer acquisition strategy, partially offset by less broadcast media spend and gained leverage in staff-related expenses.

Technology expenses totaled $30.4 million for the three months ended June 30, 2021, a $1.3 million increase compared to the three months ended June 30, 2020, primarily due to staff-related costs to support strategic initiatives and increased cloud adoption.

General and administrative expenses increased $1.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by an $8.6 million reversal of a legal settlement accrual in 2020, partially offset by a reduction in staff-related expenses.

Our consolidated cash and cash equivalents balance increased from $495.4 million as of December 31, 2020, to $536.4 million as of June 30, 2021.

Additional commentary related to COVID-19

Overstock has continued to respond to the challenges and opportunities created by the COVID-19 pandemic. In fiscal year 2020, we saw a substantial year-over-year increase in our Website traffic, number of new customers, and customer demand, particularly in our key home furnishings categories. While many of our key metrics remain positive some have receded slightly from the elevated 2020 levels during Q2 2021. Our online-only platform and partner network with thousands of fulfillment centers have enabled us to meet the increase in demand. Our three warehouses have remained operational based on our sustained implementation of sound safety measures, including staggered shifts and social distancing. These measures are updated based on CDC guidelines. We hired in key areas throughout the Company to support our current and expected growth. There remain continued challenges created by the increased volume throughout the supply chain in factory production capacity, inbound freight delays, as well as carrier delivery constraints and fulfillment performance from some suppliers. We have evaluated and implemented a phased re-entry plan for our offices; most of our corporate employees continue to work from home without incident throughout the re-entry period. We cannot predict how the COVID-19 pandemic, including the spread of variants thereof, or the vaccination rate will unfold in the coming months, regionally, nationally and internationally. Nevertheless, the challenges arising from the pandemic have not adversely affected our liquidity, revenues, or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020, and Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020.

Net revenue, cost of goods sold, gross profit and gross margin

The following table reflects our net revenue, cost of goods sold, and gross profit for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenue	$794,536	$766,956	$1,454,397	$1,106,554
Cost of goods sold
Product costs and other cost of goods sold	591,280	562,165	1,070,462	811,770
Fulfillment and related costs	28,430	26,879	55,585	42,666
Total cost of goods sold	619,710	589,044	1,126,047	854,436
Gross profit	$174,826	$177,912	$328,350	$252,118
Year-over-year percentage growth
Revenue, net	3.6%		31.4%
Gross profit	(1.7)%		30.2%
Percent of total revenue, net
Cost of goods sold
Product costs and other cost of goods sold	74.4%	73.3%	73.6%	73.4%
Fulfillment and related costs	3.6%	3.5%	3.8%	3.9%
Total cost of goods sold	78.0%	76.8%	77.4%	77.2%
Gross margin	22.0%	23.2%	22.6%	22.8%

The 3.6% increase in net revenue for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a 33% increase in average order value driven by a continued and seasonal product mix shift into core home furnishings categories, partially offset by a 22% decrease in the number of customer orders. This decreased order activity was largely driven by tapering of the accelerated customer growth we experienced at the peak of the COVID-19 pandemic related to stay at home mandates in the second quarter of 2020.

The 31.4% increase in net revenue for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to increased retail product sales resulting from a 25% increase in average order value driven by a continued product mix shift into core home furnishings categories and a 5% increase in customer orders.

For both the three and six months ended June 30, 2021, while we observed acceleration of new customer acquisition and demand for our products and resulting sales during the peak of the pandemic, we cannot estimate the impact that the ongoing COVID-19 pandemic, the intensity of additional waves of the pandemic or the subsiding of the pandemic and return to prior patterns of economic activity will have on our business in the future due to the unpredictable nature of the ultimate development and duration of the COVID-19 pandemic.

International net revenues were less than 1% of total net revenues for each of the three and six months ended June 30, 2021 and 2020.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes for the three months ended June 30, 2021 (in thousands):

	Three months ended June 30, 2021
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(16,547)	$(3,106)
1	$(7,776)	$(1,453)
As reported	As reported	As reported
-1	$16,877	$3,216
-2	$27,308	$5,192

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

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and merchant fees. Fulfillment and related costs remained relatively consistent as a percentage of revenue during the three and six months ended June 30, 2021 as compared to the same period in 2020.

Gross margins for the past six quarterly periods and fiscal year ending 2020 were:

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	FY 2020	Q1 2021	Q2 2021
Gross margin	21.9%	23.2%	23.5%	22.5%	22.9%	23.3%	22.0%

Gross profit for the three months ended June 30, 2021 decreased 1.7% compared to the same period in 2020, primarily due to a decrease in gross margin. Gross margin decreased to 22.0% for the three months ended June 30, 2021, compared to 23.2% for the same period in 2020, primarily due to the one-time benefits realized in 2020 such as lower promotional discounting environment, fees charged to partners due to unmet contractual service levels, and lower customer service costs due to slower growth in our staffing relative to the increase in sales.

Gross profit for the six months ended June 30, 2021 increased 30.2% compared to the same period in 2020, primarily due to sales volume. Gross margin decreased to 22.6% for the six months ended June 30, 2021, compared to 22.8% for the same period in 2020, primarily due to one-time benefits realized in 2020 such as lower promotional discounting environment and fees charged to partners due to unmet contractual service levels.

Operating expenses

Sales and marketing expenses

We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through text ads, product listing ads, display ads, native ads, affiliate marketing programs, e-mail, direct mail, video ads, and social media campaigns. We also do brand advertising through linear and streaming television.

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

The following table reflects our sales and marketing expenses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales and marketing expenses	$85,272	$79,215	$158,810	$115,560
Advertising expense included in sales and marketing expenses	$81,855	$75,051	$151,868	$107,587
Year-over-year percentage growth
Sales and marketing expenses	7.6%		37.4%
Advertising expense included in sales and marketing expenses	9.1%		41.2%
Percentage of net revenues
Sales and marketing expenses	10.7%	10.3%	10.9%	10.4%
Advertising expense included in sales and marketing expenses	10.3%	9.8%	10.4%	9.7%

The 40 basis point increase in sales and marketing expenses as a percent of net revenues for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to increased spending on paid listing advertisements and keywords to support our customer acquisition strategy, partially offset by less broadcast media spend and gained leverage in staff-related expenses.

The 50 basis point increase in sales and marketing expenses as a percent of net revenues for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to increased spending on paid listing advertisements and keywords to support our customer acquisition strategy, partially offset by less broadcast media spend and gained leverage in staff-related expenses.

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

The following table reflects our technology expenses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Technology expenses	$30,383	$29,063	$60,906	$56,344
Year-over-year percentage growth
Technology expenses	4.5%		8.1%
Technology expenses as a percent of net revenues	3.8%	3.8%	4.2%	5.1%

The $1.3 million increase in technology expenses for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to staff-related costs to support strategic initiatives and increased cloud adoption.

The $4.6 million increase in technology expenses for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to staff-related costs to support strategic initiatives and increased cloud adoption.

General and administrative expenses

The following table reflects our general and administrative expenses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
General and administrative expenses	$22,660	$20,837	$45,531	$44,722
Year-over-year percentage growth
General and administrative expenses	8.7%		1.8%
General and administrative expenses as a percent of net revenues	2.9%	2.7%	3.1%	4.0%

The $1.8 million increase in general and administrative expenses for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily driven by an $8.6 million reversal of a legal settlement accrual in 2020, partially offset by a reduction in staff-related expenses.

The $809,000 increase in general and administrative expenses for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily driven by an $8.6 million reversal of a legal settlement accrual in 2020, a $2.5 million legal settlement realized in 2020, partially offset by a reduction in staff-related expenses and reduced discretionary consulting spend.

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

Our provision (benefit) for income tax for the three months ended June 30, 2021 and 2020 was $(45.7) million and $840,000, respectively. Our provision (benefit) for income tax for the six months ended June 30, 2021 was $(45.5) million and $1.0 million, respectively. The tax benefit increased during the three and six months ended June 30, 2021 primarily due to the valuation allowance release for certain federal and state deferred tax assets. The effective tax rate for the six months ended June 30, 2021 and 2020 was (72.4)% and 2.9%, respectively. Our high effective tax rate for the six months ended June 30, 2021 is primarily attributable to the valuation allowance release for certain federal and state deferred tax assets in the current period.

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to support their realizability. In our assessment for the period ended June 30, 2021, we concluded it is more likely than not that our deferred tax assets related to United States federal income and all states with the exception of Utah will be realizable, therefore, we released approximately $47.0 million of our valuation allowance. When a change in valuation allowance is recognized during an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. We still maintain a valuation allowance against our deferred tax assets for capital losses and the state of Utah where not supported by future reversals of taxable temporary differences, because of the uncertainty regarding the realizability of these deferred tax assets. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

In reaching the conclusion that deferred tax assets related to United States federal income and all states, except for Utah, will be realizable, we considered, among other things, three significant pieces of positive evidence that occurred during the quarter ended June 30, 2021: 1) achieving three-year cumulative earnings, 2) recent use of deferred tax assets, and 3) changes in our tax filing groups in conjunction with the Pelion Transaction.

First, a significant piece of objective positive evidence we evaluated was the cumulative earnings generated over the three-year period ended June 30, 2021, by our federal tax-filing group that includes our Retail segment. Because we no longer have objective negative evidence in the form of cumulative losses, additional weight may be given to our more recent operating results and more subjective evidence such as forecasts of future taxable income. As a result of the COVID-19 pandemic, the market experienced an acceleration of online sales adoption as consumers migrated to online shopping. We saw our retail product sales accelerate beginning in the second half of March 2020 and continuing through June 2021. The effects of the ongoing COVID-19 pandemic on our business make estimates of future income more challenging due to the unpredictable nature of the ultimate development and duration of the pandemic. Therefore, we performed a sensitivity analysis based on historical actuals as well as management’s forecasts to address how potential changes in assumptions could impact our ability to generate the minimum amount of taxable income required to utilize our deferred tax assets prior to expiration. The minimum amount of annual income we need to earn to utilize the remaining federal and non-Utah state deferred tax assets prior to expiration is significantly lower than our recent operating results and future projections, mitigating risk around the unpredictable nature of the development and duration of the COVID-19 pandemic.

Second, we have utilized significant deferred tax assets in the form of federal net operating losses over the last five quarters, resulting in an overall reduction in the amount of valuation allowance recorded against our net deferred tax assets. Based on our earnings through June 30, 2021, we now have utilized substantially all federal net operating losses that expire.

Third, due to the strategic shift for Overstock and the substantive change in the purpose and design of Medici Ventures resulting in the closure of the Pelion Transaction during the quarter, we have deconsolidated certain business lines that historically contributed operating losses to our tax filings. These losses will not recur in our future federal and state tax filings. Additionally, in conjunction with the Pelion Transaction, the gain on deconsolidation recognized in our financial statements generated a new taxable temporary difference, the reversal of which further supports the realizability of certain federal and state deferred tax assets.

We are subject to taxation in the United States and multiple state and foreign jurisdictions. Tax years beginning in 2016 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivables, net. At June 30, 2021, we had cash and cash equivalents of $536.4 million and accounts receivables, net of $33.0 million.

At June 30, 2021, we had $150.0 million available under our "at the market" sales program which permits us to conduct "at the market" sales of our common stock under the Sales Agreement.

Cash flow information is as follows (in thousands):

	Six months ended June 30,
	2021	2020
Cash provided by (used in):
Operating activities	$120,047	$187,365
Investing activities	(47,650)	(7,547)
Financing activities	(9,179)	43,847

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result of increased online shopping migration from the COVID-19 pandemic, we saw our retail revenue accelerate beginning in the second half of March 2020 and continuing through June 2021, as customers turned to online shopping, which caused our cash, cash equivalents and accounts receivable balances to increase compared to prior quarter-end and also resulted in an increase in our accounts payable and unearned revenue balance as of June 30, 2021. Due to uncertainty surrounding the COVID-19 pandemic, we are unable to predict the duration such favorable conditions and its sustained impact on cash flows. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity in light of the most recent developments driven by the COVID-19 pandemic.

The $120.0 million of net cash provided by continuing operating activities during the six months ended June 30, 2021 was primarily due to income from continuing operations adjusted for non-cash items of $79.7 million and cash provided by changes in operating assets and liabilities of $40.4 million.

The $187.4 million of net cash provided by continuing operating activities during the six months ended June 30, 2020 was primarily due to income from continuing operations adjusted for non-cash items of $52.5 million and cash provided by changes in operating assets and liabilities of $134.9 million.

Investing activities

For the six months ended June 30, 2021, investing activities resulted in a net cash outflow of $47.7 million, primarily due to $41.1 million of contributions for capital calls and $5.6 million of expenditures for property and equipment.

For the six months ended June 30, 2020, investing activities resulted in a net cash outflow of $7.5 million, primarily due to $7.4 million of expenditures for property and equipment.

Financing activities

For the six months ended June 30, 2021, financing activities resulted in a net cash outflow of $9.2 million primarily due to $7.8 million for payment of taxes withheld upon vesting of restricted stock.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2021 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$16,798	$5,511	$8,878	$2,196	$213
Loan agreements (2)	57,226	5,264	8,929	2,968	40,065
Total contractual cash obligations	$74,024	$10,775	$17,807	$5,164	$40,278
 __________________________________________
(1)     — Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Note 7—Leases, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.
(2)     — Represents future interest and principal payments on the financing agreements with Loan Core Capital Funding Corporation LLC. For information regarding our financing agreements, see Note 6—Borrowings, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of June 30, 2021, accrued tax contingencies were $917,000. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Note 2—Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2020, except for the additions of our critical accounting policy regarding our assessment of control under the VIE model for the retained noncontrolling interests resulting from the deconsolidation of our Medici subsidiaries, which is discussed in Note 2—Summary of Significant Accounting Policies, Basis of Presentation, and our

critical accounting policy and estimates for the initial valuation of our retained noncontrolling interests in deconsolidated former subsidiaries, which is discussed in Note 2—Summary of Significant Accounting Policies, Initial valuation of retained noncontrolling interest in former subsidiaries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our securities. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

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

Investment Risk

The fair values of our equity securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in the value of our equity securities. At June 30, 2021, our recorded value in equity securities in public and private companies was $330.8 million, of which $855,000 relates to publicly traded companies, recorded at fair value, which are subject to market price volatility. We have elected to account for certain of our equity method securities using the fair value option. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

During the quarter ended June 30, 2021, we evaluated, and in certain cases enhanced, the design of existing internal controls supporting both the release of our tax valuation allowance and the initial valuation of our retained noncontrolling interests in deconsolidated former subsidiaries. Except for these enhancements, there were no other changes in either our disclosure controls and procedures or our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting. We have not experienced any material impact to our disclosure controls and procedures or our internal controls over financial reporting despite the fact that most of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to significant damages, associated costs, or equitable remedies relating to the operation of our business. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item 1 of Part I, Financial Statements—Note 8—Commitments and Contingencies, subheading Legal Proceedings and Contingencies, contained in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, as well as the risk factors described in our Form 10-K for the year ended December 31, 2020, and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. We have not repeated risk factors contained in our Form 10-K for the year ended December 31, 2020, which are incorporated herein by reference. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2020.

We may be required to recognize losses relating to our direct and indirect equity interests in startup businesses.

We hold direct and indirect noncontrolling interests in several companies that are in the startup or development stages. Noncontrolling interests are inherently risky because we may not have the ability to influence business decisions. Further, these interests are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages, unproven, and may never materialize. These companies may abandon, modify, or alter their product and service mix and overall strategy whether due to COVID-19 or otherwise. Additionally, since these interests are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, the economic impact of the COVID-19 pandemic may limit the ability for these entities to raise capital in the future. Furthermore, we have no assurance that the technology or products of companies we have funded would be successful, even if they were brought to market. We may in the future recognize losses related to these interests. Any such losses could be material and could have a material adverse effect on our financial results and business.

We recently reversed the valuation allowance for a significant portion of our deferred tax assets, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could adversely affect our operating results.

Determining whether a valuation allowance for deferred tax assets is appropriate requires judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the sufficiency of, a valuation allowance against deferred tax assets. At June 30, 2021, based on the weight of all the positive and negative evidence, we concluded that it was more likely than not that we will realize certain federal and state net deferred tax assets based on future taxable income. Therefore, we reversed the valuation allowance on those deferred tax assets at June 30, 2021.

Our conclusion at June 30, 2021 that it is more likely than not that we will realize certain federal and state net deferred tax assets is primarily based on our estimate of future taxable income. Our estimate of future taxable income is based on internal projections which primarily consider historical performance, but also include various internal estimates and assumptions as well as certain external data. We believe all of these inputs to be reasonable, although inherently subject to judgment. If actual results differ significantly from these estimates of future taxable income, we may need to reestablish a valuation allowance for some or all of our deferred tax assets. Establishing an allowance on our net deferred tax assets could have a material adverse effect on our financial condition and operating results.

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
10.1
Medici Ventures, L.P. Limited Partnership Agreement, dated as of April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2021.

	10.2	Overstock.com, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex A to the Registrant's Form DEF 14A (File No. 000-49799) filed on March 25, 2021).
	31.1*	Exhibit 31.1 Certification of Chief Executive Officer
	31.2*	Exhibit 31.2 Certification of Chief Financial Officer
	32.1**	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2**	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
	101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags
	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101)
______________________________________
    * Filed herewith.
    ** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 5, 2021	OVERSTOCK.COM, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)