Form 10-Q
period 2021-09-30
OVERSTOCK.COM, INC
filed 2021-11-04
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021

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

43,014,524 shares of the registrant's common stock, par value $0.0001, are outstanding on October 29, 2021.

OVERSTOCK.COM, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2021

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
•any inability to attract and/or retain key personnel;
•the impact that any government policies, mandates, or regulations, including those created in response to COVID-19, could have on our business;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$512,188	$495,425
Restricted cash	228	1,197
Accounts receivable, net of allowance for credit losses of $2,227 and $1,417	25,172	22,867
Inventories	5,782	6,243
Prepaids and other current assets	21,302	22,879
Current assets of discontinued operations	—	34,129
Total current assets	564,672	582,740
Property and equipment, net	109,784	113,767
Deferred tax assets, net	37,955	37
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $100,706 and $1,127	330,196	1,412
Operating lease right-of-use assets	13,367	17,297
Other long-term assets, net	2,783	2,646
Long-term assets of discontinued operations	—	106,155
Total assets	$1,064,917	$830,214
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$124,763	$109,759
Accrued liabilities	103,898	123,646
Unearned revenue	65,206	72,165
Operating lease liabilities, current	5,157	5,152
Other current liabilities	3,454	2,935
Current liabilities of discontinued operations	—	13,924
Total current liabilities	302,478	327,581
Long-term debt, net	38,837	41,334
Operating lease liabilities, non-current	9,095	13,206
Other long-term liabilities	5,393	4,082
Long-term liabilities of discontinued operations	—	7,685
Total liabilities	355,803	393,888
Commitments and contingencies (Note 8)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	September 30, 2021	December 31, 2020
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A-1, issued and outstanding - 4,204 and 4,204	—	—
Series B, issued and outstanding - 357 and 357	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 46,610 and 46,331
Outstanding shares - 43,014 and 42,768	4	4
Additional paid-in capital	957,060	970,873
Accumulated deficit	(168,803)	(525,233)
Accumulated other comprehensive loss	(541)	(553)
Treasury stock at cost - 3,596 and 3,563	(78,606)	(71,399)
Equity attributable to stockholders of Overstock.com, Inc.	709,114	373,692
Equity attributable to noncontrolling interests	—	62,634
Total stockholders' equity	709,114	436,326
Total liabilities and stockholders' equity	$1,064,917	$830,214

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenue	$689,390	$717,695	$2,143,787	$1,824,249
Cost of goods sold	532,682	548,982	1,658,729	1,403,418
Gross profit	156,708	168,713	485,058	420,831
Operating expenses
Sales and marketing	75,650	71,292	234,460	186,852
Technology	31,178	29,934	92,084	86,278
General and administrative	21,031	28,625	66,562	73,347
Total operating expenses	127,859	129,851	393,106	346,477
Operating income	28,849	38,862	91,952	74,354
Interest expense, net	(139)	(264)	(424)	(639)
Other income (expense), net	(79)	59	(7)	18
Income from continuing operations before income taxes	28,631	38,657	91,521	73,733
Provision (benefit) for income taxes	(1,795)	753	(47,328)	1,756
Income from continuing operations	30,426	37,904	138,849	71,977
Income (loss) from discontinued operations, net of income taxes	—	(16,678)	217,246	(35,935)
Consolidated net income	$30,426	$21,226	$356,095	$36,042
Less: Net loss attributable to noncontrolling interests—discontinued operations	—	(2,165)	(335)	(7,372)
Net income attributable to stockholders of Overstock.com, Inc.	$30,426	$23,391	$356,430	$43,414
Consolidated net income per share of common stock:
Net income (loss) attributable to common shares—basic
Continuing operations	$0.64	$0.81	$2.91	$1.66
Discontinued operations	—	(0.31)	4.58	(0.66)
Total	$0.64	$0.50	$7.49	$1.00
Net income (loss) attributable to common shares—diluted
Continuing operations	$0.63	$0.81	$2.89	$1.65
Discontinued operations	—	(0.31)	4.54	(0.66)
Total	$0.63	$0.50	$7.43	$0.99
Weighted average shares of common stock outstanding:
Basic	43,014	41,595	42,970	40,697
Diluted	43,324	42,202	43,320	41,030

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Consolidated net income	$30,426	$21,226	$356,095	$36,042
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $0, $0, and $0	4	4	12	12
Other comprehensive income	4	4	12	12
Comprehensive income	30,430	21,230	356,107	36,054
Less: Comprehensive loss attributable to noncontrolling interests—discontinued operations	—	(2,165)	(335)	(7,372)
Comprehensive income attributable to stockholders of Overstock.com, Inc.	$30,430	$23,395	$356,442	$43,426

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of period	46,607	43,885	46,331	42,790
Common stock issued upon vesting of restricted stock	3	17	279	696
Common stock sold through offerings	—	2,415	—	2,831
Balance at end of period	46,610	46,317	46,610	46,317
Shares of treasury stock
Balance at beginning of period	3,595	3,553	3,563	3,326
Tax withholding upon vesting of restricted stock	1	6	80	233
Sale of treasury stock	—	—	(47)	—
Balance at end of period	3,596	3,559	3,596	3,559
Total shares of common stock outstanding	43,014	42,758	43,014	42,758
Common stock	$4	$4	$4	$4

Number of Series A-1 preferred shares issued and outstanding	4,204	4,204	4,204	4,204
Number of Series B preferred shares issued and outstanding	357	357	357	357
Preferred stock	$—	$—	$—	$—

Additional paid-in capital
Balance at beginning of period	$954,518	$770,984	$970,873	$764,845
Stock-based compensation to employees and directors	2,542	2,623	8,216	8,356
Common stock sold through offerings, net	—	192,692	—	192,692
Sale of treasury stock	—	—	2,726	—
Subsidiary equity award tender offer	—	—	(2,130)	—
Change in noncontrolling interest ownership	—	—	(22,625)	—
Other	—	—	—	406
Balance at end of period	$957,060	$966,299	$957,060	$966,299
Accumulated deficit
Balance at beginning of period	$(199,229)	$(560,480)	$(525,233)	$(580,390)
Net income attributable to stockholders of Overstock.com, Inc.	30,426	23,391	356,430	43,414
Other	—	—	—	(113)
Balance at end of period	$(168,803)	$(537,089)	$(168,803)	$(537,089)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Accumulated other comprehensive loss
Balance at beginning of period	$(545)	$(560)	$(553)	$(568)
Net other comprehensive income	4	4	12	12
Balance at end of period	$(541)	$(556)	$(541)	$(556)
Treasury stock
Balance at beginning of period	$(78,568)	$(70,537)	$(71,399)	$(68,807)
Tax withholding upon vesting of restricted stock	(38)	(587)	(7,850)	(2,317)
Sale of treasury stock	—	—	643	—
Balance at end of period	(78,606)	(71,124)	(78,606)	(71,124)
Total equity attributable to stockholders of Overstock.com, Inc.	$709,114	$357,534	$709,114	$357,534

Equity attributable to noncontrolling interests
Balance at beginning of period	$—	$63,937	$62,634	$62,771
Paid in capital for noncontrolling interest	—	—	—	5,000
Net loss attributable to noncontrolling interests	—	(2,165)	(335)	(7,372)
Change in noncontrolling interest ownership	—	—	22,625	—
Deconsolidation of subsidiaries	—	—	(84,924)	1,837
Other	—	—	—	(464)
Total equity attributable to noncontrolling interests	$—	$61,772	$—	$61,772

Total stockholders' equity	$709,114	$419,306	$709,114	$419,306

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$356,095	$36,042
(Income) loss from discontinued operations, net of income taxes	(217,246)	35,935
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	14,332	16,288
Non-cash operating lease cost	3,758	3,781
Stock-based compensation to employees and directors	7,649	6,201
Increase in deferred income taxes, net	(51,749)	35
Other non-cash adjustments	1,400	(59)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,305)	(12,368)
Inventories	461	(1,027)
Prepaids and other current assets	3,259	(85)
Other long-term assets, net	(1,050)	(137)
Accounts payable	14,831	44,011
Accrued liabilities	(19,945)	57,619
Unearned revenue	(6,959)	37,403
Operating lease liabilities	(3,891)	(4,756)
Other long-term liabilities	1,444	2,941
Net cash provided by continuing operating activities	100,084	221,824
Net cash used in discontinued operating activities	(17,128)	(23,114)
Net cash provided by operating activities	82,956	198,710
Cash flows from investing activities:
Contributions for capital calls	(41,122)	—
Expenditures for property and equipment	(9,658)	(12,008)
Other investing activities, net	(1,281)	(161)
Net cash used in continuing investing activities	(52,061)	(12,169)
Net cash used in discontinued investing activities	(29,703)	(3,262)
Net cash used in investing activities	(81,764)	(15,431)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine months ended September 30,
	2021	2020
Cash flows from financing activities:
Payments on long-term debt	(2,191)	(1,566)
Proceeds from long-term debt	—	47,500
Proceeds from sale of common stock, net of offering costs	—	195,540
Payments of taxes withheld upon vesting of restricted stock	(7,850)	(2,317)
Other financing activities, net	(1)	(5,054)
Net cash provided by (used in) continuing financing activities	(10,042)	234,103
Net cash provided by discontinued financing activities	2,085	—
Net cash provided by (used in) financing activities	(7,957)	234,103
Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,765)	417,382
Cash, cash equivalents, and restricted cash, beginning of period, inclusive of cash balances of discontinued operations	519,181	114,898
Cash, cash equivalents, and restricted cash, end of period, inclusive of cash balances of discontinued operations	512,416	532,280
Less: Cash, cash equivalents, and restricted cash of discontinued operations	—	17,113
Cash, cash equivalents, and restricted cash, end of period	$512,416	$515,167

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Overstock.com, Inc. is an online retailer and technology company. It is a leading e-commerce retailer offering customers a wide selection of quality brands for the home at smart value, including furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. The online shopping site, which receives tens of millions of visits per month, provides customers access to millions of products from third-party partners. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise. As used herein, the term "Website" refers to the Company's internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com and the Company's mobile app.

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

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

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

Our estimates involving, among other items, forecasted revenues, sales volume, pricing, cost and availability of inventory, consumer demand and spending habits, the continued operations of our supply chain and logistics network, and the overall impact of social distancing on our workforce are even more difficult to estimate as a result of uncertainties associated with the scope and duration of the global novel coronavirus ("COVID-19") pandemic and various actions taken by governmental authorities, private businesses, and other third parties in response to the pandemic, the ongoing economic effect of the pandemic and the post-pandemic economic recovery. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, the variability of these factors depends on a number of conditions, including uncertainty associated with the COVID-19 pandemic and the post-pandemic economic recovery, how long these conditions will persist, ongoing developments related to the production, approval and distribution of vaccines, the emergence and spread of new variants of the virus (including variants that may be more contagious and/or impact the effectiveness of existing vaccines), and additional measures that may be introduced or reintroduced by governments or private parties or the effect any such additional measures may have on our business and thus our accounting estimates may change from period to period. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Initial valuation of retained noncontrolling interest in former subsidiaries

We measured our retained noncontrolling interest in former subsidiaries at fair value at the date of deconsolidation. In the absence of quoted market prices (e.g., a privately held entity), the fair value was determined in good faith under our valuation policy and process using generally accepted valuation approaches. We utilized an independent third party valuation firm to assist us in determining the fair values of our retained noncontrolling interest in former subsidiaries using a combination of a market approach and income approach. The market approach relied upon a comparison with guideline public companies or guideline transactions and entails selecting relevant financial information of the subject company, and capitalizing those amounts using valuation multiples that are based on empirical market observations. The income approach relied upon an analysis of its projected economic earnings discounted to present value (discounted cash flows). The fair value determination of our retained noncontrolling interest required the use of significant unobservable inputs (Level 3 inputs) as shown in the table within Note 3—Discontinued Operations. Due to the inherent uncertainty of determining the fair value of Level 3 securities that do not have a readily available market value, the determination of fair value required significant judgment or estimation and changes in the estimates and assumptions used in the valuation models could materially affect the determination of fair value for these assets. See Note 3—Discontinued Operations for further information.

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

The Transaction Agreement represents a strategic shift for Overstock and a substantive change in the purpose and design of Medici Ventures and its interplay with Overstock’s overall business objectives. The Board of Directors has determined that it is in the best interest of Overstock and its shareholders to have the Overstock management team focus on Overstock’s core e-commerce home furnishings business and strategies. Accordingly, after six years of committed effort to advance blockchain technology, Overstock has determined that the Medici Ventures businesses will be better served under the management of Pelion, a professional asset manager with technology expertise in early-stage companies. From and after the Medici Closing, Pelion has sole authority and responsibility regarding investing decisions, appointing board members of the portfolio companies, and exercising all shareholder rights for assets held by the Partnership, with the intent of generating capital appreciation for the held entities and investment income for the partners.

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

We recognized a $243.5 million gain upon deconsolidation of these entities which primarily relates to the remeasurement of our retained equity method interest in the Partnership and our direct minority interest in tZERO at fair value, which was included in our consolidated statements of income as part of Income (loss) from discontinued operations, net of income taxes. We completed the entire funding of our $44.6 million capital commitment consistent with our proportional ownership interest, which was completed and funded in the second quarter of 2021.

Our retained equity interest in these entities are classified as equity method securities as we are deemed to have significant influence, but not control, over these entities through holding more than a 20% interest in the entity. We will record our proportionate share of the Partnership's reported net income or loss, which reflects the fair value changes of the underlying investments of the Partnership and any other operating income or losses of the Partnership, in Other income (expense), net in our consolidated statements of income with corresponding adjustments to the carrying value of the asset. There is no difference between the carrying amount of our investment in the Partnership and the amount of underlying equity we have in the Partnership's net assets. We have elected to apply the fair value option for valuing our retained direct minority interest in tZERO in future reporting periods as we determined that accounting for our direct equity interest in tZERO under the fair value option would approximate the same valuation approach used by the Partnership for valuing our indirect interest in tZERO through the Partnership and would be the most meaningful and transparent option for evaluating our continued exposure to the economics of tZERO.

As of September 30, 2021, our 99% equity interest in the Partnership and the 40% direct minority interest in tZERO had a carrying value of $329.2 million which is included in Equity securities on our consolidated balance sheets, of which, $99.7 million is valued under the fair value option. This investment is valued using Level 3 inputs, which represents 98.9% of assets measured at fair value. This amount also constitutes our maximum exposure to loss as a result of our involvement in these entities as we have no additional financing obligations to these entities. There were no changes in the valuation of our equity interest in tZERO between the recognition date of April 23, 2021 and the period ended September 30, 2021. The operations of the Partnership post transaction date include a loss from operations of $718,000 through the period ended September 30, 2021. There were $711,000 of equity method losses due to this loss associated with our equity interest in the Partnership through the period ended September 30, 2021 that was recorded in Other income (expense), net on our consolidated statements of income.

Results of discontinued operations through the transaction date were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenue	$—	$13,956	$17,394	$41,519
Cost of goods sold	—	11,901	13,716	35,860
Gross profit	—	2,055	3,678	5,659
Operating expenses
Technology	—	5,050	7,133	15,180
Selling, general, and administrative	—	6,318	13,509	22,385
Total operating expenses	—	11,368	20,642	37,565
Operating loss from discontinued operations	—	(9,313)	(16,964)	(31,906)
Interest income, net	—	87	192	560
Other income (loss), net	—	(7,585)	4,081	(5,032)
Gain on deconsolidation	—	—	243,541	—
Income (loss) from discontinued operations before income taxes	—	(16,811)	230,850	(36,378)
Provision (benefit) for income taxes	—	(133)	13,604	(443)
Net income (loss) from discontinued operations	$—	$(16,678)	$217,246	$(35,935)
Less: Net loss attributable to noncontrolling interests from discontinued operations	—	(2,165)	(335)	(7,372)
Net income (loss) from discontinued operations attributable to stockholders of Overstock.com, Inc.	$—	$(14,513)	$217,581	$(28,563)

Assets and liabilities of discontinued operations were as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$—	$21,075
Other current assets	—	13,054
Total current assets of discontinued operations	$—	$34,129
Property and equipment, net	$—	$8,783
Intangible assets, net	—	13,852
Goodwill	—	28,790
Equity securities	—	45,878
Operating lease right-of-use assets	—	7,226
Other long-term assets, net	—	1,626
Total long-term assets of discontinued operations	$—	$106,155
Accounts payable and accrued liabilities	$—	$11,939
Other current liabilities	—	1,985
Total current liabilities of discontinued operations	$—	$13,924
Operating lease liabilities, non-current	—	7,099
Other long-term liabilities	—	586
Total long-term liabilities of discontinued operations	$—	$7,685

4. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Equity securities, at fair value	$100,706	$983	$—	$99,723
Trading securities held in a "rabbi trust" (1)	165	165	—	—
Total assets	$100,871	$1,148	$—	$99,723
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$178	$178	$—	$—
Total liabilities	$178	$178	$—	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Equity securities, at fair value	$1,127	$1,127	$—	$—
Trading securities held in a "rabbi trust" (1)	139	139	—	—
Total assets	$1,266	$1,266	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$148	$148	$—	$—
Total liabilities	$148	$148	$—	$—
 ___________________________________________
(1)    — Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.
(2)    — Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer hardware and software, including internal-use software and website development	$221,783	$213,124
Building	69,245	69,245
Furniture and equipment	11,860	12,165
Land	12,781	12,781
Leasehold improvements	2,620	3,049
Building machinery and equipment	9,809	9,793
Land improvements	7,025	7,010
	335,123	327,167
Less: accumulated depreciation	(225,339)	(213,400)
Total property and equipment, net	$109,784	$113,767

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Capitalized internal-use software and website development	$1,925	$3,003	$5,387	$8,589
Depreciation of internal-use software and website development	1,907	2,497	5,489	7,353

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of income as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$148	$159	$449	$526
Technology	3,210	3,650	10,679	10,987
General and administrative	1,000	1,478	3,134	4,689
Total depreciation	$4,358	$5,287	$14,262	$16,202

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

As of September 30, 2021, the total outstanding debt on these loans was $42.1 million, net of $526,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $3.3 million.

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

The components of lease expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$1,457	$1,456	$5,095	$4,776
Variable lease cost	513	325	1,229	1,198

The following table provides a summary of other information related to leases (in thousands):

	Nine months ended September 30,
	2021	2020
Cash payments included in operating cash flows from lease arrangements	$5,007	$5,689
Right-of-use assets obtained in exchange for new operating lease liabilities	355	5,091
Derecognition of right-of-use assets due to reassessment of lease term	527	666

The following table provides supplemental balance sheet information related to leases:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term—operating leases	2.96 years	3.57 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of September 30, 2021, are as follows (in thousands):

Payments due by period	Amount
2021 (Remainder)	$1,496
2022	5,914
2023	4,638
2024	2,773
2025	665
Thereafter	333
Total lease payments	15,819
Less interest	1,567
Present value of lease liabilities	$14,252

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

In September 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California, alleging that we infringed on a patent covering search and categorization software. We believe that certain third-party vendors of products and services sold to us are contractually obligated to indemnify us, and we have tendered defense of the case to an indemnitor who accepted the defense. In April 2016, the court entered an order partially dismissing the claims against us. In May 2016, the plaintiff filed an amended complaint and we filed an answer. In March 2020, the court entered a judgment of non-infringement in our favor and against the plaintiff. In June 2020, the plaintiff filed an appeal to the United States District Court of Appeals for the Federal Circuit. In June 2021, the United States District Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement and issued a ruling in our favor and against the plaintiff. The deadline to file an appeal with the United States Supreme Court has now passed and the ruling of the lower court dismissing the case is final.

As previously disclosed, in February 2018, the Division of Enforcement of the SEC informed tZERO, and subsequently informed us, that it was conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering. In December 2018, we received a follow-up request from the SEC relating to GSR Capital Ltd., a Cayman Islands exempted company. In October 2019, we received a subpoena from the SEC requiring us to produce documents and other information related to the Series A-1 preferred stock dividend we announced to stockholders in June 2019 (discussed below in Note 10—Stockholders' Equity) and requesting copies of 10b5-1 plans entered into by certain officers and directors. In December 2019, we received a subpoena from the SEC requesting documents related to the GSR transaction and the alternative trading system run by tZERO ATS, LLC. Also in December 2019, we received a subpoena from the SEC requesting our insider trading policies as well as certain employment and consulting agreements. We also received requests from the SEC for our communications with our former Chief Executive Officer and Director, Patrick Byrne, and the matters referenced in the December 2019 subpoenas. In May 2020, we received a subpoena from the SEC requesting additional data related to the tZERO ATS. In January 2021, we received a subpoena from the SEC requesting information regarding our Retail guidance in 2019 and certain communications with current and former executives, board members, and investors. We are cooperating with the SEC's investigations, have provided all documents requested in the voluntary requests and the 2019 and 2020 subpoenas, and continue to provide documents requested in the 2021 subpoena.

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former Chief Executive Officer and former Chief Financial Officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), Section 20(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming us and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our President, our former Chief Executive Officer, and our former Chief Financial Officer. We filed a motion to dismiss and on September 28, 2020, the court granted our motion and entered judgment in our favor. The plaintiffs filed a motion to amend their complaint on October 23, 2020 and filed a notice of appeal on October 26, 2020. The United States District Court of Utah granted the plaintiffs' motion to amend their complaint on January 6, 2021 and the Tenth Circuit Court dismissed the plaintiffs' appeal on January 8, 2021. We filed a motion to dismiss plaintiffs' amended complaint, and on September 20, 2021, the court granted our motion and entered judgment in our favor. On October 18, 2021, the plaintiffs filed a Notice of Appeal, appealing the ruling of the court to the United States Court of Appeals for the Tenth Circuit. No estimates of the possible losses or range of losses can be made at this time. We intend to continue to vigorously defend this consolidated action.

On November 22, 2019, a shareholder derivative suit was filed against us and certain past and present directors and officers of ours in the United States District Court for the District of Delaware, with allegations that include: (i) breach of fiduciary duties, (ii) unjust enrichment, (iii) insider selling and misappropriation of the Company's information, and (iv) contribution under Sections 10(b) and 21D of the Exchange Act. On December 17, 2019, a similar lawsuit was filed in the same court, naming the same defendants, bringing similar claims, and seeking similar relief. These cases were consolidated into a single lawsuit in January 2020. In March 2020, the court entered a stay on litigation, pending the outcome of the securities class action motion to dismiss. The case remains stayed pending the outcome of the plaintiffs' appeal to the United States Court of Appeals for the Tenth Circuit. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend these actions.

On April 23, 2020, a putative class action lawsuit was filed against us in the Circuit Court of the County of St. Louis, State of Missouri, alleging that we over-collected taxes on products sold into the state of Missouri. We removed the case to United States District Court, Eastern District of Missouri on May 22, 2020, and on February 9, 2021, the case against us was dismissed. On March 1, 2021, a putative class action lawsuit was filed against us in the Circuit Court of the County of St. Louis, State of Missouri, alleging similar allegations to the April 23, 2020 putative class action lawsuit that was dismissed, that we over-collected taxes on products sold into the state of Missouri. We filed a motion to compel arbitration, which was denied on October 13, 2021. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend this action.

We establish liabilities when a particular contingency is probable and estimable. At September 30, 2021 and December 31, 2020, we have accrued $145,000 and $1.8 million, respectively, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

JonesTrading Sales Agreement

We entered into an Amended and Restated Capital on DemandTM Sales Agreement (the "Sales Agreement"), dated June 26, 2020 with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"), under which we may conduct "at the market" sales of our common stock. Under the Sales Agreement, JonesTrading and D.A. Davidson, acting as our agents, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. For the nine months ended September 30, 2021, we did not sell any shares of our common stock pursuant to the Sales Agreement. For the nine months ended September 30, 2020, we received $2.8 million of proceeds that was included in Accounts receivable, net on our consolidated balance sheet at December 31, 2019 for the sale of an aggregate of 415,904 shares of our common stock under the prior iteration of the agreement that were executed in late December 2019. As of September 30, 2021, we had $150.0 million available under our "at the market" sales program.

Common Stock Repurchase Program

On August 17, 2021, we announced that our Board of Directors has approved a stock repurchase program (the “Repurchase Program”), pursuant to which we may, from time to time, purchase shares of our outstanding common stock for an aggregate repurchase price not to exceed $100.0 million at any time through December 31, 2023. Repurchases under the Repurchase Program may be effected through open market purchases. The Repurchase Committee designated by the Board of Directors will determine the actual timing, number, and value of any shares repurchased under the Repurchase Program in its discretion using factors including, but not limited to, our stock price and trading volume, general market conditions, and the ongoing assessment of our capital needs. There is no assurance of the number or aggregate price of any shares that we will repurchase. The Repurchase Program may be extended, suspended, or terminated at any time by the Board of Directors. As of September 30, 2021, we had not effected any purchases under the Repurchase Program.

11. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees and board members of stock-based awards, including restricted stock. Employee accounting applies to awards granted by the Company to its own employees. Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of income as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$27	$50	$58	$153
Sales and marketing	89	(76)	684	621
Technology	959	304	2,482	1,345
General and administrative	1,467	1,290	4,425	4,082
Total stock-based compensation	$2,542	$1,568	$7,649	$6,201

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

The following table summarizes restricted stock award activity during the nine months ended September 30, 2021 (in thousands, except per share data):

	Nine months ended September 30, 2021
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	639	$17.98
Granted at fair value	297	87.92
Vested	(279)	24.87
Forfeited	(64)	51.16
Outstanding—end of period	593	$46.21

Employee Stock Purchase Plan

 On February 4, 2021 and May 13, 2021, our Board of Directors and stockholders, respectively, approved the Overstock.com, Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The 2021 ESPP grants our eligible employees a right to purchase shares of our common stock at a discount through payroll deductions of up to 25% of eligible compensation, subject to a cap of $21,250 in any calendar year. The 2021 ESPP provides for consecutive 24-month offering periods beginning March 1 and September 1 of each year. Each offering period shall consist of four consecutive six-month purchase periods. The first offering period under the 2021 ESPP commenced on September 1, 2021, with the first purchase date occurring on March 1, 2022.

On each purchase date, participating employees will purchase shares of our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock on (i) the offering date of the offering period or (ii) the purchase date (the "look-back" period). If the stock price of our common stock on any purchase date in an offering period is lower than the stock price on the offering date of that offering period, every participant in the offering will automatically be withdrawn from the offering after the purchase of shares on such purchase date and automatically enrolled in a new offering period commencing immediately subsequent to such purchase date.

The maximum number of shares of common stock that may be issued under the 2021 ESPP in aggregate is 3,000,000 shares. No shares were purchased during the nine months ended September 30, 2021. The 2021 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model and expense will be recognized straight-line over the 24-month offering period. For the three and nine months ended September 30, 2021, we recognized $234,000 in share-based compensation expense related to the 2021 ESPP, which is included in the stock compensation expense table above combined with the expense associated with our restricted stock units.

12. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2019	$41,116
Increase due to deferral of revenue at period end	66,070
Decrease due to beginning contract liabilities recognized as revenue	(35,021)
Unearned revenue at December 31, 2020	72,165
Increase due to deferral of revenue at period end	55,938
Decrease due to beginning contract liabilities recognized as revenue	(62,897)
Unearned revenue at September 30, 2021	$65,206

Our total unearned revenue related to outstanding Club O Reward dollars was $10.1 million and $8.6 million at September 30, 2021 and December 31, 2020, respectively. Breakage income related to Club O Reward dollars and gift cards is recognized in Net revenue in our consolidated statements of income. Breakage included in revenue was $2.5 million and $1.6 million for the three months ended September 30, 2021 and 2020 and $5.3 million and $3.8 million for the nine months ended September 30, 2021 and 2020. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2019	$11,106
Additions to the allowance	204,810
Deductions from the allowance	(196,726)
Allowance for returns at December 31, 2020	19,190
Additions to the allowance	185,097
Deductions from the allowance	(187,905)
Allowance for returns at September 30, 2021	$16,382

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

Diluted net income per share is computed by dividing net income attributable to common shares (after allocating between participating securities and common shares) by the weighted average number of common and potential common shares outstanding during the period (after allocating total dilutive shares between our common shares outstanding and our preferred shares outstanding). Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, warrants, the employee stock purchase plan, and restricted stock awards are included in the calculation of diluted net income per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations	$30,426	$37,904	$138,849	$71,977
Less: Preferred stock dividends—declared and accumulated	182	179	547	376
Undistributed income from continuing operations	30,244	37,725	138,302	71,601
Less: Undistributed income allocated to participating securities	2,899	3,727	13,269	4,130
Net income from continuing operations attributable to common stockholders	$27,345	$33,998	$125,033	$67,471

Income (loss) from discontinued operations	$—	$(14,513)	$217,581	$(28,563)
Less: Undistributed income (loss) allocated to participating securities	—	(1,434)	20,876	(1,648)
Net income (loss) from discontinued operations attributable to common stockholders	—	(13,079)	196,705	(26,915)
Net income attributable to common stockholders	$27,345	$20,919	$321,738	$40,556

Denominator:
Weighted average shares of common stock outstanding—basic	43,014	41,595	42,970	40,697
Effect of dilutive securities:
Restricted stock awards	310	607	350	333
Weighted average shares of common stock outstanding—diluted	43,324	42,202	43,320	41,030

Net income from continuing operations per share of common stock:
Basic	$0.64	$0.81	$2.91	$1.66
Diluted	$0.63	$0.81	$2.89	$1.65
Net income (loss) from discontinued operations per share of common stock:
Basic	$—	$(0.31)	$4.58	$(0.66)
Diluted	$—	$(0.31)	$4.54	$(0.66)
Net income per share of common stock:
Basic	$0.64	$0.50	$7.49	$1.00
Diluted	$0.63	$0.50	$7.43	$0.99

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Restricted stock units	2	4	189	302
Employee stock purchase plan	46	—	15	—

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

For the three and nine months ended September 30, 2021 and 2020, substantially all of our revenues were attributable to customers in the United States. At September 30, 2021 and December 31, 2020, substantially all our property and equipment were located in the United States.

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

Overview

Overstock seeks to provide goods to furnish and accessorize "Dream Homes for All," particularly for our target customers—consumers who seek smart value on quality, stylish merchandise at competitive prices, and who want an easy shopping experience. We believe that the furniture and home furnishings market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales, particularly as millennials and younger generations start families and move into new homes. As a result of the COVID-19 pandemic, consumers migrated to online shopping. We regularly update our product assortment to meet the evolving preferences of our customers and current trends. Our products include furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. We sell our products and services primarily through our internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com (referred to collectively as the "Website") and through our mobile app. Nearly all our retail sales through our Website were from transactions in which we fulfilled orders through our network of manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and a proprietary technology platform and services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses.

Strategies for our Business

Our business initiatives enable our long-term focus on our three brand pillars, "Product Findability," "Smart Value," and "Easy Delivery and Support." Current initiatives for the business include:

•Improve Product Findability – Directly supporting our "Product Findability" brand pillar by improving customer search and navigation through refinement of our taxonomy and attribute infrastructure with the goal of enhanced search relevancy and recommendations.

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

Revenue decreased 3.9% for the three months ended September 30, 2021, compared to the same period in 2020. This decrease was primarily due to a 22% decrease in the number of customer orders, partially offset by a 24% increase in average order value driven by a continued product mix shift into home furniture categories. This decreased order activity was largely driven by tapering of the accelerated customer growth we experienced at the peak of the COVID-19 pandemic related to restrictions in the third quarter of 2020. While we observed acceleration of new customer acquisition and demand for our products and resulting sales during the peak of the pandemic, we cannot estimate the impact that the ongoing COVID-19 pandemic, the intensity of additional waves of the pandemic or the subsiding of the pandemic and return to prior patterns of economic activity will have on our business in the future due to the unpredictable nature of the ultimate development and duration of the COVID-19 pandemic.

Gross profit decreased 7.1% for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to lower sales and a decrease in gross margin. Gross margin decreased to 22.7% for the three months ended September 30, 2021, compared to 23.5% for the same period in 2020, primarily due to the one-time benefits realized in 2020 such as lower promotional discounting environment and fees charged to partners due to unmet contractual service levels, partially offset by increased advertising revenue and lower returns activity.

Sales and marketing expenses as a percentage of revenue increased from 9.9% for the three months ended September 30, 2020 to 11.0% for the three months ended September 30, 2021, primarily due to increased spending on paid listing advertisements and keywords to support our customer acquisition strategy, partially offset by less broadcast media spend and gained leverage in staff-related expenses.

Technology expenses totaled $31.2 million for the three months ended September 30, 2021, a $1.2 million increase compared to the three months ended September 30, 2020, primarily due to staff-related costs to support strategic initiatives and increased cloud adoption.

General and administrative expenses decreased $7.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by a reduction in staff-related expenses, including accrued bonus, consulting expenses, and facilities-related expenses.

Our consolidated cash and cash equivalents balance increased from $495.4 million as of December 31, 2020, to $512.2 million as of September 30, 2021.

Additional commentary related to COVID-19

Overstock has continued to respond to the challenges and opportunities created by the COVID-19 pandemic. In fiscal year 2020, we saw a substantial year-over-year increase in our Website traffic, number of new customers, and customer demand, particularly in our home furniture and furnishings categories. While many of our key metrics remain positive, some have receded from the elevated 2020 levels during the third quarter of 2021. Our online-only platform and partner network with thousands of fulfillment centers have enabled us to meet the increase in demand. Our three warehouses have remained operational based on our sustained implementation of sound safety measures, including staggered shifts and social distancing. These measures are updated based on CDC guidelines. There remain continued challenges throughout the supply chain in factory production capacity, inbound freight delays, as well as carrier delivery constraints and fulfillment performance from some suppliers. We have evaluated and implemented a phased re-entry plan for our offices; most of our corporate employees continue to work from home without incident throughout the re-entry period. We cannot predict how the COVID-19 pandemic, including the spread of variants thereof, or the vaccination rate will unfold in the coming months, regionally, nationally and internationally. Nevertheless, the challenges arising from the pandemic have not adversely affected our liquidity, revenues, or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020, and Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020.

Net revenue, cost of goods sold, gross profit and gross margin

The following table reflects our net revenue, cost of goods sold, and gross profit for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenue	$689,390	$717,695	$2,143,787	$1,824,249
Cost of goods sold
Product costs and other cost of goods sold	506,234	519,842	1,576,696	1,331,612
Fulfillment and related costs	26,448	29,140	82,033	71,806
Total cost of goods sold	532,682	548,982	1,658,729	1,403,418
Gross profit	$156,708	$168,713	$485,058	$420,831
Year-over-year percentage growth
Net revenue	(3.9)%		17.5%
Gross profit	(7.1)%		15.3%
Percent of total net revenue
Cost of goods sold
Product costs and other cost of goods sold	73.4%	72.4%	73.5%	73.0%
Fulfillment and related costs	3.8%	4.1%	3.8%	3.9%
Total cost of goods sold	77.3%	76.5%	77.4%	76.9%
Gross margin	22.7%	23.5%	22.6%	23.1%

The 3.9% decrease in net revenue for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a 22% decrease in the number of customer orders, partially offset by a 24% increase in average order value driven by a continued product mix shift into home furniture categories. This decreased order activity was largely driven by tapering of the accelerated customer growth we experienced at the peak of the COVID-19 pandemic related to restrictions in the third quarter of 2020.

The 17.5% increase in net revenue for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to increased retail product sales resulting from a 24% increase in average order value driven by a continued product mix shift into home furniture categories, partially offset by a 5% decrease in customer orders.

We cannot estimate the impact that the ongoing COVID-19 pandemic, the intensity of additional waves of the pandemic or the subsiding of the pandemic and return to prior patterns of economic activity will have on our business in the future due to the unpredictable nature of the ultimate development and duration of the COVID-19 pandemic.

International net revenues were less than 1% of total net revenues for each of the three and nine months ended September 30, 2021 and 2020.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes for the three months ended September 30, 2021 (in thousands):

	Three months ended September 30, 2021
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(19,896)	$(3,784)
1	$(13,802)	$(2,663)
As reported	As reported	As reported
-1	$7,955	$1,524
-2	$14,587	$2,789

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

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and merchant fees. Fulfillment and related costs remained relatively consistent as a percentage of revenue during the three and nine months ended September 30, 2021 as compared to the same period in 2020.

Gross margins for the past seven quarterly periods and fiscal year ending 2020 were:

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	FY 2020	Q1 2021	Q2 2021	Q3 2021
Gross margin	21.9%	23.2%	23.5%	22.5%	22.9%	23.3%	22.0%	22.7%

Gross profit for the three months ended September 30, 2021 decreased 7.1% compared to the same period in 2020, due to lower sales and a decrease in gross margin. Gross margin decreased to 22.7% for the three months ended September 30, 2021, compared to 23.5% for the same period in 2020, primarily due to the one-time benefits realized in 2020 such as lower promotional discounting environment and fees charged to partners due to unmet contractual service levels. The decrease was partially offset by increased advertising revenue and lower returns activity.

Gross profit for the nine months ended September 30, 2021 increased 15.3% compared to the same period in 2020, primarily due to sales volume. Gross margin decreased to 22.6% for the nine months ended September 30, 2021, compared to 23.1% for the same period in 2020, primarily due to one-time benefits realized in 2020 such as lower promotional discounting environment and fees charged to partners due to unmet contractual service levels.

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

The following table reflects our sales and marketing expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales and marketing expenses	$75,650	$71,292	$234,460	$186,852
Advertising expense included in sales and marketing expenses	$72,356	$67,322	$224,223	$174,910
Year-over-year percentage growth
Sales and marketing expenses	6.1%		25.5%
Advertising expense included in sales and marketing expenses	7.5%		28.2%
Percentage of net revenues
Sales and marketing expenses	11.0%	9.9%	10.9%	10.2%
Advertising expense included in sales and marketing expenses	10.5%	9.4%	10.5%	9.6%

The 110 basis point increase in sales and marketing expenses as a percent of net revenues for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to increased spending on paid listing advertisements and keywords to support our customer acquisition strategy, partially offset by less broadcast media spend and gained leverage in staff-related expenses.

The 70 basis point increase in sales and marketing expenses as a percent of net revenues for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to increased spending on paid listing advertisements and keywords to support our customer acquisition strategy, partially offset by less broadcast media spend and gained leverage in staff-related expenses.

Technology expenses

We seek to deploy our capital resources efficiently in technology, including web services, customer support solutions, website search, expansion of new and existing product categories, and in technology to enhance the customer experience, including using machine learning, improving our process efficiency, modernizing and expanding our systems, and supporting and expanding our logistics infrastructure. We expect to continue to incur technology expenses to support these initiatives and these expenditures may continue to be material.

The frequency and variety of cyberattacks on our Website, our corporate systems, our partners, and on third parties we use to support our technology continues to increase. The impact of such attacks, their costs, and the costs we incur to protect ourselves against future attacks have not been material to date. However, we consider the risk introduced by cyberattacks to be serious and will continue to incur costs related to efforts to protect ourselves against them.

The following table reflects our technology expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Technology expenses	$31,178	$29,934	$92,084	$86,278
Year-over-year percentage growth
Technology expenses	4.2%		6.7%
Technology expenses as a percent of net revenues	4.5%	4.2%	4.3%	4.7%

The $1.2 million increase in technology expenses for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to staff-related costs to support strategic initiatives and increased cloud adoption.

The $5.8 million increase in technology expenses for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to staff-related costs to support strategic initiatives and increased cloud adoption.

General and administrative expenses

The following table reflects our general and administrative expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
General and administrative expenses	$21,031	$28,625	$66,562	$73,347
Year-over-year percentage growth
General and administrative expenses	(26.5)%		(9.3)%
General and administrative expenses as a percent of net revenues	3.1%	4.0%	3.1%	4.0%

The $7.6 million decrease in general and administrative expenses for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily driven by a reduction in staff-related expenses, including accrued bonus, consulting expenses, and facilities-related expenses.

The $6.8 million decrease in general and administrative expenses for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily driven by reduction in staff-related expenses, including accrued bonus and reduced discretionary consulting spend, partially offset by a beneficial $8.6 million reversal of a legal settlement accrual in 2020 and a $2.5 million legal settlement realized in 2020.

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

Our provision (benefit) for income tax for the three months ended September 30, 2021 and 2020 was $(1.8) million and $753,000, respectively. Our provision (benefit) for income tax for the nine months ended September 30, 2021 and 2020 was $(47.3) million and $1.8 million, respectively. The tax benefit increased during the three and nine months ended September 30, 2021 primarily due to the valuation allowance release for certain federal and state deferred tax assets. The effective tax rate for the nine months ended September 30, 2021 and 2020 was (51.7)% and 2.4%, respectively. Our high effective tax rate for the nine months ended September 30, 2021 is primarily attributable to the valuation allowance release for certain federal and state deferred tax assets.

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to support their realizability. In our assessment for the period ended June 30, 2021, we concluded it is more likely than not that our deferred tax assets related to United States federal income and all states with the exception of Utah will be realizable; therefore, we released approximately $47.0 million of our valuation allowance. When a change in valuation allowance is recognized during an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. As customary with an interim release, driven by changes in estimated reversals for the remainder of the year, we released an additional $4.4 million of valuation allowance during the period ended September 30, 2021. We still maintain a valuation allowance against our deferred tax assets for capital losses and the state of Utah where not supported by future reversals of taxable temporary differences, because of the uncertainty regarding the realizability of these deferred tax assets. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivables, net. At September 30, 2021, we had cash and cash equivalents of $512.2 million and accounts receivables, net of $25.2 million.

At September 30, 2021, we had $150.0 million available under our "at the market" sales program which permits us to conduct "at the market" sales of our common stock under the Sales Agreement.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Cash provided by (used in):
Operating activities	$100,084	$221,824
Investing activities	(52,061)	(12,169)
Financing activities	(10,042)	234,103

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result of increased online shopping migration from the COVID-19 pandemic, we saw our retail revenue accelerate beginning in the second half of March 2020, as customers turned to online shopping, which caused our cash, cash equivalents and accounts receivable balances to increase compared to balances prior to the pandemic. Due to uncertainty surrounding the COVID-19 pandemic, we are unable to predict the duration of such favorable conditions and their sustained impact on cash flows. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity in light of the most recent developments driven by the COVID-19 pandemic.

The $100.1 million of net cash provided by continuing operating activities during the nine months ended September 30, 2021 was primarily due to income from continuing operations adjusted for non-cash items of $114.2 million offset by cash used in changes in operating assets and liabilities of $14.2 million.

The $221.8 million of net cash provided by continuing operating activities during the nine months ended September 30, 2020 was primarily due to income from continuing operations adjusted for non-cash items of $98.2 million and cash provided by changes in operating assets and liabilities of $123.6 million.

Investing activities

For the nine months ended September 30, 2021, investing activities resulted in a net cash outflow of $52.1 million, primarily due to $41.1 million of contributions for capital calls relating to our limited partnership interest in the Medici Ventures Fund and $9.7 million of expenditures for property and equipment.

For the nine months ended September 30, 2020, investing activities resulted in a net cash outflow of $12.2 million, primarily due to $12.0 million of expenditures for property and equipment.

Financing activities

For the nine months ended September 30, 2021, financing activities resulted in a net cash outflow of $10.0 million primarily due to $7.9 million for payment of taxes withheld upon vesting of restricted stock.

For the nine months ended September 30, 2020, financing activities resulted in a net cash inflow of $234.1 million primarily due to $47.5 million in proceeds from long-term debt and $195.5 million in net proceeds primarily from our common stock offering executed during August 2020.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2021 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$15,819	$5,977	$8,142	$1,555	$145
Loan agreements (2)	55,910	5,264	7,987	2,968	39,691
Total contractual cash obligations	$71,729	$11,241	$16,129	$4,523	$39,836
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

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of September 30, 2021, accrued tax contingencies were $2.8 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

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

Government Regulation

We are subject to a wide variety of laws, rules, mandates, and regulations, some of which apply or may apply to us as a result of our retail business, and others of which apply to us for other reasons, such as our status as a publicly held company or the places in which we sell certain types or amounts of products. Our retail business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, and other services we offer. Existing and future laws and regulations may result in increasing expense and may impede our growth. Applicable and potentially applicable regulations and laws include regulations and laws regarding taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, employment, import and export matters, information reporting requirements, access to our services and facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics and quality of products and services, product labeling and unfair and deceptive trade practices.

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

Investment Risk

The fair values of our equity securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in the value of our equity securities. At September 30, 2021, our recorded value in equity securities in public and private companies was $330.2 million, of which $983,000 relates to publicly traded companies, recorded at fair value, which are subject to market price volatility. We have elected to account for certain of our equity method securities using the fair value option. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

There were no changes in either our disclosure controls and procedures or our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting. We have not experienced any material impact to our disclosure controls and procedures or our internal controls over financial reporting despite the fact that most of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to significant damages, associated costs, or equitable remedies relating to the operation of our business. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item 1 of Part I, Financial Statements—Note 8—Commitments and Contingencies, subheading Legal Proceedings and Contingencies, contained in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, as well as the risk factors described in our Form 10-K for the year ended December 31, 2020, and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. We have included risk factors contained in our Form 10-Q for the quarter ended June 30, 2021, with appropriate revisions, and have added new risk factors. We have not repeated risk factors contained in our Form 10-K for the year ended December 31, 2020, which are incorporated herein by reference. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2020.

The changing job market, the loss of key personnel, or any inability to attract and retain additional key personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued service and performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. Given the current labor shortage and labor migration in the U.S., and more businesses allowing employees to work remotely, we are forced to compete with businesses in other locations and states to attract and retain key employees from a smaller pool of qualified individuals. Some key employees may also leave to work for businesses that have declared they will not require employees to return to the office. The loss of, or the inability to retain the services of, key employees for any reason, could harm our business. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly-skilled personnel. Our failure to attract and retain the personnel necessary to successfully operate our business could have a material adverse effect on our financial results, business and prospects.

The continuing impacts of COVID-19 could have technology and security consequences, could result in policies, mandates, or regulations that apply unevenly to businesses, could cause employee fatigue, and could negatively impact our operations.

In light of the ongoing COVID-19 pandemic, many of our employees and contractors continue to work remotely. Additional risks are inherent when employees and contractors work remotely, including risks that third-party internet and phone service providers may not provide adequate services for employees and contractors to perform their responsibilities, risks that hardware, software, or other technological problems or failures could prevent employees or contractors from performing their responsibilities and could take an excessive amount of time to resolve and risks that employees and contractors may not be trained as effectively or monitored as closely from remote locations, creating greater risks for the security of confidential information. Additionally, government policies, mandates, or regulations created in response to COVID-19 could apply unevenly to businesses, whether based on business size, industry, or some other reason, which could make certain businesses less desirable for employment and could impair our ability to attract and/or retain key employees. Employees may leave to work for businesses that have declared they will not require employees to return to the office. Employees may also become fatigued by the work-from-home setting and may become less productive or look for employment that is not work-from-home. Any such occurrences could have a material negative impact on the business.

We may be required to recognize losses relating to our direct and indirect equity interests in startup businesses.

We hold direct and indirect noncontrolling interests in several companies that are in the startup or development stages. Many of these interests are in companies held within the Medici Ventures Fund, over which we have no control. Noncontrolling interests and passive investments are inherently risky because we may not have the ability to influence business decisions. Further, these interests are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages, unproven, and may never materialize. These companies may abandon, modify, or alter their product and service mix and overall strategy, whether due to COVID-19 or otherwise. Additionally, since these interests are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, the economic impact of the COVID-19 pandemic may limit the ability for these entities to raise capital in the future. Furthermore, we have no assurance that the technology or products of companies we have funded would be successful, even if they were brought to market. We may in the future recognize losses related to these interests. Any such losses could be material and could have a material adverse effect on our financial results and business.

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

Our conclusion that it is more likely than not that we will realize certain federal and state net deferred tax assets is primarily based on our estimate of future taxable income. Our estimate of future taxable income is based on internal projections which primarily consider historical performance, but also include various internal estimates and assumptions as well as certain external data. We believe all of these inputs to be reasonable, although inherently subject to judgment. If actual results differ significantly from these estimates of future taxable income, we may need to reestablish a valuation allowance for some or all of our deferred tax assets. Establishing an allowance on our net deferred tax assets could have a material adverse effect on our financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered issuance of equity securities

None.

Issuer purchases of equity securities

None.

Limitations upon the payment of dividends

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibit Number	Exhibit Description
	10.1*	First Amendment, dated August 30, 2021, to the Medici Ventures, L.P. Limited Partnership Agreement, dated April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C.
	31.1*	Exhibit 31.1 Certification of Chief Executive Officer
	31.2*	Exhibit 31.2 Certification of Chief Financial Officer
	32.1**	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2**	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
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

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).
______________________________________
    * Filed herewith.
    ** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 4, 2021	OVERSTOCK.COM, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)