Form 10-K
period 2021-12-31
OVERSTOCK.COM, INC
filed 2022-02-25
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2021), was approximately $3.9 billion based upon the last sales price reported by Nasdaq. For purposes of this disclosure, shares of Common Stock held by directors and certain officers and by others who may be deemed to be affiliates of the registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be affiliates as that term is defined in the federal securities laws.
There were 43,119,353 shares of the Registrant's common stock, par value $0.0001, outstanding on February 18, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2022 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

O, Overstock.com, O.com, and Club O are registered trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names which may be referred to herein are the property of their respective owners.

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

Actual events or results may differ materially from those contemplated by our forward-looking statements for a variety of reasons, including among others:

•any difficulties we may encounter as a result of our reliance on third-parties that we do not control for the performance of critical functions material to our business, including carriers and fulfillment partners;
•any inability to compete successfully against existing or future competitors;
•our inability to effectively market our business and generate customer traffic;
•any downturn in the U.S. housing industry or other changes in U.S. and global economic conditions or U.S. consumer spending;
•any inability to attract and/or retain key personnel;
•any inability to generate and maintain natural traffic to our Website;
•the impact that the COVID-19 pandemic, or other wide-spread disease or illness, may have on our business and the industries in which we operate, including the impact that substantially all of our workforce is working remotely, and any other impacts related to the pandemic our business or employees may experience at such time as the pandemic or impacts related thereto subside;
•our exposure to cyber security risks, risks of data loss and other security breaches;
•the risk that the amount of deferred tax assets we consider realizable could be reduced if estimates of future taxable income during the carryforward period are reduced;
•any increases in the price of importing into the U.S. or transporting to our customers the types of merchandise we sell or other supply chain challenges that limit our access to and ability to deliver merchandise we sell;
•any inability to convert new customers into repeat customers or maintain increased sales volumes, in particular at such time as the pandemic subsides;
•the impact that any government policies, mandates, or regulations, including those created in response to COVID-19, could have on our business;
•any challenges that would result in the event of any unavailability of our Website or reduced performance of our transaction systems;
•the possibility that we are unable to protect our proprietary technology and to obtain trademark protection for our marks;
•current and future claims of intellectual property infringement to which we are subject;
•the impact that any litigation, claims, or regulatory matters could have on our business, financial condition, results of operations, and cash flows;
•any inability of Pelion Venture Partners to successfully manage the Medici Ventures, L.P. fund or tZERO, in which we are the limited partner and have a direct minority interest, respectively;
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

Introduction

Through our online business, we offer a broad range of price-competitive products, including furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. We sell our products and services through our Internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com (referred to collectively as the "Website") and through our mobile app. Although our four websites are located at different domain addresses with different interfaces, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all four websites.

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

Our Business

Our goal is to provide goods to furnish and accessorize "Dream Homes for All", particularly for our target customers—consumers who seek smart value on quality, stylish merchandise at competitive prices. We offer millions of products of which over 99% were in-line products (products in active production). We believe that the furniture and home goods market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales as consumers become increasingly comfortable shopping online. We continuously add newness to our product assortment to meet the evolving trends and preferences of our customers and current trends. Our products include furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. We compete primarily based on:

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
•Long-term mutually beneficial relationships with our partners, which numbered approximately 3,000 as of December 31, 2021; and
•Our Club O Loyalty Program, which we believe increases customer engagement and retention.

For 2021, nearly all our retail sales through our Website were from transactions in which we fulfilled orders through our network of approximately 3,000 third-party manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. Our warehouses primarily fulfill orders from direct sales of our partners' owned inventory, including some customer returns of partner products.

During the years ended December 31, 2021, 2020 and 2019 our sales were almost entirely to customers located in the United States and no single customer accounted for more than 1% of our total net revenue.

Additional Offerings

We offer additional products or services that may complement our primary retail offerings but are not significant to our revenues, including:

•Businesses advertising products or services on our Website;
•Market Partner, a service we provide to our partners where they can sell their products through third party sites;
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

Sales and Marketing

We use a variety of methods to target our retail consumer audience, including online campaigns, such as advertising through keywords, product listing ads, display ads, search engines, affiliate marketing programs, social coupon websites, portals, banners, e-mail, direct mail, and viral and social media campaigns. We also do brand advertising through television, video on demand, radio, print ads, social media, and event sponsorships.

Customer Service

We are committed to providing superior customer service. We staff our customer service department with dedicated in-house and outsourced professionals who respond to phone, SMS, instant online chat, and e-mail inquiries on products, ordering, shipping status, returns, and other areas of customer inquiry.

Technology

We use our internally developed Website and a combination of proprietary technologies, open source technologies, and commercially available licensed technologies and solutions to support our operations. We use the services of multiple telecommunications companies to obtain connectivity to the Internet. Currently, our primary computer infrastructure is in a data center in Utah. We also have other data centers and public cloud providers which we use for backups, redundancy, development, testing, disaster recovery, and corporate systems infrastructure.

Competition

E-commerce is intensely competitive and has relatively low barriers to entry. We believe that competition in this industry is based predominantly on:

•price;
•product quality and assortment;
•shopping convenience;
•website organization and load speed;
•order processing and fulfillment;
•order delivery time and accuracy;
•customer service;
•website functionality on mobile devices;
•brand recognition; and
•brand reputation.

We compete with other online pure play, brick-and-mortar, and omni channel retailers which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that specialize in several broad categories, including discount general retailers, private sales, specialty retailers, and liquidators.

Our current and potential e-commerce competitors include entities that may have greater brand recognition, longer operating histories, larger customer bases, and significantly greater financial, marketing, and other resources than we do. Further, any of them may enter into strategic or commercial relationships with larger, more established and well-financed companies, including exclusive distribution arrangements with our vendors or service suppliers that could deny us access to key products or needed services, or acquisitions of our suppliers or service providers, having the same effect. Many of them do or could devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than we do. Many have supply chain operations that decrease product shipping times to their customers, have options for in-store product pick-up, allow in-store returns, or offer other delivery and returns options that we do not have. New technologies, the continued enhancement of existing technologies, developments in related areas such as same-day product deliveries, and the development of proprietary delivery systems increase competitive pressures on us.

Financial Information about Business Segments and Geographic Areas

As described further in Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 22—Business Segments, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K, we determined our segments based on how we manage our business, which, in our view, consists of one reportable segment, Retail, which primarily consists of amounts earned through e-commerce product sales through our Website. We use pre-tax net income (loss) as the measure to determine our reportable segments. See Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 22—Business Segments for information regarding our business segments and geographical areas.

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

For further information, see (see Item 1A—"Risk Factors") and the information set forth under Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 13—Commitments and Contingencies, Legal proceedings and contingencies, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Government Regulation

We are subject to a wide variety of laws, rules, mandates, and regulations, some of which apply or may apply to us as a result of our business, and others of which apply to us for other reasons, such as our status as a publicly held company or the places in which we sell certain types or amounts of products. Our business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, and other services we offer. Existing and future laws and regulations may result in increasing expense and may impede our growth. Applicable and potentially applicable regulations and laws include regulations and laws regarding taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, employment, import and export matters, information reporting requirements, access to our services and facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics and quality of products and services, product labeling and unfair and deceptive trade practices.

Our business outside of the U.S. exposes us to foreign and additional U.S. laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, advertising practices, online services, the use of cryptocurrency, the importation of specified or proscribed items, importation quotas, consumer protection, intellectual property rights, consumer and data protection, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties.

Human Capital Management

On December 31, 2021, we had approximately 1,350 full-time employees. We have never had a work stoppage and none of our employees are represented by a labor union. We consider our employee relations to be good. Competition for qualified personnel in our industry is high, particularly for software engineers and other technical staff. Overstock places great value on its human capital management and knows its people are critical to driving the business to success. We focus on our human capital management in many ways including:

Diversity & Inclusion

We embrace diversity and collaboration in our workforce, our ways of thinking, and our decision-making. We know that fostering an inclusive culture delivers better business outcomes. Our commitments to improving diversity include 1) increasing the diversity of our team at all levels, 2) continuing real and meaningful gender and race dialogue within our Company, 3) amplifying the voices of our underrepresented groups of employees, 4) fostering inclusion and safety within our workforce, 5) expanding our Company volunteer time off program to include efforts to combat gender and racial injustice, 6) continuing to condemn all forms of gender and racial discrimination and harassment, 7) encouraging our employees to vote by expanding our paid time off program, and 8) tracking and monitoring our progress. Among the many ways we demonstrate these commitments are through our hiring and development practices, flexible and working-parent-friendly programs, anti-discrimination policies, and efforts of our employee resource groups.

Through our commitments, actions, words, investments, and values, we promote a work environment that enables employees to feel safe to express their ideas and perspectives and feel they belong within our team.

Workforce Compensation & Pay Equity

The total rewards philosophy of Overstock is to create and maintain competitive programs that attract, motivate, develop, and retain employees based on the prevailing industry and geographic labor markets where the Company does business. Competitive compensation programs consist of cash and non-cash compensation based on relevant pay factors designed to balance market competitiveness and cost containment to retain the human capital that enables the Company to achieve business performance goals and objectives. Total rewards are designed to link the market competitiveness of each employee's compensation with overall Company performance, aligning employees' financial interests with the interests of the Company.

Elements of our compensation package for all non-executive employees consists of base salary or wages, discretionary and non-discretionary short-term incentives to reward the achievement of behavioral goals and business objectives, and for eligible key contributors, long-term equity incentives.

Changes in the value of each employee's job are monitored annually and adjustments in base pay and short-term incentives are awarded based on a combination of employee performance to pre-determined goals and the Company's overall performance to broader financial and operational goals and objectives. We determine external market competitiveness by gathering salary information from professionally managed third-party salary surveys and by determining pay for individual employees based on their skill level, experience, education, and any other relevant compensatory factors. We use salary market data to create pay structures with pay bands. We assign every job to a pay band by comparing market data to pay band midpoints. We balance internal pay equity with external pay equity to ensure compensation is fairly and equitably dispersed.

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

Talent Acquisition & Retention

We work diligently to attract the best talent from a diverse range of sources and locations in order to meet the current and future demands of our business. We now recruit talent from twenty states across the country, as much of our workforce can work in a mostly remote arrangement. We are establishing relationships with universities, professional associations, and industry groups to proactively attract talent. We look for ways to improve our recruiting process regularly and ensure each applicant feels welcome and comfortable through the recruiting process. Our panel interviews are set up with a diverse group of interviewers to ensure for the best candidate experience. We have taken the ParityPledge in support of women and in support of people of color, demonstrating our commitment to improve the opportunity for advancement of women and people of color into leadership positions.

We have a strong employee value proposition that leverages our unique culture, collaborative and flexible working environment, shared sense of purpose, desire to do the right thing and innovative work to attract talent to our company. We empower employees to find new and better ways of doing things and the scale of our business means that careers can develop in exciting and unexpected directions. To ensure the long-term continuity of our business, we actively manage the development of existing talent to fill the roles that are most critical to the on-going success of our Company.

In 2021, we hired 177 new employees, excluding our customer service and warehouse departments, and 55 new customer service and warehouse employees. We have a total average tenure of five years, with an average tenure of three and three quarters years in our customer service and warehouse departments.

Employee Engagement & Wellness

Creating a culture where all employees feel supported and valued is a key part of our corporate mission. The ongoing COVID-19 pandemic has led to unique challenges, and we are striving to ensure the health, safety, and general well-being of our employees as we work through these pandemic-related challenges. We continue to evolve our programs to meet our employees' health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration. We offer comprehensive benefit options to our employees and their families to live healthier and more secure lives. Some examples are medical insurance, prescription drug benefits, dental insurance, vision insurance, hospital indemnity insurance, accident insurance, critical illness insurance, life insurance, disability insurance, health savings accounts, flexible spending accounts, legal insurance, auto/home insurance, identity theft insurance and pet insurance, and generous 401(k) matching and employee stock purchase plan (ESPP) programs. In addition to these more traditional benefits offerings we also have programs that encourage better work/life balance. These benefits include an onsite medical clinic, fitness center, and child daycare at our largest facility, employee assistance program (EAP) support, and a 9/80 flexible work schedule. We offer paid parental leave for all new parents who have been with the Company for at least a year to ensure they are able to adjust to a new work/life balance. We also offer a caregiver benefit to parents who need to travel for work, which allows employees who have a child under the age of two to travel with the employee. We added fertility coverage to our medical plans beginning in January 2022. We also formalized an expanded remote working policy during 2021.

Development & Training

We recognize how important it is for our employees to develop and progress in their careers. We provide a variety of resources to help our employees grow in their current roles and build new skills, including online development resources from a competency model development library to hundreds of online courses in our learning management system. We emphasize individual development planning as part of our annual goal setting process, and offer mentoring programs, along with change management and project management upskilling opportunities. We have leadership development resources for all leaders across the organization and continue to build tools for leaders to develop their teams on the job and in roles to create new opportunities to learn and grow. We also encourage higher education and continuing professional education by subsidizing these opportunities for our employees.

We have an annual training for all employees on the topic of Diversity and Inclusion. This program is designed to strengthen our organization by promoting the inclusion of various viewpoints from the natural talents and abilities of our people regardless of race, sexual orientation, gender, religion, or other differences.

Company Culture

We attribute the high levels of employee engagement to our corporate culture. The work environment is often described as results-driven, inclusive, generative, and collaborative. Our corporate vision, mission, values, leadership principles, and employee qualities help define who we are, where we are going, and the behavior we expect of the Company and our employees in order to be successful in the organization.

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

Executive Officers of the Registrant

The following persons were executive officers of Overstock as of February 25, 2022:

Executive Officers	Age	Position
Mark Baker	52	Chief Product Officer
Jonathan E. Johnson III	55	Chief Executive Officer and Director
Adrianne Lee	44	Chief Financial Officer
Carter Lee	52	Chief Administrative Officer
Krista Dalton	36	Chief Merchandising Officer
E. Glen Nickle	56	Chief Legal Officer and Corporate Secretary
Dave Nielsen	52	President
Tushon Robinson	51	Chief Supply Chain Officer
Meghan Tuohig	41	Chief People Officer
Joel Weight	47	Chief Technology Officer

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

Mr. Jonathan E. Johnson III has served as Chief Executive Officer since September 2019 and as a Director since 2013. Mr. Johnson also served as President of Medici Ventures from August 2016 to April 2021, Interim Chief Executive Officer from August 2019 to September 2019, and Chairman of the Board of Directors from 2014 through 2017. Mr. Johnson joined Overstock in 2002 and previously served as our President, Executive Vice Chairman, Acting Chief Executive Officer, Senior Vice President, and General Counsel, as well as various other positions.

Ms. Adrianne Lee joined Overstock as our Chief Financial Officer in March 2020. Prior to joining Overstock, Ms. Lee served as Senior Vice President and CFO of North America RAC from December 2018 to March 2020 and as Vice President - Global Financial Planning and Analysis and Corporate Development from December 2017 to December 2018 and Senior Director - Financial Planning and Analysis from March 2014 to December 2017 at The Hertz Corporation.

Mr. Carter Lee has served as our Chief Administrative Officer since August 2018. Mr. Lee joined Overstock in 2001 and previously served as Acting Chief Marketing Officer from August 2020 to March 2021, Senior Vice President of Technology and People Care from February 2015 to July 2018, Vice President of Technology Operations from January 2008 to January 2015, and held other roles including Director of Internal Systems.

Ms. Krista Dalton was appointed as our Chief Customer Officer (now Chief Merchandising Officer) in August 2019. Ms. Dalton joined Overstock in 2017 and previously served as Vice President of Private Label and Partner Management from August 2018 to August 2019 and Category Director from October 2017 to July 2018. Prior to joining Overstock, Ms. Dalton served as Sr. Buyer, Books & Magazines at Target Corporation from October 2014 to September 2017.

Mr. E. Glen Nickle has served as our Chief Legal Officer and Corporate Secretary since February 2021, and previously served as Vice President, Legal and General Counsel from July 2016 to February 2021. Mr. Nickle started with Overstock in May 2010 as Associate General Counsel. Before joining Overstock, Mr. Nickle was Associate General Counsel at ICON Health & Fitness, Inc.

Mr. Dave Nielsen has served as our President of Retail (now President) since May 2019, and previously served as our Chief Sourcing and Operations Officer from October 2018 to May 2019, having returned to Overstock after serving as the Chief Executive Officer and board member for Global Access from July 2015 to October 2018. Mr. Nielsen originally joined Overstock in 2009 and previously served as our Senior Vice President of Business Development, Senior Vice President and General Merchandise Manager and Co-President.

Mr. Tushon Robinson was appointed as our Chief Supply Chain Officer in January 2022. Prior to joining Overstock, Mr. Robinson served as Chief Operating Officer of Bractlet from October 2019 to January 2022, Advisory Board Member of Bractlet from May 2018 to October 2019, Vice President, Product Management of Pitney Bowes from October 2018 to October 2019, and various other executive leadership at Newgistics prior to October 2018.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should carefully read all of the risk factors below, and in any reports we file with the SEC after we file this Form 10-K, before making any decision to acquire or hold our securities. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

Holders of, and potential investors in, our Series A-1 Preferred stock or our Series B Preferred stock should also read "Additional Risks Relating to our Series A-1 Preferred stock and/or our Series B Preferred stock," below.

Risks Relating to Our Company and its Operational, Litigation and Regulatory Environment

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

The online retail market is evolving rapidly and is intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

•online retailers with or without discount departments, including Amazon.com, AliExpress (part of the Alibaba Group), eBay, and Rakuten.com;
•online shopping services, including Google Shopping and Facebook;
•online specialty retailers such as Wayfair, Build.com, Houzz, Hayneedle, Rugs.com, Groupon, World Market, and Zulily;
•furniture specialists including Ashley Furniture, Bob's Discount Furniture, Havertys, Raymour & Flanigan, At Home, Tuesday Morning, Living Spaces, Nebraska Furniture Mart, RC Willey, and Rooms To Go;
•traditional general merchandise and specialty retailers and liquidators including Bed, Bath & Beyond, Best Buy, Costco, Crate and Barrel, Ethan Allen, Gilt, Home Depot, HomeGoods, Hudson's Bay Company, IKEA, J.C. Penney Company, Kirkland's, Kohl's, Lands' End, Lowe's, Macy's, Nordstrom, Pier 1 Imports, Pottery Barn, Restoration Hardware, Ross Stores, Saks Fifth Avenue, Sears, T.J. Maxx, Target, Walmart, West Elm, and Williams-Sonoma, all of which also have an online presence; and
•online liquidators such as SmartBargains.

We expect that existing and future traditional manufacturers and retailers will continue to add or improve their e-commerce offerings, and that our existing and future e-commerce competitors, including Amazon, will continue to increase their offerings, their delivery capabilities, and the ways in which they enable shoppers to purchase goods, including their mobile technology and the voice-activated shopping services offered by Amazon. Further, large marketplace websites and sites which aggregate marketplace sellers with a large product selection are becoming increasingly popular, and we may not be able to place our products on these sites to take advantage of their internal search platforms and some shoppers may begin their searches at these websites rather than utilize traditional search engines at all. Many of our competitors specialize in one or more of the areas in which we offer products. For example, our furniture offerings compete with numerous retail furniture websites and traditional furniture retail specialists. We also face competition from shopping services such as Google Express, which offers products from Walmart, Costco, Target and other retailers. Competition from our competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition, greater access to capital and significantly greater financial, marketing and other resources than we do, affects us and has had and could continue to have a material adverse effect on our financial results, business and prospects.

Our business depends on effective marketing, including marketing via email and social network messaging and our competitors have and may continue to directly increase our marketing costs, may outspend us on marketing, and also have and may continue to cause us to decrease certain types of marketing.

We depend on effective marketing and customer traffic. We depend on email to promote our site and offerings and to generate a substantial portion of our revenue. If a significant portion of our target customers no longer utilize email, or if we are unable to effectively and economically deliver email or marketing materials through other channels to our potential customers, whether for legal, regulatory or other reasons, it would have a material adverse effect on our business. We also rely on social network messaging services for marketing purposes, and anything that limits our ability or our customers' ability or desire to utilize social network services could have a material adverse effect on our business. In addition to competing with us for customers, suppliers, and employees, our competitors have and may continue to directly increase our operating costs, by driving up the cost of various forms of online advertising. Furthermore, our competitors may outspend us on various forms of advertising or marketing, making our marketing efforts less effective. We may elect to decrease our use of sponsored search or other forms of marketing from time to time in order to decrease our costs, which may have a material adverse effect on our financial results and business. We may also elect to spend additional amounts on sponsored search or other forms of marketing from time to time in order to increase traffic to our Website, or to take other strategic actions to increase traffic and/or conversion. If we are unable to develop, improve, implement and maintain effective and efficient cost-effective advertising and marketing programs, it would have a material adverse effect on our financial results and business.

Economic factors, including our increasing exposure to the U.S. housing industry and the potential for a decrease in consumer spending, could adversely affect us.

Economic conditions, particularly any weakness in the United States housing market, may adversely affect our financial performance. Over the last several years, the percentage of our sales from home-related products has increased substantially. We believe that our sales of home-related products are affected by the strength of the U.S. housing industry, and that downturns in the U.S. housing industry could have a material adverse effect on our financial results, business and prospects. Similarly, a substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Difficult macro-economic conditions also impact our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our financial results, business and prospects.

The changing job market, the loss of key personnel, the changing job structure, or any inability to attract, retain and engage additional key personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued service and performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. Given the current labor shortage and labor migration trends in the U.S., and more businesses allowing employees to work remotely, we are forced to compete with businesses in other locations and states to attract and retain key employees from a smaller pool of qualified individuals. We recently announced that most of our workforce will be permitted to continue to work remotely on a long-term basis, with only limited days in the office. This new job structure of long-term remote work for most of our workforce could create consequences such as a lack of productivity, a lack of engagement, and employee fatigue. Some key employees may leave to work for businesses they find more attractive. The loss of, or the inability to retain or engage the services of key employees for any reason, could harm our business. Our future success depends on our ability to identify, attract, hire, train, engage, retain, and motivate highly-skilled personnel. Our failure to attract, retain, and engage the personnel necessary to successfully operate our business could have a material adverse effect on our financial results, business and prospects.

We rely upon paid and natural search engines to rank our product offerings, and our financial results may suffer if we are unable to regain our prior rankings in natural searches.

We rely on paid and natural search engines to attract consumer interest in our product offerings, including Google, Bing, and Yahoo!. Changes to their ranking algorithms and competition from other retailers to attract consumer interest may adversely affect our product offerings in paid and/or natural searches, and we may at times be subject to ranking penalties if the operators of search engines believe we are not in compliance with their guidelines. Search engine companies change their natural search engine algorithms periodically and online retailers compete to rank well with these search engine companies, and our ranking in natural searches may be adversely affected by those changes, as has occurred from time to time, which has led us to pursue revenue growth in other more expensive marketing channels. Google's search engine is dominant in our business and has historically been a significant source of traffic to our website, much of it at essentially no incremental cost to us. Search engine companies may also determine that we are not in compliance with their guidelines from time to time, as has occurred in the past, and they may penalize us in their search algorithms as a result. In recent years, we have experienced declines in our rankings in Google's natural search engine, which has required us to utilize more expensive marketing channels or otherwise compensate for the loss of some of the natural search traffic. Any future declines in our rankings in Google's natural search engine could have a material adverse effect on our business.

If we do not maintain profitability and/or positive cash flow from operations, our ability to continue in business will depend on our ability to raise additional capital, obtain financing or monetize significant assets, and we may be unable to do so.

We experienced significant losses in years leading up to 2020. At December 31, 2019 our accumulated deficit was $580.4 million. Although our financial results were significantly better in 2020 and 2021, we may be unable to maintain profitability in future years. If we are unable to successfully manage our business in the future, our ability to continue in business could depend on our ability to raise sufficient additional capital, obtain sufficient financing, or sell or otherwise monetize significant assets such as our corporate headquarters. Additionally, we may not be able to raise capital on acceptable terms or at all. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

The duration and extent to which the COVID-19 pandemic might impact our results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic continues to profoundly and adversely affect the world economy in many ways. The duration and extent of the impact from the COVID-19 pandemic is currently unknown and difficult to predict, but could result in a loss of new and existing workforce members, including key personnel, due to adverse health effects of the disease, increased competition for employees, a lack of consumer demand for the services and products we offer, an inability to operate our warehouses or other key locations, such as data centers, at full capacity, and could result in an increased risk of penalties or liabilities associated with new policies and regulations, and could adversely affect our business and financial results. Further, the extent to which the increased sales volume we realized following the onset of the pandemic will continue when the impacts of the pandemic subside is uncertain and could have a negative impact on our financial performance.

Tariffs, bans, the spread of illness, or other measures or events that increase the effective price of products or limit our ability to access products we or our suppliers or fulfillment partners import into the United States could have a material adverse effect on our business.

We and many of our suppliers and fulfillment partners source a large percentage of the products we offer on our Website from China and other countries. If the United States imposes tariffs or bans on imports, or if other factors that are outside of our control increase the prices of imported products sold on our Website or limit our ability to access products sold on our Website, the increased prices and/or supply chain challenges could have a material adverse effect on our financial results, business and prospects. Further, the broader global effects of potentially reduced consumer confidence and spending related to COVID-19, including new variants thereof, could also have a negative effect on our overall business.

The continuing impacts of COVID-19 could have technology and security consequences, could result in policies, mandates, or regulations that apply unevenly to businesses, could cause employee fatigue, and could negatively impact our operations.

In light of the ongoing COVID-19 pandemic, many of our employees and contractors continue to work remotely. Additional risks are inherent when employees and contractors work remotely, including risks that third-party Internet and phone service providers may not provide adequate services for employees and contractors to perform their responsibilities, risks that hardware, software, or other technological problems or failures could prevent employees or contractors from performing their responsibilities and could take an excessive amount of time to resolve and risks that employees and contractors may not be trained as effectively or monitored as closely from remote locations, creating greater risks for the security of confidential information. Additionally, government policies, mandates, or regulations created in response to COVID-19 could apply unevenly to businesses, whether based on business size, industry, or some other reason, which could make certain businesses less desirable for employment and could impair our ability to attract and/or retain key employees. Employees may leave to work for businesses they find more attractive. Employees may also become fatigued by the work-from-home setting and may become less productive or look for employment that is not work-from-home. Any such occurrences could have a material negative impact on the business.

Our business depends on the Internet, our infrastructure and transaction-processing systems.

We are completely dependent on our infrastructure and on the availability, reliability and security of the Internet and related systems. Although we have migrated and continue to migrate some of our computer systems and operations to the public cloud, a substantial majority of our computer and communications infrastructure is running in our private cloud on hardware that is located at a single Overstock owned and operated facility. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. Our back-up facility by itself is not adequate to support fulfillment of sales orders. Our servers and applications are vulnerable to malware, physical or electronic break-ins, internal sabotage, and other disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. Any internal or critical third-party system interruption that results in the unavailability of our Website or our mobile app or reduced performance of our transaction systems could interrupt or substantially reduce our ability to conduct our business. We have experienced periodic systems interruptions due to server failure, application failure, power failure and intentional cyber-attacks in the past, and may experience additional interruptions or failures in the future. Any failure or impairment of our infrastructure or of the availability of the Internet or related systems could have a material adverse effect on our financial results, business and prospects. In addition, the occurrence of any event that would adversely affect e-commerce or discourage or prevent consumers from shopping online or via mobile apps could significantly decrease the volume of our sales.

We are subject to cyber security risks and risks of data loss or other security breaches.

Our business involves the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, and to resulting claims, fines, and litigation. We have developed certain software products to assist with the operation and management of our business which could contain flaws or vulnerabilities that could present cyber security-related risks, data loss, other security breaches, or damage to our business, our suppliers, or our customers. We have been subjected to a variety of cyber-attacks, which have increased in number and variety over time. We believe our systems are probed by potential hackers virtually 24/7, and we expect the problem will continue to grow worse over time. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. Any flaws or vulnerabilities in the software we created or technologies designed to prevent attacks on our systems and other third-party systems, compromise of our security, data breaches, malfunctions, or errors, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, any of which could have a material adverse effect on our financial results and business. Moreover, any insurance coverage we may carry may be inadequate to cover the expenses and other potential financial exposure we could face as a result of a cyber-attack or data breach.

We recently reversed the valuation allowance for a significant portion of our deferred tax assets, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could adversely affect our operating results.

Determining whether a valuation allowance for deferred tax assets is appropriate requires judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the sufficiency of a valuation allowance against deferred tax assets. During 2021, based on the weight of all the positive and negative evidence, we concluded that it was more likely than not that we will realize certain federal and state net deferred tax assets based on future taxable income. Therefore, we reversed the valuation allowance on those deferred tax assets during 2021.

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

If the overall legal or tax treatment of companies engaged in e-commerce changes adversely, it could impact our ability to conduct business online and, accordingly, our financial results.

New or revised international, federal, state or local laws, regulations, or court decisions may subject us to additional requirements that could increase the cost of doing business, decrease our revenues, or impact our business model. In addition, new or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, the U.S. Supreme Court rendered an opinion in 2018 that overturned existing precedent and held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state. Other new or revised taxes could expose us to additional risk, could increase the cost of doing business online, and could increase internal costs necessary to capture data and collect and remit taxes. Any of these items could have a material adverse effect on our business and financial results.

If we do not successfully optimize and operate our distribution center, warehouse, and customer service operations, our business could be harmed.

We have expanded, contracted and otherwise modified our distribution center, warehouse, and customer service operations from time to time in the past, and expect that we will continue to do so. If we do not successfully optimize and operate our distribution center, warehouse, and customer service operations, it could significantly limit our ability to meet customer demand, customer shipping or return time expectations, or result in excessive costs and expenses for the size of our business. Because it is difficult to predict demand, we may not be able to manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. Our fulfillment and customer service centers may also fail to staff at optimal levels. Our failure to manage our warehouse operations, distribution centers or our fulfillment and customer service centers optimally could adversely affect our financial results and customer experience and could have a material adverse effect on our financial results, business and prospects.

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

We and tZERO, which we own a direct minority interest of, are both the subjects of, and parties to, investigations by the SEC Division of Enforcement, which has required us to expend significant financial and legal resources. The resolution of those investigations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

As previously disclosed, in February 2018, the Division of Enforcement of the SEC informed tZERO, and subsequently informed us, that it was conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering (the "tZERO Request"). In December 2018, we received a follow-up request from the SEC relating to GSR Capital Ltd., a Cayman Islands exempted company (the "GSR Request"). In October 2019, we received a subpoena from the SEC requiring us to produce documents and other information related to the Series A-1 Preferred stock dividend we announced to stockholders in June 2019 (discussed below in Note 15—Stockholders' Equity) and requesting copies of 10b5-1 plans entered into by certain officers and directors. In December 2019, we received a subpoena from the SEC requesting documents related to the GSR transaction and the alternative trading system run by tZERO ATS, LLC (the "GSR and tZERO Subpoena"). Also in December 2019, we received a subpoena from the SEC requesting our insider trading policies as well as certain employment and consulting agreements. We also received requests from the SEC for our communications with our former Chief Executive Officer and Director, Patrick Byrne, and the matters referenced in the December 2019 subpoenas. In May 2020, we received a subpoena from the SEC requesting additional data related to the tZERO ATS (the "tZERO ATS Subpoena"). In January 2021, we received a subpoena from the SEC requesting information regarding our Retail guidance in 2019 and certain communications with current and former executives, board members, and investors.

tZERO ATS, LLC, a wholly owned subsidiary of tZERO, reached an agreement to settle the matters covered by the tZERO Request, the GSR Request, the GSR and tZERO Subpoena, and the tZERO ATS Subpoena. The agreement required tZERO ATS, LLC, to cease and desist from committing or causing any violation of and any future violations of Rules 301(b)(2) and (5) of Regulation ATS, which generally relate to notice and fair access, agree to be censured, and pay a $800,000 civil penalty. The settlement did not allege that we, tZERO, tZERO ATS, LLC, or any of our current or former executives or directors engaged in intentional fraud or misconduct, nor did tZERO ATS admit or deny any facts alleged in the order. We continue to cooperate with the SEC in the remaining matters.

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

We are currently and may in the future be subject to claims that we have infringed the intellectual property rights of others, by offering allegedly infringing products or otherwise. We have contested and expect to continue to contest claims we consider unfounded rather than settling such claims, even when we expect the costs of contesting the claims could potentially exceed the cost of settlement. Any claims may result in significant expenditure of our financial and managerial resources and may result in us making significant damages or settlement payments or changes to our business. We could be prohibited from using software or business processes, or required to obtain licenses from third parties, which could be expensive or unavailable. Any such difficulties could have a material adverse effect on our financial results, business and prospects.

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

We rely on our suppliers' and fulfillment partners' representations of product safety, content and quality, and proper labeling of products. Issues or concerns regarding product safety, labeling, content or quality could result in consumer or governmental claims and could adversely affect our financial results and business. Any indemnity agreement we may have with a supplier or fulfillment partner of a product may be inadequate or inapplicable, and any insurance coverage we may carry may be inadequate. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business. The occurrence of any of the foregoing could have a material adverse effect on our financial results, business and prospects.

We have an evolving business model, which increases the complexity of our business.

In prior years we added additional types of services and product offerings and in some cases, we modified or discontinued those offerings, and in some cases have re-launched offerings we had previously terminated. We may continue to try to offer additional types of products or services, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/partner sourcing of the products we offer. In addition, we continue to experiment with new technologies to enhance the customer experience and iterate on delivery of new features. The additions and modifications to our business have increased the complexity of our business and impacted our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Further, our efforts to promote a culture of innovation amongst our technologists in an attempt to stay ahead of the competition may result in the introduction of technologies that are less mature or stable which could cause problems in our website or back-end logistics systems. Future additions to or modifications of our business are likely to have similar effects. Further, any new business, technology, or website we launch that is not favorably received by consumers could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our financial results, business, prospects, and the trading prices of our securities.

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

The Investment Company Act regulates certain companies that invest in, hold or trade securities. Primarily as a result of a portion of our assets consisting of indirectly-held minority investment positions, we are subject to the risk of inadvertently becoming an investment company. Because registration under the Investment Company Act would make it impractical for us to operate our business, we need to avoid becoming subject to the registration requirements of the Investment Company Act. To do so, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions and/or strategic initiatives due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the value of certain of our holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in us inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company. If it were established that we were an investment company, it would have a material adverse effect on our business and financial operations and our ability to continue our business.

Our decision to accept and hold cryptocurrency, such as bitcoin, may subject us to exchange risk and additional tax and regulatory requirements.

In 2014, we began accepting bitcoin as a form of payment for purchases on our website. Neither bitcoin nor any of the other cryptocurrencies we may hold are considered legal tender or backed by any government, and bitcoin and other cryptocurrencies we may hold have experienced price volatility, technological glitches and various law enforcement and regulatory interventions. The use of cryptocurrency such as bitcoin has been prohibited or effectively prohibited in some countries. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. Our Board of Directors has authorized us to retain, in bitcoin, up to 100% of our sales revenues paid for by customers in bitcoin. From time to time we hold bitcoin and other cryptocurrencies directly, and we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrencies we hold. We may choose not to hedge or may be unable to fully hedge our exposure to cryptocurrencies and may at times be unable to convert cryptocurrencies to U.S. dollars. If any regulatory authority asserts that we require a license or other regulatory approval to conduct business or own an interest in other businesses involving cryptocurrencies, it could have a material adverse effect on our financial results and business.

We may be required to recognize losses relating to our direct and indirect equity interests in startup businesses.

We hold direct and indirect noncontrolling interests in several companies that are in the startup or development stages. Many of these interests are in companies held within the Medici Ventures, L.P. fund, over which we have no control. Noncontrolling interests and passive investments are inherently risky because we may not have the ability to influence business decisions. Further, these interests are inherently risky because the market for the technologies or products these companies are developing are typically in the early stages, unproven, and may never materialize. These companies may abandon, modify, or alter their product and service mix and overall strategy, whether due to COVID-19 or otherwise. Additionally, since these interests are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. Furthermore, the economic impact of the COVID-19 pandemic may limit the ability for these entities to raise capital in the future. Furthermore, we have no assurance that the technology or products of companies we have funded would be successful, even if they were brought to market. We may in the future recognize losses related to these interests. In addition, we may be unable to sell or otherwise monetize any of the interests we have acquired or may acquire in the future. The occurrence of any of the foregoing could be material and could have a material adverse effect of our financial results and business.

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

We have two series of preferred stock outstanding. The preferred stock could adversely affect the holders of our common stock in some circumstances. The preferred stock generally votes with the common stock, with holders of the preferred stock having one vote for each share held. As of December 31, 2021, the 4,560,289 outstanding shares of preferred stock constituted approximately 10% of the total number of shares of the preferred stock and the common stock, taken together. Holders of the Series A-1 Preferred stock are entitled to an annual cash dividend of $0.16 per share, and holders of the Series B Preferred stock are entitled to an annual cash dividend at the annual rate of 1.0% multiplied by $15.68, in each case in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of our preferred stock are also generally entitled to participate in any dividends we pay on the common stock. The preferred stock ranks equally with the common stock upon our liquidation, winding up or dissolution, with each share of Series A-1 Preferred stock and each share of Series B Preferred stock being treated as though it were a share of our common stock. Generally, in a business combination, we are obliged to use all commercially reasonable efforts to cause each share of the preferred stock to be treated as a share of common stock. Any of the foregoing could have a material adverse effect on the holders of the common stock in connection with any such transactions.

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

Additional Risks Relating to our Series A-1 Preferred stock and/or our Series B Preferred stock

Our Series A-1 Preferred stock may only be sold through the tZERO ATS and certain broker-dealers may not be willing to trade on the tZERO ATS.

The amended and restated certificate of designation for the Series A-1 Preferred stock provides that shares of the Series A-1 Preferred stock can be sold only on the tZERO ATS. The tZERO ATS has had limited volume. Certain broker-dealers might be unwilling to execute trades for their clients on the tZERO ATS, which could cause problems with the transfer of shares paid as part of the Dividend out of certain brokerage and retirement accounts. The unwillingness of certain broker-dealers to effectuate transfers of the Series A-1 Preferred stock on the tZERO ATS could contribute to a lack of liquidity in the Series A-1 Preferred stock on the tZERO ATS. Even if a more liquid trading market for the Series A-1 Preferred does develop on the tZERO ATS utilizing the tZERO Technology Stack or other technology developed by tZERO, the depth and liquidity of that market and the ability to sell the Series A-1 Preferred stock may nevertheless be limited, which may have a material adverse effect on the liquidity for, and the market price of, the Series A-1 Preferred stock.

The restrictions on the tax reporting of a holder's cost basis in shares of Series A-1 Preferred stock will not allow normal tax planning in the sale of shares of Series A-1 Preferred stock and may result in disadvantageous tax consequences to a seller of Series A-1 Preferred stock.

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

Although the record of ownership included in the blockchain is a non-controlling digital "courtesy carbon copy" of the records maintained by Computershare, it will be made publicly available. The publicly available information will include the digital wallet address of each holder of record transacting in Series A-1 Preferred stock and the security position information of such holder of record and the entire history of debits and credits to the relevant security position information of each digital wallet address, but it will not include any personal identifiable information. As a result, it may be possible for members of the public to determine the identity of the record holders of certain wallet addresses based on the publicly available information in the courtesy carbon copy.

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

We have been treating and intend to continue treating the Series A-1 Preferred stock and Series B Preferred stock as common stock for U.S. federal income tax purposes. Nevertheless, it is unclear whether the IRS will treat the Series A-1 Preferred stock and Series B Preferred stock as common stock for U.S. federal income tax purposes. If the IRS were not to treat either the Series A-1 Preferred stock or the Series B Preferred stock as common stock for U.S. federal income tax purposes, it could have a material adverse effect on the holders of Series A-1 Preferred stock and the holders of Series B Preferred stock.

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

Our obligation to pay preferential dividends on the Series A-1 Preferred stock is subject to our Board of Directors declaring such dividend payments. Further, although we will be contractually restricted from paying a dividend on the common stock unless we have paid preferential cumulative $0.16 per share annual dividends on the Series A-1 Preferred stock and preferential cumulative 1.0% annual dividends on the Series B Preferred stock, we have never paid a cash dividend on the common stock and we have no present intention of doing so. Consequently, our failure to pay preferential dividends on the Series A-1 Preferred stock and on the Series B Preferred stock might have no legal effect on us at all, although it could adversely affect the liquidity for, and trading prices of, the Series A-1 Preferred stock and of the Series B Preferred stock. Further, our payment of any dividends will be subject to contractual and legal restrictions and other factors our Board of Directors deems relevant. Moreover, agreements governing any future indebtedness of ours may further limit our ability to pay dividends on our capital stock, including the Series A-1 Preferred stock and the Series B Preferred stock. In addition, our ability to pay dividends is limited by applicable law. Although there are no arrearages in cumulative preferred dividends and we declared and paid a cash dividend of $0.16 per share to the holders of our then outstanding preferred stock during each calendar year since 2017, there is no assurance that we will be able or that our Board of Directors will decide to do so in 2022 or the future. Any of the foregoing facts or events could have a material adverse effect on the holders of the Series A-1 Preferred stock and the holders of the Series B Preferred stock and on the liquidity for, and trading prices of, the Series A-1 Preferred stock and the Series B Preferred stock.

Voting rights on the Series A-1 Preferred stock and Series B Preferred stock are generally limited to voting together with the holders of the common stock and Series A-1 Preferred stock or Series B Preferred stock as a single class, and the holders of the Series A-1 Preferred stock and the holders of the Series B Preferred stock collectively would have only a small percentage of the voting power in connection with any such vote.

Voting rights of the Series A-1 Preferred stock and Series B Preferred stock are generally limited to voting together with the holders of the common stock, Series A-1 Preferred stock and Series B Preferred stock, as a single class. Accordingly, if an amendment requiring stockholder approval is proposed to our amended and restated certificate of incorporation, except in certain circumstances, neither the holders of the Series A-1 Preferred stock nor the holders of the Series B Preferred stock will be entitled to a class vote on the amendment. These limited voting rights could have a material adverse effect on holders of Series A-1 Preferred stock and holders of Series B Preferred stock and on the trading prices of the Series A-1 Preferred stock and the Series B Preferred stock.

The holders of the Series A-1 Preferred stock and Series B Preferred stock will have no right as a separate class to elect any members of our Board of Directors under any circumstances. Further, the holders of the Series A-1 Preferred stock and the holders of the Series B Preferred stock, together, also will have no right by themselves to elect any members of our Board of Directors under any circumstances. Lack of such rights could have a material adverse effect on holders of the Series A-1 and Series B Preferred stock and the liquidity for, and trading prices of, the Series A-1 and Series B Preferred stock.

The Series A-1 Preferred stock and the Series B Preferred stock will rank junior to all of our liabilities in the event of a bankruptcy, liquidation or winding up of our business.

In the event of our bankruptcy, liquidation or winding up, our assets will be available to make payments to holders of Series A-1 Preferred stock and to holders of Series B Preferred stock only after all of our liabilities have been paid, and neither the Series A-1 Preferred stock nor the Series B Preferred stock will have any preference over our common stock in the event of our bankruptcy, liquidation or winding up. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our liabilities, to pay any amounts to the holders of Series A-1 Preferred stock or Series B Preferred stock then outstanding. Any bankruptcy, liquidation or winding up of our company would have a material adverse effect on the liquidity for, and trading prices of, the Series A-1 Preferred stock and Series B Preferred stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and internationally. We use the properties for corporate office space, data centers, and warehouse, fulfillment and customer service space. As of February 18, 2022, we operated the following facilities (square feet in thousands):

	United States	International	Total
Owned facilities	260	—	260
Leased facilities	969	13	982
Total facilities	1,229	13	1,242
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to significant damages, associated costs, or equitable remedies relating to the operation of our business. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 13—Commitments and Contingencies, subheading Legal Proceedings and Contingencies, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K, which is incorporated by reference in answer to this Item.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information

The principal U.S. trading market for our common stock is the Nasdaq Global Market. Our common stock is traded under the symbol "OSTK."

Holders

As of February 18, 2022, there were 95 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of the beneficial owners.

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

At December 31, 2021 we had 4,560,289 shares of our Preferred Stock (as defined below) outstanding. The Preferred Stock ranks senior to our common stock with respect to dividends. Holders of the Class A-1 Preferred Stock are entitled to an annual cash dividend of $0.16 per share, and holders of the Class B Preferred Stock are entitled to an annual cash dividend at the annual rate of 1.0% multiplied by $15.68, in each case in preference to any dividend payment to the holders of the common stock, out of funds legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the Preferred Stock are also entitled to participate in any dividends we pay to the holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2021, 2020, and 2019.

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

As of December 31, 2021, the 4,560,289 shares of Preferred Stock that remained outstanding constituted approximately 10% of the total number of shares of the Preferred Stock and the common stock, taken together. Neither the Series A-1 Preferred stock nor the Series B Preferred stock is registered under the Securities Exchange Act of 1934, as amended. The Series A-1 Preferred stock are digital securities that trade exclusively on the alternative trading system run by tZERO ATS, LLC, an SEC-registered broker-dealer and member of Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation (SIPC). The tZERO ATS utilizes the tZERO Technology Stack to facilitate trading of the Series A-1 Preferred stock. While the Series A-1 Preferred stock benefit from a digital "courtesy carbon copy" of record ownership on the blockchain, the records of Computershare, acting as transfer agent and registrar, govern record ownership of the Series A-1 Preferred stock in all instances. In order to trade the Series A-1 Preferred stock, holders must open an account with a broker-dealer subscribing to the tZERO ATS or maintain an account with an ATS-subscribing broker-dealer. The Series B Preferred stock are conventional securities that trade in the over-the-counter market and are quoted on the OTCQX market operated by OTC Markets Group (Ticker: OSTBP).

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total returns of NASDAQ Market Index, the S&P 500 Index and the S&P Retail Select Index. The S&P Retail Select Index replaces the Morningstar Specialty Retail Index in this analysis and going forward, as the latter data is no longer accessible. The latter index has been included with data through 2020. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2021. Data for the NASDAQ Market Index, the S&P 500 Index and the S&P Retail Select Index assume reinvestment of dividends. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns. They do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of the Company's common stock.

400
300
200
100
0
Index Value
01/01/17
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period
Overstock.com, Inc
NASDAQ Market Index
Morningstar Specialty Retail Index
S&P 500 Index
S&P Retail Select Index

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.
Index Data: Copyright Morningstar. Used with permission. All rights reserved.
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

ITEM 6.
Reserved.
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

Financial Reporting Presentation Relating to the Pelion Transaction

Unless otherwise specified, disclosures throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, including disclosures under “Liquidity and Capital Resources,” reflect continuing operations only. See Note 4—Discontinued Operations in the "Notes to Consolidated Financial Statements" included in Item 8 of Part II, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information.

Overview

Overstock seeks to provide goods to furnish and accessorize "Dream Homes for All," particularly for our target customers—consumers who seek smart value on quality, stylish merchandise at competitive prices, and who want an easy shopping experience. We believe that the furniture and home furnishings market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales as consumers become increasingly comfortable shopping online. Additionally, the COVID-19 pandemic has expedited consumer migration to online shopping. We regularly update our product assortment to meet the evolving preferences of our customers and current trends. Our products include furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. See Item 1—"Business—Our Business" for an additional overview on our business.

Strategies for our Business

Our business initiatives enable our long-term focus on our three brand pillars, "Product Findability," "Smart Value," and "Easy Delivery and Support." 2021 initiatives for the business included:

•Improve Product Findability – Directly supporting our "Product Findability" brand pillar by improving customer search and navigation through refinement of our search taxonomy and product attribute infrastructure with the goal of enhanced search relevancy and recommendations.

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

Our ability to pursue some or all of the strategies described above, and the extent to which we would be able to pursue some or all of them, will depend on the resources we have available, and may require significantly more capital than we currently have. These costs have been and are expected to continue to be material.

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

Our consolidated cash and cash equivalents balance increased from $495.4 million as of December 31, 2020 to $503.3 million as of December 31, 2021, an increase of $7.9 million, primarily as the result of cash inflows from operating activities of $98.0 million, which was partially offset by contributions for capital calls relating to our limited partnership interest in the Medici Ventures, L.P. fund of $41.1 million, expenditures for property and equipment of $13.6 million, and deconsolidation of discontinued operations cash of $34.3 million during the year ended December 31, 2021.

Revenue increased 11% in 2021 compared to 2020. This increase was primarily due to increased product sales resulting from a 23% increase in average order value driven by a continued product mix shift into home furniture categories, partially offset by a 10% decrease in customer orders. This decreased order activity was largely driven by tapering of the accelerated customer growth and online penetration we experienced during the early days of the COVID-19 pandemic in 2020.

Gross profit increased 9% in 2021 compared to 2020 primarily due to increased sales volume, partially offset by a decrease in gross margin. Gross margin decreased to 22.6% in 2021, compared to 22.9% in 2020, primarily due to one-time benefits realized in 2020 such as reduced promotional discounting and fees charged to partners due to unmet contractual service levels, partially offset by lower returns activity in 2021 consistent with order declines.

Sales and marketing expenses as a percentage of revenue increased to 11.0% in 2021 compared to 10.5% in 2020 primarily due to increased spending on paid listing advertisements and keywords to support our customer acquisition strategy, partially offset by less broadcast media spend and gained leverage in staff-related expenses.

Technology expenses increased $6.8 million in 2021 compared to 2020 primarily due to staff-related costs to support strategic initiatives and increased cloud adoption.

General and administrative expenses decreased $10.3 million in 2021 compared to 2020 primarily driven by a reduction in staff-related expenses, including accrued bonus and reduced discretionary consulting spend, partially offset by a beneficial $8.6 million reversal of a legal settlement accrual in 2020 and a $2.5 million legal settlement realized in 2020.

Additional commentary related to COVID-19

Overstock has continued to respond to the challenges and opportunities created by the COVID-19 pandemic. In fiscal year 2020, we saw a substantial year-over-year increase in our Website traffic, number of new customers, and customer demand, particularly in our home furniture and furnishings categories. While many of our key metrics remain positive, some have receded from the elevated 2020 levels during 2021. Our online-only platform and partner network with thousands of fulfillment centers have enabled us to meet this increase in demand. Our three warehouses have remained operational based on our sustained implementation of sound safety measures, including staggered shifts and social distancing. These measures are continuously updated based on CDC guidelines. There remain continued challenges throughout the supply chain in factory production capacity, inbound freight delays, as well as carrier delivery constraints and fulfillment performance from some suppliers. We have evaluated and implemented a remote working plan for our employees; most of our corporate employees are continuing to work from home remotely without incident. We cannot predict how the COVID-19 pandemic, including the spread of variants thereof, or the vaccination rate will unfold in the coming months, regionally, nationally and internationally. Nevertheless, the challenges arising from the pandemic have not adversely affected our liquidity, revenues, or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Liquidity and Capital Resources

We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for the next twelve months and beyond. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity in light of our strategic objectives, industry and economic changes, including the most recent developments driven by the COVID-19 pandemic. We proactively seek opportunities to improve the efficiency of our operations and have in the past and may in the future take steps to realize internal cost savings, including aligning our staffing needs based on our current and expected future levels of operations and process streamlining.

We periodically evaluate opportunities to repurchase our equity securities, obtain credit facilities, or issue additional debt or equity securities which may impact our future operations and cash flows. In addition, we may, from time to time, consider the investment in, or acquisition of, complementary businesses, products, services, or technologies to expand our business, any of which might affect our liquidity requirements or cause us to issue additional debt or equity securities that would be dilutive to shareholders. There can be no assurance that financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our future results may be significantly different from our historical results for several other reasons as well as the risk factors described in Item 1A. "Risk Factors."

Cash flows from discontinued operations are disclosed on our statement of cash flows as separate line items in the operating, investing, and financing activities sections. We anticipate that the absence of cash flows from discontinued operations will positively affect future liquidity and capital resources.

Current sources of liquidity

Our principal sources of liquidity are cash flows generated from operations, existing cash and cash equivalents, and accounts receivable, net. At December 31, 2021, we had cash and cash equivalents of $503.3 million and accounts receivable, net of $21.2 million.

Cash flow information is as follows (in thousands):

	Year ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities	$98,047	$226,626
Investing activities	(56,433)	(15,271)
Financing activities	(12,683)	231,364

At December 31, 2021, we had $150.0 million available under our "at the market" sales program which permits us to conduct "at the market" public offerings of our common stock under a sales agreement, dated June 26, 2020, with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"). We did not sell any shares under our at the market sales program during the years ended December 31, 2021 and 2020.

Cash flows from operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result of increased online shopping migration from the COVID-19 pandemic, we saw our revenue accelerate beginning in the second half of March 2020, as customers turned to online shopping, which caused our cash, cash equivalents, and accounts receivable balances to increase during 2020 compared to balances prior to the pandemic. While many of our key metrics that contribute to positive cash flow remain positive, some have receded from the elevated 2020 levels during 2021. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity in light of the most recent developments driven by the COVID-19 pandemic.

The $98.0 million of net cash provided by continuing operating activities during the year ended December 31, 2021 was primarily due to income from continuing operations, adjusted for non-cash items, of $141.6 million, offset by cash used by changes in operating assets and liabilities of $43.6 million.

The $226.6 million of net cash provided by continuing operating activities during the year ended December 31, 2020 was primarily due to income from continuing operations, adjusted for non-cash items, of $129.2 million and cash provided by changes in operating assets and liabilities of $97.4 million.

Cash flows from investing activities

The $56.4 million of net cash used in investing activities during the year ended December 31, 2021 was primarily due to contributions for capital calls relating to our limited partnership interest in the Medici Ventures, L.P. fund of $41.1 million and expenditures for property and equipment of $13.6 million.

The $15.3 million of net cash used in investing activities during the year ended December 31, 2020 was primarily due to expenditures for property and equipment of $14.9 million.

Cash flows from financing activities

The $12.7 million used in financing activities during the year ended December 31, 2021 resulted primarily from $8.3 million of payments of taxes withheld upon vesting of restricted stock and $3.0 million of payments on long-term debt.

The $231.4 million provided by financing activities during the year ended December 31, 2020 resulted primarily from $195.5 million of net proceeds from sales of our common stock, net of offering costs (including commissions), and $47.5 million of proceeds from our long-term debt secured by our building and land, partially offset by $2.6 million of payments on long-term debt and $2.6 million of payments of taxes withheld upon vesting of restricted stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$14,754	$6,178	$7,578	$915	$83
Loan agreements (2)	54,594	5,264	7,041	2,968	39,321
Total contractual cash obligations	$69,348	$11,442	$14,619	$3,883	$39,404
 ___________________________________________
(1)     — Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 12—Leases contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.
(2)     — Represents future interest and principal payments on our financing agreements. For information regarding our financing agreements, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 11—Borrowings contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of December 31, 2021, and 2020, tax contingencies were $3.2 million and $900,000, respectively, which are included in our reconciliation of unrecognized tax benefits (see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 20—Income Taxes contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K). The increase in tax contingencies in 2021 was primarily a result of COVID-19 tax protections expiring during the year. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Results of Operations

Net revenue, costs of goods sold, gross profit and gross margin

The following table reflects our net revenue, costs of goods sold, gross profit and gross margin for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Net revenue	$2,756,446	$2,493,915
Cost of goods sold
Product costs and other cost of goods sold	2,026,363	1,823,755
Fulfillment and related costs	106,181	98,804
Total cost of goods sold	2,132,544	1,922,559
Gross profit	$623,902	$571,356
Year-over-year percentage growth
Revenue, net	10.5%
Gross profit	9.2%
Percent of total revenue, net
Cost of goods sold
Product costs and other cost of goods sold	73.5%	73.1%
Fulfillment and related costs	3.9%	4.0%
Total cost of goods sold	77.4%	77.1%
Gross margin	22.6%	22.9%

The 11% increase in net revenue for the year ended December 31, 2021, as compared to the same period in 2020, was primarily due to increased product sales resulting from a 23% increase in average order value driven by a continued product mix shift into home furniture categories, partially offset by a 10% decrease in customer orders. This decreased order activity was largely driven by tapering of the accelerated customer growth and online penetration we experienced during the early days of the COVID-19 pandemic in 2020.

We cannot estimate the impact that the ongoing COVID-19 pandemic, the intensity of additional waves of the pandemic or the subsiding of the pandemic and return to prior patterns of economic activity will have on our business in the future due to the unpredictable nature of the ultimate development and duration of the COVID-19 pandemic.

International sales were less than 1% of total net revenues for 2021 and 2020.

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

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and merchant fees. Fulfillment and related costs remained relatively consistent as a percentage of revenue during the year ended December 31, 2021 as compared to 2020.

Gross margins for the past eight quarterly periods and years ending December 31, 2021 and 2020 were:

	Q1	Q2	Q3	Q4	FY
2021	23.3%	22.0%	22.7%	22.7%	22.6%
2020	21.9%	23.2%	23.5%	22.5%	22.9%

Gross profit for the year ended December 31, 2021 increased 9% compared to the same period in 2020, primarily due to increased sales volume, partially offset by a decrease in gross margin. Gross margin decreased to 22.6% for the year ended December 31, 2021, compared to 22.9% for the same period in 2020, primarily due to one-time benefits realized in 2020 such as reduced promotional discounting and fees charged to partners due to unmet contractual service levels, partially offset by lower returns activity in 2021 consistent with order declines.

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

The following table reflects our sales and marketing expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Sales and marketing expenses	$302,430	$260,714
Advertising expense included in sales and marketing expenses	289,019	245,190
Year-over-year percentage growth
Sales and marketing expenses	16.0%
Advertising expense included in sales and marketing expenses	17.9%
Percentage of net revenues
Sales and marketing expenses	11.0%	10.5%
Advertising expense included in sales and marketing expenses	10.5%	9.8%

The 50 basis point increase in sales and marketing expenses for the year ended December 31, 2021, as compared to the same period in 2020, was primarily due to increased spending on paid listing advertisements and keywords to support our customer acquisition strategy, partially offset by less broadcast media spend and gained leverage in staff-related expenses.

We are also experiencing an increasingly competitive digital marketing landscape. We have competitors who are spending significant amounts on advertising, bidding up the cost of certain marketing channels, such as paid keywords, and expect this trend to continue. While we may not choose to match their levels of spending, this has increased our marketing costs in recent years.

We do not include costs associated with our discounted shipping and other promotions, such as coupons in sales and marketing expense. Rather, we account for them as a reduction of revenue and therefore affect sales and gross margin. We consider promotions, such as coupons, etc. and our policy of free shipping on all orders, as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

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

The following table reflects our technology expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Technology expenses	$123,001	$116,248
Year-over-year percentage growth
Technology expenses	5.8%
Technology expenses as a percent of net revenues	4.5%	4.7%

Technology expenses increased $6.8 million for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to staff-related costs to support strategic initiatives and increased cloud adoption.

General and administrative expenses

The following table reflects our general and administrative expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
General and administrative expenses	$87,399	$97,679
Year-over-year percentage growth
General and administrative expenses	(10.5)%
General and administrative expenses as a percent of net revenues	3.2%	3.9%

The $10.3 million decrease in general and administrative expenses for the year ended December 31, 2021, as compared to the same period in 2020, was primarily driven by a reduction in staff-related expenses, including accrued bonus and reduced discretionary consulting spend, partially offset by a beneficial $8.6 million reversal of a legal settlement accrual in 2020 and a $2.5 million legal settlement realized in 2020.

Other income (expense), net

The $11.9 million increase in other income (expense), net for the year ended December 31, 2021, as compared to the same period in 2020, is primarily due to the $12.6 million income from our equity interests in Medici Ventures, L.P. and tZERO.

Income taxes

Our effective tax rate for the years ended December 31, 2021 and 2020 was (39.6)% and 1.4%, respectively. Our effective tax rate is affected by recurring items such as research tax credits and non-recurring items such as changes in valuation allowances. We record valuation allowances against deferred tax assets when there is uncertainty about our ability to generate future income in relevant jurisdictions, and the effects of the COVID-19 pandemic on our business make estimates of future income more challenging due to the unpredictable nature of the ultimate scope and duration of the pandemic. It is also affected to a lesser extent by tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. Our high effective tax rate is primarily attributable to the valuation allowance release for certain federal and state deferred tax assets in the current year.

We have indefinitely reinvested foreign earnings of $5.7 million at December 31, 2021. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

Comparison of Years Ended December 31, 2020 and 2019

Net revenue, costs of goods sold, gross profit and gross margin

The following table reflects our net revenue, costs of goods sold, gross profit and gross margin for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Net revenue	$2,493,915	$1,434,974
Cost of goods sold
Product costs and other cost of goods sold	1,823,755	1,081,051
Fulfillment and related costs	98,804	65,974
Total cost of goods sold	1,922,559	1,147,025
Gross profit	$571,356	$287,949
Year-over-year percentage growth
Net revenue	73.8%
Gross profit	98.4%
Percent of total net revenue
Cost of goods sold
Product costs and other cost of goods sold	73.1%	75.3%
Fulfillment and related costs	4.0%	4.6%
Total cost of goods sold	77.1%	79.9%
Gross profit	22.9%	20.1%

The 74% increase in net revenue for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to increased retail product sales resulting from a 71% increase in customer orders, 111% new customer growth, and strong repeat customer behavior, largely due to a consumer migration toward online shopping in response to COVID-19.

International sales were less than 1% of total net revenues for 2020 and less than 2% of total net revenues for 2019.

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

Operating expenses

Sales and marketing expenses

The following table reflects our sales and marketing expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Sales and marketing expenses	$260,714	$140,604
Advertising expense included in sales and marketing expenses	245,190	124,276
Year-over-year percentage growth
Sales and marketing expenses	85.4%
Advertising expense included in sales and marketing expenses	97.3%
Percentage of net revenues
Sales and marketing expenses	10.5%	9.8%
Advertising expense included in sales and marketing expenses	9.8%	8.7%

The 70 basis point increase in sales and marketing expenses for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to increased spending to support our customer acquisition strategy, resulting in a 111% increase in new customers compared to the twelve months ended December 31, 2019.

Technology expenses

The following table reflects our technology expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Technology expenses	$116,248	$113,023
Year-over-year percentage growth
Technology expenses	2.9%
Technology expenses as a percent of net revenues	4.7%	7.9%

Technology expenses increased $3.2 million for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to staff-related costs, including accrued bonuses.

General and administrative expenses

The following table reflects our general and administrative expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
General and administrative expenses	$97,679	$96,729
Year-over-year percentage growth
General and administrative expenses	1.0%
General and administrative expenses as a percent of net revenues	3.9%	6.7%

The $1.0 million increase in general and administrative expenses for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to an increase in staff-related costs, including accrued bonuses, partially offset by an $8.6 million reversal of a legal settlement accrual, a $2.5 million legal settlement, a $1.9 million decrease in consulting expenses, and a reduction in discretionary spending due to adjustments related to the COVID-19 pandemic.

Other income, net

Other income, net had a $1.3 million increase for the year ended December 31, 2020, as compared to the same period in 2019.

Income taxes

Our effective tax rate for the years ended December 31, 2020 and 2019 was 1.4% and (1.7%), respectively. Our effective tax rate is affected by recurring items such as research tax credits and non-recurring items such as changes in valuation allowances. Our low effective tax rate is primarily attributable to the valuation allowance we are maintaining on our net deferred assets.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies, estimates and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 2—Accounting Policies and Supplemental Disclosures. We believe that our estimates, assumptions, and judgments are reasonable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ significantly from these estimates. Our critical accounting policies are as follows:

•estimate of unearned product revenue on undelivered product;
•assessment of control under the VIE model for retained noncontrolling interests; and
•initial valuation of retained noncontrolling interest in former subsidiaries.

Estimate of unearned product revenue on undelivered product

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before taxes for the year ended December 31, 2021 (in thousands):

	Year Ended December 31, 2021
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(15,864)	$(3,170)
1	$(10,307)	$(2,081)
As reported	As reported	As reported
(1)	$5,902	$1,175
(2)	$10,955	$2,187

Assessment of control under the VIE model for retained noncontrolling interests

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

Initial valuation of retained noncontrolling interest in former subsidiaries

We measured our retained noncontrolling interest in former subsidiaries at fair value at the date of deconsolidation. In the absence of quoted market prices (e.g., a privately held entity), the fair value was determined in good faith under our valuation policy and process using generally accepted valuation approaches. We utilized an independent third party valuation firm to assist us in determining the fair values of our retained noncontrolling interest in former subsidiaries using a combination of a market approach and income approach. The market approach relied upon a comparison with guideline public companies or guideline transactions and entails selecting relevant financial information of the subject company, and capitalizing those amounts using valuation multiples that are based on empirical market observations. The income approach relied upon an analysis of its projected economic earnings discounted to present value (discounted cash flows). The fair value determination of our retained noncontrolling interest required the use of significant unobservable inputs (Level 3 inputs) as shown in the table within Note 4—Discontinued Operations. Due to the inherent uncertainty of determining the fair value of Level 3 securities that do not have a readily available market value, the determination of fair value required significant judgment or estimation and changes in the estimates and assumptions used in the valuation models could materially affect the determination of fair value for these assets. See Note 4—Discontinued Operations for further information.

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

Interest Rate Sensitivity

The fair value of our cash and cash equivalents (highly-liquid instruments with an original maturity of 90 days or less at the date of purchase) would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.

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

Investment Risk

The fair values of our equity securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in the value of our equity securities. At December 31, 2021, our recorded value in equity securities in public and private companies was $342.7 million, compared to $1.4 million at December 31, 2020, of which $174,000 relates to publicly traded companies, compared to $1.1 million at December 31, 2020, recorded at fair value, which are subject to market price volatility. For our equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity. We have elected to account for our direct equity interest in tZERO using the fair value option. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Overstock.com, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Overstock.com, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Estimate of unearned product revenue on undelivered product
As discussed in Notes 2, 10, and 18 to the consolidated financial statements, the Company recognizes product revenue when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer. As the Company ships high volumes of packages, the Company uses estimates to determine which shipments are delivered and recognized as product revenue at the end of the period. The Company's delivery estimates are based on average transit times, which are calculated using the following factors: (i) the type of shipping carrier, (ii) the fulfillment source, (iii) the delivery destination, and (iv) actual transit time experience. Unearned product revenue on undelivered product is included as a component of unearned revenue in the Company's consolidated balance sheet. The Company's unearned product revenue on undelivered product was $20.7 million at December 31, 2021.
We identified the evaluation of the estimate of unearned product revenue on undelivered product as a critical audit matter. There was a high degree of subjective auditor judgment required, specifically related to the estimate of the average transit times.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's process to estimate unearned product revenue on undelivered product. This included management's controls over the estimate of average transit times and the associated judgment applied around adjustments to the estimate of average transit times. In addition, we assessed the estimate of average transit times by:
•comparing the estimate of average transit times at period-end to the estimate of average transit times at prior period-ends
•evaluating the estimate of average transit times at period-end to the Company's actual historical transit time experience
•assessing the impact to the estimate of average transit times at period-end by evaluating internal and external information including factors that may cause shipment disruptions such as seasonal demands, significant weather conditions, mandated restrictions on travel and work, supply chain constraints, or carrier reported logistical issues
•inspecting sales and shipping documents for a selection of product shipments that were used in the transit time estimate, recalculating the transit time by delivery type, and comparing to the Company's estimate of average transit times.
Assessment of control under the variable interest entity model
As discussed in Notes 1, 2, and 4 to the consolidated financial statements, on April 23, 2021, the Company entered into a Limited Partnership Agreement with Pelion MV GP, L.L.C. (Pelion), in connection with the closing of the Transaction Agreement dated January 25, 2021 between the Company, Medici Ventures, Inc. (Medici Ventures), Pelion, and Pelion, Inc. As a result of this transaction, the Company performed a reassessment of control over both Medici Ventures and tZERO Group, Inc. (tZERO), and determined that both entities met the definition of variable interest entities (VIE) in which the Company held a variable interest. The assessment further showed that the Company was not the primary beneficiary of and should not consolidate either entity because the Company does not have the power, either explicit or implicit through voting rights or otherwise, to direct the activities that most significantly impact the economic performance of Medici Ventures or tZERO. Accordingly, the Company deconsolidated these entities' consolidated net assets and noncontrolling interest from the Company's consolidated financial statements and results on April 23, 2021. The Company's retained equity interests in these entities are classified as equity method investments. At April 23, 2021, the Company's retained equity interests had a fair value of $288.8 million.
We identified the determination of the primary beneficiary under the VIE model for the Company's retained interests in these entities as a critical audit matter. Evaluating whether the Company had the substantive power to direct the activities of the VIEs that most significantly impacted their economic performance required a high degree of complex auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's process to assess control under the VIE model, including the Company's control related to its determination of the primary beneficiary. In addition, we performed the following:
•inquired of management to obtain an understanding of and evaluate the business purpose of the transaction and the activities that most significantly impact the economic performance of the entities
•evaluated management's determination of how decisions about the most significant activities are made and the party or parties that make them, including whether the Company's economic interest in the VIEs provides actual or effective power beyond its stated power
•evaluated the governing documents of Medici Ventures and tZERO, including the Limited Partnership Agreement, Transaction Agreement, and other publicly disclosed information to determine whether the Company held any substantive participating rights or had substantive power to direct the activities of the VIEs that most significantly impact their economic performance.
Initial valuation of retained noncontrolling interest in former subsidiaries
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company measured its retained noncontrolling interest in former subsidiaries at fair value at the date of the deconsolidation of Medici Ventures and tZERO. The Company determined the fair values of former subsidiaries using a combination of market and income approaches. The income approaches relied on projected financial information discounted to present value (discounted cash flows). The fair value determination of the noncontrolling interest in former subsidiaries used Level 3 inputs that required significant judgment or estimation. At April 23, 2021, the Company recognized a $243.5 million gain upon the deconsolidation of Medici Ventures and tZERO, which was included in the consolidated statements of income as part of Income (loss) from discontinued operations, net of income taxes and recorded a retained equity interest of $288.8 million, which was classified as equity method securities.
We identified the initial valuation of retained noncontrolling interest in the former subsidiaries upon deconsolidation as a critical audit matter. A high degree of subjective auditor judgment was required in evaluating one of the Company's discounted cash flow models used in the valuation. Specifically, the model was sensitive to reasonably possible changes to significant assumptions, including the annual revenue growth rate, the discount rate, and the enterprise value to revenue multiple.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's fair value determination process for former subsidiaries upon deconsolidation, including the development of the annual revenue growth rate, the discount rate, and the enterprise value to revenue multiple. We evaluated the reasonableness of the revenue growth assumptions by comparing them to (1) historical revenues of the business, (2) relevant industry and economic conditions and trends, and (3) recent experience and events, including progress towards planned milestones. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company's selected discount rate by comparing the discount rate to publicly available data for comparable entities and assessing the resulting discount rate
•testing the enterprise value to revenue multiple by comparison to guideline public company multiples and transactions, in addition to independently sourced transactions.

/s/ KPMG LLP
We have served as the Company's auditor since 2009.

Salt Lake City, Utah
February 25, 2022

Overstock.com, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$503,341	$495,425
Restricted cash	25	1,197
Accounts receivable, net of allowance for credit losses of $2,429 and $1,417	21,190	22,867
Inventories	5,137	6,243
Prepaids and other current assets	22,097	22,879
Current assets of discontinued operations	—	34,129
Total current assets	551,790	582,740
Property and equipment, net	109,479	113,767
Deferred tax assets, net	40,035	37
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $102,529 and $1,127	342,682	1,412
Operating lease right-of-use assets	12,584	17,297
Other long-term assets, net	3,236	2,646
Long-term assets of discontinued operations	—	106,155
Total assets	$1,065,966	$830,214
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$102,293	$109,759
Accrued liabilities	101,902	123,646
Unearned revenue	59,387	72,165
Operating lease liabilities, current	5,402	5,152
Other current liabilities	3,349	2,935
Current liabilities of discontinued operations	—	13,924
Total current liabilities	272,333	327,581
Long-term debt, net	37,984	41,334
Operating lease liabilities, non-current	7,960	13,206
Other long-term liabilities	3,303	4,082
Long-term liabilities of discontinued operations	—	7,685
Total liabilities	321,580	393,888
Commitments and Contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A-1, issued and outstanding - 4,204 and 4,204	—	—
Series B, issued and outstanding - 357 and 357	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 46,625 and 46,331
Outstanding shares - 43,023 and 42,768	4	4
Additional paid-in capital	960,544	970,873
Accumulated deficit	(136,590)	(525,233)
Accumulated other comprehensive loss	(537)	(553)
Treasury stock at cost - 3,602 and 3,563	(79,035)	(71,399)
Equity attributable to stockholders of Overstock.com, Inc.	744,386	373,692
Equity attributable to noncontrolling interests	—	62,634
Total stockholders' equity	744,386	436,326
Total liabilities and stockholders' equity	$1,065,966	$830,214

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$2,756,446	$2,493,915	$1,434,974
Cost of goods sold	2,132,544	1,922,559	1,147,025
Gross profit	623,902	571,356	287,949
Operating expenses:
Sales and marketing	302,430	260,714	140,604
Technology	123,001	116,248	113,023
General and administrative	87,399	97,679	96,729
Total operating expenses	512,830	474,641	350,356
Operating income (loss)	111,072	96,715	(62,407)
Interest income (expense), net	(556)	(838)	1,201
Other income (expense), net	12,500	613	(642)
Income (loss) before income taxes from continuing operations	123,016	96,490	(61,848)
Provision (benefit) for income taxes	(48,775)	1,363	1,060
Income (loss) from continuing operations	171,791	95,127	(62,908)
Income (loss) from discontinued operations, net of income taxes	217,246	(48,956)	(71,812)
Consolidated net income (loss)	$389,037	$46,171	$(134,720)
Less: Net loss attributable to noncontrolling interests from discontinued operations	(335)	(9,830)	(12,879)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$389,372	$56,001	$(121,841)
Net income (loss) attributable to common shares—basic
Continuing operations	$3.60	$2.13	$(1.81)
Discontinued operations	4.58	(0.88)	(1.65)
Total	$8.18	$1.25	$(3.46)
Net income (loss) attributable to common shares—diluted
Continuing operations	$3.57	$2.12	$(1.81)
Discontinued operations	4.54	(0.88)	(1.65)
Total	$8.11	$1.24	$(3.46)
Weighted average shares of common stock outstanding:
Basic	42,981	41,217	34,865
Diluted	43,332	41,607	34,865

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Consolidated net income (loss)	$389,037	$46,171	$(134,720)
Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax of $0, $0 and $0	16	15	16
Other comprehensive income	16	15	16
Comprehensive income (loss)	$389,053	$46,186	$(134,704)
Less: Comprehensive loss attributable to noncontrolling interests—discontinued operations	(335)	(9,830)	(12,879)
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$389,388	$56,016	$(121,825)

See accompanying notes to consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (in thousands, except per share data)
	Year Ended December 31,
	2021	2020	2019
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of year	46,331	42,790	35,346
Common stock issued upon vesting of restricted stock	294	710	270
Common stock sold through offerings	—	2,831	7,174
Balance at end of year	46,625	46,331	42,790
Shares of treasury stock
Balance at beginning of year	3,563	3,326	3,200
Common stock repurchased	—	—	47
Tax withholding upon vesting of restricted stock	86	237	79
Sale of treasury stock	(47)	—	—
Balance at end of year	3,602	3,563	3,326
Total shares of common stock outstanding	43,023	42,768	39,464
Common stock
Balance at beginning of year	$4	$4	$3
Common stock sold through ATM offering	—	—	1
Balance at end of year	$4	$4	$4
Shares of Series A Preferred stock issued and outstanding
Balance at beginning of year	—	—	127
Exchange of shares to Series A-1	—	—	(125)
Conversion of shares to Series B	—	—	(2)
Balance at end of year	—	—	—
Shares of Series A-1 Preferred stock issued and outstanding
Balance at beginning of year	4,204	4,210	—
Exchange of shares from Series A	—	—	125
Dividend declared, not yet distributed	—	—	4,085
Shares declared, not distributed (Note 15)	—	(6)	—
Balance at end of year	4,204	4,204	4,210
Shares of Series B Preferred stock issued and outstanding
Balance at beginning of year	357	357	355
Conversion of shares from Series A	—	—	2
Balance at end of year	357	357	357
Preferred stock	$—	$—	$—

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (in thousands, except per share data)
	Year Ended December 31,
	2021	2020	2019
Additional paid-in capital
Balance at beginning of year	$970,873	$764,845	$657,981
Stock-based compensation to employees and directors	11,700	12,930	18,229
Sale of treasury stock	2,726	—	—
Subsidiary equity award tender offer	(2,130)	—	—
Change in noncontrolling interest ownership	(22,625)	—	—
Common stock sold through offerings, net	—	192,692	85,801
Other	—	406	2,834
Balance at end of year	$960,544	$970,873	$764,845
Accumulated deficit
Balance at beginning of year	$(525,233)	$(580,390)	$(458,897)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	389,372	56,001	(121,841)
Declaration and payment of preferred dividends	(729)	(731)	(77)
Other	—	(113)	425
Balance at end of year	$(136,590)	$(525,233)	$(580,390)
Accumulated other comprehensive loss
Balance at beginning of year	$(553)	$(568)	$(584)
Net other comprehensive income	16	15	16
Balance at end of year	$(537)	$(553)	$(568)
Treasury stock
Balance at beginning of year	$(71,399)	$(68,807)	$(66,757)
Tax withholding upon vesting of restricted stock	(8,279)	(2,592)	(1,407)
Sale of treasury stock	643	—	—
Common stock repurchased	—	—	(643)
Balance at end of year	(79,035)	(71,399)	(68,807)
Total equity attributable to stockholders of Overstock.com, Inc.	$744,386	$373,692	$115,084

Equity attributable to noncontrolling interests
Balance at beginning of year	$62,634	$62,771	$78,960
Paid in capital for noncontrolling interest	—	5,000	—
Fair value of noncontrolling interest at acquisition	—	3,320	—
Net loss attributable to noncontrolling interests	(335)	(9,830)	(12,879)
Change in noncontrolling interest ownership	22,625	—	—
Deconsolidation of subsidiaries	(84,924)	1,837	—
Other	—	(464)	(3,310)
Total equity attributable to noncontrolling interests	$—	$62,634	$62,771

Total stockholders' equity	$744,386	$436,326	$177,855

See accompanying notes to consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Consolidated net income (loss)	$389,037	$46,171	$(134,720)
(Income) loss from discontinued operations, net of income taxes	(217,246)	48,956	71,812
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,564	21,776	25,515
Non-cash operating lease cost	5,021	4,971	5,085
Stock-based compensation to employees and directors	11,133	7,841	16,160
(Increase)/decrease in deferred income taxes, net	(53,829)	35	972
Income from equity method securities	(12,585)	—	—
Other non-cash adjustments	1,537	(542)	78
Changes in operating assets and liabilities:
Accounts receivable, net	1,677	(6,715)	16,786
Inventories	1,106	(403)	8,268
Prepaids and other current assets	2,958	(5,358)	5,601
Other long-term assets, net	(1,755)	(264)	(664)
Accounts payable	(7,787)	34,428	(26,752)
Accrued liabilities	(21,595)	48,907	(7,055)
Unearned revenue	(12,778)	31,049	(9,337)
Operating lease liabilities	(5,261)	(5,995)	(7,008)
Other long-term liabilities	(150)	1,769	416
Net cash provided by (used in) continuing operating activities	98,047	226,626	(34,843)
Net cash used in discontinued operating activities	(17,128)	(30,152)	(46,769)
Net cash provided by (used in) operating activities	80,919	196,474	(81,612)
Cash flows from investing activities:
Contributions for capital calls	(41,122)	—	—
Expenditures for property and equipment	(13,617)	(14,874)	(12,835)
Other investing activities, net	(1,694)	(397)	34
Net cash used in continuing investing activities	(56,433)	(15,271)	(12,801)
Net cash used in discontinued investing activities	(29,703)	(8,284)	(14,051)
Net cash used in investing activities	(86,136)	(23,555)	(26,852)

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Cash Flows (in thousands)
	Year ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Payments on long-term debt	(3,030)	(2,635)	(3,141)
Proceeds from long-term debt	—	47,500	—
Proceeds from sale of common stock, net of offering costs	—	195,540	82,954
Payments of taxes withheld upon vesting of restricted stock	(8,279)	(2,592)	(1,407)
Other financing activities, net	(1,374)	(6,449)	2,927
Net cash provided by (used in) continuing financing activities	(12,683)	231,364	81,333
Net cash provided by (used in) discontinued financing activities	2,085	—	(785)
Net cash provided by (used in) financing activities	(10,598)	231,364	80,548
Net increase (decrease) in cash, cash equivalents, and restricted cash	(15,815)	404,283	(27,916)
Cash, cash equivalents, and restricted cash, beginning of year, inclusive of cash balances of discontinued operations	519,181	114,898	142,814
Cash, cash equivalents, and restricted cash, end of year, inclusive of cash balances of discontinued operations	503,366	519,181	114,898
Less: Cash, cash equivalents, and restricted cash of discontinued operations	—	22,559	16,948
Cash, cash equivalents, and restricted cash, end of year	$503,366	$496,622	$97,950

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

Through our online business, we offer a broad range of price-competitive products, including furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. We sell our products and services through our Internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com (referred to collectively as the "Website") and through our mobile app. Although our four websites are located at different domain addresses with different interfaces, the technology, equipment, and processes supporting the Website and the process of order fulfillment described herein are the same for all four websites.

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

On April 23, 2021, we entered into a Limited Partnership Agreement (the "Limited Partnership Agreement") with Pelion MV GP, L.L.C. ("Pelion"), in connection with the closing (the "Medici Closing") of the Transaction Agreement dated January 25, 2021 between the Company, Medici Ventures, Inc. ("Medici Ventures"), Pelion, and Pelion, Inc. (the "Transaction Agreement"). In connection with the execution of the Limited Partnership Agreement, Pelion acquired control over Medici Ventures and its blockchain assets. As a result of this transaction, we performed an assessment of control under the variable interest entity ("VIE") model and determined that effective as of the Medici Closing, we held a variable interest in both Medici Ventures and tZERO Group, Inc. ("tZERO") (collectively, the "Disposal Group"), both of which meet the definition of variable interest entities; however, we are not the primary beneficiary of either entity for purposes of consolidation. Accordingly, we deconsolidated the Disposal Group's consolidated net assets and noncontrolling interest from our consolidated financial statements and results beginning on April 23, 2021, the date that control ceased. The Disposal Group met the criteria to be reported as held for sale and discontinued operations as of March 31, 2021. As a result of closing the transaction during the second quarter of 2021, the Disposal Group's operating results for the periods prior to deconsolidation have been reflected in our consolidated statements of operations as discontinued operations for all periods presented. Additionally, the related assets and liabilities of the Disposal Group associated with the prior periods are classified as discontinued operations in our consolidated balance sheets. The majority of the Disposal Group was previously included in the Medici Ventures and tZERO reportable segments, and the remainder was included in Other. Effective as of the first quarter of fiscal year 2021, the Company has one reportable segment: Retail. See Note 22—Business Segments for additional segment information.

Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. Certain prior period data, primarily related to discontinued operations, have been reclassified in the consolidated financial statements and accompanying notes to conform to the current period presentation. See Note 4—Discontinued Operations for further information.

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

Our estimates involving, among other items, forecasted revenues, sales volume, pricing, cost and availability of inventory, consumer demand and spending habits, the continued operations of our supply chain and logistics network, changes in interest rates, and the overall impact of social distancing on our workforce are even more difficult to estimate as a result of uncertainties associated with the scope and duration of the global novel coronavirus ("COVID-19") pandemic and various actions taken by governmental authorities, private business and other third parties in response to the pandemic, the ultimate geographic spread of the virus, the ongoing economic effect of the pandemic and the post-pandemic economic recovery. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, the variability of these factors depends on a number of conditions, including uncertainty associated with the COVID-19 pandemic, how long these conditions will persist, ongoing developments related to the production, approval and distribution of vaccines, what additional measures may be introduced or reintroduced by governments or private parties or what effect any such additional measures may have on our business and thus our accounting estimates may change from period to period. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Supplemental cash flow information

The following table shows supplemental cash flow information (in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$1,775	$1,808	$264
Income taxes paid (refunded), net	2,262	1,452	(1,259)
Non-cash investing and financing activities:
Proceeds from sale of common stock included in accounts receivable	—	—	2,848
Recognition of right-of-use assets upon adoption of ASC 842	—	—	29,965

See also Note 12—Leases for additional supplemental disclosures of cash flow information related to our leases.

Cash equivalents

We classify all highly liquid instruments, including instruments with an original maturity of three months or less at the time of purchase, as cash equivalents.

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

Inventories

Inventories include merchandise acquired for resale and processed returns which are accounted for using a standard costing system which approximates the first-in-first-out ("FIFO") method of accounting and are valued at the lower of cost and net realizable value. Inventory valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category.

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

Initial valuation of retained noncontrolling interest in former subsidiaries

We measured our retained noncontrolling interest in former subsidiaries at fair value at the date of deconsolidation. In the absence of quoted market prices (e.g., a privately held entity), the fair value was determined in good faith under our valuation policy and process using generally accepted valuation approaches. We utilized an independent third party valuation firm to assist us in determining the fair values of our retained noncontrolling interest in former subsidiaries using a combination of a market approach and income approach. The market approach relied upon a comparison with guideline public companies or guideline transactions and entails selecting relevant financial information of the subject company, and capitalizing those amounts using valuation multiples that are based on empirical market observations. The income approach relied upon an analysis of its projected economic earnings discounted to present value (discounted cash flows). The fair value determination of our retained noncontrolling interest required the use of significant unobservable inputs (Level 3 inputs) as shown in the table within Note 4—Discontinued Operations. Due to the inherent uncertainty of determining the fair value of Level 3 securities that do not have a readily available market value, the determination of fair value required significant judgment or estimation and changes in the estimates and assumptions used in the valuation models could materially affect the determination of fair value for these assets. See Note 4—Discontinued Operations for further information.

Equity securities under ASC 321

At December 31, 2021, we held minority interests (less than 20%) in certain public entities, accounted for under ASC Topic 321, Investments—Equity Securities ("ASC 321"), which are included in Equity securities at fair value in our consolidated balance sheets. We measure our ASC 321 equity securities at fair value with changes in fair value recorded in Other income (expense), net in our consolidated statements of operations. Dividends received are reported in earnings if and when received.

Equity securities accounted for under the equity method under ASC 323

At December 31, 2021, we held minority interests in privately held entities, Medici Ventures, L.P. and tZERO, accounted for under the equity method under ASC Topic 323, Investments—Equity Method and Joint Ventures ("ASC 323"), which are included in Equity securities in our consolidated balance sheets. We can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest.

Based on the nature of our ownership interests and the extent of our contributed capital, we held a variable interest in both Medici Ventures, L.P. and tZERO which meet the definition of variable interest entities; however, we are not the primary beneficiary of either entity for purposes of consolidation as we do not have the power (either explicit or implicit), through voting rights or otherwise, to direct the activities of Medici Ventures, L.P. or tZERO that most significantly impact their economic performance. Our investments in these variable interest entities totaled $342.5 million as of December 31, 2021, representing our maximum exposures to loss.

We record our proportionate share of Medici Ventures, L.P.'s reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other operating income or losses of the entity, in Other income (expense), net in our consolidated statements of operations with corresponding adjustments to the carrying value of the asset. There is no difference between the carrying amount of our investment in the entity and the amount of underlying equity we have in the entity's net assets.

We have elected to apply the fair value option for valuing our direct minority interest in tZERO as we determined that accounting for our direct minority equity interest in tZERO under the fair value option would approximate the same valuation approach used by Medici Ventures, L.P. for valuing our indirect interest in tZERO and would be the most meaningful and transparent option for evaluating our continued exposure to the economics of tZERO. The methods and significant assumptions to estimate the fair value of tZERO include using guideline public companies for the market approach and discounted cash flow model for the income approach. Inputs for the market approach include assumptions made for the enterprise value to revenue multiple. Inputs for the income approach include assumptions made for discount rate, revenue growth rate, EBITDA margin, and discount period.

If such events or circumstances have occurred that may indicate the fair value of the security is less than its carrying value, we estimate the fair value of the security and recognize an impairment loss equal to the difference between the fair value of the security and its carrying value which is recorded in Other income (expense), net in our consolidated statements of operations.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. There were no impairments to goodwill recorded during the years ended December 31, 2021, 2020 and 2019 and no other changes to the carrying amount of goodwill during the years ended December 31, 2021 and 2020. Our goodwill balance of $6.2 million as of December 31, 2021 and 2020 is net of accumulated impairment losses and other adjustments of $3.3 million.

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

Impairment of long-lived assets

We review property and equipment, right-of-use assets, and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2021, 2020 and 2019.

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

Product Revenue

We derive our revenue primarily through our Website but may also derive revenue from sales of merchandise through other channels. Our revenue is derived primarily from merchandise sold at a point in time and shipped to customers. Merchandise sales are fulfilled with inventory sourced through our partners or from our owned inventory. The vast majority of our sales, however, are fulfilled from inventory sourced through our partners.

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

Generally, we require authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal, Apple Pay, Klarna), or verification of receipt of payment, before we ship products to consumers or business purchasers. We generally receive payments from our customers before our payments to our suppliers are due. We do not recognize assets associated with costs to obtain or fulfill a contract with a customer.

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

We evaluate the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of merchandise sales and related costs or the net amount earned as commissions. When we are the principal in a transaction and control the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Through contractual terms with our partners, we have the ability to control the promised goods or services and as a result record the majority of our revenue on a gross basis.

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

Advertising Revenue

Advertising revenues are derived primarily from sponsored links and display advertisements that are placed on our Website, distributed via email, or sent out as direct mailers. Advertising revenue is recognized in revenue when the advertising services are rendered. Advertising revenues were approximately 2% of total net revenues for all periods presented.

Unearned Revenue

When the timing of our provision of goods or services is different from the timing of the payments made by our customers, we recognize a contract liability (customer payment precedes performance).

Customer orders are recorded as unearned revenue when payment is received prior to delivery of products or services ordered. We record amounts received for Club O membership fees as unearned revenue and we recognize it ratably over the membership period. We record Club O Reward dollars earned from purchases as unearned revenue at the time they are earned based upon the relative standalone selling price of the Club O Reward dollar and we recognize it as revenue in proportion to the estimated pattern of rights exercised by the customer. If reward dollars are not redeemed, we recognize revenue upon expiration. In addition, we sell gift cards and record related unearned revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue from a gift card upon redemption of the gift card. The unredeemed portion of our gift cards are recognized in revenue over the expected redemption period based upon the estimated pattern of rights exercised by the customer, if the gift cards are not subject to escheat laws.

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

Cost of goods sold

Our cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs, and merchant fees, and is recorded in the same period in which related revenues have been recorded.

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

Stock-based compensation

We measure compensation expense for our outstanding unvested restricted stock awards at fair value on the date of grant and recognize compensation expense over the service period for awards at the greater of a straight-line basis or on an accelerated schedule when vesting of the share-based awards exceeds a straight-line basis. When an award is forfeited prior to the vesting date, we recognize an adjustment for the previously recognized expense in the period of the forfeiture. See Note 16—Stock-Based Awards.

We use the Black-Scholes option pricing model to determine the fair value of our employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.

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
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including projected future taxable income, scheduled reversals of our deferred tax liabilities, tax planning strategies, and results of recent operations. Our projections of future taxable income are subject to change due to economic, political, and other conditions, such as the COVID-19 pandemic, and judgment is required in determining our ability to use our deferred tax assets.
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

Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shares (after allocating between common shares and participating securities) by the weighted average number of common and potential common shares outstanding during the period (after allocating total dilutive shares between our common shares outstanding and our preferred shares outstanding). Potential common shares, comprising incremental common shares issuable from the employee stock purchase plan and restricted stock awards are included in the calculation of diluted net income (loss) per common share to the extent such shares are dilutive.

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

3. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of December 31, 2021 and 2020, as indicated (in thousands):

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market mutual funds	$—	$—	$—	$—
Equity securities, at fair value	102,529	174	—	102,355
Trading securities held in a "rabbi trust" (1)	179	179	—	—
Total assets	$102,708	$353	$—	$102,355
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$188	$188	$—	$—
Total liabilities	$188	$188	$—	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market mutual funds	$—	$—	$—	$—
Equity securities, at fair value	1,127	1,127	—	—
Trading securities held in a "rabbi trust" (1)	139	139	—	—
Total assets	$1,266	$1,266	$—	$—
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$148	$148	$—	$—
Total liabilities	$148	$148	$—	$—
 ___________________________________________
(1)    — Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.
(2)    — Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

The activity for our Level 3 investments for the year ended December 31, 2021 is as follows:

Amount
Level 3 investments at December 31, 2020	$—
Increase due to acquisition of Level 3 investments	99,723
Increase in fair value of Level 3 investments	2,632
Level 3 investments at December 31, 2021	$102,355

4. DISCONTINUED OPERATIONS

On January 25, 2021, we entered into the Transaction Agreement with Medici Ventures, Pelion, and Pelion, Inc., pursuant to which the parties agreed, among other things, that: (i) Medici Ventures would convert to a Delaware limited partnership (the "Partnership"), (ii) pursuant to the terms and subject to the conditions of the Limited Partnership Agreement which was entered into on the date of the Medici Closing, Pelion would become the sole general partner of the Partnership, and we (along with any other stockholders of Medici Ventures at the time of the Medici Closing), would become the limited partners of the Partnership, (iii) prior to the Medici Closing, Overstock would convert the outstanding intercompany debt owed to us by Medici Ventures into shares of common stock in Medici Ventures; and (iv) prior to the Medici Closing, Overstock would convert the outstanding intercompany debt owed to us by tZERO into shares of common stock in tZERO, in each case, on the terms and subject to the conditions set forth in the Transaction Agreement and the relevant definitive agreements to be entered into in connection therewith. Pursuant to the terms of the Limited Partnership Agreement, we and any other partners subsequently admitted to the Partnership agreed to make a capital commitment of $45 million to the Partnership in proportion to our equity interest in the Partnership in order to fund the Partnership's capital needs. The term of the Partnership is eight years. The debt conversion outlined in (iii) and (iv) above was completed during the quarter ended March 31, 2021, following which Medici Ventures and Overstock held approximately 42% and 41%, respectively, of tZERO's common stock.

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

On April 23, 2021, we entered into the Limited Partnership Agreement with Pelion, as part of the Medici Closing, pursuant to which Pelion became the sole general partner, holding a 1% equity interest in the Partnership, and Overstock became a limited partner, holding a 99% equity interest in the Partnership. The Partnership meets the definition of an investment company under ASC Subtopic 946 - Financial Services - Investment Companies. As a result of the Medici Closing, we performed an assessment of control under the VIE model and determined that upon the Medici Closing, we held a variable interest in both Medici Ventures and tZERO which meet the definition of variable interest entities; however, we are not the primary beneficiary of either entity for purposes of consolidation as we do not have the power (either explicit or implicit), through voting rights or otherwise, to direct the activities of the Partnership or tZERO that most significantly impact their economic performance. Pelion was not a related party at the time of the Medici Closing and apart from its capacity as the general partner of the Partnership, we have no other relationship with Pelion. We may not voluntarily withdraw from the Partnership without the consent of the general partner or upon certain limited events as outlined in the Limited Partnership Agreement. Any proceeds from the sales of assets by the Partnership will be allocated on an asset-by-asset basis to the partners of the Partnership in accordance with the Limited Partnership Agreement following such events.

At the Medici Closing, our retained equity interest in the Partnership and our direct minority interest in tZERO had a fair value of $288.8 million, inclusive of $3.4 million of capital calls funded at the Medici Closing. The fair value of these equity securities at the Medici Closing was estimated by taking the mid-point from a valuation range using a weighting of multiple valuation techniques on the underlying components of the equity securities to calculate a fair value for the whole, including discounted cash flow models and market transactional data, both of which incorporate significant unobservable inputs (Level 3). Approximately $149.9 million of the total $288.8 million Level 3 equity securities have been valued using unadjusted inputs that have not been internally developed by management, including third-party transactions and quotations.

The significant unobservable inputs used in the $288.8 million fair value measurement of these Level 3 equity securities at the Medici Closing are summarized as follows:

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

We recognized a $243.5 million gain upon deconsolidation of these entities which primarily relates to the remeasurement of our retained equity method interest in the Partnership and our direct minority interest in tZERO at fair value, which was included in our consolidated statements of operations as part of Income (loss) from discontinued operations, net of income taxes. We completed the entire funding of our $44.6 million capital commitment consistent with our proportional ownership interest, which was completed and funded in the second quarter of 2021.

Our retained equity interest in these entities is classified as equity method securities as we can exercise significant influence, but not control, over these entities through holding more than a 20% interest in the entity.

As of December 31, 2021, our 99% equity interest in the Partnership and the 40% direct minority interest in tZERO had a carrying value of $342.5 million which is included in Equity securities on our consolidated balance sheets, of which, $102.4 million is valued under the fair value option. Our direct equity interest in tZERO is valued using Level 3 inputs, which interest represents 99.7% of assets measured at fair value. This amount also constitutes our maximum exposure to loss as a result of our involvement in these entities as we have no additional financing obligations to these entities. During the period ended December 31, 2021 we recognized an increase in the valuation of our direct equity interest in tZERO of $2.6 million that was recorded in Other income (expense), net on our consolidated statements of operations. The operations of the Partnership subsequent to the Medici Closing include a net increase in partners' capital from operations of $10.1 million through the period ended December 31, 2021. We recognized $10.0 million of income from equity method securities due to our proportionate share of this increase associated with our equity interest in the Partnership through the period ended December 31, 2021, which was recorded in Other income (expense), net on our consolidated statements of operations.

Results of discontinued operations through the Medici Closing were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Revenue, net	$17,394	$55,868	$24,444
Cost of goods sold	13,716	47,691	19,300
Gross profit	3,678	8,177	5,144
Operating expenses
Technology	7,133	20,750	22,315
Selling, general, and administrative	13,509	31,916	43,911
Total operating expenses	20,642	52,666	66,226
Operating loss from discontinued operations	(16,964)	(44,489)	(61,082)
Interest income, net	192	600	254
Other income (loss), net	4,081	(5,441)	(11,859)
Gain on deconsolidation	243,541	—	—
Income (loss) from discontinued operations before income taxes	230,850	(49,330)	(72,687)
Provision (benefit) for income taxes	13,604	(374)	(875)
Income (loss) from discontinued operations, net of income taxes	$217,246	$(48,956)	$(71,812)
Less: Net loss attributable to noncontrolling interests from discontinued operations	(335)	(9,830)	(12,879)
Net income (loss) from discontinued operations attributable to stockholders of Overstock.com, Inc.	$217,581	$(39,126)	$(58,933)

Assets and liabilities of discontinued operations were as follows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$—	$21,075
Other current assets	—	13,054
Total current assets of discontinued operations	$—	$34,129
Property and equipment, net	$—	$8,783
Intangible assets, net	—	13,852
Goodwill	—	28,790
Equity securities	—	45,878
Operating lease right-of-use assets	—	7,226
Other long-term assets, net	—	1,626
Total long-term assets of discontinued operations	$—	$106,155
Accounts payable and accrued liabilities	$—	$11,939
Other current liabilities	—	1,985
Total current liabilities of discontinued operations	$—	$13,924
Operating lease liabilities, non-current	—	7,099
Other long-term liabilities	—	586
Total long-term liabilities of discontinued operations	$—	$7,685

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following (in thousands):

	December 31,
	2021	2020
Credit card receivables, trade	$14,148	$16,376
Accounts receivable, trade	6,501	5,039
Other receivables	2,970	2,869
	23,619	24,284
Less: allowance for credit losses	(2,429)	(1,417)
Total accounts receivable, net	$21,190	$22,867

6. PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid maintenance	$10,780	$9,111
Other current assets	5,071	6,280
Prepaid insurance	3,440	4,274
Prepaid other	2,317	2,814
Prepaid inventories	242	245
Prepaid advertising	247	155
Total prepaids and other current assets	$22,097	$22,879

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31,
	2021	2020
Computer hardware and software, including internal-use software and website development	$225,256	$213,124
Building	69,293	69,245
Land	12,781	12,781
Furniture and equipment	12,067	12,165
Building machinery and equipment	9,809	9,793
Land improvements	7,025	7,010
Leasehold improvements	2,601	3,049
	338,832	327,167
Less: accumulated depreciation	(229,353)	(213,400)
Total property and equipment, net	$109,479	$113,767

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Capitalized internal-use software and website development	$6,126	$10,246	$7,701
Depreciation of internal-use software and website development	7,237	10,262	11,683

Depreciation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Cost of goods sold	$605	$680	$687
Technology	13,801	15,708	19,258
General and administrative	4,064	5,279	4,689
Total depreciation	$18,470	$21,667	$24,634

During the years ended December 31, 2021 and 2020, we retired $1.6 million and $25.1 million, respectively, of fully depreciated property and equipment that were removed from service in 2021 and 2020.

8. EQUITY SECURITIES

Our equity securities accounted for under the equity method under ASC 323 include equity securities in which we can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity. The following table includes our equity securities accounted for under the equity method and related ownership interest as of December 31, 2021:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	40%

The carrying amount of our equity method securities was $342.5 million at December 31, 2021.

The following table summarizes the net income recognized on equity method securities recorded in Other income (expense), net in our consolidated statements of operations for the year ended December 31, 2021 (in thousands):

Year ended December 31,
2021
Net income recognized on our proportionate share of the net income of our equity method securities	$9,953
Increase in fair value of equity method securities held under fair value option	2,632

Certain of our equity securities accounted for under ASC 321, which had a carrying value of $174,000 and $1.1 million at December 31, 2021 and 2020, respectively, are carried at fair value based on Level 1 inputs. See Note 2—Accounting Policies and Supplemental Disclosures, Fair value of financial instruments above.

Regulation S-X Rule 4-08(g)

For the period ended December 31, 2021, certain investments subject to Regulation S-X Rule 4-08(g) held by the Company in aggregate have met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized financial information for these significant investees that qualified as equity method securities during the respective periods presented as practicable (including the pre-deconsolidation results of operations for those investments that qualified prior to the Medici Closing) that were for the years ended December 31, 2021 and 2020 and such information is as follows (in thousands):

	December 31,
Balance Sheet	2021	2020
Assets	$319,121	$45,926
Liabilities	(21,717)	(24,891)
Equity	$(297,404)	$(21,035)

	Year ended December 31,
Results of Operations	2021	2020
Revenues	$20,801	$4,788
Pre-tax loss	(18,373)	(36,553)
Net loss	(18,435)	(36,625)

For our investments in Medici Ventures, L.P. and tZERO there is no difference in the carrying amount of the assets and liabilities and our maximum exposure to loss.

Regulation S-X Rule 3-09

For the period ended December 31, 2021, certain investments subject to Regulation S-X Rule 3-09 held by the Company have met the significance criteria as defined under SEC guidance. As such, the Company is required to present separate audited financial statement for these significant investees that qualified as equity method securities during the respective periods presented as practicable for the year ended December 31, 2021. As a result and in accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of Medici Ventures, L.P. for the period ended September 30, 2021, their fiscal year-end, are being filed herewith as Exhibit 99.1.

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation and other related costs	$21,910	$39,610
Accrued marketing expenses	15,317	20,687
Accounts payable accruals	25,571	13,830
Allowance for returns	13,923	19,190
Sales and other taxes payable	8,756	11,596
Accrued freight	10,982	9,309
Other accrued expenses	5,278	7,623
Accrued loss contingencies	165	1,801
Total accrued liabilities	$101,902	$123,646

10. UNEARNED REVENUE

Unearned revenue consists of the following (in thousands):

	December 31,
	2021	2020
Unearned product revenue on undelivered product	$20,689	$35,952
Club O membership fees and reward points	16,701	14,860
In store credits	11,777	9,207
Unearned product revenue on unshipped orders	9,107	10,489
Unredeemed gift cards	711	1,143
Other	402	514
Total unearned revenue	$59,387	$72,165

11. BORROWINGS

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

As of December 31, 2021, the total outstanding debt on these loans was $41.3 million, net of $502,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $3.3 million.

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

Future principal payments on our total debt as of December 31, 2021, are as follows (in thousands):

Payments due by period
2022	$3,447
2023	3,606
2024	282
2025	—
2026	—
Thereafter	34,500
$41,835

12. LEASES

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

The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Operating lease cost	$6,583	$6,352	$7,766
Variable lease cost	1,702	1,536	1,892

The following tables provides a summary of other information related to leases (in thousands):

	Years ended December 31,
	2021	2020	2019
Cash payments included in operating cash flows from lease arrangements	$6,478	$7,224	$9,558
Right-of-use assets obtained in exchange for new operating lease liabilities	835	5,316	9,593
Derecognition of right-of-use assets due to reassessment of lease term	527	666	—

The following table provides a summary of balance sheet information related to leases:

	December 31,
	2021	2020
Weighted-average remaining lease term—operating leases	2.72 years	3.57 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of December 31, 2021, are as follows (in thousands):

Payments due by period
2022	$6,178
2023	4,805
2024	2,773
2025	665
2026	250
Thereafter	83
Total lease payments	14,754
Less interest	1,392
Present value of lease liabilities	$13,362

13. COMMITMENTS AND CONTINGENCIES

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

As previously disclosed, in February 2018, the Division of Enforcement of the SEC informed tZERO, and subsequently informed us, that it was conducting an investigation and requested that we and tZERO voluntarily provide certain information and documents related to tZERO and the tZERO security token offering (the "tZERO Request"). In December 2018, we received a follow-up request from the SEC relating to GSR Capital Ltd., a Cayman Islands exempted company (the "GSR Request"). In October 2019, we received a subpoena from the SEC requiring us to produce documents and other information related to the Series A-1 Preferred stock dividend we announced to stockholders in June 2019 (discussed below in Note 15—Stockholders' Equity) and requesting copies of 10b5-1 plans entered into by certain officers and directors. In December 2019, we received a subpoena from the SEC requesting documents related to the GSR transaction and the alternative trading system run by tZERO ATS, LLC (the "GSR and tZERO Subpoena"). Also in December 2019, we received a subpoena from the SEC requesting our insider trading policies as well as certain employment and consulting agreements. We also received requests from the SEC for our communications with our former Chief Executive Officer and Director, Patrick Byrne, and the matters referenced in the December 2019 subpoenas. In May 2020, we received a subpoena from the SEC requesting additional data related to the tZERO ATS (the "tZERO ATS Subpoena"). In January 2021, we received a subpoena from the SEC requesting information regarding our Retail guidance in 2019 and certain communications with current and former executives, board members, and investors. tZERO ATS, LLC, a wholly owned subsidiary of tZERO, reached an agreement to settle the matters covered by the tZERO Request, the GSR Request, the GSR and tZERO Subpoena, and the tZERO ATS Subpoena. The agreement required tZERO ATS, LLC, to cease and desist from committing or causing any violation of and any future violations of Rules 301(b)(2) and (5) of Regulation ATS, which generally relate to notice and fair access, agreed to be censured, and pay a $800,000 civil penalty. The settlement did not allege that we, tZERO, tZERO ATS, LLC, or any of our current or former executives or directors engaged in intentional fraud or misconduct, nor did tZERO ATS admit or deny any facts alleged in the order. We continue to cooperate with the SEC in the remaining matters.

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former Chief Executive Officer and former Chief Financial Officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), and Section 20A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming us and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our President, our former Chief Executive Officer, and our former Chief Financial Officer. We filed a motion to dismiss and, on September 28, 2020, the court granted our motion and entered judgment in our favor. The plaintiffs filed a motion to amend their complaint on October 23, 2020 and filed a notice of appeal on October 26, 2020. The United States District Court of Utah granted the plaintiffs' motion to amend their complaint on January 6, 2021 and the Tenth Circuit Court dismissed the plaintiffs' appeal on January 8, 2021. The plaintiffs filed their amended complaint on January 11, 2021. We filed a motion to dismiss plaintiffs' amended complaint, and, on September 20, 2021, the court granted our motion and entered judgment in our favor. On October 18, 2021, the plaintiffs filed a Notice of Appeal, appealing the ruling of the district court to the United States Court of Appeals for the Tenth Circuit. The plaintiffs filed their opening brief in the Tenth Circuit on January 26, 2022. No estimates of the possible losses or range of losses can be made at this time. We intend to continue to vigorously defend this consolidated action.

On November 22, 2019, a shareholder derivative suit was filed against us and certain past and present directors and officers of ours in the United States District Court for the District of Delaware, with allegations that include: (i) breach of fiduciary duties, (ii) unjust enrichment, (iii) insider selling and misappropriation of the Company's information, and (iv) contribution under Sections 10(b) and 21D of the Exchange Act. On December 17, 2019, a similar lawsuit was filed in the same court, naming the same defendants, bringing similar claims, and seeking similar relief. These cases were consolidated into a single lawsuit in January 2020. In March 2020, the court entered a stay on litigation, pending the outcome of the securities class action motion to dismiss. The case remains stayed pending the outcome of the plaintiffs' appeal to the Tenth Circuit in the securities class action. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend these actions.

On April 23, 2020, a putative class action lawsuit was filed against us in the Circuit Court of the County of St. Louis, State of Missouri, alleging that we over-collected taxes on products sold into the state of Missouri. We removed the case to United States District Court, Eastern District of Missouri on May 22, 2020, and on February 9, 2021, the case against us was dismissed. On March 1, 2021, a putative class action lawsuit was filed against us in the Circuit Court of the County of St. Louis, State of Missouri, alleging similar allegations to the April 23, 2020 putative class action lawsuit that was dismissed, that we over-collected taxes on products sold into the state of Missouri. We filed a motion to compel arbitration, which was denied on October 13, 2021. We filed a motion to dismiss on October 22, 2021, which has not yet been decided. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend this action.

We establish liabilities when a particular contingency is probable and estimable. At December 31, 2021 and 2020, we have accrued $165,000 and $1.8 million, respectively, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

Except as required by law, the preferred shares are intended to have voting and dividend rights similar to those of one share of common stock. Preferred shares rank senior to common stock with respect to dividends. Holders of the preferred shares are entitled to an annual cash dividend of $0.16 per share, in preference to any dividend payment to the holders of the common stock, out of funds of the Company legally available for payment of dividends and subject to declaration by our Board of Directors. Holders of the preferred shares are also entitled to participate in any cash dividends we pay to the holders of the common stock and are also entitled to participate in non-cash dividends we pay to holders of the common stock, subject to potentially different treatment if we effect a stock dividend, stock split or combination of the common stock. There are no arrearages in cumulative preferred dividends. We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2019, 2020, and 2021.

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

JonesTrading Sales Agreement

We entered into an Amended and Restated Capital on DemandTM Sales Agreement (the "Sales Agreement") dated June 26, 2020 with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"), under which we may conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading and D.A. Davidson, acting as our agents, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. For the year ended December 31, 2021, we did not sell any shares of our common stock pursuant to the Sales Agreement. For the year ended December 31, 2020, we received $2.8 million of proceeds that was included in Accounts receivable, net on our consolidated balance sheet at December 31, 2019 for the sale of an aggregate 415,904 shares of our common stock under the prior iteration of the agreement that were executed in late December 2019. For the year ended December 31, 2019, we sold 7,590,498 shares of our common stock pursuant to the sales agreement and received $85.8 million in proceeds, including $2.8 million of proceeds included in Accounts receivable, net on our consolidated balance sheet, net of $2.0 million of offering costs, including commissions paid to JonesTrading. As of December 31, 2021, we had $150.0 million available under our "at the market" sales program.

Common Stock Offering

We completed a public offering of our common stock on August 14, 2020 and issued 2,415,000 shares of our common stock pursuant to an underwriting agreement, dated August 11, 2020, for proceeds totaling $192.7 million, net of $11.4 million in offering costs.

Common Stock Repurchase Program

On August 17, 2021, we announced that our Board of Directors has approved a stock repurchase program (the “Repurchase Program”), pursuant to which we may, from time to time, purchase shares of our outstanding common stock for an aggregate repurchase price not to exceed $100.0 million at any time through December 31, 2023. Repurchases under the Repurchase Program may be effected through open market purchases. The Repurchase Committee designated by the Board of Directors will determine the actual timing, number, and value of any shares repurchased under the Repurchase Program in its discretion using factors including, but not limited to, our stock price and trading volume, general market conditions, and the ongoing assessment of our capital needs. There is no assurance of the number or aggregate price of any shares that we will repurchase. The Repurchase Program may be extended, suspended, or terminated at any time by the Board of Directors. As of December 31, 2021, we had not effected any purchases under the Repurchase Program.

16. STOCK-BASED AWARDS

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

	Years ended December 31,
	2021	2020	2019
Cost of goods sold	$102	$169	$212
Sales and marketing	987	799	1,915
Technology	3,799	1,654	5,245
General and administrative	6,245	5,219	8,788
Total stock-based compensation expense	$11,133	$7,841	$16,160

Overstock restricted stock awards

The Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan (the "Plan") provides for the grant of incentive stock options to employees and directors of the Company and non-qualified stock options to consultants, as well as restricted stock units and other types of equity awards of the Company. For the years ended December 31, 2021, 2020 and 2019, the Compensation Committee of the Board of Directors approved grants of 415,000, 484,000 and 982,000 restricted stock awards, respectively, to our officers, board members and employees. These restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.4% at the end of the third year; subject to the recipient's continuing service to us. In addition to our traditional equity awards, during the quarter ended March 31, 2019, we granted 502,765 restricted stock awards with a cumulative grant date fair value of $8.6 million which vested over a one-year period, which awards are included in the 982,000 total grants below. At December 31, 2021, there were 663,000 unvested restricted stock awards that remained outstanding. At December 31, 2021, 1.7 million shares of stock remained available for future grants under the Plan.

The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is either recognized on a straight-line basis over the vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2021, 2020 and 2019 was $92.29, $10.39 and $17.80, respectively.

The following table summarizes restricted stock award activity (in thousands, except fair value data):

	2021		2020		2019
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	639	$17.98	1,051	$26.22	559	$44.08
Granted at fair value	415	92.29	484	10.39	982	17.80
Vested	(294)	24.88	(710)	23.58	(270)	34.92
Forfeited	(97)	52.26	(186)	23.43	(220)	23.36
Outstanding—end of year	663	$56.37	639	$17.98	1,051	$26.22

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

The maximum number of shares of common stock that may be issued under the 2021 ESPP in aggregate is 3,000,000 shares. No shares were purchased during the year ended December 31, 2021. The 2021 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model and expense will be recognized straight-line over the 24-month offering period. For the year ended December 31, 2021, we recognized $863,000 in share-based compensation expense related to the 2021 ESPP, which is included in the stock compensation expense table above combined with the expense associated with our restricted stock units.

17. EMPLOYEE RETIREMENT PLAN

We have a 401(k) defined contribution plan which permits participating employees to defer a portion of their compensation, subject to limitations established by the Internal Revenue Code. During the years ended December 31, 2021, 2020 and 2019, employees who completed 3 months of service and are 21 years of age or older are qualified to participate in the plan which matches 100% of the first 6% of each participant's contributions to the plan subject to IRS limits. Matching contributions vest immediately. Participant contributions also vest immediately. Our matching contribution totaled $5.2 million, $4.9 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. We made no discretionary contributions to eligible participants for the years ended December 31, 2021, 2020 and 2019, respectively.

18. REVENUE AND CONTRACT LIABILITY

Unearned revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the period (in thousands):

Amount
Unearned revenue at December 31, 2019	$41,116
Increase due to deferral of revenue at period end	66,070
Decrease due to beginning contract liabilities recognized as revenue	(35,021)
Unearned revenue at December 31, 2020	72,165
Increase due to deferral of revenue at period end	51,384
Decrease due to beginning contract liabilities recognized as revenue	(64,162)
Unearned revenue at December 31, 2021	$59,387

Our total unearned revenue related to outstanding Club O Reward dollars was $10.0 million and $8.6 million at December 31, 2021 and 2020, respectively. Breakage income related to Club O Reward dollars and gift cards are recognized as a component of Net revenue in our consolidated statements of operations. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Breakage included in revenue was $6.9 million, $5.4 million, and $4.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Sales returns allowance

The following table provides additions to and deduction from the sales returns allowance (in thousands):

Amount
Allowance for returns at December 31, 2018	$15,261
Additions to the allowance	117,039
Deductions from the allowance	(121,194)
Allowance for returns at December 31, 2019	11,106
Additions to the allowance	204,810
Deductions from the allowance	(196,726)
Allowance for returns at December 31, 2020	19,190
Additions to the allowance	237,622
Deductions from the allowance	(242,889)
Allowance for returns at December 31, 2021	$13,923

19. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2021	2020	2019
Gain/(loss) on equity securities	$(1,238)	$305	$(1,814)
Income from equity method securities	12,585	—	—
Other	1,153	308	1,172
Total other income (expense), net	$12,500	$613	$(642)

20. INCOME TAXES

For financial reporting purposes, income (loss) from continuing operations before income taxes includes the following components (in thousands):

	Years ended December 31,
	2021	2020	2019
United States income (loss)	$121,180	$95,115	$(62,917)
Foreign income	1,836	1,375	1,069
Total income (loss) from continuing operations before income taxes	$123,016	$96,490	$(61,848)

The provision (benefit) for income taxes for 2021, 2020 and 2019 consists of the following (in thousands):

	Years ended December 31,
	2021	2020	2019
Current:
Federal	$532	$—	$(49)
State	4,344	1,316	191
Foreign	183	68	136
Total current	5,059	1,384	278
Deferred:
Federal	(49,045)	—	612
State	(4,763)	—	172
Foreign	(26)	(21)	(2)
Total deferred	(53,834)	(21)	782
Total provision (benefit) for income taxes	$(48,775)	$1,363	$1,060

The provision (benefit) for income taxes for 2021, 2020 and 2019 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to income (loss) before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2021	2020	2019
U.S. federal income tax provision (benefit) at statutory rate	$25,833	$20,263	$(12,988)
State income tax expense, net of federal benefit	5,734	3,224	(2,373)
Non-deductible executive compensation	1,908	147	—
Other, net	110	(165)	399
Gain on subsidiary stock	—	360	(855)
Delaware gift card litigation reversal	—	(1,022)	—
Research and development credit	(1,419)	(1,266)	(1,677)
Stock based compensation expense	(3,851)	1,839	976
Change in valuation allowance	(77,090)	(22,017)	17,578
Total provision (benefit) for income taxes	$(48,775)	$1,363	$1,060

The components of our deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$35,247	$88,990
Research and development tax credits	19,551	20,067
Basis difference in equity securities	6,092	8,079
Accrued expenses	5,750	7,168
Unearned revenue	5,431	4,747
Operating lease liabilities	3,128	6,604
Reserves and other	2,835	3,877
Other tax credits and carryforwards	207	253
Intangible assets	135	2,897
Interest expense carryforward	—	1,799
Gross deferred tax assets	78,376	144,481
Valuation allowance	(11,384)	(134,305)
Total deferred tax assets	66,992	10,176
Deferred tax liabilities:
Basis difference in equity securities	(20,831)	(218)
Operating lease right-of-use assets	(3,077)	(6,152)
Fixed assets	(2,264)	(2,236)
Prepaid expenses	(785)	(777)
Goodwill	—	(934)
Total deferred tax liabilities	(26,957)	(10,317)
Total deferred tax assets (liabilities), net	$40,035	$(141)

The components of our deferred tax assets and liabilities as of December 31, 2020 include amounts related to continuing and discontinued operations. Of the total deferred tax liabilities, net, approximately $178,000 relates to discontinued operations, and has been reclassified in the consolidated financial statements as a component of Long-term liabilities of discontinued operations as of December 31, 2020. The remaining deferred tax assets, net, of approximately $37,000 related to continuing operations is reflected as Deferred tax assets, net, on the Consolidated Balance Sheet as of December 31, 2020.

At December 31, 2021, we have federal net operating loss carryforwards with no expiration date of approximately $135.2 million; the utilization of these net operating loss carryforwards is limited to 80% of taxable income in any given year. We have state net operating loss carryforwards with no expiration date of approximately $37.4 million primarily in the state of Utah; the utilization of these net operating loss carryforwards is limited to 80% of taxable income in the state in any given year. We also have state net operating loss carryforwards of approximately $16.2 million which expire in 2022 and $89.2 million that expire between 2026 and 2039.

At December 31, 2021, we have federal research credit carryforwards of approximately $21.4 million that expire between 2029 and 2041. We also have state research credit carryforwards of approximately $9.0 million that expire between 2022 and 2035. Ownership changes under Internal Revenue Code Section 382 could limit the amount of net operating losses or credit carryforwards that can be used in the future.

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to support their realizability. In our assessment for the period ended June 30, 2021, we concluded it was more likely than not that our deferred tax assets related to United States federal ordinary income and all states with the exception of Utah will be realizable. In reaching the conclusion that deferred tax assets related to United

States federal income and all states, except for Utah, will be realizable, we considered, among other things, three significant pieces of positive evidence that occurred during the quarter ended June 30, 2021: 1) achieving three-year cumulative earnings, 2) recent use of deferred tax assets, and 3) changes in our tax filing groups in conjunction with the Pelion Transaction. Therefore, in the year ended December 31, 2021, we released approximately $53.8 million of valuation allowance. We still maintain a valuation allowance against our deferred tax assets for capital losses and the state of Utah where not supported by future reversals of taxable temporary differences, because of the uncertainty regarding the realizability of these deferred tax assets. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets on a quarterly basis.

A reconciliation of the beginning and ending unrecognized tax benefits, excluding interest and penalties, as of December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Beginning balance	$9,638	$9,058	$7,974
Additions for tax positions related to the current year	1,992	971	1,064
Additions (reductions) for tax positions taken in prior years	331	(35)	20
Reduction due to settlements	—	(301)	—
Reduction due to cash payments	—	(55)	—
Ending balance	$11,961	$9,638	$9,058

Included in the balance of unrecognized tax benefits as of December 31, 2021, 2020 and 2019, are approximately $12.0 million, $9.6 million, and $9.1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. We believe it is reasonably possible that these unrecognized tax benefits will continue to increase in the future.

Accrued interest and penalties on unrecognized tax benefits as of December 31, 2021 and 2020 were $753,000 and $340,000, respectively.

We are subject to taxation in the United States and various state and foreign jurisdictions. Tax years beginning in 2017 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

We have indefinitely reinvested foreign earnings of $5.7 million at December 31, 2021. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

21. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31,
	2021	2020	2019
Numerator:
Income (loss) from continuing operations	$171,791	$95,127	$(62,908)
Less: Preferred stock dividends—declared and accumulated	729	731	894
Undistributed income (loss) from continuing operations	171,062	94,396	(63,802)
Less: Undistributed income (loss) allocated to participating securities	16,409	6,427	(869)
Net income (loss) from continuing operations attributable to common stockholders	$154,653	$87,969	$(62,933)

Income (loss) from discontinued operations attributable to stockholders of Overstock.com, Inc.	$217,581	$(39,126)	$(58,933)
Less: Preferred stock TZROP repurchase loss	—	—	(425)
Undistributed income (loss) from discontinued operations	217,581	(39,126)	(58,508)
Less: Undistributed income (loss) allocated to participating securities	20,870	(2,664)	(796)
Net income (loss) from discontinued operations attributable to common stockholders	196,711	(36,462)	(57,712)
Net income (loss) attributable to common stockholders	$351,364	$51,507	$(120,645)

Denominator:
Weighted average shares of common shares outstanding—basic	42,981	41,217	34,865
Effect of dilutive securities:
Restricted stock awards	351	390	—
Weighted average shares of common shares outstanding—diluted	43,332	41,607	34,865

Net income (loss) from continuing operations per share of common stock:
Basic	$3.60	$2.13	$(1.81)
Diluted	$3.57	$2.12	$(1.81)
Net income (loss) from discontinued operations per share of common stock:
Basic	$4.58	$(0.88)	$(1.65)
Diluted	$4.54	$(0.88)	$(1.65)
Net income (loss) per share of common stock:
Basic	$8.18	$1.25	$(3.46)
Diluted	$8.11	$1.24	$(3.46)

The 2019 basic and diluted net loss per common share computations reflect the Dividend declared on July 30, 2019 that was payable in shares of our Series A-1 Preferred stock and subsequently distributed on May 19, 2020.

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2021	2020	2019
Restricted stock units	170	228	1,051
Employee stock purchase plan	24	—	—

22. BUSINESS SEGMENTS

We evaluated our reportable segments in accordance with ASC Topic 280 Segment Reporting based on how we manage our business. At the conclusion of this evaluation, we concluded that we have one reportable segment, Retail, which primarily consists of amounts earned through e-commerce product sales through our Website. All corporate support costs (administrative functions such as finance, human resources, and legal) are allocated to our single reportable segment. The results of that segment are shown on our consolidated statements of operations as continuing operations. As a result of the transaction discussed in Note 4—Discontinued Operations, our tZERO and Medici Ventures reportable segments became a part of the Disposal Group and discontinued operations.

For the years ended December 31, 2021, 2020 and 2019, substantially all our revenues were attributable to customers in the United States. At December 31, 2021 and 2020, substantially all our property and equipment were located in the United States.

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2021. We have prepared this information on the same basis as the consolidated statements of operations and the information includes all adjustments that we consider necessary for a fair statement of its financial position and operating results for the quarters presented.

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$659,861	$794,536	$689,390	$612,659
Cost of goods sold	506,337	619,710	532,682	473,815
Gross profit	153,524	174,826	156,708	138,844
Operating expenses:
Sales and marketing	73,538	85,272	75,650	67,970
Technology	30,523	30,383	31,178	30,917
General and administrative	22,871	22,660	21,031	20,837
Total operating expenses	126,932	138,315	127,859	119,724
Operating income	26,592	36,511	28,849	19,120
Interest expense, net	(155)	(130)	(139)	(132)
Other income (expense), net	(226)	298	(79)	12,507
Income before income taxes from continuing operations	26,211	36,679	28,631	31,495
Provision (benefit) for income taxes	193	(45,726)	(1,795)	(1,447)
Income from continuing operations	26,018	82,405	30,426	32,942
Income (loss) from discontinued operations, net of income taxes	(10,126)	227,372	—	—
Consolidated net income	$15,892	$309,777	$30,426	$32,942
Less: Net loss attributable to noncontrolling interests - discontinued operations	(201)	(134)	—	—
Net income attributable to stockholders of Overstock.com, Inc.	$16,093	$309,911	$30,426	$32,942
Net income (loss) attributable to common shares—basic
Continuing operations	$0.57	$1.73	$0.64	$0.69
Discontinued operations	(0.23)	4.78	—	—
Total	$0.34	$6.51	$0.64	$0.69
Net income (loss) attributable to common shares—diluted
Continuing operations	$0.56	$1.72	$0.63	$0.68
Discontinued operations	(0.23)	4.75	—	—
Total	$0.33	$6.47	$0.63	$0.68
Weighted average shares of common stock outstanding:
Basic	42,885	43,009	43,014	43,016
Diluted	43,320	43,314	43,324	43,370

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$339,598	$766,956	$717,695	$669,666
Cost of goods sold	265,392	589,044	548,982	519,141
Gross profit	74,206	177,912	168,713	150,525
Operating expenses:
Sales and marketing	36,345	79,215	71,292	73,862
Technology	27,281	29,063	29,934	29,970
General and administrative	23,885	20,837	28,625	24,332
Total operating expenses	87,511	129,115	129,851	128,164
Operating income (loss)	(13,305)	48,797	38,862	22,361
Interest expense, net	(11)	(364)	(264)	(199)
Other income (expense), net	(287)	246	59	595
Income (loss) before income taxes from continuing operations	(13,603)	48,679	38,657	22,757
Provision (benefit) for income taxes	163	840	753	(393)
Income (loss) from continuing operations	(13,766)	47,839	37,904	23,150
Loss from discontinued operations, net of income taxes	(5,799)	(13,458)	(16,678)	(13,021)
Consolidated net income (loss)	$(19,565)	$34,381	$21,226	$10,129
Less: Net loss attributable to noncontrolling interests - discontinued operations	(3,232)	(1,975)	(2,165)	(2,458)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(16,333)	$36,356	$23,391	$12,587
Net income (loss) attributable to common shares—basic
Continuing operations	$(0.34)	$1.12	$0.81	$0.48
Discontinued operations	(0.06)	(0.27)	(0.31)	(0.22)
Total	$(0.40)	$0.85	$0.50	$0.26
Net income (loss) attributable to common shares—diluted
Continuing operations	$(0.34)	$1.11	$0.81	$0.48
Discontinued operations	(0.06)	(0.27)	(0.31)	(0.22)
Total	$(0.40)	$0.84	$0.50	$0.26
Weighted average shares of common stock outstanding:
Basic	40,158	40,329	41,595	42,765
Diluted	40,158	40,590	42,202	43,326

24. SUBSEQUENT EVENTS

tZERO Group, Inc.

In late February 2022, tZERO agreed to sell and issue shares of its Series B Preferred Stock to Intercontinental Exchange, Inc. (an unrelated third party and owner of the New York Stock Exchange), Medici Ventures, L.P., Overstock, and others under a Series B Preferred Stock Purchase Agreement. Following our contribution of $15 million and the contributions of the other investors, our direct equity interest in tZERO will be reduced from approximately 40% to 34%. The Series B shares were purchased at a price per share lower than the fair value per share of our common shares at December 31, 2021. An estimate cannot be made of the financial impact of this transaction on the carrying amount of our common shares as valuation procedures have not been completed.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions / (Other Additions)	Balance at End of Year
Year ended December 31, 2021
Deferred tax valuation allowance (1)	$134,305	$(77,090)	$45,831	$11,384
Allowance for sales returns	19,190	237,622	242,889	13,923
Allowance for doubtful accounts	1,417	1,012	—	2,429
Year ended December 31, 2020
Deferred tax valuation allowance (1)	$146,856	$(13,066)	$(515)	$134,305
Allowance for sales returns	11,106	204,810	196,726	19,190
Allowance for doubtful accounts	2,443	1,008	2,034	1,417
Year ended December 31, 2019
Deferred tax valuation allowance (1)	$114,523	$32,333	$—	$146,856
Allowance for sales returns	15,261	117,039	121,194	11,106
Allowance for doubtful accounts	2,095	634	286	2,443
___________________________________________
(1) — Amounts contain continuing and discontinued operations

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
Changes in Disclosure Controls and Procedures and Internal Control over Financing Reporting
During the quarter ended December 31, 2021, we evaluated and enhanced the design of existing internal controls supporting the valuation of our equity method securities. Except for these enhancements, there were no other changes in either our disclosure controls and procedures or our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting. We have not experienced any material impact to our disclosure controls and procedures or our internal controls over financial reporting despite the fact that most of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Overstock.com, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Overstock.com, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2022

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I under "Business—Executive Officers of the Registrant." Information required by Item 10 of Part III regarding our Board of Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be included in our definitive proxy statement for our 2022 annual meeting of stockholders and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the 1934 Act will be set forth in our definitive proxy statement for our 2022 annual meeting of stockholders and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2022 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth herein, the information required by this Item is incorporated by reference to our definitive proxy statement for the 2022 annual meeting of stockholders.
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

Options granted under the Plan generally expire at the end of ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over four years from the grant date. We have not granted compensatory stock options since 2008, and at December 31, 2021, no options were outstanding under the Plan.

Restricted stock units granted in 2021, 2020, and 2019 vest over three years at 33.3% at the end of each of the first, second and third year. In addition to our traditional equity awards, during the year ended December 31, 2020, we granted 502,765 restricted stock awards which vest over a one-year period. Each restricted stock unit represents the right to one share of common stock upon vesting.

The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2021		2020		2019
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	639	$17.98	1,051	$26.22	559	$44.08
Granted at fair value	415	92.29	484	10.39	982	17.80
Vested	(294)	24.88	(710)	23.58	(270)	34.92
Forfeited	(97)	52.26	(186)	23.43	(220)	23.36
Outstanding—end of year	663	$56.37	639	$17.98	1,051	$26.22

At December 31, 2021, 1.7 million shares of stock remained available for future grants under the Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2022 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Salt Lake City, Utah, Auditor Firm ID: 185.

The information required by this Item is incorporated by reference to our definitive proxy statement for the 2022 annual meeting of stockholders.

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
(3) Exhibits:
See exhibits listed under Part (b) below.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49799	3.1	July 29, 2014

3.2	Amended and Restated Bylaws	10-Q	000-49799	3.1	May 4, 2017

3.3	Certificate of Elimination for Blockchain Voting Series A Preferred Stock of Overstock.com, Inc.	8-K	000-49799	3.2	July 30, 2019

3.4	Amended and Restated Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc.	10-Q	000-49799	3.1	May 7, 2020

3.5	Amended and Restated Certificate of Designation for the Voting Series B Preferred Stock of Overstock.com, Inc.	10-Q	000-49799	3.2	May 7, 2020

4.1	Form of specimen common stock certificate	S-1/A	333-83728	4.1	May 6, 2002

4.2	Form of Stock Certificate for Voting Series B Preferred Stock	8-K	000-49799	4.2	November 14, 2016

4.3	Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc. (see Exhibit 3.4)

4.4	Certificate of Designation for the Voting Series B Preferred Stock of Overstock.com, Inc. (see Exhibit 3.5)

4.5	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	000-49799	4.5	February 26, 2021

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6(a)	Registration Rights Agreement dated December 15, 2016 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and as representative of each of the Participating Affiliates (as defined therein)	8-K	000-49799	4.1	December 15, 2016

4.7	Form of Participating Affiliate Agreement (included in Exhibit 4.3)

4.8(a)	Amendment No. 1 to Registration Rights Agreement effective March 10, 2017 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and in his representative capacity	10-Q	000-49799	4.2	May 4, 2017

4.9(a)	Amendment No. 2 to Registration Rights Agreement effective June 10, 2017 by and among Overstock.com, Inc. and Patrick M. Byrne, individually and in his representative capacity	10-Q	000-49799	4.1	August 3, 2017

10.1(a)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers	10-K	000-49799	10.1	March 18, 2019

10.2(a)	Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan	10-K	000-49799	10.2	February 26, 2021

10.3(a)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan	10-K	000-49799	10.12	February 21, 2013

10.4(a)	tZERO Group, Inc. 2017 Equity Incentive Plan, as amended through June 1, 2020	10-Q	000-49799	10.5	August 6, 2020

10.5(a)	Form of Notice Grant under tZERO 2017 Equity Incentive Plan	10-K	000-49799	10.5	March 13, 2020

10.6(a)	Form of RSU Award Agreement for tZERO Group, Inc.	10-Q	000-49799	10.4	August 6, 2020

10.7(a)	Notice of Amendment to Stock Option Grant and Notice of Restricted Stock Unit Grant of tZERO Group, Inc.	10-Q	000-49799	10.6	August 6, 2020

10.8(a)	Medici Ventures, Inc. 2017 Stock Option Plan	8-K	000-49799	10.1	August 1, 2017

10.9(a)	Amendment No. 1 to the Medici Ventures, Inc. 2017 Stock Option Plan	8-K	000-49799	10.1	April 22, 2019
10.10(a)	Form of Notice of Grant under Medici Ventures 2017 Stock Option Plan	10-K	000-49799	10.36	March 18, 2019

10.11(a)	Medici Land Governance, Inc. 2019 Stock Option Plan	8-K	000-49799	10.1	May 6, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.12(a)	Summary of unwritten compensation arrangements with Non-Employee Directors	10-K	000-49799	10.16	March 18, 2019

10.13	Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	May 7, 2014

10.14	First Amendment dated July 29, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	August 6, 2014

10.15	Second Amendment dated September 3, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	September 8, 2014

10.16	Project Management Agreement dated May 5, 2014 between O.Com Land LLC and Gardner CMS, L.C.	8-K	000-49799	10.2	May 7, 2014

10.17	Purchase and Sale Agreement dated September 17, 2014 by and between the Redevelopment Agency of Midvale City and O.com Land LLC	8-K	000-49799	10.1	September 23, 2014

10.18	Lease Agreement dated October 24, 2014 between O.com Land, LLC and Overstock.com Inc.	8-K	000-49799	10.19	October 28, 2014

10.19(a)	Summary of Unwritten Compensation Arrangements Applicable to Non-Employee Directors of Overstock.com, Inc.	10-K	000-49799	10.16	March 13, 2020

10.20	Amended and Restated Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as agent, dated June 26, 2020	8-K	000-49799	1.1	June 29, 2020

10.21(a)	Stockholders Agreement dated September 21, 2018 by and among Medici Land Governance, Inc., Medici Ventures, Inc. and Patrick M. Byrne	8-K	000-49799	10.1	September 26, 2018

10.22(a)	Notice of Stock Option Grant effective May 21, 2018 dated June 6, 2018 between t0.com, Inc. and Saum Noursalehi	10-Q	000-49799	10.2	August 9, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23(a)	Summary of unwritten compensation arrangement with Saum Noursalehi	10-Q	000-49799	10.4	August 9, 2018

10.24(a)	Offer letter dated April 1, 2018 from Overstock.com, Inc. to Gregory J. Iverson	10-Q	000-49799	10.5	August 9, 2018

10.25(a)	Omnibus Amendment to Option Grant Agreements under tZERO 2017 Equity Incentive Plan, dated November 25, 2019	10-K	000-49799	10.24	March 13, 2020

10.26	Loan Agreement by and between Peace Coliseum, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020	8-K	000-49799	10.1	March 12, 2020

10.27	Mezzanine Loan Agreement by and between Peace Coliseum Mezzanine, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020	8-K	000-49799	10.2	March 12, 2020

10.28	Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020	8-K	000-49799	10.3	March 12, 2020

10.29	Mezzanine Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020	8-K	000-49799	10.4	March 12, 2020

10.30(a)	Form of Executive Retention Agreement	8-K	000-49799	10.1	April 17, 2020

10.31	Transaction Agreement, dated as of January 25, 2021, by and among Overstock.com, Inc., Medici Ventures, Inc., Pelion MV GP, L.L.C. and Pelion, Inc., as guarantor	8-K	000-49799	10.1	January 25, 2021

10.32	First Amendment, dated August 30, 2021, to the Medici Ventures, L.P. Limited Partnership Agreement, dated April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C.	10-Q	000-49799	10.1	November 4, 2021

10.33	Medici Ventures, L.P. Limited Partnership Agreement, dated as of April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C.	8-K	000-49799	10.1	April 26, 2021

10.34	Overstock.com, Inc. 2021 Employee Stock Purchase Plan	DEF 14A	000-49799	Annex A	March 25, 2021

21	Subsidiaries of the Registrant					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm					X

24	Powers of Attorney (see signature page)

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

99.1	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2021					X

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020, and 2019; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2021, 2020, and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019; and (vi) Notes to Consolidated Financial Statements

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101)
__________________________________________
(a)Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

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

Signature	Title	Date

/s/ JONATHAN E. JOHNSON III	Chief Executive Officer and Director (Principal Executive Officer)	2/25/2022
Jonathan E. Johnson III

/s/ ALLISON H. ABRAHAM	Chairwoman of the Board	2/25/2022
Allison H. Abraham

/s/ ADRIANNE B. LEE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	2/25/2022
Adrianne B. Lee

/s/ BARCLAY F. CORBUS	Director	2/25/2022
Barclay F. Corbus

/s/ JOSEPH J. TABACCO, JR.	Director	2/25/2022
Joseph J. Tabacco, Jr.

/s/ ROBERT J. SHAPIRO	Director	2/25/2022
Robert J. Shapiro

/s/ BARBARA H. MESSING	Director	2/25/2022
Barbara H. Messing

/s/ WILLIAM B. NETTLES, JR.	Director	2/25/2022
William B. Nettles, Jr.