Form 10-Q
period 2022-03-31
OVERSTOCK.COM, INC
filed 2022-05-04
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022

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

42,720,199 shares of the registrant's common stock, par value $0.0001, are outstanding on April 29, 2022.

OVERSTOCK.COM, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2022

Special Cautionary Note Regarding Forward-Looking Statements
This Report on Form 10-Q and the documents incorporated herein by reference, and our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of the federal securities laws. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. You can find many of these statements by looking for words such as "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "continue," "contemplate," "seek," "assume," "believe," "intend," "plan," "forecast," "goal," "estimate," or other similar expressions which identify these forward-looking statements.

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

Actual events or results may differ materially from those contemplated by our forward-looking statements for a variety of reasons, including among others:

•any difficulties we may encounter as a result of our reliance on third-parties that we do not control for the performance of critical functions material to our business, such as carriers and fulfillment partners;
•any inability to compete successfully against existing or future competitors or to effectively market our business and generate customer traffic;
•any downturn in the U.S. housing industry or other changes in U.S. and global economic conditions or U.S. consumer spending;
•any negative business impacts associated with our strategy to exit from non-home categories;
•any inability to attract and/or retain key personnel;
•any inability to generate and maintain unpaid natural traffic to our Website;
•the impact that the ongoing COVID-19 pandemic, or other wide-spread disease or illness, may have on our business and the industries in which we operate, including the impact that a substantial portion of our workforce is working remotely, and any impacts related to the pandemic our business may experience at such time as the pandemic or impacts related thereto continue to subside;
•our exposure to cyber security risks, risks of data loss and other security breaches;
•the risk that the amount of deferred tax assets we consider realizable could be reduced if estimates of future taxable income during the carryforward period are reduced;
•any increases in the price of importing into the U.S. or transporting to our customers the types of merchandise we sell or other supply chain challenges that limit our ability to deliver merchandise to our customers in a timely manner;
•increasing inflation;
•the impact that any litigation, claims, or regulatory matters could have on our business, financial condition, results of operations, and cash flows;
•any inability to convert new customers into repeat customers or maintain increased sales volumes, in particular as the pandemic continues to subside;
•negative global economic consequences of the increasing tensions between the United States and Russia, and other effects of the ongoing conflict in Ukraine;
•the impact that any government policies, mandates, or regulations, including those created in response to COVID-19, the climate, or taxes, could have on our business;
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

•any strategic transactions, restructurings or other changes that we undertake and that prove to be detrimental to our business;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$493,261	$503,341
Restricted cash	217	25
Accounts receivable, net of allowance for credit losses of $2,772 and $2,429	23,749	21,190
Inventories	5,419	5,137
Prepaids and other current assets	21,159	22,097
Total current assets	543,805	551,790
Property and equipment, net	108,454	109,479
Deferred tax assets, net	39,076	40,035
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $115,306 and $102,529	352,833	342,682
Operating lease right-of-use assets	11,265	12,584
Other long-term assets, net	2,852	3,236
Total assets	$1,064,445	$1,065,966
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$106,380	$102,293
Accrued liabilities	107,909	101,902
Unearned revenue	61,421	59,387
Operating lease liabilities, current	5,478	5,402
Other current liabilities	3,388	3,349
Total current liabilities	284,576	272,333
Long-term debt, net	37,117	37,984
Operating lease liabilities, non-current	6,555	7,960
Other long-term liabilities	3,587	3,303
Total liabilities	331,835	321,580
Commitments and contingencies (Note 9)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	March 31, 2022	December 31, 2021
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A-1, issued shares - 4,204 and 4,204
Series A-1, outstanding shares - 4,198 and 4,204	—	—
Series B, issued and outstanding - 357 and 357	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 46,910 and 46,625
Outstanding shares - 42,720 and 43,023	4	4
Additional paid-in capital	967,073	960,544
Accumulated deficit	(126,467)	(136,590)
Accumulated other comprehensive loss	(533)	(537)
Treasury stock at cost - 4,196 and 3,602	(107,467)	(79,035)
Total stockholders' equity	732,610	744,386
Total liabilities and stockholders' equity	$1,064,445	$1,065,966

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Net revenue	$536,037	$659,861
Cost of goods sold	410,825	506,337
Gross profit	125,212	153,524
Operating expenses
Sales and marketing	58,513	73,538
Technology	32,989	30,523
General and administrative	21,256	22,871
Total operating expenses	112,758	126,932
Operating income	12,454	26,592
Interest expense, net	(125)	(155)
Other expense, net	(114)	(226)
Income from continuing operations before income taxes	12,215	26,211
Provision for income taxes	2,092	193
Income from continuing operations	10,123	26,018
Loss from discontinued operations, net of income taxes	—	(10,126)
Consolidated net income	$10,123	$15,892
Less: Net loss attributable to noncontrolling interests—discontinued operations	—	(201)
Net income attributable to stockholders of Overstock.com, Inc.	$10,123	$16,093
Consolidated net income per share of common stock:
Net income (loss) attributable to common shares—basic
Continuing operations	$0.21	$0.57
Discontinued operations	—	(0.23)
Total	$0.21	$0.34
Net income (loss) attributable to common shares—diluted
Continuing operations	$0.21	$0.56
Discontinued operations	—	(0.23)
Total	$0.21	$0.33
Weighted average shares of common stock outstanding:
Basic	43,052	42,885
Diluted	43,282	43,320

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2022	2021
Consolidated net income	$10,123	$15,892
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0 and $0	4	4
Other comprehensive income	4	4
Comprehensive income	10,127	15,896
Less: Comprehensive loss attributable to noncontrolling interests—discontinued operations	—	(201)
Comprehensive income attributable to stockholders of Overstock.com, Inc.	$10,127	$16,097

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended March 31,
	2022	2021
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of period	46,625	46,331
Common stock issued upon vesting of restricted stock	243	258
Common stock issued for ESPP purchases	42	—
Balance at end of period	46,910	46,589
Shares of treasury stock
Balance at beginning of period	3,602	3,563
Repurchases of common stock	517	—
Tax withholding upon vesting of restricted stock	71	73
Sale of treasury stock	—	(47)
Balance at end of period	4,190	3,589
Total shares of common stock outstanding	42,720	43,000
Common stock	$4	$4

Shares of Series A-1 preferred shares issued	4,204	4,204
Shares of treasury stock
Balance at beginning of period	—	—
Repurchases of shares	6	—
Balance at end of period	6	—
Total number of shares of Series A-1 preferred shares outstanding	4,198	4,204
Number of Series B preferred shares issued and outstanding	357	357
Preferred stock	$—	$—

Additional paid-in capital
Balance at beginning of period	$960,544	$970,873
Stock-based compensation to employees and directors	4,639	2,771
Common stock issued for ESPP purchases	1,890	—
Sale of treasury stock	—	2,726
Subsidiary equity award tender offer	—	(2,130)
Change in noncontrolling interest ownership	—	(22,625)
Balance at end of period	$967,073	$951,615
Accumulated deficit
Balance at beginning of period	$(136,590)	$(525,233)
Net income attributable to stockholders of Overstock.com, Inc.	10,123	16,093
Balance at end of period	$(126,467)	$(509,140)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended March 31,
	2022	2021
Accumulated other comprehensive loss
Balance at beginning of period	$(537)	$(553)
Net other comprehensive income	4	4
Balance at end of period	$(533)	$(549)
Treasury stock
Balance at beginning of period	$(79,035)	$(71,399)
Repurchases of common stock and Series A-1 preferred shares	(25,165)	—
Tax withholding upon vesting of employee stock awards	(3,267)	(7,292)
Sale of treasury stock	—	643
Balance at end of period	(107,467)	(78,048)
Total equity attributable to stockholders of Overstock.com, Inc.	$732,610	$363,882

Equity attributable to noncontrolling interests
Balance at beginning of period	$—	$62,634
Net loss attributable to noncontrolling interests	—	(201)
Change in noncontrolling interest ownership	—	22,625
Total equity attributable to noncontrolling interests	$—	$85,058

Total stockholders' equity	$732,610	$448,940

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$10,123	$15,892
Loss from discontinued operations, net of income taxes	—	10,126
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	4,307	5,146
Non-cash operating lease cost	1,319	1,320
Stock-based compensation to employees and directors	4,639	2,305
Decrease in deferred income taxes, net	959	1
Loss from equity method securities	299	—
Other non-cash adjustments	(123)	637
Changes in operating assets and liabilities:
Accounts receivable, net	(2,559)	(15,651)
Inventories	(282)	(468)
Prepaids and other current assets	1,604	447
Other long-term assets, net	(307)	(448)
Accounts payable	4,339	25,589
Accrued liabilities	7,886	6,693
Unearned revenue	2,034	24,143
Operating lease liabilities	(1,329)	(1,379)
Other long-term liabilities	284	(269)
Net cash provided by continuing operating activities	33,193	74,084
Net cash used in discontinued operating activities	—	(12,353)
Net cash provided by operating activities	33,193	61,731
Cash flows from investing activities:
Purchase of equity securities	(11,420)	—
Capital distribution from investment	1,162	—
Expenditures for property and equipment	(3,256)	(2,395)
Other investing activities, net	(281)	(367)
Net cash used in continuing investing activities	(13,795)	(2,762)
Net cash provided by discontinued investing activities	—	5,737
Net cash provided by (used in) investing activities	(13,795)	2,975

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three months ended March 31,
	2022	2021
Cash flows from financing activities:
Repurchase of shares	(25,165)	—
Payments on long-term debt	(854)	(551)
Payments of taxes withheld upon vesting of employee stock awards	(3,267)	(7,292)
Other financing activities, net	—	(1)
Net cash used in continuing financing activities	(29,286)	(7,844)
Net cash provided by discontinued financing activities	—	2,085
Net cash used in financing activities	(29,286)	(5,759)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,888)	58,947
Cash, cash equivalents, and restricted cash, beginning of period, inclusive of cash balances of discontinued operations	503,366	519,181
Cash, cash equivalents, and restricted cash, end of period, inclusive of cash balances of discontinued operations	493,478	578,128
Less: Cash, cash equivalents, and restricted cash of discontinued operations	—	42,120
Cash, cash equivalents, and restricted cash, end of period	$493,478	$536,008

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Overstock.com, Inc. is a leading e-commerce retailer and technology company that sells furniture and home furnishings at a smart value. The online shopping site offers a wide selection of quality furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. Overstock.com, which receives tens of millions of visits per month, provides customers access to millions of products from third-party partners. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise. As used herein, the term "Website" refers to the Company's internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com and the Company's mobile app.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our significant accounting policies disclosed in Note 2—Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

On April 23, 2021, we entered into an agreement with Pelion MV GP, L.L.C. ("Pelion"), pursuant to which Pelion acquired control over Medici Ventures Inc. ("Medici Ventures") and its blockchain assets. Accordingly, we deconsolidated both Medici Ventures and tZERO Group, Inc.'s ("tZERO") consolidated net assets and noncontrolling interest from our consolidated financial statements and results beginning on April 23, 2021, the date that control ceased. These entities met the criteria to be reported as held for sale and discontinued operations as of March 31, 2021 and their operating results for the periods prior to deconsolidation have been reflected in our consolidated statements of income as discontinued operations for all periods presented.

We operate as a single segment that includes all of our continuing operations, which primarily consists of amounts earned through e-commerce product sales through our Website. All corporate support costs (administrative functions such as finance, human resources, and legal) are allocated to our single reportable segment. Substantially all of our revenues are attributable to customers in the United States. Substantially all our property and equipment are located in the United States.

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

Our estimates involve, among other items, forecasted revenues, sales volume, pricing, cost and availability of inventory, cost and availability of labor supply, consumer demand and spending habits, and the continued operations of our supply chain and logistics network. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, the variability of these factors depends on a number of factors, including uncertainty associated with macroeconomic conditions, such as the ongoing COVID-19 pandemic, supply chain challenges, inflation, rising interest rates, or the current conflict between Russia and Ukraine, how long these conditions will persist, what additional regulations may be introduced or reintroduced by governments or private parties or what effect any such additional regulations may have on our business and thus our accounting estimates may change from period to period. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

3. DISCONTINUED OPERATIONS

On January 25, 2021, we entered into an agreement with Medici Ventures, Pelion, and Pelion, Inc., pursuant to which Medici Ventures converted to a Delaware limited partnership (the "Partnership") and Pelion became the sole general partner of the Partnership, and we became the limited partner of the Partnership. The term of the Partnership is eight years. A tZERO debt conversion was completed during the quarter ended March 31, 2021, following which Medici Ventures and Overstock held approximately 42% and 41%, respectively, of tZERO's outstanding common stock. On April 23, 2021, we entered into the Limited Partnership Agreement with Pelion, pursuant to which Pelion became the sole general partner, holding a 1% equity interest in the Partnership, and Overstock became a limited partner, holding a 99% equity interest in the Partnership. Our retained equity interest in these entities are classified as equity method securities as we are deemed to have significant influence, but not control, over these entities through holding more than a 20% interest in the entity. See Note 6—Equity Securities for further information.

Results of discontinued operations through the transaction date were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Net revenue	$—	$15,592
Cost of goods sold	—	12,391
Gross profit	—	3,201
Operating expenses
Technology	—	6,556
Selling, general, and administrative	—	11,425
Total operating expenses	—	17,981
Operating loss from discontinued operations	—	(14,780)
Interest income, net	—	187
Other income, net	—	4,479
Loss from discontinued operations before income taxes	—	(10,114)
Provision for income taxes	—	12
Net loss from discontinued operations	$—	$(10,126)
Less: Net loss attributable to noncontrolling interests from discontinued operations	—	(201)
Net loss from discontinued operations attributable to stockholders of Overstock.com, Inc.	$—	$(9,925)

4. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market mutual funds	$—	$—	$—	$—
Equity securities, at fair value	115,306	366	—	114,940
Trading securities held in a "rabbi trust" (1)	226	226	—	—
Total assets	$115,532	$592	$—	$114,940
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$231	$231	$—	$—
Total liabilities	$231	$231	$—	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market mutual funds	$—	$—	$—	$—
Equity securities, at fair value	102,529	174	—	102,355
Trading securities held in a "rabbi trust" (1)	179	179	—	—
Total assets	$102,708	$353	$—	$102,355
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$188	$188	$—	$—
Total liabilities	$188	$188	$—	$—
 ___________________________________________
(1)    — Trading securities held in a rabbi trust are included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.
(2)    — Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

The following table provides activity for our Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2020	$—
Increase due to acquisition of Level 3 investments	99,723
Increase in fair value of Level 3 investments	2,632
Level 3 investments at December 31, 2021	102,355
Increase due to acquisition of Level 3 investments	11,420
Increase in fair value of Level 3 investments	1,165
Level 3 investments at March 31, 2022	$114,940

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Computer hardware and software, including internal-use software and website development	$227,512	$225,256
Building	69,339	69,293
Furniture and equipment	12,408	12,067
Land	12,781	12,781
Leasehold improvements	2,579	2,601
Building machinery and equipment	9,809	9,809
Land improvements	7,025	7,025
	341,453	338,832
Less: accumulated depreciation	(232,999)	(229,353)
Total property and equipment, net	$108,454	$109,479

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended March 31,
	2022	2021
Capitalized internal-use software and website development	$1,769	$1,705
Depreciation of internal-use software and website development	1,726	1,808

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of income as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cost of goods sold	$167	$154
Technology	3,200	3,875
General and administrative	919	1,094
Total depreciation	$4,286	$5,123

6. EQUITY SECURITIES

Our equity securities accounted for under the equity method under ASC 323 include equity securities in which we can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity. During the period ended March 31, 2022, we committed to invest an aggregate of an additional $15 million in tZERO through their Series B financing round led by the Intercontinental Exchange. $7.5 million of our investment in tZERO was funded during the period ended March 31, 2022 but the remaining $7.5 million was not yet funded during such period. We also invested $3.9 million in SpeedRoute, LLC, a former subsidiary of tZERO, which provides connectivity to tZERO's registered broker-dealer clients to U.S. equity exchanges and off-exchange sources of liquidity. The following table includes our equity securities accounted for under the equity method and related ownership interest as of March 31, 2022:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	31%
SpeedRoute, LLC	49%

The carrying amount of our equity method securities was $352.5 million at March 31, 2022, which is included in Equity securities on our consolidated balance sheets, of which, $114.9 million is valued under the fair value option (tZERO and SpeedRoute, LLC). These investments are valued using Level 3 inputs, which represents 99.5% of assets measured at fair value. For our investments in Medici Ventures, L.P., tZERO, and SpeedRoute there is no difference in the carrying amount of the assets and liabilities and our maximum exposure to loss, and there is no difference between the carrying amount of our investment in Medici Ventures, L.P. and the amount of underlying equity we have in the entity's net assets.

The following table summarizes the net income recognized on equity method securities recorded in Other expense, net in our consolidated statements of income for the three months ended March 31, 2022 (in thousands):

Three months ended March 31,
2022
Net loss recognized on our proportionate share of the net loss of our equity method securities	$(1,464)
Increase in fair value of equity method securities held under fair value option	1,165

Regulation S-X Rule 10-01(b)(1)

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered "significant subsidiaries". Summarized income statement information of an equity method investee is required in an interim report if the significance criteria are met as defined under SEC guidance. For the period ended March 31, 2022, this threshold was met for the Company's equity investment in tZERO.

The following is unaudited summarized financial information for tZERO (in thousands):

Three months ended March 31,
Results of Operations	2022
Revenues	$740
Pre-tax loss	(5,380)
Net loss	(4,380)

7. BORROWINGS

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

As of March 31, 2022, the total outstanding debt on these loans was $40.5 million, net of $478,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $3.4 million.

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

8. LEASES

We have operating leases for warehouses, office space, and data centers. Our leases have remaining lease terms of one year to six years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year.

The components of lease expenses were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Operating lease cost	$1,509	$2,141
Variable lease cost	498	388

The following table provides a summary of other information related to leases (in thousands):

	Three months ended March 31,
	2022	2021
Cash payments included in operating cash flows from lease arrangements	$1,550	$2,158
Derecognition of right-of-use assets due to reassessment of lease term	—	527

The following table provides supplemental balance sheet information related to leases:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term—operating leases	2.52 years	2.72 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of March 31, 2022, are as follows (in thousands):

Payments due by period	Amount
2022 (Remainder)	$4,626
2023	4,805
2024	2,773
2025	665
2026	250
Thereafter	83
Total lease payments	13,202
Less interest	1,169
Present value of lease liabilities	$12,033

9. COMMITMENTS AND CONTINGENCIES

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

As previously disclosed, in October 2019, we received a subpoena from the SEC requiring us to produce documents and other information related to the Series A-1 Preferred stock dividend we announced to stockholders in June 2019 and requesting copies of 10b5-1 plans entered into by certain officers and directors. In December 2019, we received a subpoena from the SEC requesting our insider trading policies and certain employment and consulting agreements. We also received requests from the SEC for our communications with our former Chief Executive Officer and Director, Patrick Byrne, and the matters referenced in the December 2019 subpoenas. In January 2021, we received a subpoena from the SEC requesting information regarding our retail guidance in 2019 and certain communications with current and former executives, board members, and investors. We continue to cooperate with the SEC on these matters.

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former Chief Executive Officer and former Chief Financial Officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), and Section 20A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming us and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our President, our former Chief Executive Officer, and our former Chief Financial Officer. We filed a motion to dismiss and, on September 28, 2020, the court granted our motion and entered judgment in our favor. The plaintiffs filed a motion to amend their complaint on October 23, 2020 and filed a notice of appeal on October 26, 2020. The United States District Court of Utah granted the plaintiffs' motion to amend their complaint on January 6, 2021 and the Tenth Circuit Court dismissed the plaintiffs' appeal on January 8, 2021. The plaintiffs filed their amended complaint on January 11, 2021. We filed a motion to dismiss plaintiffs' amended complaint, and on September 20, 2021, the court granted our motion and entered judgment in our favor. On October 18, 2021, the plaintiffs filed a Notice of Appeal, appealing the ruling of the district court to the United States Court of Appeals for the Tenth Circuit. The plaintiffs filed their opening brief in the Tenth Circuit on January 26, 2022. We filed a responsive appellate brief on March 30, 2022. The plaintiffs' reply appellate brief was filed on April 20, 2022. The Tenth Circuit has not yet scheduled oral argument on the plaintiffs' appeal. No estimates of the possible losses or range of losses can be made at this time. We intend to continue to vigorously defend this consolidated action.

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

On April 23, 2020, a putative class action lawsuit was filed against us in the Circuit Court of the County of St. Louis, State of Missouri, alleging that we over-collected taxes on products sold into the state of Missouri. We removed the case to United States District Court, Eastern District of Missouri on May 22, 2020, and on February 9, 2021, the case against us was dismissed. On March 1, 2021, a putative class action lawsuit was filed against us in the Circuit Court of the County of St. Louis, State of Missouri, alleging similar allegations to the April 23, 2020 putative class action lawsuit that was dismissed, that we over-collected taxes on products sold into the state of Missouri. We filed a motion to compel arbitration, which was denied on October 13, 2021. We filed a motion to dismiss, which was denied on March 16, 2022. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend this action.

We establish liabilities when a particular contingency is probable and estimable. At March 31, 2022 and December 31, 2021, we have accrued $63,000 and $165,000, respectively, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

10. INDEMNIFICATIONS AND GUARANTEES

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

JonesTrading Sales Agreement

Our Amended and Restated Capital on DemandTM Sales Agreement (the "Sales Agreement"), dated June 26, 2020 with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"), provides that we may conduct "at the market" sales of our common stock. Under the Sales Agreement, JonesTrading and D.A. Davidson, acting as our agents, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. For the three months ended March 31, 2022 and 2021, we did not sell any shares of our common stock pursuant to the Sales Agreement. As of March 31, 2022, we had $150.0 million available under our "at the market" sales program.

Common and Preferred Stock Repurchase Program

On August 17, 2021, we announced that our Board of Directors had approved a stock repurchase program (the “Repurchase Program”), pursuant to which we may, from time to time, purchase shares of our outstanding common stock for an aggregate repurchase price not to exceed $100.0 million at any time through December 31, 2023. On March 9, 2022, we announced that our Board of Directors had expanded the Repurchase Program to permit us, from time to time, to purchase outstanding shares of our Digital Voting Series A-1 Preferred Stock and/or our Voting Series B Preferred Stock, in addition to outstanding shares of our common stock. Repurchases under the Repurchase Program may be effected through open market purchases. The Repurchase Committee designated by the Board of Directors will determine the actual timing, number, and value of any shares repurchased under the Repurchase Program in its discretion using factors including, but not limited to, our stock price and trading volume, general market conditions, and the ongoing assessment of our capital needs. There is no assurance of the number or aggregate price of any shares that we will ultimately repurchase under the Repurchase Program, which may be extended, suspended, or terminated at any time by the Board of Directors. During the three months ended March 31, 2022, we repurchased $24.9 million of our common stock and $256,000 of our Series A-1 preferred stock under the Repurchase Program at average prices of $48.18 and $45.24 per share, respectively.

12. STOCK-BASED AWARDS

We have equity incentive and compensatory plans that provide for the grant to employees and board members of stock-based awards, including restricted stock, and provide employees the ability to purchase shares of our common stock through an employee stock purchase plan. Employee accounting applies to equity incentives and compensation granted by the Company to its own employees.

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of income as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cost of goods sold	$54	$11
Sales and marketing	345	257
Technology	1,840	657
General and administrative	2,400	1,380
Total stock-based compensation	$4,639	$2,305

When an award is forfeited prior to the vesting date, we recognize an adjustment for the previously recognized expense in the period of the forfeiture.

Overstock restricted stock awards

The Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan (the "Plan") provides for the grant of incentive stock options to employees and directors of the Company, and restricted stock units and other types of equity awards of the Company. These restricted stock awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.4% at the end of the third year, subject to the recipient's continuing service to us.

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

The following table summarizes restricted stock award activity during the three months ended March 31, 2022 (in thousands, except per share data):

	Three months ended March 31, 2022
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	663	$56.37
Granted at fair value	482	46.12
Vested	(243)	38.21
Forfeited	(20)	70.04
Outstanding—end of period	882	$55.48

Employee Stock Purchase Plan

 On February 4, 2021 and May 13, 2021, our Board of Directors and stockholders, respectively, approved the Overstock.com, Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The 2021 ESPP grants our eligible employees a right to purchase shares of our common stock at a discount through payroll deductions of up to 25% of eligible compensation, subject to a cap of $21,250 in any calendar year. The 2021 ESPP provides for consecutive 24-month offering periods beginning March 1 and September 1 of each year. Each offering period shall consist of four consecutive six-month purchase periods. The first offering period under the 2021 ESPP commenced on September 1, 2021, with the first purchase date occurring on February 28, 2022.

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

The maximum number of shares of common stock that may be issued under the 2021 ESPP in aggregate is 3.0 million shares. During the three months ended March 31, 2022, 41,918 shares were purchased at an average purchase price per share of $48.37. At March 31, 2022, approximately 3.0 million shares of common stock remained available under the ESPP.

The 2021 ESPP is considered a compensatory plan and the fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model and expense will be recognized straight-line over the 24-month offering period. For the three months ended March 31, 2022, we recognized $627,000 in share-based compensation expense related to the 2021 ESPP, which is included in the stock compensation expense table above combined with the expense associated with our restricted stock units.

13. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2020	$72,165
Increase due to deferral of revenue at period end	51,384
Decrease due to beginning contract liabilities recognized as revenue	(64,162)
Unearned revenue at December 31, 2021	59,387
Increase due to deferral of revenue at period end	41,623
Decrease due to beginning contract liabilities recognized as revenue	(39,589)
Unearned revenue at March 31, 2022	$61,421

Our total unearned revenue related to outstanding Club O Reward dollars was $10.8 million and $10.0 million at March 31, 2022 and December 31, 2021, respectively. Breakage income related to Club O Reward dollars and gift cards is recognized in Net revenue in our consolidated statements of income. Breakage included in revenue was $1.1 million and $1.4 million for the three months ended March 31, 2022 and 2021. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2020	$19,190
Additions to the allowance	237,622
Deductions from the allowance	(242,889)
Allowance for returns at December 31, 2021	13,923
Additions to the allowance	42,460
Deductions from the allowance	(42,166)
Allowance for returns at March 31, 2022	$14,217

14. NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2022	2021
Numerator:
Income from continuing operations	$10,123	$26,018
Less: Preferred stock dividends—declared and accumulated	182	182
Undistributed income from continuing operations	9,941	25,836
Less: Undistributed income allocated to participating securities	952	1,529
Net income from continuing operations attributable to common stockholders	$8,989	$24,307

Loss from discontinued operations	$—	$(9,925)
Net income attributable to common stockholders	$8,989	$14,382

Denominator:
Weighted average shares of common stock outstanding—basic	43,052	42,885
Effect of dilutive securities:
Restricted stock awards	230	435
Weighted average shares of common stock outstanding—diluted	43,282	43,320

Net income from continuing operations per share of common stock:
Basic	$0.21	$0.57
Diluted	$0.21	$0.56
Net loss from discontinued operations per share of common stock:
Basic	$—	$(0.23)
Diluted	$—	$(0.23)
Net income per share of common stock:
Basic	$0.21	$0.34
Diluted	$0.21	$0.33

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2022	2021
Restricted stock units	506	284
Employee stock purchase plan	64	—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. The statements in this section regarding industry outlook, our expectations regarding the performance of our business and any other non-historical statements are forward-looking statements. Our actual results may differ materially from those contained in or implied by any forward-looking statements contained herein. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Special Cautionary Note Regarding Forward Looking Statements" and in Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q. You should read the following discussion together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part I, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

We are an online retailer and technology company. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Overview

Overstock provides furniture and home furnishings to assist consumers in creating "Dream Homes for All," particularly for our target customers—consumers who seek smart value on quality, stylish merchandise at competitive prices, and who want an easy shopping experience. We believe that the furniture and home furnishings market, which is highly fragmented and has traditionally been served by brick-and-mortar stores, will continue transitioning to online sales as consumers become increasingly comfortable shopping online. Additionally, the COVID-19 pandemic accelerated consumer migration to online shopping. We regularly update our product assortment to meet the evolving preferences of our customers and current trends. Our products include furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. We sell our products and services primarily through our internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com (referred to collectively as the "Website") and through our mobile app. Nearly all of our retail sales through our Website were from transactions in which we fulfilled orders through our network of manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. Our warehouses primarily fulfill orders from direct sales of our partners' owned inventory, including some customer returns of partner products.

Strategies for our Business

Our business initiatives and objectives enable our long-term vision of "Dream Homes for All" by focusing on our three brand pillars: "Product Findability," "Smart Value," and "Easy Delivery and Support." These include increasing our home assortment to improve our brand association with home, making it easier for our customers to find and view a broad assortment of products, improving category management, increasing mobile app adoption, driving higher customer retention and brand loyalty, and optimizing our marketing spend to grow the Overstock brand. In addition to these key objectives, we are focusing on growing our Canadian customer base and market share by showcasing our unique brand pillars of "Smart Value", improving "Easy Delivery and Support" in Canada, and by growing our assortment for improved "Product Findability".

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

Executive Commentary

This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire "Management's Discussion and Analysis of Financial Condition and Results of Operations," our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere or incorporated in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read "Special Cautionary Note Regarding Forward-Looking Statements."

Revenue decreased 18.8% for the three months ended March 31, 2022, compared to the same period in 2021. This decrease was primarily due to a 33% decrease in the number of customer orders, partially offset by a 21% increase in average order value driven by a continued strategic product mix shift into furniture and home furnishing categories. This decreased order activity was largely driven by tapering of the accelerated customer growth we experienced during the COVID-19 pandemic, macroeconomic and geopolitical factors impacting consumer sentiment, stimulus activity in 2021, and our strategy to exit non-home products.

Gross profit decreased 18.4% for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to lower sales and partially offset by an increase in gross margin. Gross margin increased to 23.4% for the three months ended March 31, 2022, compared to 23.3% for the same period in 2021, primarily due to operational improvements in returns and customer service, and increased advertising revenue. The increase was partially offset by a higher promotional discounting environment.

Sales and marketing expenses as a percentage of revenue decreased from 11.1% for the three months ended March 31, 2021 to 10.9% for the three months ended March 31, 2022, primarily due to decreased spending on paid keywords and broadcast media; partially offset by increased costs associated with paid listing advertisements.

Technology expenses totaled $33.0 million for the three months ended March 31, 2022, a $2.5 million increase compared to the three months ended March 31, 2021, primarily due to staff-related costs, including share-based compensation, to support strategic initiatives and increased cloud adoption.

General and administrative expenses decreased $1.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by reduced legal, consulting, and facilities-related expenses; partially offset by increased staff-related costs including share-based compensation.

Our consolidated cash and cash equivalents balance decreased from $503.3 million as of December 31, 2021, to $493.3 million as of March 31, 2022.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends, including the impact caused by the ongoing COVID-19 pandemic and other global developments such as the current conflict between Russia and Ukraine (including the related heightened geopolitical tensions and economic actions in response thereto by various countries), and their impact on our supply chain, customers, and employees. While we have no operations in or direct exposure to Russia or Ukraine, we believe the conflict between Russia and Ukraine combined with higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during the latter part of the first quarter of 2022. In addition, we have experienced increased employee turnover, inflation in product costs, higher wages, higher share-based compensation expenses, and higher energy costs, each at a higher rate than what we have experienced in recent years. However, we continue to work with our partners to limit price increases in response to higher costs and have been able to maintain gross margins relatively flat year over year.

Due to the uncertain and constantly evolving nature and extreme volatility created by these disruptions in the capital markets, we cannot currently predict the long-term impact of these events on our operations and financial results. Nevertheless, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021.

Net revenue, cost of goods sold, gross profit and gross margin

The following table reflects our net revenue, cost of goods sold, and gross profit for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Net revenue	$536,037	$659,861
Cost of goods sold
Product costs and other cost of goods sold	388,970	479,182
Fulfillment and related costs	21,855	27,155
Total cost of goods sold	410,825	506,337
Gross profit	$125,212	$153,524
Year-over-year percentage changes
Net revenue	(18.8)%
Gross profit	(18.4)%
Percent of total net revenue
Cost of goods sold
Product costs and other cost of goods sold	72.6%	72.6%
Fulfillment and related costs	4.1%	4.1%
Total cost of goods sold	76.6%	76.7%
Gross margin	23.4%	23.3%

The 18.8% decrease in net revenue for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to a 33% decrease in the number of customer orders, partially offset by a 21% increase in average order value driven by a continued product mix shift into home furniture categories. This decreased order activity was largely driven by tapering of the accelerated customer growth we experienced during the COVID-19 pandemic, macroeconomic and geopolitical factors impacting consumer sentiment, stimulus activity in 2021, and our non-home exit strategy.

We cannot estimate the impact that macroeconomic conditions, such as the ongoing COVID-19 pandemic, supply chain challenges, inflation, rising interest rates, or the current conflict between Russia and Ukraine will have on our business in the future due to the unpredictable nature of the ultimate development and duration of these conditions.

International net revenues were less than 1% of total net revenues for each of the three months ended March 31, 2022 and 2021.

Change in estimate of average transit times (days)

Our revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates, which can be further impacted by uncertainty, volatility, and any disruption to our carriers caused by certain macroeconomic conditions, such as the ongoing COVID-19 pandemic, supply chain challenges, inflation, or the current conflict between Russia and Ukraine.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes for the three months ended March 31, 2022 (in thousands):

	Three months ended March 31, 2022
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(17,739)	$(3,328)
1	$(12,239)	$(2,290)
As reported	As reported	As reported
-1	$7,219	$1,355
-2	$12,824	$2,407

Our overall gross margins fluctuate based on changes in supplier cost and/or sales price, including competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; and operational and fulfillment costs. Fulfillment and related costs include costs incurred to operate and staff our warehouses, including rent and depreciation expense associated with these facilities, costs to receive, inspect, pick, and prepare customer order for delivery, direct and indirect labor costs including payroll, payroll-related benefits, and stock-based compensation, merchant processing fees associated with customer payments made by credit cards and other payment methods and other variable fees, and customer service costs, all of which we include as costs in calculating gross margin. We believe that some companies in our industry, including some of our competitors, account for fulfillment and related costs within operating expenses, and therefore exclude fulfillment and related costs from gross margin. As a result, our gross margin may not be directly comparable to others in our industry.

Fulfillment and related costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third-party fulfillment services and warehouses, and our ability to effectively manage customer service costs and merchant fees. Fulfillment and related costs remained relatively consistent as a percentage of revenue during the three months ended March 31, 2022 as compared to the same period in 2021.

Gross margins for the past five quarterly periods and fiscal year ending 2021 were:

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	FY 2021	Q1 2022
Gross margin	23.3%	22.0%	22.7%	22.7%	22.6%	23.4%

Gross profit for the three months ended March 31, 2022 decreased 18.4% compared to the same period in 2021, due to lower sales and partially offset by an increase in gross margin. Gross margin increased to 23.4% for the three months ended March 31, 2022, compared to 23.3% for the same period in 2021, primarily due to operational efficiencies and partially offset by a higher promotional discounting environment.

Operating expenses

Sales and marketing expenses

We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through text ads, product listing ads, display ads, native ads, affiliate marketing, e-mail, video ads, and social media campaigns. We also do brand advertising through linear and streaming television.

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

The following table reflects our sales and marketing expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Sales and marketing expenses	$58,513	$73,538
Advertising expense included in sales and marketing expenses	55,712	70,013
Year-over-year percentage changes
Sales and marketing expenses	(20.4)%
Advertising expense included in sales and marketing expenses	(20.4)%
Percentage of net revenues
Sales and marketing expenses	10.9%	11.1%
Advertising expense included in sales and marketing expenses	10.4%	10.6%

The 20 basis point decrease in sales and marketing expenses as a percent of net revenues for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to decreased spending on paid keywords and broadcast media; partially offset by increased costs associated with paid listing advertisements.

Technology expenses

We seek to deploy our capital resources efficiently in technology, including private and public cloud, web services, customer support solutions, product search, expansion of new and existing product categories, and in technology to enhance the customer experience, including using machine learning, improving our process efficiency, modernizing and expanding our systems, and supporting and expanding our logistics infrastructure. We expect to continue to incur technology expenses to support these efforts and these expenditures may continue to be material.

The frequency and variety of cyberattacks on our Website, enterprise systems, services, and on third parties we use to support our technology continues to increase. The impact of such attacks, their costs, and the costs we incur to protect ourselves against future attacks have not been material to date. However, we consider the risk introduced by cyberattacks to be serious and will continue to incur costs related to efforts to protect ourselves against them.

The following table reflects our technology expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Technology expenses	$32,989	$30,523
Year-over-year percentage change
Technology expenses	8.1%
Technology expenses as a percent of net revenues	6.2%	4.6%

The $2.5 million increase in technology expenses for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to staff-related costs, including share-based compensation, to support strategic initiatives and increased cloud adoption.

General and administrative expenses

The following table reflects our general and administrative expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
General and administrative expenses	$21,256	$22,871
Year-over-year percentage change
General and administrative expenses	(7.1)%
General and administrative expenses as a percent of net revenues	4.0%	3.5%

The $1.6 million decrease in general and administrative expenses for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily driven by reduced legal, consulting, and facilities-related expenses; partially offset by increased staff-related costs including share-based compensation.

Income taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. We update our estimate of the annual effective tax rate each quarter and make cumulative adjustments if our estimated annual effective tax rate changes.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors including: variability in predicting our pre-tax and taxable income, the mix of jurisdictions to which those items relate, relative changes in expenses or losses for which tax benefits are limited or not recognized, how we do business, fluctuations in our stock price, economic outlook, political climate, and other conditions such as the ongoing COVID-19 pandemic, supply chain challenges, inflation, rising interest rates, and the current conflict between Russia and Ukraine. In addition, changes in laws, regulations, and administrative practices will impact our rate. Our effective tax rate can be volatile based on the amount of pre-tax income. For example, the impact of discrete items on our effective tax rate is greater when pre-tax income is lower.

Our provision for income tax for the three months ended March 31, 2022 and 2021 was $2.1 million and $193,000, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 was 17.1% and 0.7%, respectively. Our tax rate and expense increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to the fact we no longer maintain a valuation allowance on most of our federal and state deferred tax assets. Our low effective tax rate for the three months ended March 31, 2022 is primarily attributable to a discrete valuation allowance release on capital loss deferred tax assets due to current period capital gains and stock-based compensation deductions.

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to support their realizability. We maintain a valuation allowance against our deferred tax assets for capital losses and the state of Utah where not supported by future reversals of taxable temporary differences, because of the uncertainty regarding the realizability of these deferred tax assets. Any activities that impact the valuation allowance will be recognized discretely in the period in which they occur. We will continue to monitor the need for a valuation allowance against our other deferred tax assets on a quarterly basis.

We are subject to taxation in the United States and multiple state and foreign jurisdictions. Tax years beginning in 2017 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Liquidity and Capital Resources

Overview

We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity considering the most recent developments driven by macroeconomic conditions, such as the ongoing COVID-19 pandemic, supply chain challenges, inflation, rising interest rates, and the current conflict between Russia and Ukraine. We proactively seek opportunities to improve the efficiency of our operations and have in the past and may in the future take steps to realize internal cost savings, including aligning our staffing needs based on our current and expected future levels of operations and process streamlining.

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivables, net. At March 31, 2022, we had cash and cash equivalents of $493.3 million and accounts receivables, net of $23.7 million.

At March 31, 2022, we had $150.0 million available under our "at the market" sales program which permits us to conduct "at the market" sales of our common stock under the Sales Agreement.

Cash flow information is as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cash provided by (used in):
Operating activities	$33,193	$74,084
Investing activities	(13,795)	(2,762)
Financing activities	(29,286)	(7,844)

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity considering the most recent developments driven by macroeconomic trends such as the ongoing COVID-19 pandemic, supply chain challenges, inflation, rising interest rates, and the current conflict between Russia and Ukraine.

The $33.2 million of net cash provided by continuing operating activities during the three months ended March 31, 2022 was primarily due to income from continuing operations adjusted for non-cash items of $21.5 million offset by cash provided by changes in operating assets and liabilities of $11.7 million.

The $74.1 million of net cash provided by continuing operating activities during the three months ended March 31, 2021 was primarily due to income from continuing operations adjusted for non-cash items of $35.4 million and cash provided by changes in operating assets and liabilities of $38.7 million.

Investing activities

For the three months ended March 31, 2022, investing activities resulted in a net cash outflow of $13.8 million, primarily due to $11.4 million for purchases of equity securities and $3.3 million of expenditures for property and equipment.

For the three months ended March 31, 2021, investing activities resulted in a net cash outflow of $2.8 million, primarily due to $2.4 million of expenditures for property and equipment.

Financing activities

For the three months ended March 31, 2022, financing activities resulted in a net cash outflow of $29.3 million primarily due to $25.2 million for repurchases of our common stock and Series A-1 preferred stock under the Repurchase Program and $3.3 million for payment of taxes withheld upon vesting of restricted stock.

For the three months ended March 31, 2021, financing activities resulted in a net cash outflow of $7.8 million primarily due to $7.3 million for payment of taxes withheld upon vesting of restricted stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2022 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$13,202	$6,137	$6,411	$633	$21
Loan agreements (2)	40,982	3,486	2,996	—	34,500
Total contractual cash obligations	$54,184	$9,623	$9,407	$633	$34,521
 __________________________________________
(1)     — Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Note 8—Leases, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.
(2)     — Represents future interest and principal payments on the financing agreements with Loan Core Capital Funding Corporation LLC. For information regarding our financing agreements, see Note 7—Borrowings, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of March 31, 2022, accrued tax contingencies were $3.6 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Note 2—Accounting Policies and Supplemental Disclosures, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Note 2—Summary of Significant Accounting Policies, included in Item 1, Part I, Financial Statements (Unaudited), contained in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Government Regulation

We are subject to a wide variety of laws, rules, mandates, and regulations, some of which apply or may apply to us as a result of our retail business, and others of which apply to us for other reasons, such as our status as a publicly held company or the places in which we sell certain types or amounts of products. Our retail business is subject to general business regulations and laws, regulations and laws specifically governing the internet, e-commerce, and other services we offer. Existing and future laws and regulations may result in increasing expense and may impede our growth. Applicable and potentially applicable regulations and laws include regulations and laws regarding taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, employment, import and export matters, information reporting requirements, access to our services and facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics and quality of products and services, product labeling and unfair and deceptive trade practices.

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

Inflation

Increases in commodity and shipping prices and energy and labor costs have resulted in inflationary pressures across our supply chain. Our supply partners are experiencing wholesale product cost increases in their manufacturing operations along with elevated freight costs. We continue to monitor the impact of inflation in order to minimize its effects on our customers. We work with our partners to limit the amount of cost increases that are passed on through higher pricing. If costs borne by our partners were to be subject to incremental inflationary pressures, we may not be able to fully offset such higher costs through pricing actions or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

Investment Risk

The fair values of our equity securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At March 31, 2022, our recorded value in equity securities in public and private companies was $352.8 million, of which $366,000 relates to publicly traded companies, recorded at fair value, which are subject to market price volatility. We have elected to account for certain of our equity method securities using the fair value option. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

There were no changes in either our disclosure controls and procedures or our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting. We have not experienced any material impact to our disclosure controls and procedures or our internal controls over financial reporting despite the fact that most of our corporate employees have moved to a more permanent remote/hybrid working environment.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to significant damages, associated costs, or equitable remedies relating to the operation of our business. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item 1 of Part I, Financial Statements—Note 9—Commitments and Contingencies, subheading Legal Proceedings and Contingencies, contained in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, the risk factors described in our Form 10-K for the year ended December 31, 2021, and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. We have not repeated risk factors contained in our Form 10-K for the year ended December 31, 2021, which are incorporated herein by reference. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2021.

Increasing tensions between the United States and Russia, and other effects of the ongoing conflict in Ukraine, could negatively impact our business, results of operations, and financial condition.

While we do not operate in Russia or Ukraine, the increasing tensions between the United States and Russia and the other effects of the ongoing conflict in Ukraine, have resulted in many broader economic impacts such as the United States imposing sanctions and bans against Russia and Russian products imported into the United States. Such sanctions and bans have and may continue to impact commodity pricing such as fuel and energy costs, making it more expensive for us and our partners to deliver products to our customers. Further sanctions, bans or other economic actions in response to the ongoing conflict in Ukraine could result in an increase in costs, further disruptions to our supply chain, and a lack of consumer confidence resulting in reduced demand. While the extent of such items is not presently known, any of them could negatively impact our business, results of operations, and financial condition.

Numerous economic factors, including inflation, our increasing exposure to the U.S. housing industry, and the potential for a decrease in consumer spending, could adversely affect us.

Economic conditions, including inflation and weakness in the U.S. housing industry, could decrease consumer discretionary spending and adversely affect our financial performance. Consumer prices for all items rose seven percent from December 2020 to December 2021, the largest percent change since 1981. Rising inflation rates often lead to increased interest rates. Over the last several years, the percentage of our sales from home-related products has increased substantially. We believe that our sales of home-related products are affected by the strength of the U.S. housing industry. Downturns in the U.S. housing industry could have a material adverse effect on our financial results, business, and prospects. Similarly, a substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Difficult macroeconomic conditions also impact our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our financial results, business, and prospects.

If the overall legal, regulatory, or tax treatment of our company changes adversely, it could impact our ability to conduct business and, accordingly, our financial results.

New or revised laws, regulations, or court decisions may subject us to additional requirements that could increase the cost of doing business, decrease our revenues, or impact our business model. For example, the Securities and Exchange Commission recently proposed rules that would affect publicly-traded company disclosure obligations in the areas of climate change and cyber security which, if approved, would increase our costs of doing business and expose us to potential compliance risk. In addition, new or revised tax regulations or court decisions may subject us or our customers to additional taxes. Other new or revised legal, regulatory, or tax treatment could expose us to additional risk, increase the cost of doing business online, and increase internal costs necessary to capture data, report data, and collect and remit taxes. Any of these items could have a material adverse effect on our business and financial results.

Our strategy to exit from non-home categories could negatively impact our business, results of operations, and financial condition.

Our decision to eliminate our assortment of non-home goods offered for sale on our website in order to increase Overstock's brand association with "home" expertise, has resulted in reduced revenues which we have not yet been able to fully offset. We may not be able to fully offset these lost revenues in the future by broadening our assortment of home goods, or otherwise, which could have a material adverse impact on our business, results of operations, or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of shares of our common stock and Series A-1 preferred stock made during the quarter ended March 31, 2022 (in thousands, except share and per share data):

Period	Total Number of Common Shares Purchased	Total Number of Series A-1 Preferred Shares Purchased	Average Price Paid per Common Share	Average Price Paid per Series A-1 Preferred Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs(1)
January 1 - 31	—	—	$—	$—	—	$100,000
February 1 - 28	—	—	$—	$—	—	$100,000
March 1 - 31	516,806	5,643	$48.18	$45.24	522,449	$74,835
Total	516,806	5,643			522,449
 ___________________________________________
(1)    — In August 2021, our Board of Directors approved a stock repurchase program for the repurchase of up to $100.0 million of our common stock. On March 9, 2022, our Board of Directors expanded the stock repurchase program to include the repurchase of our Series A-1 preferred stock and/or Series B preferred stock. The stock repurchase program expires in December 2023.

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

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
______________________________________
    * Filed herewith.
    ** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 4, 2022	OVERSTOCK.COM, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)