Form 10-Q
period 2022-06-30
OVERSTOCK.COM, INC
filed 2022-08-02
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022

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

45,695,694 shares of the registrant's common stock, par value $0.0001, are outstanding on July 29, 2022.

OVERSTOCK.COM, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2022

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

These forward-looking statements involve risks and uncertainties and relate to future events or our future financial or operating performance. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and business, and on management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to assumptions, risks and uncertainties that are difficult to predict, and that actual results and outcomes may be materially different from the results or outcomes expressed or implied by any of our forward-looking statements for a variety of reasons, including among others:

•any difficulties we may encounter as a result of our reliance on third-parties that we do not control for the performance of critical functions material to our business, such as carriers, fulfillment partners, and SaaS/IaaS providers;
•any inability to compete successfully against existing or future competitors or to effectively market our business and generate customer traffic;
•a recession or other economic downturn, in particular in the U.S. housing industry, or other changes in U.S. and global economic conditions or U.S. consumer spending;
•any negative business impacts associated with our strategy to exit from non-home categories;
•any inability to attract and/or retain key personnel;
•any inability to generate and maintain unpaid natural traffic to our Website;
•the impact that the ongoing COVID-19 pandemic, or other wide-spread disease or illness, may have on our business and the industries in which we operate, including the impact that a substantial portion of our workforce is working remotely, and any impacts related to the pandemic that our business may experience as the pandemic or impacts related thereto continue to subside;
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
•increasing global inflation and rising interest rates;
•the impacts that we would experience if governmental entities or providers of consumer devices and internet browsers further restrict or regulate the use of "cookie" tracking technologies;
•the impact that any litigation, claims, or regulatory matters could have on our business, financial condition, results of operations, and cash flows;
•any inability to convert new customers into repeat customers or maintain increased sales volumes;
•negative global economic consequences of global conflict, including the increasing tensions between the United States and Russia, and other effects of the ongoing conflict in Ukraine;
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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Report, especially under the headings "Special Cautionary Note Regarding Forward-Looking Statements," "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results and outcomes to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events. Our forward-looking statements contained in this report speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements are based.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$442,603	$503,341
Restricted cash	184	25
Accounts receivable, net of allowance for credit losses of $2,857 and $2,429	23,088	21,190
Inventories	5,666	5,137
Prepaids and other current assets	20,233	22,097
Total current assets	491,774	551,790
Property and equipment, net	108,041	109,479
Deferred tax assets, net	37,413	40,035
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $115,338 and $102,529	350,580	342,682
Operating lease right-of-use assets	10,192	12,584
Other long-term assets, net	2,790	3,236
Total assets	$1,006,950	$1,065,966
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$96,232	$102,293
Accrued liabilities	91,794	101,902
Unearned revenue	56,554	59,387
Operating lease liabilities, current	5,636	5,402
Other current liabilities	3,428	3,349
Total current liabilities	253,644	272,333
Long-term debt, net	36,248	37,984
Operating lease liabilities, non-current	5,220	7,960
Other long-term liabilities	3,128	3,303
Total liabilities	298,240	321,580
Commitments and contingencies (Note 9)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	June 30, 2022	December 31, 2021
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A-1, issued and outstanding - 0 and 4,204	—	—
Series B, issued and outstanding - 0 and 357	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 51,026 and 46,625
Outstanding shares - 45,695 and 43,023	5	4
Additional paid-in capital	972,845	960,544
Accumulated deficit	(121,323)	(136,590)
Accumulated other comprehensive loss	(529)	(537)
Treasury stock at cost - 5,331 and 3,602	(142,288)	(79,035)
Total stockholders' equity	708,710	744,386
Total liabilities and stockholders' equity	$1,006,950	$1,065,966

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net revenue	$528,122	$794,536	$1,064,159	$1,454,397
Cost of goods sold	407,017	619,710	817,842	1,126,047
Gross profit	121,105	174,826	246,317	328,350
Operating expenses
Sales and marketing	57,940	85,272	116,453	158,810
Technology	30,542	30,383	63,531	60,906
General and administrative	21,081	22,660	42,337	45,531
Total operating expenses	109,563	138,315	222,321	265,247
Operating income	11,542	36,511	23,996	63,103
Interest income (expense), net	115	(130)	(10)	(285)
Other income (expense), net	(1,981)	298	(2,095)	72
Income from continuing operations before income taxes	9,676	36,679	21,891	62,890
Provision (benefit) for income taxes	2,529	(45,726)	4,621	(45,533)
Income from continuing operations	7,147	82,405	17,270	108,423
Income from discontinued operations, net of income taxes	—	227,372	—	217,246
Consolidated net income	$7,147	$309,777	$17,270	$325,669
Less: Net loss attributable to noncontrolling interests—discontinued operations	—	(134)	—	(335)
Net income attributable to stockholders of Overstock.com, Inc.	$7,147	$309,911	$17,270	$326,004
Consolidated net income per share of common stock:
Net income attributable to common shares—basic
Continuing operations	$0.12	$1.73	$0.33	$2.27
Discontinued operations	—	4.78	—	4.58
Total	$0.12	$6.51	$0.33	$6.85
Net income attributable to common shares—diluted
Continuing operations	$0.12	$1.72	$0.33	$2.26
Discontinued operations	—	4.75	—	4.54
Total	$0.12	$6.47	$0.33	$6.80
Weighted average shares of common stock outstanding:
Basic	43,072	43,009	43,062	42,948
Diluted	43,159	43,314	43,221	43,317

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Consolidated net income	$7,147	$309,777	$17,270	$325,669
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $0, $0, and $0	4	4	8	8
Other comprehensive income	4	4	8	8
Comprehensive income	7,151	309,781	17,278	325,677
Less: Comprehensive loss attributable to noncontrolling interests—discontinued operations	—	(134)	—	(335)
Comprehensive income attributable to stockholders of Overstock.com, Inc.	$7,151	$309,915	$17,278	$326,012

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of period	46,910	46,589	46,625	46,331
Common stock issued upon vesting of restricted stock	18	18	261	276
Common stock issued for ESPP purchases	—	—	42	—
Conversion of preferred stock	4,098	—	4,098	—
Balance at end of period	51,026	46,607	51,026	46,607
Shares of treasury stock
Balance at beginning of period	4,190	3,589	3,602	3,563
Repurchases of common stock	1,135	—	1,652	—
Tax withholding upon vesting of restricted stock	6	6	77	79
Sale of treasury stock	—	—	—	(47)
Balance at end of period	5,331	3,595	5,331	3,595
Total shares of common stock outstanding	45,695	43,012	45,695	43,012
Common stock
Balance at beginning of period	$4	$4	$4	$4
Conversion and elimination of preferred stock	1	—	1	—
Balance at end of period	$5	$4	$5	$4

Shares of Series A-1 preferred shares issued
Balance at beginning of period	4,204	4,204	4,204	4,204
Conversion and elimination of preferred stock in treasury	(4,204)	—	(4,204)	—
Balance at end of period	—	4,204	—	4,204
Shares of treasury stock
Balance at beginning of period	6	—	—	—
Repurchases of shares	1	—	7	—
Conversion and elimination of preferred stock	(7)	—	(7)	—
Balance at end of period	—	—	—	—
Total shares of Series A-1 preferred shares outstanding	—	4,204	—	4,204
Shares of Series B preferred stock issued and outstanding
Balance at beginning of period	357	357	357	357
Conversion and elimination of preferred stock	(357)	—	(357)	—
Balance at end of period	—	357	—	357
Preferred stock	$—	$—	$—	$—

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Additional paid-in capital
Balance at beginning of period	$967,073	$951,615	$960,544	$970,873
Stock-based compensation to employees and directors	4,695	2,903	9,334	5,674
Common stock issued for ESPP purchases	—	—	1,890	—
Conversion and elimination of preferred stock	1,043	—	1,043	—
Sale of treasury stock	—	—	—	2,726
Subsidiary equity award tender offer	—	—	—	(2,130)
Change in noncontrolling interest ownership	—	—	—	(22,625)
Other	34	—	34	—
Balance at end of period	$972,845	$954,518	$972,845	$954,518
Accumulated deficit
Balance at beginning of period	$(126,467)	$(509,140)	$(136,590)	$(525,233)
Net income attributable to stockholders of Overstock.com, Inc.	7,147	309,911	17,270	326,004
Dividend issued upon conversion and elimination of preferred stock	(1,697)	—	(1,697)	—
Conversion and elimination of preferred stock	(306)	—	(306)	—
Balance at end of period	$(121,323)	$(199,229)	$(121,323)	$(199,229)
Accumulated other comprehensive loss
Balance at beginning of period	$(533)	$(549)	$(537)	$(553)
Net other comprehensive income	4	4	8	8
Balance at end of period	$(529)	$(545)	$(529)	$(545)
Treasury stock
Balance at beginning of period	$(107,467)	$(78,048)	$(79,035)	$(71,399)
Repurchases of common stock and Series A-1 preferred shares	(34,912)	—	(60,077)	—
Tax withholding upon vesting of employee stock awards	(215)	(520)	(3,482)	(7,812)
Conversion and elimination of preferred stock	306	—	306	—
Sale of treasury stock	—	—	—	643
Balance at end of period	(142,288)	(78,568)	(142,288)	(78,568)
Total equity attributable to stockholders of Overstock.com, Inc.	$708,710	$676,180	$708,710	$676,180

Equity attributable to noncontrolling interests
Balance at beginning of period	$—	$85,058	$—	$62,634
Net loss attributable to noncontrolling interests	—	(134)	—	(335)
Change in noncontrolling interest ownership	—	—	—	22,625
Deconsolidation of subsidiaries	—	(84,924)	—	(84,924)
Total equity attributable to noncontrolling interests	$—	$—	$—	$—

Total stockholders' equity	$708,710	$676,180	$708,710	$676,180

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$17,270	$325,669
Income from discontinued operations, net of income taxes	—	(217,246)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	8,350	9,949
Non-cash operating lease cost	2,736	2,528
Stock-based compensation to employees and directors	9,334	5,107
Decrease (increase) in deferred income taxes, net	2,622	(47,046)
Loss from equity method securities	2,583	—
Other non-cash adjustments	(114)	721
Changes in operating assets and liabilities:
Accounts receivable, net	(1,504)	(10,141)
Inventories	(529)	(766)
Prepaids and other current assets	2,318	(3,452)
Other long-term assets, net	(943)	(368)
Accounts payable	(6,104)	56,543
Accrued liabilities	(8,339)	(10,651)
Unearned revenue	(2,833)	12,282
Operating lease liabilities	(2,850)	(2,812)
Other long-term liabilities	(175)	(270)
Net cash provided by continuing operating activities	21,822	120,047
Net cash used in discontinued operating activities	—	(17,128)
Net cash provided by operating activities	21,822	102,919
Cash flows from investing activities:
Purchase of equity securities	(11,420)	—
Contributions for capital calls	—	(41,122)
Capital distribution from investment	1,162	—
Expenditures for property and equipment	(6,406)	(5,620)
Other investing activities, net	(505)	(908)
Net cash used in continuing investing activities	(17,169)	(47,650)
Net cash used in discontinued investing activities	—	(29,703)
Net cash used in investing activities	(17,169)	(77,353)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six months ended June 30,
	2022	2021
Cash flows from financing activities:
Repurchase of shares	(60,077)	—
Payments on long-term debt	(1,707)	(1,366)
Payments of taxes withheld upon vesting of employee stock awards	(3,482)	(7,812)
Other financing activities, net	34	(1)
Net cash used in continuing financing activities	(65,232)	(9,179)
Net cash provided by discontinued financing activities	—	2,085
Net cash used in financing activities	(65,232)	(7,094)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(60,579)	18,472
Cash, cash equivalents, and restricted cash, beginning of period, inclusive of cash balances of discontinued operations	503,366	519,181
Cash, cash equivalents, and restricted cash, end of period, inclusive of cash balances of discontinued operations	442,787	537,653
Less: Cash, cash equivalents, and restricted cash of discontinued operations	—	—
Cash, cash equivalents, and restricted cash, end of period	$442,787	$537,653

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Overstock.com, Inc. is a leading e-commerce retailer and technology innovator that sells furniture and home furnishings at a smart value. Our online shopping site offers a wide selection of quality furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. Overstock.com, which receives tens of millions of visits per month, provides customers access to millions of products from third-party partners. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise. As used herein, the term "Website" refers to the Company's internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com and the Company's mobile app.

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

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

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

Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. The operating results for Medici Ventures Inc. ("Medici Ventures") and tZERO Group, Inc.'s ("tZERO"), our former subsidiaries, for the periods prior to their deconsolidation have been reflected in our consolidated statements of income as discontinued operations for all periods presented. Certain prior period data, primarily related to discontinued operations, have been reclassified in the consolidated financial statements and accompanying notes to conform to the current period presentation. See Note 3—Discontinued Operations for further information.

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

Our estimates involve, among other items, forecasted revenues, sales volume, pricing, cost and availability of inventory, cost and availability of labor supply, consumer demand and spending habits, and the continued operations of our supply chain and logistics network. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, the variability of these factors depends on a number of factors, including uncertainty associated with macroeconomic conditions, such as the COVID-19 pandemic, supply chain challenges, inflation, rising interest rates, or the current conflict between Russia and Ukraine, how long these conditions will persist, what additional regulations may be introduced or reintroduced by governments or private parties or what effect any such additional regulations may have on our business and thus our accounting estimates may change from period to period. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

3. DISCONTINUED OPERATIONS

On January 25, 2021, we entered into an agreement with Medici Ventures, Pelion MV GP, L.L.C. ("Pelion"), and Pelion, Inc., pursuant to which Medici Ventures converted to a Delaware limited partnership (the "Partnership") and Pelion became the sole general partner of the Partnership, and we became the limited partner of the Partnership. The term of the Partnership is eight years. A tZERO debt conversion was completed during the quarter ended March 31, 2021, following which Medici Ventures and Overstock held approximately 42% and 41%, respectively, of tZERO's outstanding common stock. On April 23, 2021, we entered into the Limited Partnership Agreement with Pelion, pursuant to which Pelion became the sole general partner, holding a 1% equity interest in the Partnership, and Overstock became a limited partner, holding a 99% equity interest in the Partnership. Our retained equity interest in these entities are classified as equity method securities as we are deemed to have significant influence, but not control, over these entities through holding more than a 20% interest in the entity. See Note 6—Equity Securities for further information. The operating results for the periods prior to the April 23, 2021 deconsolidation of Medici Ventures and tZERO have been reflected in our consolidated statements of income as discontinued operations for all periods presented.

Results of discontinued operations through the transaction date were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net revenue	$—	$1,802	$—	$17,394
Cost of goods sold	—	1,325	—	13,716
Gross profit	—	477	—	3,678
Operating expenses
Technology	—	577	—	7,133
Selling, general, and administrative	—	2,084	—	13,509
Total operating expenses	—	2,661	—	20,642
Operating loss from discontinued operations	—	(2,184)	—	(16,964)
Interest income, net	—	5	—	192
Other income (loss), net	—	(398)	—	4,081
Gain on deconsolidation	—	243,541	—	243,541
Income from discontinued operations before income taxes	—	240,964	—	230,850
Provision for income taxes	—	13,592	—	13,604
Net income from discontinued operations	$—	$227,372	$—	$217,246
Less: Net loss attributable to noncontrolling interests from discontinued operations	—	(134)	—	(335)
Net income from discontinued operations attributable to stockholders of Overstock.com, Inc.	$—	$227,506	$—	$217,581

4. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$250,000	$250,000	$—	$—
Equity securities, at fair value	115,338	398	—	114,940
Trading securities held in a "rabbi trust" (1)	264	264	—	—
Total assets	$365,602	$250,662	$—	$114,940
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$(263)	$(263)	$—	$—
Total liabilities	$(263)	$(263)	$—	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$—	$—	$—	$—
Equity securities, at fair value	102,529	174	—	102,355
Trading securities held in a "rabbi trust" (1)	179	179	—	—
Total assets	$102,708	$353	$—	$102,355
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$188	$188	$—	$—
Total liabilities	$188	$188	$—	$—
 ___________________________________________
(1)    — Trading securities held in a rabbi trust are included in Other long-term assets, net in the consolidated balance sheets.
(2)    — Non-qualified deferred compensation in a rabbi trust is included in Other long-term liabilities in the consolidated balance sheets.

The following table provides activity for our Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2020	$—
Increase due to acquisition of Level 3 investments	99,723
Increase in fair value of Level 3 investments	2,632
Level 3 investments at December 31, 2021	102,355
Increase due to acquisition of Level 3 investments	11,420
Increase in fair value of Level 3 investments	1,165
Level 3 investments at June 30, 2022	$114,940

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Computer hardware and software, including internal-use software and website development	$230,901	$225,256
Building	69,339	69,293
Furniture and equipment	12,451	12,067
Land	12,781	12,781
Leasehold improvements	2,538	2,601
Building machinery and equipment	9,809	9,809
Land improvements	7,025	7,025
	344,844	338,832
Less: accumulated depreciation	(236,803)	(229,353)
Total property and equipment, net	$108,041	$109,479

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Capitalized internal-use software and website development	$2,343	$1,758	$4,112	$3,462
Depreciation of internal-use software and website development	1,555	1,774	3,281	3,582

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of income as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$171	$147	$338	$301
Technology	2,946	3,594	6,146	7,469
General and administrative	913	1,040	1,832	2,134
Total depreciation	$4,030	$4,781	$8,316	$9,904

6. EQUITY SECURITIES

Our equity securities accounted for under the equity method under ASC 323 include equity securities in which we can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity. During the six months ended June 30, 2022, we committed to invest an aggregate of an additional $15 million in tZERO through their Series B financing round led by the Intercontinental Exchange. We funded $7.5 million of our investment in tZERO during the six months ended June 30, 2022 and have not yet funded the remaining $7.5 million. We also invested $3.9 million in SpeedRoute, LLC ("SpeedRoute"), a former subsidiary of tZERO, which provides connectivity to tZERO's registered broker-dealer clients to U.S. equity exchanges and off-exchange sources of liquidity. The following table includes our equity securities accounted for under the equity method and related ownership interest as of June 30, 2022:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	31%
SpeedRoute, LLC	49%

The carrying amount of our equity method securities was $350.2 million at June 30, 2022, which is included in Equity securities on our consolidated balance sheets, of which $114.9 million is valued under the fair value option (tZERO and SpeedRoute). These investments are valued using Level 3 inputs, which represents 31.4% of assets measured at fair value. For our investments in Medici Ventures, tZERO, and SpeedRoute there is no difference in the carrying amount of the assets and liabilities and our maximum exposure to loss, and there is no difference between the carrying amount of our investment in Medici Ventures and the amount of underlying equity we have in the entity's net assets.

The following table summarizes the net income recognized on equity method securities recorded in Other income (expense), net in our consolidated statements of income (in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022
Net loss recognized on our proportionate share of the net loss of our equity method securities	$(2,284)	$(3,748)
Increase in fair value of equity method securities held under fair value option	—	1,165

Regulation S-X Rule 10-01(b)(1)

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered "significant subsidiaries". Summarized income statement information of an equity method investee is required in an interim report if the significance criteria are met as defined under SEC guidance. For the period ended June 30, 2022, this threshold was met for the Company's equity investment in tZERO.

The following is unaudited summarized financial information for tZERO (in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022
Results of Operations
Revenues	$820	$1,560
Pre-tax loss	(8,067)	(13,447)
Net loss	(8,816)	(13,196)

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

As of June 30, 2022, the total outstanding debt on these loans was $39.7 million, net of $453,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $3.4 million.

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

8. LEASES

We have operating leases for warehouses, office space, and data centers. Our leases have remaining lease terms of one year to five years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year.

The components of lease expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,569	$1,497	$3,078	$3,638
Variable lease cost	264	328	762	716

The following table provides a summary of other information related to leases (in thousands):

	Six months ended June 30,
	2022	2021
Cash payments included in operating cash flows from lease arrangements	$3,159	$3,760
Derecognition of right-of-use assets due to reassessment of lease term	—	527

The following table provides supplemental balance sheet information related to leases:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term—operating leases	2.31 years	2.72 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of June 30, 2022, are as follows (in thousands):

Payments due by period	Amount
2022 (Remainder)	$3,137
2023	4,935
2024	2,831
2025	685
2026	250
Thereafter	83
Total lease payments	11,921
Less interest	1,065
Present value of lease liabilities	$10,856

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

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former Chief Executive Officer and former Chief Financial Officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), and Section 20A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming us and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our President, our former Chief Executive Officer, and our former Chief Financial Officer. We filed a motion to dismiss and, on September 28, 2020, the court granted our motion and entered judgment in our favor. The plaintiffs filed a motion to amend their complaint on October 23, 2020 and filed a notice of appeal on October 26, 2020. The United States District Court of Utah granted the plaintiffs' motion to amend their complaint on January 6, 2021 and the Tenth Circuit Court dismissed the plaintiffs' appeal on January 8, 2021. The plaintiffs filed their amended complaint on January 11, 2021. We filed a motion to dismiss plaintiffs' amended complaint, and on September 20, 2021, the court granted our motion and entered judgment in our favor. On October 18, 2021, the plaintiffs filed a Notice of Appeal, appealing the ruling of the district court to the United States Court of Appeals for the Tenth Circuit. The plaintiffs filed their opening brief in the Tenth Circuit on January 26, 2022. We filed a responsive appellate brief on March 30, 2022. The plaintiffs' reply appellate brief was filed on April 20, 2022. The Tenth Circuit has scheduled oral argument on the plaintiffs' appeal for September 28, 2022. No estimates of the possible losses or range of losses can be made at this time. We intend to continue to vigorously defend this consolidated action.

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

We establish liabilities when a particular contingency is probable and estimable. At June 30, 2022 and December 31, 2021, we have accrued $60,000 and $165,000, respectively, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

Preferred stock conversion

On May 12, 2022, Overstock shareholders voted to approve separate proposals to approve the amendment of the Company's Amended and Restated Certificate of Designation for both classes of its preferred stock to provide that each share of our Series A-1 and Series B preferred stock would be automatically converted into 0.90 of a share of our common stock (the "Conversion"). On June 10, 2022, in connection with the completion of the Conversion, the Company issued 4,097,697 shares of our common stock in exchange for the outstanding Series A-1 and Series B preferred stock on that date. As the fair value of our common stock issued exceeded the fair value of the Series A-1 and Series B preferred stock exchanged on the Conversion date, we recognized a non-cash deemed dividend to our preferred stockholders of $1.7 million due to the excess fair value per share compared to the conversion ratio. Following the Conversion, the Company eliminated the Series A-1 and Series B preferred stock class by filing Certificates of Elimination with the Delaware Secretary of State.

JonesTrading Sales Agreement

Our Amended and Restated Capital on DemandTM Sales Agreement (the "Sales Agreement"), dated June 26, 2020 with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"), provides that we may conduct "at the market" sales of our common stock. Under the Sales Agreement, JonesTrading and D.A. Davidson, acting as our agents, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. For the six months ended June 30, 2022 and 2021, we did not sell any shares of our common stock pursuant to the Sales Agreement. As of June 30, 2022, we had $150.0 million available under our "at the market" sales program.

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

During the three months ended June 30, 2022, we repurchased $34.9 million of our common stock and $50,000 of our Series A-1 preferred stock under the Repurchase Program at average prices of $30.69 and $31.30 per share, respectively. During the six months ended June 30, 2022, we repurchased $59.8 million of our common stock and $306,000 of our Series A-1 preferred stock under the Repurchase Program at average prices of $36.16 and $42.16 per share, respectively. During the six months ended June 30, 2022, we retired 7,244 shares of our Series A-1 preferred stock treasury stock which had been previously repurchased under the Repurchase Program. The retirement increased Accumulated deficit by $306,000.

12. STOCK-BASED AWARDS

We have equity incentive and compensatory plans that provide for the grant of stock-based awards, including restricted stock, to employees and board members and provide employees the ability to purchase shares of our common stock through an employee stock purchase plan. Employee accounting applies to equity incentives and compensation granted by the Company to its own employees. When an award is forfeited prior to the vesting date, we recognize an adjustment for the previously recognized expense in the period of the forfeiture.

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of income as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$13	$20	$67	$31
Sales and marketing	245	338	590	595
Technology	1,942	866	3,782	1,523
General and administrative	2,495	1,578	4,895	2,958
Total stock-based compensation	$4,695	$2,802	$9,334	$5,107

Overstock restricted stock awards

The Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan provides for the grant of incentive stock options to employees and directors of the Company, and restricted stock units and other types of equity awards of the Company. These restricted stock awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.4% at the end of the third year, subject to the recipient's continuing service to us.

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

The following table summarizes restricted stock award activity (in thousands, except per share data):

	Six months ended June 30, 2022
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	663	$56.37
Granted at fair value	499	45.75
Vested	(261)	36.16
Forfeited	(103)	56.33
Outstanding—end of period	798	$56.37

Employee Stock Purchase Plan

 The Overstock.com, Inc. 2021 Employee Stock Purchase Plan (the "ESPP") grants our eligible employees a right to purchase shares of our common stock at a discount through payroll deductions of up to 25% of eligible compensation, subject to a cap of $21,250 in any calendar year. The ESPP provides for consecutive 24-month offering periods beginning March 1 and September 1 of each year. Each offering period shall consist of four consecutive six-month purchase periods. The first offering period under the ESPP commenced on September 1, 2021, with the first purchase date occurring on February 28, 2022.

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

The maximum number of shares of common stock that may be issued under the ESPP in aggregate is 3.0 million shares. During the six months ended June 30, 2022, 41,918 shares were purchased at an average purchase price per share of $48.37. At June 30, 2022, approximately 3.0 million shares of common stock remained available under the ESPP.

The ESPP is considered a compensatory plan and the fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model and expense will be recognized straight-line over the 24-month offering period. For the three and six months ended June 30, 2022, we recognized $610,000 and $1.2 million, respectively, in share-based compensation expense related to the ESPP, which is included in the stock compensation expense table above combined with the expense associated with our restricted stock units.

13. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2020	$72,165
Increase due to deferral of revenue at period end	51,384
Decrease due to beginning contract liabilities recognized as revenue	(64,162)
Unearned revenue at December 31, 2021	59,387
Increase due to deferral of revenue at period end	40,935
Decrease due to beginning contract liabilities recognized as revenue	(43,768)
Unearned revenue at June 30, 2022	$56,554

Our total unearned revenue related to outstanding Club O Reward dollars was $11.4 million and $10.0 million at June 30, 2022 and December 31, 2021, respectively. Breakage income related to Club O Reward dollars and gift cards is recognized in Net revenue in our consolidated statements of income. Breakage included in revenue was $1.1 million and $1.4 million for the three months ended June 30, 2022 and 2021 and $2.2 million and $2.8 million for the six months ended June 30, 2022 and 2021. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2020	$19,190
Additions to the allowance	237,622
Deductions from the allowance	(242,889)
Allowance for returns at December 31, 2021	13,923
Additions to the allowance	89,219
Deductions from the allowance	(89,097)
Allowance for returns at June 30, 2022	$14,045

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Income from continuing operations	$7,147	$82,405	$17,270	$108,423
Less: Preferred stock dividends—issued	1,697	182	1,697	365
Undistributed income from continuing operations	5,450	82,223	15,573	108,058
Less: Undistributed income allocated to participating securities	410	7,882	1,332	10,373
Net income from continuing operations attributable to common stockholders	$5,040	$74,341	$14,241	$97,685

Income from discontinued operations	$—	$227,506	$—	$217,581
Less: Undistributed income allocated to participating securities	—	21,810	—	20,886
Net income from discontinued operations attributable to common stockholders	—	205,696	—	196,695
Net income attributable to common stockholders	$5,040	$280,037	$14,241	$294,380

Denominator:
Weighted average shares of common stock outstanding—basic	43,072	43,009	43,062	42,948
Effect of dilutive securities:
Restricted stock awards	87	305	159	369
Weighted average shares of common stock outstanding—diluted	43,159	43,314	43,221	43,317

Net income from continuing operations per share of common stock:
Basic	$0.12	$1.73	$0.33	$2.27
Diluted	$0.12	$1.72	$0.33	$2.26
Net income from discontinued operations per share of common stock:
Basic	$—	$4.78	$—	$4.58
Diluted	$—	$4.75	$—	$4.54
Net income per share of common stock:
Basic	$0.12	$6.51	$0.33	$6.85
Diluted	$0.12	$6.47	$0.33	$6.80

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Restricted stock units	689	282	597	283
Employee stock purchase plan	101	—	83	—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. The statements in this section regarding industry outlook, our expectations regarding the performance of our business and any other non-historical statements are forward-looking statements. Our actual results and outcomes may differ materially from those contained in or implied by any forward-looking statements contained herein. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Special Cautionary Note Regarding Forward Looking Statements" and in Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q. You should read the following discussion together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part I, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Strategies for our Business

Our business initiatives and objectives enable our long-term vision of "Dream Homes for All" by focusing on our three brand pillars: "Product Findability," "Smart Value," and "Easy Delivery and Support." These include increasing our home assortment to improve our brand association with home, making it easier for our customers to find and view a broad assortment of products, increasing mobile app adoption, driving higher customer retention and brand loyalty, and optimizing our marketing spend to grow the Overstock brand. In addition to these key objectives, we are focused on growing our Canadian customer base and market share by improving and showcasing our unique brand pillars of "Smart Value", "Easy Delivery and Support", and "Product Findability".

Financial Reporting Presentation Relating to Discontinued Operations

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

Revenue decreased 33.5% for the three months ended June 30, 2022, compared to the same period in 2021. This decrease was primarily due to a 43% decrease in the number of customer orders delivered, partially offset by a 16% increase in average order value driven by a continued product mix shift into furniture and home furnishings categories. This decreased order activity was largely driven by normalization of shopping behavior following the acceleration in customer growth during the COVID-19 pandemic, impact on consumer sentiment from macroeconomic and geopolitical factors, a heightened inflationary environment, our non-home exit strategy, and government stimulus activity in 2021.

Gross profit decreased 30.7% for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to lower sales and partially offset by an increase in gross margin. Gross margin increased to 22.9% for the three months ended June 30, 2022, compared to 22.0% for the same period in 2021, primarily due to operational efficiencies in merchandising, customer service, and advertising revenue. The increase was partially offset by higher promotional discounting.

Sales and marketing expenses as a percentage of revenue increased from 10.7% for the three months ended June 30, 2021 to 11.0% for the three months ended June 30, 2022, primarily due to increased costs associated with paid listing advertisements, partially offset by decreased costs associated with display and social advertising.

Technology expenses totaled $30.5 million for the three months ended June 30, 2022, a $159,000 increase compared to the three months ended June 30, 2021.

General and administrative expenses decreased $1.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by reduced legal and other third party expenses, partially offset by increased training and travel expenses.

Our consolidated cash and cash equivalents balance decreased from $503.3 million as of December 31, 2021, to $442.6 million as of June 30, 2022.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends, including the impact caused by the COVID-19 pandemic and other global developments such as the current conflict between Russia and Ukraine (including the related heightened geopolitical tensions and economic actions in response thereto by various countries), and their impact on our supply chain, customers, and employees. While we have no operations in or direct exposure to Russia or Ukraine, we believe the conflict between Russia and Ukraine combined with higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during the second quarter of 2022. In addition, we have experienced increased employee turnover, inflation in product costs, higher wages, higher share-based compensation expenses, and higher energy and fuel costs, each at a higher rate than what we have experienced in recent years. However, we continue to work with our partners to limit price increases in response to higher costs and have been able to improve gross margins year over year.

Due to the uncertain and constantly evolving nature and extreme volatility created by these disruptions in the capital markets, we cannot currently predict the long-term impact of these events on our operations and financial results. Nevertheless, as of June 30, 2022, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021, and Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021.

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net revenue	$528,122	$794,536	$1,064,159	$1,454,397
Cost of goods sold
Product costs and other cost of goods sold	386,007	591,280	774,977	1,070,462
Merchant fees, customer service, and other	21,010	28,430	42,865	55,585
Total cost of goods sold	407,017	619,710	817,842	1,126,047
Gross profit	$121,105	$174,826	$246,317	$328,350
Year-over-year percentage changes
Net revenue	(33.5)%		(26.8)%
Gross profit	(30.7)%		(25.0)%
Percent of total net revenue
Cost of goods sold
Product costs and other cost of goods sold	73.1%	74.4%	72.8%	73.6%
Merchant fees, customer service, and other	4.0%	3.6%	4.0%	3.8%
Total cost of goods sold	77.1%	78.0%	76.9%	77.4%
Gross margin	22.9%	22.0%	23.1%	22.6%

The 33.5% decrease in net revenue for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to a 43% decrease in the number of customer orders delivered, partially offset by a 16% increase in average order value driven by a continued product mix shift into furniture and home furnishings categories. This decreased order activity was largely driven by normalization of shopping behavior following the acceleration in customer growth during the COVID-19 pandemic, impact on consumer sentiment from macroeconomic and geopolitical factors, a heightened inflationary environment, our non-home exit strategy, and government stimulus activity in 2021.

The 26.8% decrease in net revenue for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to a 38% decrease in the number of customer orders, partially offset by a 18% increase in average order value driven by a continued product mix shift into furniture and home furnishings categories. This decreased order activity was largely driven by normalization of shopping behavior following the acceleration in customer growth during the COVID-19 pandemic, impact on consumer sentiment from macroeconomic and geopolitical factors, a heightened inflationary environment, our non-home exit strategy, and government stimulus activity in 2021.

We cannot estimate the impact that macroeconomic conditions, such as the COVID-19 pandemic, supply chain challenges, inflation, rising interest rates, or the current conflict between Russia and Ukraine will have on our business in the future due to the unpredictable nature of the ultimate development and duration of these conditions.

International net revenues were less than 1% of total net revenues for each of the three and six months ended June 30, 2022 and 2021.

Our overall gross margins fluctuate based on changes in supplier cost and/or sales price, including competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; and operational and fulfillment costs. Merchant fees, customer service, and other (previously labeled "Fulfillment and related costs") include merchant processing fees associated with customer payments made by credit cards and other payment methods and other variable fees, customer service costs, costs incurred to operate and staff our warehouses, including rent and depreciation expense associated with these facilities, costs to receive, inspect, pick, and prepare customer order for delivery, and direct and indirect labor costs including payroll, payroll-related benefits, and stock-based compensation, all of which we include as costs in calculating gross margin. Merchant fees, customer service, and other as a percentage of sales may vary due to several factors, such as our ability to effectively manage merchant fees, customer service costs, and warehouse costs. We believe that some companies in our industry, including some of our competitors, account for merchant fees, customer service, and other costs within operating expenses, and therefore exclude merchant fees, customer service, and other costs from gross margin. As a result, our gross margin may not be directly comparable to others in our industry.

Gross margins for the past six quarterly periods and fiscal year ending 2021 were:

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	FY 2021	Q1 2022	Q2 2022
Gross margin	23.3%	22.0%	22.7%	22.7%	22.6%	23.4%	22.9%

Gross profit for the three months ended June 30, 2022 decreased 30.7% compared to the same period in 2021, due to lower sales and partially offset by an increase in gross margin. Gross margin increased to 22.9% for the three months ended June 30, 2022, compared to 22.0% for the same period in 2021, primarily due to operational efficiencies in merchandising, customer service, and advertising revenue. The increase was partially offset by higher promotional discounting.

Gross profit for the six months ended June 30, 2022 decreased 25.0% compared to the same period in 2021, primarily due to decreased sales volume and partially offset by an increase in gross margin. Gross margin increased to 23.1% for the six months ended June 30, 2022, compared to 22.6% for the same period in 2021, primarily due to operational efficiencies in merchandising, customer service, and advertising revenue. The increase was partially offset by higher promotional discounting.

Operating expenses

Sales and marketing expenses

We use a variety of online advertising channels to attract new and repeat customers, including paid search, product listings, search engine optimization, personalized emails, mobile app, loyalty program, affiliate marketing, display banners, and social media. We also build our brand awareness through linear and streaming TV.

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

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales and marketing expenses	$57,940	$85,272	$116,453	$158,810
Advertising expense included in sales and marketing expenses	55,334	81,855	111,046	151,868
Year-over-year percentage changes
Sales and marketing expenses	(32.1)%		(26.7)%
Advertising expense included in sales and marketing expenses	(32.4)%		(26.9)%
Percentage of net revenues
Sales and marketing expenses	11.0%	10.7%	10.9%	10.9%
Advertising expense included in sales and marketing expenses	10.5%	10.3%	10.4%	10.4%

The 30 basis point increase in sales and marketing expenses as a percent of net revenues for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to increased costs associated with paid listing advertisements, partially offset by decreased costs associated with display and social advertising.

Sales and marketing expenses as a percent of net revenues for the six months ended June 30, 2022, as compared to the same period in 2021, was flat year-over-year.

Technology expenses

We seek to deploy our capital resources efficiently in technology to support operations including private and public cloud, web services, customer support solutions, and product search, and in technology to enhance the customer experience including machine learning algorithms, improving our process efficiency, modernizing and expanding our systems, and supporting and expanding our logistics infrastructure. We expect to continue to incur technology expenses to support these efforts and these expenditures may continue to be material.

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

The following table summarizes our technology expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Technology expenses	$30,542	$30,383	$63,531	$60,906
Year-over-year percentage change
Technology expenses	0.5%		4.3%
Technology expenses as a percent of net revenues	5.8%	3.8%	6.0%	4.2%

Technology expenses totaled $30.5 million for the three months ended June 30, 2022, a $159,000 increase compared to the three months ended June 30, 2021.

The $2.6 million increase in technology expenses for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to staff-related costs, including share-based compensation, to support strategic initiatives and increased cloud adoption. The increase is partially offset by third party vendor spend.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$21,081	$22,660	$42,337	$45,531
Year-over-year percentage change
General and administrative expenses	(7.0)%		(7.0)%
General and administrative expenses as a percent of net revenues	4.0%	2.9%	4.0%	3.1%

The $1.6 million decrease in general and administrative expenses for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily driven by reduced legal and other third party expenses, partially offset by increased training and travel expenses.

The $3.2 million decrease in general and administrative expenses for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily driven by reduced legal, third party vendor, and facilities-related expenses, partially offset by increased staff-related costs including share-based compensation.

Income taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. We update our estimate of the annual effective tax rate each quarter and make cumulative adjustments if our estimated annual effective tax rate changes.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors including: variability in predicting our pre-tax and taxable income, the mix of jurisdictions to which those items relate, relative changes in expenses or losses for which tax benefits are limited or not recognized, how we do business, fluctuations in our stock price, economic outlook, political climate, and other conditions such as the COVID-19 pandemic, supply chain challenges, inflation, rising interest rates, and the current conflict between Russia and Ukraine. In addition, changes in laws, regulations, and administrative practices will impact our rate. Our effective tax rate can be volatile based on the amount of pre-tax income. For example, the impact of discrete items on our effective tax rate is greater when pre-tax income is lower.

Our provision (benefit) for income tax for the three months ended June 30, 2022 and 2021 was $2.5 million and $(45.7) million, respectively. The effective tax rate for the three months ended June 30, 2022 and 2021 was 26.1% and (124.7)%, respectively. Our provision (benefit) for income tax for the six months ended June 30, 2022 and 2021 was $4.6 million and $(45.5) million, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 was 21.1% and (72.4)%, respectively. Our tax rate and expense increased during the three and six months ended June 30, 2022, as compared to the same period in 2021, primarily due to the fact we no longer maintain a valuation allowance on most of our federal and state deferred tax assets. Our low effective tax rate for the six months ended June 30, 2022 is primarily attributable to a discrete valuation allowance release on capital loss deferred tax assets due to year to date investment results and stock-based compensation deductions.

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

Liquidity and Capital Resources

Overview

We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity considering the most recent developments driven by macroeconomic conditions, such as the COVID-19 pandemic, supply chain challenges, inflation, rising interest rates, and the current conflict between Russia and Ukraine. We proactively seek opportunities to improve the efficiency of our operations and have in the past and may in the future take steps to realize internal cost savings, including aligning our staffing needs based on our current and expected future levels of operations and process streamlining.

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivables, net. At June 30, 2022, we had cash and cash equivalents of $442.6 million and accounts receivables, net of $23.1 million.

At June 30, 2022, we had $150.0 million available under our "at the market" sales program which permits us to conduct "at the market" sales of our common stock under the Sales Agreement.

Cash flow information is as follows (in thousands):

	Six months ended June 30,
	2022	2021
Cash provided by (used in):
Operating activities	$21,822	$120,047
Investing activities	(17,169)	(47,650)
Financing activities	(65,232)	(9,179)

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $21.8 million of net cash provided by continuing operating activities during the six months ended June 30, 2022 was primarily due to income from continuing operations adjusted for non-cash items of $42.8 million offset by cash used by changes in operating assets and liabilities of $21.0 million.

The $120.0 million of net cash provided by continuing operating activities during the six months ended June 30, 2021 was primarily due to income from continuing operations adjusted for non-cash items of $79.7 million and cash provided by changes in operating assets and liabilities of $40.4 million.

Investing activities

For the six months ended June 30, 2022, investing activities resulted in a net cash outflow of $17.2 million, primarily due to $11.4 million for purchases of equity securities and $6.4 million of expenditures for property and equipment.

For the six months ended June 30, 2021, investing activities resulted in a net cash outflow of $47.7 million, primarily due to $41.1 million of contributions for capital calls and $5.6 million of expenditures for property and equipment.

Financing activities

For the six months ended June 30, 2022, financing activities resulted in a net cash outflow of $65.2 million primarily due to $60.1 million for repurchases of our common stock and Series A-1 preferred stock under the Repurchase Program and $3.5 million for payment of taxes withheld upon vesting of restricted stock.

For the six months ended June 30, 2021, financing activities resulted in a net cash outflow of $9.2 million primarily due to $7.8 million for payment of taxes withheld upon vesting of restricted stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2022 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$11,921	$8,072	$3,516	$333	$—
Loan agreements (2)	51,963	5,264	5,149	2,968	38,582
Total contractual cash obligations	$63,884	$13,336	$8,665	$3,301	$38,582
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

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of June 30, 2022, accrued tax contingencies were $3.5 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

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

Change in estimate of average transit times (days)

Our revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates, which can be further impacted by uncertainty, volatility, and any disruption to our carriers caused by certain macroeconomic conditions, such as the COVID-19 pandemic, supply chain challenges, inflation, rising interest rates, or the current conflict between Russia and Ukraine.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended June 30, 2022
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(15,688)	$(3,247)
1	$(8,980)	$(1,860)
As reported	As reported	As reported
-1	$5,909	$1,216
-2	$10,556	$2,174

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

Investment Risk

The fair values of our equity securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At June 30, 2022, our recorded value in equity securities in public and private companies was $350.6 million, of which $398,000 relates to publicly traded companies, recorded at fair value, which are subject to market price volatility. We have elected to account for certain of our equity method securities using the fair value option. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

There were no changes in either our disclosure controls and procedures or our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting. We have not experienced any material impact to our disclosure controls and procedures or our internal controls over financial reporting despite the fact that most of our corporate employees have moved to a more permanent remote/hybrid working environment.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, the risk factors described in our Form 10-K for the year ended December 31, 2021, and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. We have included risk factors contained in our Form 10-Q for the quarter ended March 31, 2022, with appropriate revisions, and have added new risk factors. We have not repeated risk factors contained in our Form 10-K for the year ended December 31, 2021, which are incorporated herein by reference. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2021.

Global conflict, increasing tensions between the United States and Russia, and other effects of the ongoing conflict in Ukraine, could negatively impact our business, results of operations, and financial condition.

Global conflict could increase costs and limit availability of fuel, energy, and other resources we depend upon for our business operations. For example, while we do not operate in Russia or Ukraine, the increasing tensions between the United States and Russia and the other effects of the ongoing conflict in Ukraine, have resulted in many broader economic impacts such as the United States imposing sanctions and bans against Russia and Russian products imported into the United States. Such sanctions and bans have impacted and may continue to impact commodity pricing such as fuel and energy costs, making it more expensive for us and our partners to deliver products to our customers. Further sanctions, bans or other economic actions in response to the ongoing conflict in Ukraine or in response to any other global conflict could result in an increase in costs, further disruptions to our supply chain, and a lack of consumer confidence resulting in reduced demand. While the extent of such items is not presently known, any of them could negatively impact our business, results of operations, and financial condition.

Numerous economic factors, including a recession, other economic downturns, inflation, our increasing exposure to the U.S. housing industry, and the potential for a decrease in consumer spending, could adversely affect us.

Economic conditions, including a recession, other economic downturns, inflation, and weakness in the U.S. housing industry, could decrease consumer discretionary spending and adversely affect our financial performance. Consumer prices for all items rose seven percent from December 2020 to December 2021, the largest percent change since 1981. Rising inflation rates have led to increased interest rates. We believe that our sales of home-related products are affected by the strength of the U.S. housing industry. A recession or other economic downturns, in particular in the U.S. housing industry, could have a material adverse effect on our financial results, business, and prospects. Similarly, a substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Difficult macroeconomic conditions also impact our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, fuel and energy costs, tax rates, and consumer debt levels could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our financial results, business, and prospects.

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

Our decision to eliminate our assortment of non-home goods offered for sale on our website in order to increase Overstock's brand association with "home" expertise, has resulted in reduced revenues which we have not yet been able to fully offset. It has also ended business relationships with certain suppliers who have a duty to defend or indemnify us but may not honor those duties. We may not be able to fully offset these lost revenues in the future by broadening our assortment of home goods, or otherwise, which could have a material adverse impact on our business, results of operations, or financial condition.

If governmental entities or providers of consumer devices and internet browsers further restrict or regulate the use of “cookie” tracking technologies, the amount or accuracy of online user information we collect could decrease, which could harm our business and operating results.

Various federal, state and international governmental entities have enacted or are considering enacting legislation or regulations that could significantly restrict the ability of companies to use proprietary or third-party "cookies" and other methods of online tracking for behavioral advertising. For example, some governmental agencies have regulated the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented or plan to implement methods of making it easier for Internet users to prevent the placement of cookies, to block other tracking technologies or to require new permissions from users for certain activities, which have impacted us in the past and have the potential to significantly reduce the effectiveness of such practices and technologies in the future. Any further restriction on the use of cookies and other online tracking and advertising practices could limit our ability to effectively acquire new customers and consequently, materially adversely affect our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of shares of our common stock and Series A-1 preferred stock made during the quarter ended June 30, 2022 (in thousands, except share and per share data):

Period	Total Number of Common Shares Purchased	Total Number of Series A-1 Preferred Shares Purchased	Average Price Paid per Common Share	Average Price Paid per Series A-1 Preferred Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs(1)
April 1 - 30	—	—	$—	$—	—	$74,835
May 1 - 31	717,442	1,601	$30.27	$31.30	719,043	$53,054
June 1 - 30	417,883	—	$31.40	$—	417,883	$39,923
Total	1,135,325	1,601			1,136,926
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
3.1
Certificate of Amendment of the Amended and Restated Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 14, 2022.

3.2
Certificate of Amendment of the Amended and Restated Certificate of Designation of Voting Series B Preferred Stock of Overstock.com, Inc., incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 14, 2022.

3.3
Certificate of Elimination of the Amended and Restated Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc., incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on June 14, 2022.

3.4
Certificate of Elimination of the Amended and Restated Certificate of Designation of Voting Series B Preferred Stock of Overstock.com, Inc., incorporated by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K filed on June 14, 2022.

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

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).
______________________________________
    * Filed herewith.
    ** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 2, 2022	OVERSTOCK.COM, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)