Form 10-Q
period 2022-09-30
OVERSTOCK.COM, INC
filed 2022-11-01
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022

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

45,739,758 shares of the registrant's common stock, par value $0.0001, are outstanding on October 28, 2022.

OVERSTOCK.COM, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2022

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
•any negative business impacts associated with our exit from non-home categories;
•any inability to attract and/or retain key personnel;
•any inability to effectively remediate previously identified material weaknesses in our internal control over financial reporting and any inability to maintain effective internal controls;
•any inability to generate and maintain unpaid natural traffic to our Website;
•the lasting impact that the COVID-19 pandemic, or the impact of other wide-spread disease or illness, may have on our business and the industries in which we operate;
•any negative impact from most of our workforce working on a remote or hybrid schedule;
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
•negative global economic consequences of global conflict, including the ongoing tensions between the United States and Russia, and other effects of the ongoing conflict in Ukraine;
•the impact that any government policies, mandates, or regulations, including those created in response to COVID-19, the climate, or taxes, could have on our business;
•any challenges that would result in the event of any loss of functionality or unavailability of our Website or reduced performance of our transaction systems;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$427,530	$503,341
Restricted cash	204	25
Accounts receivable, net of allowance for credit losses of $3,000 and $2,429	20,753	21,190
Inventories	6,070	5,137
Prepaids and other current assets	20,746	22,097
Total current assets	475,303	551,790
Property and equipment, net	107,180	109,479
Deferred tax assets, net	40,726	40,035
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $93,407 and $102,529	311,356	342,682
Operating lease right-of-use assets	8,790	12,584
Other long-term assets, net	2,720	3,236
Total assets	$952,235	$1,065,966
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$84,650	$102,293
Accrued liabilities	88,834	101,902
Unearned revenue	51,052	59,387
Operating lease liabilities, current	5,283	5,402
Other current liabilities	3,467	3,349
Total current liabilities	233,286	272,333
Long-term debt, net	35,369	37,984
Operating lease liabilities, non-current	4,138	7,960
Other long-term liabilities	2,797	3,303
Total liabilities	275,590	321,580
Commitments and contingencies (Note 9)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	September 30, 2022	December 31, 2021
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A-1, issued and outstanding - 0 and 4,204	—	—
Series B, issued and outstanding - 0 and 357	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 51,071 and 46,625
Outstanding shares - 45,740 and 43,023	5	4
Additional paid-in capital	977,790	960,544
Accumulated deficit	(158,318)	(136,590)
Accumulated other comprehensive loss	(525)	(537)
Treasury stock at cost - 5,331 and 3,602	(142,307)	(79,035)
Total stockholders' equity	676,645	744,386
Total liabilities and stockholders' equity	$952,235	$1,065,966

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenue	$460,279	$689,390	$1,524,438	$2,143,787
Cost of goods sold	352,807	532,682	1,170,649	1,658,729
Gross profit	107,472	156,708	353,789	485,058
Operating expenses
Sales and marketing	53,520	75,650	169,973	234,460
Technology	29,628	31,178	93,159	92,084
General and administrative	18,665	21,031	61,002	66,562
Total operating expenses	101,813	127,859	324,134	393,106
Operating income	5,659	28,849	29,655	91,952
Interest income (expense), net	976	(139)	966	(424)
Other expense, net	(46,283)	(79)	(48,378)	(7)
Income (loss) from continuing operations before income taxes	(39,648)	28,631	(17,757)	91,521
Provision (benefit) for income taxes	(2,653)	(1,795)	1,968	(47,328)
Income (loss) from continuing operations	(36,995)	30,426	(19,725)	138,849
Income from discontinued operations, net of income taxes	—	—	—	217,246
Consolidated net income (loss)	$(36,995)	$30,426	$(19,725)	$356,095
Less: Net loss attributable to noncontrolling interests—discontinued operations	—	—	—	(335)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(36,995)	$30,426	$(19,725)	$356,430
Consolidated net income (loss) per share of common stock:
Net income (loss) attributable to common shares—basic
Continuing operations	$(0.81)	$0.64	$(0.46)	$2.91
Discontinued operations	—	—	—	4.58
Total	$(0.81)	$0.64	$(0.46)	$7.49
Net income (loss) attributable to common shares—diluted
Continuing operations	$(0.81)	$0.63	$(0.46)	$2.89
Discontinued operations	—	—	—	4.54
Total	$(0.81)	$0.63	$(0.46)	$7.43
Weighted average shares of common stock outstanding:
Basic	45,708	43,014	43,954	42,970
Diluted	45,708	43,324	43,954	43,320

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Consolidated net income (loss)	$(36,995)	$30,426	$(19,725)	$356,095
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $0, $0, and $0	4	4	12	12
Other comprehensive income	4	4	12	12
Comprehensive income (loss)	(36,991)	30,430	(19,713)	356,107
Less: Comprehensive loss attributable to noncontrolling interests—discontinued operations	—	—	—	(335)
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$(36,991)	$30,430	$(19,713)	$356,442

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of period	51,026	46,607	46,625	46,331
Common stock issued upon vesting of restricted stock	3	3	264	279
Common stock issued for ESPP purchases	42	—	84	—
Conversion of preferred stock	—	—	4,098	—
Balance at end of period	51,071	46,610	51,071	46,610
Shares of treasury stock
Balance at beginning of period	5,331	3,595	3,602	3,563
Repurchases of common stock	—	—	1,652	—
Tax withholding upon vesting of employee stock awards	—	1	77	80
Sale of treasury stock	—	—	—	(47)
Balance at end of period	5,331	3,596	5,331	3,596
Total shares of common stock outstanding	45,740	43,014	45,740	43,014
Common stock
Balance at beginning of period	$5	$4	$4	$4
Conversion and elimination of preferred stock	—	—	1	—
Balance at end of period	$5	$4	$5	$4

Shares of Series A-1 preferred stock issued
Balance at beginning of period	—	4,204	4,204	4,204
Conversion and elimination of preferred stock	—	—	(4,204)	—
Balance at end of period	—	4,204	—	4,204
Shares of treasury stock
Balance at beginning of period	—	—	—	—
Repurchases of shares	—	—	7	—
Conversion and elimination of preferred stock	—	—	(7)	—
Balance at end of period	—	—	—	—
Total shares of Series A-1 preferred stock outstanding	—	4,204	—	4,204
Shares of Series B preferred stock issued and outstanding
Balance at beginning of period	—	357	357	357
Conversion and elimination of preferred stock	—	—	(357)	—
Balance at end of period	—	357	—	357
Preferred stock	$—	$—	$—	$—

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Additional paid-in capital
Balance at beginning of period	$972,845	$954,518	$960,544	$970,873
Stock-based compensation to employees and directors	4,056	2,542	13,390	8,216
Common stock issued for ESPP purchases	889	—	2,779	—
Conversion and elimination of preferred stock	—	—	1,043	—
Sale of treasury stock	—	—	—	2,726
Subsidiary equity award tender offer	—	—	—	(2,130)
Change in noncontrolling interest ownership	—	—	—	(22,625)
Other	—	—	34	—
Balance at end of period	$977,790	$957,060	$977,790	$957,060
Accumulated deficit
Balance at beginning of period	$(121,323)	$(199,229)	$(136,590)	$(525,233)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	(36,995)	30,426	(19,725)	356,430
Dividend issued upon conversion and elimination of preferred stock	—	—	(1,697)	—
Conversion and elimination of preferred stock	—	—	(306)	—
Balance at end of period	$(158,318)	$(168,803)	$(158,318)	$(168,803)
Accumulated other comprehensive loss
Balance at beginning of period	$(529)	$(545)	$(537)	$(553)
Net other comprehensive income	4	4	12	12
Balance at end of period	$(525)	$(541)	$(525)	$(541)
Treasury stock
Balance at beginning of period	$(142,288)	$(78,568)	$(79,035)	$(71,399)
Repurchases of common stock and Series A-1 preferred shares	—	—	(60,077)	—
Tax withholding upon vesting of employee stock awards	(19)	(38)	(3,501)	(7,850)
Conversion and elimination of preferred stock	—	—	306	—
Sale of treasury stock	—	—	—	643
Balance at end of period	(142,307)	(78,606)	(142,307)	(78,606)
Total equity attributable to stockholders of Overstock.com, Inc.	$676,645	$709,114	$676,645	$709,114

Equity attributable to noncontrolling interests
Balance at beginning of period	$—	$—	$—	$62,634
Net loss attributable to noncontrolling interests	—	—	—	(335)
Change in noncontrolling interest ownership	—	—	—	22,625
Deconsolidation of subsidiaries	—	—	—	(84,924)
Total equity attributable to noncontrolling interests	$—	$—	$—	$—

Total stockholders' equity	$676,645	$709,114	$676,645	$709,114

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Consolidated net income (loss)	$(19,725)	$356,095
Income from discontinued operations, net of income taxes	—	(217,246)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,480	14,332
Non-cash operating lease cost	4,138	3,758
Stock-based compensation to employees and directors	13,390	7,649
Increase in deferred income taxes, net	(691)	(51,749)
Loss from equity method securities	49,227	711
Other non-cash adjustments	97	689
Changes in operating assets and liabilities:
Accounts receivable, net	745	(2,305)
Inventories	(933)	461
Prepaids and other current assets	1,991	3,259
Other long-term assets, net	(1,004)	(1,050)
Accounts payable	(17,360)	14,831
Accrued liabilities	(11,633)	(19,945)
Unearned revenue	(8,335)	(6,959)
Operating lease liabilities	(4,285)	(3,891)
Other long-term liabilities	(506)	1,444
Net cash provided by continuing operating activities	17,596	100,084
Net cash used in discontinued operating activities	—	(17,128)
Net cash provided by operating activities	17,596	82,956
Cash flows from investing activities:
Purchase of equity securities	(18,920)	—
Contributions for capital calls	—	(41,122)
Capital distribution from investment	1,224	—
Expenditures for property and equipment	(9,724)	(9,658)
Other investing activities, net	(584)	(1,281)
Net cash used in continuing investing activities	(28,004)	(52,061)
Net cash used in discontinued investing activities	—	(29,703)
Net cash used in investing activities	(28,004)	(81,764)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine months ended September 30,
	2022	2021
Cash flows from financing activities:
Repurchase of shares	(60,077)	—
Payments on long-term debt	(2,570)	(2,191)
Payments of taxes withheld upon vesting of employee stock awards	(3,501)	(7,850)
Proceeds from employee stock purchase plan	924	—
Other financing activities, net	—	(1)
Net cash used in continuing financing activities	(65,224)	(10,042)
Net cash provided by discontinued financing activities	—	2,085
Net cash used in financing activities	(65,224)	(7,957)
Net decrease in cash, cash equivalents, and restricted cash	(75,632)	(6,765)
Cash, cash equivalents, and restricted cash, beginning of period, inclusive of cash balances of discontinued operations	503,366	519,181
Cash, cash equivalents, and restricted cash, end of period, inclusive of cash balances of discontinued operations	427,734	512,416
Less: Cash, cash equivalents, and restricted cash of discontinued operations	—	—
Cash, cash equivalents, and restricted cash, end of period	$427,734	$512,416

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Overstock.com, Inc. is a leading online furniture and home furnishings retailer and technology-focused innovator that sells products at a smart value. Our online shopping site offers a wide selection of quality furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. Overstock.com, which receives tens of millions of visits per month, provides customers access to millions of products from third-party partners. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise. As used herein, the term "Website" refers to the Company's internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com and the Company's mobile app.

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

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

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

Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. The operating results for Medici Ventures Inc. ("Medici Ventures") and tZERO Group, Inc. ("tZERO"), our former subsidiaries, for the periods prior to their deconsolidation have been reflected in our consolidated statements of operations as discontinued operations for all periods presented. Certain prior period data, primarily related to discontinued operations, have been reclassified in the consolidated financial statements and accompanying notes to conform to the current period presentation. See Note 3—Discontinued Operations for further information.

Out of period adjustments

In the third quarter of 2022, the Company recorded immaterial out-of-period adjustments primarily related to an error arising from the use of incomplete third-party information utilized in the valuation of our equity method securities, which impacted those values in the first and second quarters of 2022. This resulted in a $31.4 million increase in other expense and a $3.6 million increase of income tax benefit resulting in a $27.8 million increase of net loss for the quarter ended September 30, 2022, with no net impact to the nine months ended September 30, 2022. Management has determined that this adjustment was not material to any of its previously issued financial statements.

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, Club O and gift card breakage, sales returns, inventory valuation, depreciable lives and valuation of property and equipment, and internally-developed software, goodwill valuation, intangible asset valuation, equity securities valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities, and contingencies.

Our estimates involve, among other items, forecasted revenues, sales volume, pricing, cost and availability of inventory, cost and availability of labor supply, consumer demand and spending habits, and the continued operations of our supply chain and logistics network. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, the variability of these factors depends on a number of factors, including uncertainty associated with macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, or the current conflict between Russia and Ukraine, how long these conditions will persist, what additional regulations may be introduced or reintroduced by governments or private parties or what effect any such additional regulations may have on our business and thus our accounting estimates may change from period to period. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

3. DISCONTINUED OPERATIONS

On January 25, 2021, we entered into an agreement with Medici Ventures, Pelion MV GP, L.L.C. ("Pelion"), and Pelion, Inc., pursuant to which Medici Ventures converted to a Delaware limited partnership (the "Partnership") and Pelion became the sole general partner of the Partnership, and we became the limited partner of the Partnership. The term of the Partnership is eight years. A tZERO debt conversion was completed during the quarter ended March 31, 2021, following which Medici Ventures and Overstock held approximately 42% and 41%, respectively, of tZERO's outstanding common stock. On April 23, 2021, we entered into the Limited Partnership Agreement with Pelion, pursuant to which Pelion became the sole general partner, holding a 1% equity interest in the Partnership, and Overstock became a limited partner, holding a 99% equity interest in the Partnership. Our retained equity interests in these entities are classified as equity method securities as we are deemed to have significant influence, but not control, over these entities through holding more than a 20% interest in the entity. See Note 6—Equity Securities for further information. The operating results for the periods prior to the April 23, 2021 deconsolidation of Medici Ventures and tZERO have been reflected in our consolidated statements of operations as discontinued operations for all periods presented.

Results of discontinued operations through the transaction date were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenue	$—	$—	$—	$17,394
Cost of goods sold	—	—	—	13,716
Gross profit	—	—	—	3,678
Operating expenses
Technology	—	—	—	7,133
Selling, general, and administrative	—	—	—	13,509
Total operating expenses	—	—	—	20,642
Operating loss from discontinued operations	—	—	—	(16,964)
Interest income, net	—	—	—	192
Other income, net	—	—	—	4,081
Gain on deconsolidation	—	—	—	243,541
Income from discontinued operations before income taxes	—	—	—	230,850
Provision for income taxes	—	—	—	13,604
Net income from discontinued operations	$—	$—	$—	$217,246
Less: Net loss attributable to noncontrolling interests from discontinued operations	—	—	—	(335)
Net income from discontinued operations attributable to stockholders of Overstock.com, Inc.	$—	$—	$—	$217,581

4. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$250,889	$250,889	$—	$—
Equity securities, at fair value	93,407	380	—	93,027
Trading securities held in a "rabbi trust" (1)	328	328	—	—
Total assets	$344,624	$251,597	$—	$93,027
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$328	$328	$—	$—
Total liabilities	$328	$328	$—	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$—	$—	$—	$—
Equity securities, at fair value	102,529	174	—	102,355
Trading securities held in a "rabbi trust" (1)	179	179	—	—
Total assets	$102,708	$353	$—	$102,355
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$188	$188	$—	$—
Total liabilities	$188	$188	$—	$—
 ___________________________________________
(1)    — Trading securities held in a rabbi trust are included in Other long-term assets, net in the consolidated balance sheets.
(2)    — Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

The following table provides activity for our Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2020	$—
Increase due to acquisition of Level 3 investments	99,723
Increase in fair value of Level 3 investments	2,632
Level 3 investments at December 31, 2021	102,355
Increase due to acquisition of Level 3 investments	18,920
Decrease in fair value of Level 3 investments	(28,248)
Level 3 investments at September 30, 2022	$93,027

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer hardware and software, including internal-use software and website development	$233,847	$225,256
Building	69,350	69,293
Furniture and equipment	12,446	12,067
Land	12,781	12,781
Leasehold improvements	2,700	2,601
Building machinery and equipment	9,791	9,809
Land improvements	7,025	7,025
	347,940	338,832
Less: accumulated depreciation	(240,760)	(229,353)
Total property and equipment, net	$107,180	$109,479

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Capitalized internal-use software and website development	$1,714	$1,925	$5,826	$5,387
Depreciation of internal-use software and website development	1,684	1,907	4,965	5,489

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$171	$148	$509	$449
Technology	2,997	3,210	9,143	10,679
General and administrative	953	1,000	2,785	3,134
Total depreciation	$4,121	$4,358	$12,437	$14,262

6. EQUITY SECURITIES

Our equity securities accounted for under the equity method under ASC 323 include equity securities in which we can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity. During the nine months ended September 30, 2022, we completed our investment of an additional $15 million in tZERO through their Series B financing round led by the Intercontinental Exchange. We also invested $3.9 million in SpeedRoute, LLC ("SpeedRoute"), a former subsidiary of tZERO, which provides connectivity to tZERO's registered broker-dealer clients to U.S. equity exchanges and off-exchange sources of liquidity. The following table includes our equity securities accounted for under the equity method and related ownership interest as of September 30, 2022:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	29%
SpeedRoute, LLC	49%

The carrying amount of our equity method securities was $311.0 million at September 30, 2022, which is included in Equity securities on our consolidated balance sheets, of which $93.0 million is valued under the fair value option (tZERO and SpeedRoute). These investments are valued using Level 3 inputs, which represents 27.0% of assets measured at fair value. For our investments in Medici Ventures, tZERO, and SpeedRoute there is no difference in the carrying amount of the assets and liabilities and our maximum exposure to loss, and there is no difference between the carrying amount of our investment in Medici Ventures and the amount of underlying equity we have in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in Other expense, net in our consolidated statements of operations (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Net loss recognized on our proportionate share of the net loss of our equity method securities	$(17,231)	$(20,979)
Decrease in fair value of equity method securities held under fair value option	(29,413)	(28,248)

Regulation S-X Rule 10-01(b)(1)

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered "significant subsidiaries". Summarized income statement information of an equity method investee is required in an interim report if the significance criteria are met as defined under SEC guidance. For the period ended September 30, 2022, this threshold was met for the Company's equity investment in tZERO.

The following is unaudited summarized financial information for tZERO (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Results of Operations
Revenues	$732	$2,292
Pre-tax loss	(19,292)	(32,739)
Net loss	(19,362)	(32,558)

7. BORROWINGS

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

As of September 30, 2022, the total outstanding debt on these loans was $38.8 million, net of $429,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $3.5 million.

Both loans include certain financial and non-financial covenants and are secured by our corporate headquarters and the related land and rank senior to stockholders. The financial covenants require that Overstock maintain a net worth in excess of $30 million and minimum liquid assets of $3 million for so long as the Mezzanine Note is outstanding and is reduced to maintaining a net worth in excess of $15 million and minimum liquid assets of $1 million for the remainder of the term that the Senior Note is outstanding. We are in compliance with our debt covenants and continue to monitor our ongoing compliance with our debt covenants.

8. LEASES

We have operating leases for warehouses, office space, and data centers. Our leases have remaining lease terms of one year to five years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year.

The components of lease expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,507	$1,457	$4,585	$5,095
Variable lease cost	291	513	1,053	1,229

The following table provides a summary of other information related to leases (in thousands):

	Nine months ended September 30,
	2022	2021
Cash payments included in operating cash flows from lease arrangements	$4,776	$5,007
Right-of-use assets obtained in exchange for new operating lease liabilities	344	355
Derecognition of right-of-use assets due to reassessment of lease term	—	527

The following table provides supplemental balance sheet information related to leases:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term—operating leases	2.14 years	2.72 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of September 30, 2022, are as follows (in thousands):

Payments due by period	Amount
2022 (Remainder)	$1,543
2023	4,935
2024	2,831
2025	685
2026	250
Thereafter	83
Total lease payments	10,327
Less interest	906
Present value of lease liabilities	$9,421

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

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former Chief Executive Officer and former Chief Financial Officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), and Section 20A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming us and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our President, our former Chief Executive Officer, and our former Chief Financial Officer. We filed a motion to dismiss and, on September 28, 2020, the court granted our motion and entered judgment in our favor. The plaintiffs filed a motion to amend their complaint on October 23, 2020 and filed a notice of appeal on October 26, 2020. The United States District Court of Utah granted the plaintiffs' motion to amend their complaint on January 6, 2021, and the Tenth Circuit Court dismissed the plaintiffs' appeal on January 8, 2021. The plaintiffs filed their amended complaint on January 11, 2021. We filed a motion to dismiss plaintiffs' amended complaint, and on September 20, 2021, the court granted our motion and entered judgment in our favor. On October 18, 2021, the plaintiffs filed a Notice of Appeal, appealing the ruling of the district court to the United States Court of Appeals for the Tenth Circuit. The plaintiffs filed their opening brief in the Tenth Circuit on January 26, 2022. We filed a responsive appellate brief on March 30, 2022. The plaintiffs' reply appellate brief was filed on April 20, 2022. We are awaiting a date for oral argument from the Tenth Circuit for this appeal. No estimates of the possible losses or range of losses can be made at this time. We intend to continue to vigorously defend this consolidated action.

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

We establish liabilities when a particular contingency is probable and estimable. At September 30, 2022 and December 31, 2021, we have accrued $179,000 and $165,000, respectively, which are included in Accrued liabilities in our consolidated balance sheets. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

JonesTrading Sales Agreement

Our Amended and Restated Capital on DemandTM Sales Agreement (the "Sales Agreement"), dated June 26, 2020, with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"), provides that we may conduct "at the market" sales of our common stock. Under the Sales Agreement, JonesTrading and D.A. Davidson, acting as our agents, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. For the nine months ended September 30, 2022 and 2021, we did not sell any shares of our common stock pursuant to the Sales Agreement. As of September 30, 2022, we had $150.0 million available under our "at the market" sales program.

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

During the three months ended September 30, 2022, we did not repurchase any shares of our common stock under the Repurchase Program. During the nine months ended September 30, 2022, we repurchased $59.8 million of our common stock and $306,000 of our Series A-1 preferred stock under the Repurchase Program at average prices of $36.16 and $42.16 per share, respectively. As of September 30, 2022, we had $39.9 million available for future share repurchases under our current repurchase authorization through December 31, 2023. During the nine months ended September 30, 2022, we retired 7,244 shares of our Series A-1 preferred stock treasury stock which had been previously repurchased under the Repurchase Program. The retirement increased Accumulated deficit by $306,000.

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

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$32	$27	$99	$58
Sales and marketing	5	89	595	684
Technology	1,735	959	5,517	2,482
General and administrative	2,284	1,467	7,179	4,425
Total stock-based compensation	$4,056	$2,542	$13,390	$7,649

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

The following table summarizes restricted stock award activity (in thousands, except per share data):

	Nine months ended September 30, 2022
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	663	$56.37
Granted at fair value	616	42.80
Vested	(264)	36.60
Forfeited	(182)	57.61
Outstanding—end of period	833	$52.36

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

The maximum number of shares of common stock that may be issued under the ESPP in aggregate is 3.0 million shares. During the nine months ended September 30, 2022, 83,570 shares were purchased at an average purchase price per share of $35.41. At September 30, 2022, approximately 2.9 million shares of common stock remained available under the ESPP.

The ESPP is considered a compensatory plan and the fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model and expense will be recognized straight-line over the 24-month offering period. For the three and nine months ended September 30, 2022, we recognized $576,000 and $1.8 million, respectively, in share-based compensation expense related to the ESPP, which is included in the stock compensation expense table above combined with the expense associated with our restricted stock units.

13. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2020	$72,165
Increase due to deferral of revenue at period end, net	51,384
Decrease due to beginning contract liabilities recognized as revenue	(64,162)
Unearned revenue at December 31, 2021	59,387
Increase due to deferral of revenue at period end, net	38,066
Decrease due to beginning contract liabilities recognized as revenue	(46,401)
Unearned revenue at September 30, 2022	$51,052

Our total unearned revenue related to outstanding Club O Reward dollars was $11.4 million and $10.0 million at September 30, 2022 and December 31, 2021, respectively. Breakage income related to Club O Reward dollars and gift cards is recognized in Net revenue in our consolidated statements of operations. Breakage included in revenue was $1.1 million and $2.5 million for the three months ended September 30, 2022 and 2021 and $3.3 million and $5.3 million for the nine months ended September 30, 2022 and 2021. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2020	$19,190
Additions to the allowance	237,622
Deductions from the allowance	(242,889)
Allowance for returns at December 31, 2021	13,923
Additions to the allowance	126,858
Deductions from the allowance	(128,540)
Allowance for returns at September 30, 2022	$12,241

14. NET INCOME (LOSS) PER SHARE

Our Series A-1 preferred stock and Series B preferred stock (collectively, the "preferred shares") were considered participating securities, and as a result, net income (loss) per share has historically been calculated using the two-class method. Under this method, we give effect to preferred dividends and then allocate remaining net income (loss) attributable to our stockholders to both common shares and participating securities (based on the percentages outstanding) in determining net income (loss) per common share.

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shares (after allocating between common shares and participating securities) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shares (after allocating between participating securities and common shares) by the weighted average number of common and potential common shares outstanding during the period (after allocating total dilutive shares between our common shares outstanding and our preferred shares outstanding). Potential common shares, comprising incremental common shares issuable from the employee stock purchase plan and restricted stock awards are included in the calculation of diluted net income (loss) per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Income (loss) from continuing operations	$(36,995)	$30,426	$(19,725)	$138,849
Less: Preferred stock dividends—issued	—	182	1,697	547
Undistributed income (loss) from continuing operations	(36,995)	30,244	(21,422)	138,302
Less: Undistributed income (loss) allocated to participating securities	—	2,899	(1,227)	13,269
Net income (loss) from continuing operations attributable to common stockholders	$(36,995)	$27,345	$(20,195)	$125,033

Income from discontinued operations	$—	$—	$—	$217,581
Less: Undistributed income allocated to participating securities	—	—	—	20,876
Net income from discontinued operations attributable to common stockholders	—	—	—	196,705
Net income (loss) attributable to common stockholders	$(36,995)	$27,345	$(20,195)	$321,738

Denominator:
Weighted average shares of common stock outstanding—basic	45,708	43,014	43,954	42,970
Effect of dilutive securities:
Restricted stock awards	—	310	—	350
Weighted average shares of common stock outstanding—diluted	45,708	43,324	43,954	43,320

Net income (loss) from continuing operations per share of common stock:
Basic	$(0.81)	$0.64	$(0.46)	$2.91
Diluted	$(0.81)	$0.63	$(0.46)	$2.89
Net income from discontinued operations per share of common stock:
Basic	$—	$—	$—	$4.58
Diluted	$—	$—	$—	$4.54
Net income (loss) per share of common stock:
Basic	$(0.81)	$0.64	$(0.46)	$7.49
Diluted	$(0.81)	$0.63	$(0.46)	$7.43

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Restricted stock units	833	2	833	189
Employee stock purchase plan	95	46	95	15

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

We are an online furniture and home furnishings retailer and technology-focused innovator. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Overview

Overstock provides furniture and home furnishings to assist consumers in "Making Dream Homes Come True," particularly for our target customers—consumers who seek smart value on quality, stylish furniture and home furnishings at competitive prices, and who want an easy shopping experience. We believe that the furniture and home furnishings market, which is highly fragmented and has traditionally been served by brick-and-mortar stores, will continue transitioning to online sales as consumers become increasingly comfortable shopping online. We regularly update our product assortment to meet the evolving preferences of our customers and current trends. Our products include furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. We sell our products and services primarily through our internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com (referred to collectively as the "Website") and through our mobile app. Nearly all of our retail sales through our Website were from transactions in which we fulfilled orders through our network of manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our suppliers or from our warehouses. Our warehouses primarily fulfill orders from direct sales of our partners' owned inventory, including some customer returns of partner products.

Strategies for our Business

Our business initiatives and objectives enable our vision of "Making Dream Homes Come True" by focusing on our three brand pillars: "Product Findability," "Smart Value," and "Easy Delivery and Support." These include increasing our home assortment to improve our brand association with home, making it easier for our customers to find and view a broad assortment of products, increasing mobile app adoption, driving higher customer retention and brand loyalty, and optimizing our marketing efforts to grow the Overstock brand association with home. In addition to these key objectives, we are focused on growing our Canadian customer base and market share by improving and showcasing our brand pillars of "Product Findability," "Smart Value," and "Easy Delivery and Support."

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

Revenue decreased 33.2% for the three months ended September 30, 2022, compared to the same period in 2021. This decrease was primarily due to a 41% decrease in the number of customer orders delivered, partially offset by a 13% increase in average order value driven by a continued product mix shift into furniture and home furnishings categories. This decreased order activity was largely driven by the absence of pandemic-related shopping behavior as seen in the prior year, the impact of macroeconomic factors including a heightened inflationary environment and uncertainty impacting consumer sentiment, a shift in consumer spending preferences, and our strategy to exit non-home categories.

Gross profit decreased 31.4% for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to lower sales and partially offset by an increase in gross margin. Gross margin increased to 23.3% for the three months ended September 30, 2022, compared to 22.7% for the same period in 2021, primarily due to operational efficiencies in merchandising and customer service, increased advertising revenue, and our marketing allowance program. The increase was partially offset by higher discounting.

Sales and marketing expenses as a percentage of revenue increased from 11.0% for the three months ended September 30, 2021 to 11.6% for the three months ended September 30, 2022, primarily due to increased social media and display advertising, partially offset by decreased costs associated with keywords and broadcast media.

Technology expenses totaled $29.6 million for the three months ended September 30, 2022, a $1.6 million decrease compared to the three months ended September 30, 2021, primarily due to a reduction in staff-related expenses, including accrued bonuses.

General and administrative expenses decreased $2.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by reduced legal and other third-party expenses, partially offset by increased staff-related expenses, including share-based compensation.

Our consolidated cash and cash equivalents balance decreased from $503.3 million as of December 31, 2021, to $427.5 million as of September 30, 2022.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends, including the impact caused by global developments such as the current conflict between Russia and Ukraine (including the related heightened geopolitical tensions and economic actions in response thereto by various countries), and their impact on our supply chain, customers, and employees. While we have no operations in or direct exposure to Russia or Ukraine, we believe the conflict between Russia and Ukraine combined with higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during the third quarter of 2022. In addition, we have experienced increased employee turnover, inflation in product costs, higher wages, higher share-based compensation expenses, and higher energy and fuel costs, each at a higher rate than what we have experienced in recent years. However, we continue to work with our partners to limit price increases in response to higher costs and have been able to improve gross margins year over year.

Due to the uncertain and constantly evolving nature and extreme volatility created by these disruptions in the capital markets, we cannot currently predict the long-term impact of these events on our operations and financial results. Nevertheless, as of September 30, 2022, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021, and Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021.

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenue	$460,279	$689,390	$1,524,438	$2,143,787
Cost of goods sold
Product costs and other cost of goods sold	334,932	506,234	1,109,909	1,576,696
Merchant fees, customer service, and other	17,875	26,448	60,740	82,033
Total cost of goods sold	352,807	532,682	1,170,649	1,658,729
Gross profit	$107,472	$156,708	$353,789	$485,058
Year-over-year percentage changes
Net revenue	(33.2)%		(28.9)%
Gross profit	(31.4)%		(27.1)%
Percent of total net revenue
Cost of goods sold
Product costs and other cost of goods sold	72.8%	73.4%	72.8%	73.5%
Merchant fees, customer service, and other	3.9%	3.8%	4.0%	3.8%
Total cost of goods sold	76.7%	77.3%	76.8%	77.4%
Gross margin	23.3%	22.7%	23.2%	22.6%

The 33.2% decrease in net revenue for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to a 41% decrease in the number of customer orders delivered, partially offset by a 13% increase in average order value driven by a continued product mix shift into furniture and home furnishings categories. This decreased order activity was largely driven by the absence of pandemic-related shopping behavior as seen in the prior year, the impact of macroeconomic factors including a heightened inflationary environment and uncertainty impacting consumer sentiment, a shift in consumer spending preferences, and our strategy to exit non-home categories.

The 28.9% decrease in net revenue for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to a 39% decrease in the number of customer orders, partially offset by a 16% increase in average order value driven by a continued product mix shift into furniture and home furnishings categories. This decreased order activity was largely driven by the absence of pandemic-related shopping behavior as seen in the prior year, the impact of macroeconomic factors including a heightened inflationary environment and uncertainty impacting consumer sentiment, a shift in consumer spending preferences, and our strategy to exit non-home categories.

We cannot estimate the impact that macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, or the current conflict between Russia and Ukraine will have on our business in the future due to the unpredictable nature of the ultimate development and duration of these conditions.

International net revenues were less than 1% of total net revenues for each of the three and nine months ended September 30, 2022 and 2021.

Change in estimate of average transit times (days)

Our revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates, which can be further impacted by uncertainty, volatility, and any disruption to our carriers caused by certain macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, or the current conflict between Russia and Ukraine.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended September 30, 2022
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(13,762)	$(2,742)
1	$(5,348)	$(1,065)
As reported	As reported	As reported
-1	$4,353	$866
-2	$8,164	$1,625

Gross profit and gross margin

Our overall gross margins fluctuate based on changes in supplier cost and/or sales price, including competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; advertising revenue and our marketing allowance program; and operational and fulfillment costs. Merchant fees, customer service, and other (previously labeled "Fulfillment and related costs") include merchant processing fees associated with customer payments made by credit cards and other payment methods and other variable fees, customer service costs, costs incurred to operate and staff our warehouses, including rent and depreciation expense associated with these facilities, costs to receive, inspect, pick, and prepare customer order for delivery, and direct and indirect labor costs including payroll, payroll-related benefits, and stock-based compensation, all of which we include as costs in calculating gross margin. Merchant fees, customer service, and other as a percentage of sales may vary due to several factors, such as our ability to effectively manage merchant fees, customer service costs, and warehouse costs. We believe that some companies in our industry, including some of our competitors, account for merchant fees, customer service, and other costs within operating expenses, and therefore exclude merchant fees, customer service, and other costs from gross margin. As a result, our gross margin may not be directly comparable to others in our industry.

Gross margins for the past seven quarterly periods and fiscal year ending 2021 were:

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	FY 2021	Q1 2022	Q2 2022	Q3 2022
Gross margin	23.3%	22.0%	22.7%	22.7%	22.6%	23.4%	22.9%	23.3%

Gross profit for the three months ended September 30, 2022 decreased 31.4% compared to the same period in 2021, due to lower sales and partially offset by an increase in gross margin. Gross margin increased to 23.3% for the three months ended September 30, 2022, compared to 22.7% for the same period in 2021, primarily due to operational efficiencies in merchandising and customer service, increased advertising revenue, and our marketing allowance program. The increase was partially offset by higher promotional discounting.

Gross profit for the nine months ended September 30, 2022 decreased 27.1% compared to the same period in 2021, primarily due to decreased sales volume and partially offset by an increase in gross margin. Gross margin increased to 23.2% for the nine months ended September 30, 2022, compared to 22.6% for the same period in 2021, primarily due to operational efficiencies in merchandising, advertising revenue, and customer service. The increase was partially offset by higher promotional discounting.

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

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales and marketing expenses	$53,520	$75,650	$169,973	$234,460
Advertising expense included in sales and marketing expenses	51,173	72,356	162,219	224,223
Year-over-year percentage changes
Sales and marketing expenses	(29.3)%		(27.5)%
Advertising expense included in sales and marketing expenses	(29.3)%		(27.7)%
Percentage of net revenues
Sales and marketing expenses	11.6%	11.0%	11.1%	10.9%
Advertising expense included in sales and marketing expenses	11.1%	10.5%	10.6%	10.5%

The 60 basis point increase in sales and marketing expenses as a percent of net revenues for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to increased social media and display advertising, partially offset by decreased costs associated with keywords and broadcast media.

The 20 basis point increase in sales and marketing expenses as a percent of net revenues for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily driven by increased costs associated with paid listing and social media advertisements, partially offset by reduced broadcast media and keyword costs.

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

The following table summarizes our technology expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Technology expenses	$29,628	$31,178	$93,159	$92,084
Year-over-year percentage change
Technology expenses	(5.0)%		1.2%
Technology expenses as a percent of net revenues	6.4%	4.5%	6.1%	4.3%

The $1.6 million decrease in technology expenses for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to a reduction in staff-related expenses, including accrued bonuses.

The $1.1 million increase in technology expenses for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to staff-related expenses, including share-based compensation, to support strategic initiatives and increased cloud adoption. The increase is partially offset by reduced third party spend.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$18,665	$21,031	$61,002	$66,562
Year-over-year percentage change
General and administrative expenses	(11.3)%		(8.4)%
General and administrative expenses as a percent of net revenues	4.1%	3.1%	4.0%	3.1%

The $2.4 million decrease in general and administrative expenses for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily driven by reduced legal and other third-party expenses, partially offset by increased staff-related expenses, including share-based compensation.

The $5.6 million decrease in general and administrative expenses for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily driven by reduced legal, third-party vendor, and facilities-related expenses, partially offset by increased staff-related expenses, including share-based compensation.

Other expense, net

Other expense, net for the three months ended September 30, 2022 was $46.3 million as compared to $79,000 for the three months ended September 30, 2021. The increase was primarily due to $46.6 million of unrealized losses on our equity method securities.

Other expense, net for the nine months ended September 30, 2022 was $48.4 million as compared to $7,000 for the nine months ended September 30, 2021. The increase was primarily due to $49.2 million of unrealized losses on our equity method securities partially offset by $206,000 of unrealized gain on equity securities.

Income taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. We update our estimate of the annual effective tax rate each quarter and make cumulative adjustments if our estimated annual effective tax rate changes.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors including: variability in predicting our pre-tax and taxable income, the mix of jurisdictions to which those items relate, relative changes in expenses or losses for which tax benefits are limited or not recognized, how we do business, fluctuations in our stock price, economic outlook, political climate, and other conditions such as supply chain challenges, inflation, rising interest rates, and the current conflict between Russia and Ukraine. In addition, changes in laws, regulations, and administrative practices will impact our rate. Our effective tax rate can be volatile based on the amount of pre-tax income. For example, the impact of discrete items on our effective tax rate is greater when pre-tax income is lower.

Our provision (benefit) for income tax for the three months ended September 30, 2022 and 2021 was $(2.7) million and $(1.8) million, respectively. The effective tax rate for the three months ended September 30, 2022 and 2021 was 6.7% and (6.3)%, respectively. Our provision (benefit) for income tax for the nine months ended September 30, 2022 and 2021 was $2.0 million and $(47.3) million, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 was (11.1)% and (51.7)%, respectively. Our tax rate and expense increased during the three and nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to the fact we no longer maintain a valuation allowance on most of our federal and state deferred tax assets. Our high effective tax rate for the three and nine months ended September 30, 2022 is primarily attributable to year-to-date unrealized losses on our equity method securities for which no tax benefit can be recognized.

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

Liquidity and Capital Resources

Overview

We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity considering the most recent developments driven by macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, and the current conflict between Russia and Ukraine. We proactively seek opportunities to improve the efficiency of our operations and have in the past and may in the future take steps to realize internal cost savings, including aligning our staffing needs based on our current and expected future levels of operations and process streamlining.

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivables, net. At September 30, 2022, we had cash and cash equivalents of $427.5 million and accounts receivables, net of $20.8 million.

At September 30, 2022, we had $150.0 million available under our "at the market" sales program which permits us to conduct "at the market" sales of our common stock under the Sales Agreement.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Cash provided by (used in):
Operating activities	$17,596	$100,084
Investing activities	(28,004)	(52,061)
Financing activities	(65,224)	(10,042)

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $17.6 million of net cash provided by continuing operating activities during the nine months ended September 30, 2022 was primarily due to income from continuing operations adjusted for non-cash items of $58.9 million offset by cash used by changes in operating assets and liabilities of $41.3 million.

The $100.1 million of net cash provided by continuing operating activities during the nine months ended September 30, 2021 was primarily due to income from continuing operations adjusted for non-cash items of $114.2 million offset by cash used by changes in operating assets and liabilities of $14.2 million.

Investing activities

For the nine months ended September 30, 2022, investing activities resulted in a net cash outflow of $28.0 million, primarily due to $18.9 million for purchases of equity securities and $9.7 million of expenditures for property and equipment.

For the nine months ended September 30, 2021, investing activities resulted in a net cash outflow of $52.1 million, primarily due to $41.1 million of contributions for capital calls relating to our limited partnership interest in the Medici Ventures Fund and $9.7 million of expenditures for property and equipment.

Financing activities

For the nine months ended September 30, 2022, financing activities resulted in a net cash outflow of $65.2 million primarily due to $60.1 million for repurchases of our common stock and Series A-1 preferred stock under the Repurchase Program and $3.5 million for payment of taxes withheld upon vesting of restricted stock.

For the nine months ended September 30, 2021, financing activities resulted in a net cash outflow of $10.0 million primarily due to $7.9 million for payment of taxes withheld upon vesting of restricted stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2022 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$10,327	$5,781	$4,151	$395	$—
Loan agreements (2)	50,647	5,264	4,207	2,968	38,208
Total contractual cash obligations	$60,974	$11,045	$8,358	$3,363	$38,208
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

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of September 30, 2022, accrued tax contingencies were $3.5 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

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

Our efforts to expand our retail business outside of the U.S. expose us to foreign and additional U.S. laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, advertising practices, online services, the importation of specified or proscribed items, importation quotas, consumer protection, intellectual property rights, consumer and data protection, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations, and changes in the market values of our securities. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Sensitivity

The fair value of our cash and cash equivalents (highly liquid instruments with a remaining maturity of 90 days or less at the date of purchase) would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.

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

Investment Risk

The fair values of our equity securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At September 30, 2022, our recorded value in equity securities in public and private companies was $311.4 million, of which $380,000 relates to publicly traded companies, recorded at fair value, which are subject to market price volatility. We have elected to account for certain of our equity method securities using the fair value option. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

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

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

In connection with the preparation of our financial statements for the quarter ended September 30, 2022, we noted that a material weakness existed in our internal controls over financial reporting during the first and second quarter of 2022. We identified that we were missing a control to identify RSUs that had been granted at an equity method investee. As a result, during the quarter ended September 30, 2022, we put in place incremental controls to remediate the material weakness, to corroborate and reconcile additional share activity, RSU issuances, or other awards that would impact the diluted ownership of our equity method securities. Except for this noted first and second quarter material weakness and corresponding third quarter change in controls to remediate the material weakness, there were no changes in either our disclosure controls and procedures or our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

As noted above, we have determined that there were deficiencies in our internal control over financial reporting that constituted a material weakness, as defined by SEC regulations, at March 31, 2022 and June 30, 2022. Accordingly, we have concluded that our internal controls over financial reporting, as defined by SEC regulations, were not effective at March 31, 2022 and June 30, 2022. Due to control changes implemented during the third quarter to remediate this material weakness, we have concluded that our internal controls over financial reporting, as defined by SEC regulations, were effective as of September 30, 2022.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, the risk factors described in our Form 10-K for the year ended December 31, 2021, and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. We have included risk factors contained in our Form 10-Q for the quarter ended June 30, 2022, with appropriate revisions. We have not repeated risk factors contained in our Form 10-K for the year ended December 31, 2021, which are incorporated herein by reference. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

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

Various adverse economic conditions, including a recession, other economic downturns, inflation, and weakness in the U.S. housing industry, could decrease consumer discretionary spending and adversely affect our financial performance. Consumer prices for all items rose 8.2% percent from September 2021 to September 2022, the largest percent change since 1981. Rising inflation rates have led to increased interest rates. We believe that our sales of home-related products are affected by the strength of the U.S. housing industry. A recession or other economic downturn, in particular in the U.S. housing industry, could have a material adverse effect on our financial results, business, and prospects. Similarly, a substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Difficult macroeconomic conditions also impact our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, fuel and energy costs, tax rates, and consumer debt levels could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our financial results, business, and prospects.

If the overall legal, regulatory, or tax treatment of our company changes adversely, it could impact our ability to conduct business and, accordingly, our financial results.

New or revised laws, regulations, or court decisions may subject us to additional requirements that could increase the cost of doing business, decrease our revenues, or impact our business model. For example, the Securities and Exchange Commission has proposed rules that would affect publicly-traded company disclosure obligations in the areas of climate change and cyber security which, if approved, would increase our costs of doing business and expose us to potential compliance risk. In addition, new or revised tax regulations or court decisions may subject us or our customers to additional taxes. Other new or revised legal, regulatory, or tax treatment could expose us to additional risk, increase the cost of doing business online, and increase internal costs necessary to capture data, report data, and collect and remit taxes. Any of these items could have a material adverse effect on our business and financial results.

Our exit from non-home categories could negatively impact our business, results of operations, and financial condition.

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

Any further material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements.

In connection with the preparation of our financial statements for the quarter ended September 30, 2022, we identified a material weakness relating to our internal control over financial reporting that existed during the first and second quarter of 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, we identified a material weakness that we were missing a control to identify RSUs that had been granted at an equity method investee. Although we believe that we have taken measures to fully mitigate this material weakness, the measures we have taken to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective, or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements. If we are unable to maintain effective internal control over financial reporting, our ability to record, process, and report financial information timely and accurately could be adversely affected. Such an inability could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our consolidated financial statements, and adversely impact our stock price.

We may be required to recognize losses relating to our equity method securities.

At September 30, 2022, we held equity method securities totaling approximately $311.0 million. The underlying equity interests are in entities that are in the startup or development stages. Equity method securities are inherently risky because we do not have the ability to influence business decisions. Further, these investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Additionally, since these investments are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. We have recognized losses related to these equity method securities in the past and may in the future recognize additional losses. Any such loss could be material and could have a material adverse effect on our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Purchases of Equity Securities

See Note 11—Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for information regarding our authorized share repurchase program. There were no repurchases made during the three months ended September 30, 2022. As of September 30, 2022, the approximate dollar value of shares that may yet be purchased under the stock repurchase program is $39.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibit Number	Exhibit Description
	3.1	Second Amended and Restated Bylaws of Overstock.com, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 12, 2022.
	31.1*	Exhibit 31.1 Certification of Chief Executive Officer
	31.2*	Exhibit 31.2 Certification of Chief Financial Officer
	32.1**	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2**	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
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

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).
______________________________________
    * Filed herewith.
    ** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 1, 2022	OVERSTOCK.COM, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)