Form 10-K
period 2022-12-31
OVERSTOCK.COM, INC
filed 2023-02-24
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2022), was approximately $1.1 billion based upon the last sales price reported by Nasdaq. For purposes of this disclosure, shares of Common Stock held by directors and certain officers and by others who may be deemed to be affiliates of the registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be affiliates as that term is defined in the federal securities laws.
There were 45,033,198 shares of the Registrant's common stock, par value $0.0001, outstanding on February 17, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2023 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Explanatory Note
Overstock.com, Inc. and our majority-owned subsidiaries ("the Company") holds a minority equity interest in tZERO Group, Inc. ("tZERO") which is accounted for under the equity method under ASC Topic 323, Investments—Equity Method and Joint Ventures as we can exercise significant influence, but not control, over tZERO through holding more than a 20% voting interest. In accordance with Rule 3-09 of Regulation S-X ("Rule 3-09"), we must determine if any of our equity method securities is a "significant subsidiary" under prescribed tests. tZERO did not meet the significant subsidiary test for the years ended December 31, 2021 and 2020 but met the significant subsidiary test for the year ended December 31, 2022. Accordingly, pursuant to Rule 3-09, we are required to provide in this Annual Report on Form 10-K ("Form 10-K") the audited financial statements for tZERO for the period ended December 31, 2022. We have requested the audited consolidated financial statements for the year ended December 31, 2022 from tZERO; however, the audited financial statements are not currently available to us. We rely upon tZERO for their audited financial statements and they are not reasonably available to us since they rest peculiarly within the knowledge of tZERO, which we do not control. Therefore, in reliance on Rule 12b-21 under the Securities Exchange Act of 1934, as amended, we are omitting the audited consolidated financial statements of tZERO for the year ended December 31, 2022. In response to our request, however, tZERO has provided us with the audited financial statements for tZERO for the years ended December 31, 2021 and 2020 and unaudited limited financial information for year ended December 31, 2022. As a result, we have included in this Form 10-K the separate audited financial statements of tZERO for the years ended December 31, 2021 and 2020, which are filed herewith as Exhibit 99.3, and have also provided summarized financial information for the period ended December 31, 2022 in Note 8—Equity Securities in the "Notes to Consolidated Financial Statements" included in Item 8 of Part II, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K aggregated with our other significant subsidiaries required by Rule 4-08(g). As a result of including such financial information for tZERO, we do not believe that the omission of the tZERO audited financial statements for year ended December 31, 2022 will have a material impact on a reader’s understanding of our financial condition or our results of operations. We plan to file the audited financial statements for tZERO for the year ended December 31, 2022, once we have them, with an amendment to this Form 10-K.

O, Overstock.com, O.com, and Club O are registered trademarks of Overstock.com, Inc. Overstock and Making Dream Homes Come True are trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names which may be referred to herein are the property of their respective owners.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report on Form 10-K and the documents incorporated herein by reference, and our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of the federal securities laws. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. You can find many of these statements by looking for words such as "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "continue," "contemplate," "seek," "assume," "believe," "intend," "plan," "forecast," "goal," "estimate," or other similar expressions which identify these forward-looking statements.

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
•a recession, other economic downturns, inflation, rising interest rates, our increasing exposure to the U.S. housing industry, or other changes in U.S. and global economic conditions or U.S. consumer spending;
•any increases in the price of importing into the U.S. or transporting to our customers the types of merchandise we sell or other supply chain challenges that limit our ability to deliver merchandise to our customers in a timely manner;
•any inability to attract and/or retain key personnel;
•any inability to generate and maintain unpaid natural traffic to our Website;
•any inability to maintain profitability and/or positive cash flow from operations;
•any negative impact from our workforce working on a remote, in-office, or hybrid schedule;
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
•the risk that we may be required to recognize losses relating to our equity method investments;
•the impacts that we would experience if governmental entities or providers of consumer devices and internet browsers further restrict or regulate the use of "cookie" tracking technologies;
•the impact that any litigation, claims, or regulatory matters could have on our business, financial condition, results of operations, and cash flows;
•any inability to optimize and operate our distribution center, warehouse, and customer service operations;
•negative global economic consequences of global conflict, including the ongoing tensions between the United States and Russia, the United States and China, and other effects of the ongoing conflict in Ukraine;
•the possibility that we are unable to protect our proprietary technology and to obtain trademark protection for our marks;
•current and future claims of intellectual property infringement to which we are subject;
•any difficulties we may encounter as a result of our reliance on third-parties that we do not control for their representations regarding product compliance with various laws and regulations;
•any difficulties we may encounter as a result of our evolving business practices, including our exit from non-home categories and our continuing expansion into international markets;
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

Our Business

Our goal is to provide furniture and home furnishings to assist consumers in "Making Dream Homes Come True", particularly for our target customers—consumers who seek smart value on quality, stylish furniture and home furnishings at competitive prices, and who want an easy shopping experience. We believe that the furniture and home furnishings market, which is highly fragmented and has traditionally been served by brick and mortar stores, will continue transitioning to online sales as consumers become increasingly comfortable shopping online for goods in this product category. We compete primarily based on:

•Simple and easy customer experience with an emphasis on price, value, and quality with a wide assortment of products delivered in a personalized format with the convenience of our mobile app, and supported by our customer care team;
•Proprietary technologies and strategic technical relationships which we believe help us provide our customers with an intuitive shopping experience;
•Logistics capabilities tailored to the furniture and home furnishings category and developed over our many years of e-commerce experience;
•Long-term mutually beneficial relationships with third-party manufacturers, distributors and other suppliers (referred to collectively as our "partners"), which numbered approximately 2,600 as of December 31, 2022; and
•Our Club O Loyalty Program, which we believe increases customer engagement and retention.

We continue to increase the millions of items we offer by expanding the breadth and depth of our product assortment to meet the current and evolving trends and preferences of our customers. Nearly all our retail sales through our Website and mobile apps were from transactions in which we fulfilled orders through our network of partners. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for marketing, order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our partners or from our warehouses. Our warehouses primarily fulfill orders from sales of our partners' owned inventory, including some customer returns of partner products.

During the years ended December 31, 2022, 2021 and 2020 our sales were almost entirely to customers located in the United States and no single customer accounted for more than 1% of our total net revenue.

Additional Offerings

We offer additional products or services that may complement our primary retail offerings but are not significant to our revenues, including:

•Businesses advertising products or services on our Website;
•Marketplace, a service we provide to our partners where they can sell their products through third party sites;
•International sales through third party logistics providers to certain customers outside the United States; and
•Supplier Oasis, a single integration point through which our partners can manage their products, inventory and sales channels, and obtain multi-channel fulfillment services through our distribution network.

Manufacturer, Distributor, and Supplier Relationships

To the extent possible we maintain manufacturer, distributor, and supplier relationships, seek new manufacturer, distributor, and supplier relationships, and use our working capital, to ensure a continuous assortment of product offerings for our customers. Generally, our manufacturers, distributors, or suppliers regularly communicate to us the quantity of products that are held in reserve for us, but our arrangements with them generally do not guarantee the availability of those products for a set duration. Our manufacturer, distributor, and supplier relationships are based on historical experience and are generally non-exclusive, and we retain the right to select and change our suppliers at our discretion. Generally, manufacturers, distributors, and suppliers do not control the terms under which products are sold through our Website.

Sales and Marketing

We use a variety of methods to target our retail consumer audience, including direct mail and online campaigns, such as advertising through search engine marketing, display ads, affiliate marketing, e-mail, and social media campaigns. We also do brand advertising through television, video ads, streaming video and audio, social media, and event sponsorships.

Customer Service

We are committed to providing superior customer service through our app, Website, and customer service department. We staff our customer service department with dedicated in-house and outsourced professionals who respond to phone, SMS, instant online chat, and e-mail inquiries on products, ordering, shipping status, returns, and other areas of customer inquiry. We also have certain partners who handle their own customer service requests, and we hold them to the same high standards as our in-house services.

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

Competition

E-commerce is intensely competitive and has relatively low barriers to entry. We believe that competition in this industry is based predominantly on:

•price;
•product quality and assortment;
•shopping convenience and product findability;
•website organization and experience;
•order processing and fulfillment;
•order delivery time and accuracy;
•customer service;
•website functionality on mobile devices;
•brand recognition; and
•brand reputation.

We compete with other online pure play, brick-and-mortar, and omni-channel retailers which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that specialize in several broad categories, including discount general retailers, private sales, specialty retailers, and liquidators.

Our current and potential e-commerce competitors include entities that may have greater brand recognition, longer operating histories, larger customer bases, and significantly greater financial, marketing, and other resources than we do. Further, any of them may enter into strategic or commercial relationships with larger, more established and well-financed companies, including exclusive distribution arrangements with our vendors or service suppliers that could deny us access to key products or needed services, or acquisitions of our suppliers or service providers, having the same effect. Many of them do or could devote greater resources to marketing and promotional campaigns and devote substantially more resources to their websites and systems development than we do. Many have supply chain operations that decrease product shipping times to their customers, have options for in-store product pick-up, allow in-store returns, or offer other delivery and returns options that we do not have. New technologies, the continued enhancement of existing technologies, developments in related areas such as same-day product deliveries, and the development of proprietary delivery systems increase competitive pressures on us.

Intellectual Property and Trade Secrets

We regard our domain names and other intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates, and others to establish and protect our proprietary rights, including the law pertaining to trade secrets.

Government Regulation and Legal Matters

We are subject to a wide variety of laws, rules, mandates, and regulations, some of which apply or may apply to us as a result of our business, and others of which apply to us for other reasons, such as our status as a publicly held company or the places in which we sell certain types or amounts of products. Our business is subject to general business regulations and laws, and regulations and laws specifically governing the internet, e-commerce, and other services we offer. Existing and future laws and regulations may result in increasing expense and may impede our growth. Applicable and potentially applicable regulations and laws include regulations and laws regarding taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, employment, import and export matters, information reporting requirements, access to our services and facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics and quality of products and services, product labeling and unfair and deceptive trade practices.

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

From time to time, we receive claims and become subject to regulatory investigations or other governmental actions, consumer protection, employment, intellectual property, and other commercial litigation related to the conduct of our business. We periodically prosecute lawsuits to enforce our legal rights. These matters and other types of claims could result in legal expenses, fines, adverse judgments or settlements and increase the cost of doing business. They could also require us to change our business practices in expensive and significant ways. In addition, litigation could result in legal outcomes or interpretations of the law that may limit our current or future business, require us to change our business practices, or increase our costs or otherwise adversely impact our business.

For further information, see (Item 1A—"Risk Factors") and the information set forth under Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 12—Commitments and Contingencies, Legal proceedings and contingencies, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Human Capital Management

On December 31, 2022, we had approximately 1,050 full-time employees. We have never had a work stoppage and none of our employees are represented by a labor union. We consider our employee relations to be good. Competition for qualified personnel in our industry is high, particularly for software engineers and other technical staff. Overstock places great value on its human capital management and knows its people are critical to driving the business to success. We focus on our human capital management in many ways including:

Diversity & Inclusion

We embrace diversity and collaboration in our workforce, our ways of thinking, and our decision-making. We know that fostering an inclusive culture delivers better business outcomes. Our commitments to improving diversity include 1) increasing the diversity of our team at all levels, 2) continuing real and meaningful gender and race dialogue within our Company, 3) amplifying the voices of our underrepresented groups of employees, 4) fostering inclusion and safety within our workforce, 5) continuing to condemn all forms of gender and racial discrimination and harassment, 6) encouraging our employees to vote by expanding our paid time off program, and 7) tracking and monitoring our progress. Among the many ways we demonstrate these commitments are through our hiring and development practices, flexible and working-parent-friendly programs, anti-discrimination policies, and efforts of our employee resource groups.

Through our commitments, actions, words, investments, and values, we promote a work environment that enables employees to feel safe to express their ideas and perspectives and feel they belong within our team.

Workforce Compensation & Pay Equity

The total rewards philosophy of Overstock is to create and maintain competitive programs that attract, motivate, develop, and retain employees based on the prevailing industry and geographic labor markets where the Company does business. Our competitive compensation programs consist of cash and non-cash compensation based on relevant pay factors designed to balance market competitiveness and cost containment to retain the human capital that enables the Company to achieve business performance goals and objectives. We designed our total rewards to link the market competitiveness of an employee's compensation with overall Company performance, aligning employees' financial interests with the interests of the Company.

Elements of our compensation package for all non-executive employees consists of base salary or wages, short-term bonus incentives to reward the achievement of behavioral goals and business objectives, and for eligible key contributors, long-term equity incentives.

We monitor changes in the value of each employee's job annually and adjust base pay and short-term incentives based on a combination of employee performance to pre-determined goals and the Company's overall performance to broader financial and operational goals and objectives. We determine external market competitiveness by gathering salary information from professionally managed third-party salary surveys and by determining pay for individual employees based on their skill level, experience, education, and any other relevant compensatory factors. We balance internal pay equity with external pay equity to ensure compensation is fairly and equitably dispersed.

Management is committed to the proposition that the total rewards of every employee in pay and benefits are equitably distributed regardless of their race, gender, gender identity, sexual orientation, religion, national origin, color, veteran status, age, or disability. Furthermore, to ensure the commitment to pay equity is aggressively pursued, we define appropriate metrics to track progress. The Human Resources Department prepares periodic reports for senior leadership and the Board of Directors to report progress toward equitable pay, promotions, and opportunities.

We offer all employees the ability to save for retirement by matching dollar for dollar up to 6% of their savings into a qualified savings plan up to certain pre-determined limits set by the IRS. For highly compensated employees who meet the salary threshold set by the IRS and who choose to continue pre-tax savings above the qualified savings plan limits, eligible employees can participate in a non-qualified tax deferred savings plan to save for future needs.

Our intention is to offer every employee fair and equitable cash compensation and competitive non-cash benefits to help employees manage their wealth, health, and wellness and the wealth, health, and wellness of their families.

Talent Acquisition & Retention

We work diligently to attract the best talent from a diverse range of sources and locations in order to meet the current and future demands of our business. We now recruit talent from twenty-one states across the country, as much of our workforce can work in a mostly remote arrangement. We are establishing relationships with universities, professional associations, and industry groups to proactively attract talent. We look for ways to improve our recruiting process regularly and ensure each applicant feels welcome and comfortable through the recruiting process. Our panel interviews are set up with a diverse group of interviewers to ensure for the best candidate experience. We have taken the ParityPledge in support of women and in support of people of color, demonstrating our commitment to improve the opportunity for advancement of women and people of color into senior leadership positions.

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

In 2022, we hired 180 new employees, excluding our customer service and warehouse departments, and 28 new customer service and warehouse employees. We have a total average tenure of six years, with an average tenure of four and three quarters years in our customer service and warehouse departments.

Employee Safety & Wellness

Creating a culture where all employees feel supported and valued is a key part of our corporate mission. We continue to evolve our programs to meet our employees' wealth, health, and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration. We offer comprehensive benefit options to our employees and their families to live healthier and more secure lives. Some of the various insurances we offer include medical, dental, and vision, among others, along with health savings accounts, flexible spending accounts and generous 401(k) matching and employee stock purchase plan (ESPP) programs. In addition to these more traditional benefits offerings, we also have programs that encourage better work/life balance. These benefits include a medical clinic, fitness center, child daycare, and two dedicated counselors, employee assistance program (EAP) support, and a 9/80 flexible work schedule. We offer family planning services including fertility coverage to assist potential parents. We offer paid parental leave for all new parents who have been with the Company for at least a year to ensure they are able to adjust to a new work/life balance. We also offer a caregiver benefit to parents who need to travel for work, which allows employees who have a child under the age of two to travel with the employee. In January 2023, we expanded our benefits offerings to include pelvic care benefits for women and lowered copayments for mental health office visits to provide enhanced mental health support.

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

Company Culture

We attribute the high levels of employee engagement to our corporate culture. We strive for a work environment that is results-driven, inclusive, agile, and collaborative. Our corporate vision, mission, values, leadership principles, and employee qualities help define who we are, where we are going, and the behavior we expect of the Company and our employees to be successful in the organization.

To fulfill our vision of "Making Dream Homes Come True" and the long-term financial goals of the Company, we focus on our mission of being a customer-focused online furniture and home furnishings retailer, our leading technology-focused innovation capabilities, and creating enterprise value. Our values articulate our commitment to an inclusive, outcome-driven, and positive work environment, and embody our "becoming" culture and spirit. Our five leadership principles guide our interactions with colleagues, creating a psychologically safe environment for productive and collaborative exchanges for improved outcomes. We strive to clearly define, look for, measure, and develop ten qualities in our employees so that we all become empowered to be effective and valuable contributors in the organization. We believe this culture allows us to attract, develop, engage, and retain highly qualified employees for each role in the organization. Our goal is to have every employee feel they are a valued and empowered member of a winning team, doing meaningful work, in an environment of trust. The Company endeavors to regularly reinforce this culture throughout the entire employee experience.

Oversight & Governance

Our focus on human capital management has been a hallmark of the Company for years, understanding that people truly are a Company's most valuable asset, and that culture is an organization's ultimate competitive advantage. Our 401(k) committee meets quarterly to review the plan and determine if any changes need to be made to the portfolio, in order to best serve our employees. Our board of directors dedicates significant time in quarterly meetings with management to discuss trends in hiring, engagement, and attrition. Our Compensation Committee is actively involved in determining competitive compensation strategies to help us continually improve in attracting, developing, and retaining top talent for our Company.

Information About Our Executive Officers

The following persons were executive officers of Overstock as of February 24, 2023:

Executive Officers	Age	Position
Angela Hsu	55	Chief Marketing Officer
Jonathan E. Johnson III	56	Chief Executive Officer and Director
Adrianne Lee	45	Chief Financial Officer
Carter Lee	53	Chief People Officer
E. Glen Nickle	58	Chief Legal Officer and Corporate Secretary
Dave Nielsen	53	President
Carlisha Robinson	54	Chief Product Officer
Tushon Robinson	52	Chief Supply Chain Officer
Joel Weight	48	Chief Technology Officer

Angela Hsu joined Overstock as our Chief Marketing Officer in March 2022. Prior to joining Overstock, Hsu served as Senior Vice President of Marketing and eCommerce at Lamps Plus from June 2017 to March 2022 and held other roles at Lamps Plus including Vice President of Internet Business and Marketing.

Jonathan E. Johnson III has served as Chief Executive Officer since September 2019 and as a Director since 2013. Johnson also served as President of Medici Ventures from August 2016 to April 2021, Interim Chief Executive Officer from August 2019 to September 2019, and Chairman of the Board of Directors from 2014 through 2017. Johnson joined Overstock in 2002 and previously served as our President, Executive Vice Chairman, Acting Chief Executive Officer, Senior Vice President, and General Counsel, and various other positions.

Adrianne Lee joined Overstock as our Chief Financial Officer in March 2020. Prior to joining Overstock, Lee served as Senior Vice President and CFO of North America RAC from December 2018 to March 2020 and as Vice President - Global Financial Planning and Analysis and Corporate Development from December 2017 to December 2018 at The Hertz Corporation.

Carter Lee has served as our Chief People Officer since January 2023. Lee joined Overstock in 2001 and previously served as Chief International Officer from September 2022 to December 2022, Chief Administrative Officer from August 2018 to September 2022, Acting Chief Marketing Officer from August 2020 to March 2021, Senior Vice President of Technology and People Care from February 2015 to July 2018, and held other roles including Vice President of Technology Operations and Director of Internal Systems.

E. Glen Nickle has served as our Chief Legal Officer and Corporate Secretary since February 2021, and previously served as Vice President, Legal and General Counsel from July 2016 to February 2021. Nickle started with Overstock in May 2010 as Associate General Counsel. Prior to joining Overstock, Nickle served as Associate General Counsel at ICON Health & Fitness, Inc.

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

Carlisha Robinson was appointed as our Chief Product Officer in August 2022. Prior to joining Overstock, Robinson served as Vice President of Product at Volusion from July 2020 to July 2022, and Senior Director of Product Management at CPA Global (Innogrpahy) from November 2015 to July 2018.

Tushon Robinson was appointed as our Chief Supply Chain Officer in January 2022. Prior to joining Overstock, Robinson served as Chief Operating Officer of Bractlet from October 2019 to January 2022, Advisory Board Member of Bractlet from May 2018 to October 2019, Vice President, Product Management of Pitney Bowes from October 2018 to October 2019, and various other executive leadership at Newgistics prior to October 2018.

Joel Weight was appointed as our Chief Technology Officer in February 2020. Weight joined Overstock in 2011 and previously served as Chief Operations Officer of Medici Ventures from January 2019 to February 2020, and Chief Technology Officer of Medici Ventures from October 2016 to January 2019, and various other positions.

There are no family relationships between any of our executive officers.

Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge through the Investor Relations section of our main website, www.overstock.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information filed by us. Our Internet Website and the information contained therein or connected thereto are not a part of or incorporated into this Annual Report on Form 10-K.

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

We depend on third-party companies, including third-party carriers and a large number of independent fulfillment partners whose products we offer for sale on our Website, to perform functions critical to our ability to deliver products and services to our customers on time and at a reasonable cost. We depend on our carriers and fulfillment partners to perform traditional retail operations such as maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely and cost-effective basis. We also depend on the delivery and product assembly services that we and they utilize, on the payment processors that facilitate our customers' payments for their purchases, and on other third parties (including SaaS, IaaS, and other cloud-based third-party service providers) over which we have no control, for the operation of our business. Difficulties with any of our significant fulfillment partners or third-party carriers, delivery or product assembly services, payment processors or any of the third-party service providers involved in our business, regardless of the reason, could have a material adverse effect on our financial results, business and prospects.

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
•online shopping services, including Google Shopping, Facebook, Instagram, and TikTok;
•online specialty retailers such as Wayfair, Build.com, Houzz, Hayneedle, Rugs.com, Groupon, World Market, and Zulily;
•furniture specialists including Bob's Discount Furniture, Havertys, Raymour & Flanigan, At Home, Tuesday Morning, Living Spaces, Nebraska Furniture Mart, RC Willey, and Rooms To Go;
•traditional general merchandise and specialty retailers and liquidators including Ashley Furniture, Bed, Bath & Beyond, Best Buy, Big Lots, Costco, Crate and Barrel, Ethan Allen, Gilt, Home Depot, HomeGoods, Hudson's Bay Company, IKEA, J.C. Penney Company, Kirkland's, Kohl's, Lands' End, Lowe's, Macy's, Nordstrom, Pier 1 Imports, Pottery Barn, Restoration Hardware, Ross Stores, Saks Fifth Avenue, Sears, T.J. Maxx, Target, Walmart, West Elm, and Williams-Sonoma, all of which also have an online presence; and
•online liquidators such as SmartBargains.

We expect that existing and future traditional manufacturers and retailers will continue to add or improve their e-commerce offerings, and that our existing and future e-commerce competitors, including Amazon, will continue to increase their offerings, their delivery capabilities, and the ways in which they enable shoppers to purchase goods, including their mobile technology and the voice-activated shopping services offered by Amazon. Further, large marketplace websites and sites which aggregate marketplace sellers with a large product selection are becoming increasingly popular, and we may not be able to place our products on these sites to take advantage of their internal search platforms and some shoppers may begin their searches at these websites rather than utilize traditional search engines at all. Many of our competitors specialize in one or more of the areas in which we offer products. For example, our furniture offerings compete with numerous retail furniture websites and traditional furniture retail specialists. We also face competition from shopping services such as Google Shopping, which offers products from Walmart, Costco, Target and many other retailers. Competition from our competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition, greater access to capital and significantly greater financial, marketing and other resources than we do, affects us and has had and could continue to have a material adverse effect on our financial results, business and prospects.

Our business depends on effective marketing, including marketing via email, search engine marketing, influencer marketing, and social media marketing, and our competitors have and may continue to directly increase our marketing costs, may outspend us on marketing, and also have and may continue to cause us to decrease certain types of marketing.

We depend on effective marketing and customer traffic. We depend on search engine marketing, email, and other e-commerce marketing methods to promote our site and offerings and to generate a substantial portion of our revenue. If a significant portion of our target customers no longer utilize email, or if we are unable to effectively and economically deliver email or marketing materials through other channels to our potential customers, whether for legal, regulatory or other reasons, it would have a material adverse effect on our business. We also rely on social media and influencers for marketing purposes, and anything that limits our ability or our customers' ability or desire to utilize social media could have a material adverse effect on our business. In addition to competing with us for customers, suppliers, and employees, our competitors have and may continue to directly increase our operating costs, by driving up the cost of various forms of online advertising. Furthermore, our competitors may outspend us on various forms of advertising or marketing, making our marketing efforts less effective. We may elect to decrease our use of search engine marketing or other forms of marketing from time to time in order to decrease our costs, which may have a material adverse effect on our financial results and business. We may also elect to spend additional amounts on search engine marketing or other forms of marketing from time to time in order to increase traffic to our Website, or to take other strategic actions to increase traffic and/or conversion, and such increased spending may not be effective on a cost-benefit basis, or at all. If we are unable to develop, improve, implement and maintain effective and efficient cost-effective advertising and marketing programs, it would have a material adverse effect on our financial results and business.

Numerous potential economic factors, including a recession, other economic downturns, inflation, our increasing exposure to the U.S. housing industry, and the potential for a decrease in consumer spending, have affected and could continue to adversely affect us.

Various potential adverse economic conditions, including a recession, other economic downturns, inflation, and weakness in the U.S. housing market, could decrease consumer discretionary spending and further adversely affect our financial performance. Consumer prices for all items rose 6.5% percent from December 2021 to December 2022. High inflation rates have led to increased interest rates. We believe that our sales of home-related products are affected by the strength of the U.S. housing industry. A recession or other economic downturn, in particular in the U.S. housing industry, has already negatively impacted our sales, and could have a material adverse effect on our financial results, business, and prospects. Similarly, a substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Difficult macroeconomic conditions also impact our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, fuel and energy costs, tax rates, and consumer debt levels could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits, have already negatively impacted our sales, and could have a material adverse effect on our financial results, business, and prospects.

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

Our performance is substantially dependent on the continued service and performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. Given the current labor migration trends in the U.S., and more businesses allowing employees to work remotely, we are forced to compete with businesses in other locations and states to attract and retain key employees. We recently announced that under our FORWARD (Future of Remote Work and Re-entry Design) Plan, most of our local workforce will increase their onsite workdays to three days each week and perform the remaining workdays in that week remotely. This hybrid job structure for most of our workforce, with increased time onsite, could create consequences such as a lack of productivity, a lack of engagement, employee dissatisfaction, and employee fatigue. Some key employees may leave to work for businesses that offer full-time remote work schedules, full-time onsite work schedules, or for businesses they otherwise find more attractive. The loss of, or the inability to retain or engage the services of key employees for any reason, could harm our business. Our future success depends on our ability to identify, attract, hire, train, engage, retain, and motivate highly-skilled personnel. Our failure to attract, retain, and engage the personnel necessary to successfully operate our business could have a material adverse effect on our financial results, business and prospects.

We rely upon paid and natural search engines to rank our product offerings, and our financial results may suffer if we are unable to maintain our prior rankings in natural searches.

We rely on paid and natural search engines to attract consumer interest in our product offerings, including Google, Bing, and Yahoo!. Changes to their ranking algorithms and competition from other retailers to attract consumer interest may adversely affect our product offerings in paid and/or natural searches, and we may at times be subject to ranking penalties if the operators of search engines believe we are not in compliance with their guidelines. Search engine companies change their natural search engine algorithms periodically and online retailers compete to rank well with these search engine companies. Our ranking in natural searches may be adversely affected by those changes, as has occurred from time to time, which has led us to pursue revenue growth in other more expensive marketing channels. Google's search engine is dominant in our business and has historically been a significant source of traffic to our website, much of it at essentially no incremental cost to us. Search engine companies may also determine that we are not in compliance with their guidelines from time to time, as has occurred in the past, and they may penalize us in their search algorithms as a result. In recent years, we have experienced declines in our rankings in Google's natural search engine, which has required us to utilize more expensive marketing channels or otherwise compensate for the loss of some of the natural search traffic. Any future declines in our rankings in Google's natural search engine could have a material adverse effect on our business.

If we are not profitable and/or are unable to generate sufficient positive cash flow from operations, our ability to continue in business will depend on our ability to raise additional capital, obtain financing or monetize significant assets, and we may be unable to do so.

At December 31, 2022 our accumulated deficit was $173.8 million. We experienced significant losses in years leading up to 2020. Although our financial results were significantly better in 2020 and 2021, we incurred additional losses in 2022 which included significant non-cash losses on our equity method investments. If we are unable to successfully manage our business in the future, our ability to continue in business could depend on our ability to raise sufficient additional capital, obtain sufficient financing, or sell or otherwise monetize significant assets such as our corporate headquarters. Additionally, we may not be able to raise capital on acceptable terms or at all. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

Remote or hybrid work schedules, resulting from future pandemics or otherwise, could have technology and security consequences, could result in policies, mandates, or regulations that apply unevenly to businesses, could cause employee fatigue, and could negatively impact our operations.

Many of our employees and contractors continue to work remotely or on a hybrid work schedule. Additional risks are inherent when employees and contractors work remotely, including risks that third-party Internet and phone service providers may not provide adequate services for employees and contractors to perform their responsibilities, risks that hardware, software, or other technological problems or failures could prevent employees or contractors from performing their responsibilities and could take an excessive amount of time to resolve and risks that employees and contractors may not be trained as effectively or monitored as closely from remote locations, creating greater risks for the security of confidential information. Additionally, government policies, mandates, or regulations created in response to the future spread of disease or illness could apply unevenly to businesses, whether based on business size, industry, or some other reason, which could make certain businesses less desirable for employment and could impair our ability to attract and/or retain key employees. Employees may leave to work for businesses they find more attractive. Any such occurrences could have a material negative impact on the business.

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

Our business involves the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, and to resulting claims, fines, and litigation. We have developed certain software products to assist with the operation and management of our business which could contain flaws or vulnerabilities that could present cyber security-related risks, data loss, other security breaches, or damage to our business, our suppliers, or our customers. We have been subjected to a variety of cyber-attacks, which have increased in number and variety over time. We believe our systems are probed by potential hackers virtually 24/7, and we expect the problem will continue to grow worse over time. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, public cloud providers, e-commerce in general or the communication infrastructure on which we depend. Any flaws or vulnerabilities in the software we created or technologies designed to prevent attacks on our systems and other third-party systems, compromise of our security, data breaches, malfunctions, or errors, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, any of which could have a material adverse effect on our financial results and business. Moreover, any insurance coverage we may carry may be inadequate to cover the expenses and other potential financial exposure we could face as a result of a cyber-attack or data breach.

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

Our conclusion that it is more likely than not that we will realize certain federal and state net deferred tax assets is primarily based on our estimate of future taxable income. Our estimate of future taxable income is based on internal projections which primarily consider historical performance, but also include various internal estimates and assumptions and certain external data. We believe all of these inputs to be reasonable, although inherently subject to judgment. If actual results differ significantly from these estimates of future taxable income, we may need to reestablish a valuation allowance for some or all of our deferred tax assets. Establishing an allowance on our net deferred tax assets could have a material adverse effect on our financial condition and operating results.

We may be required to recognize losses relating to our equity method investments.

At December 31, 2022, we held equity method investments totaling approximately $296.3 million. The underlying equity interests are in entities that are in the startup or development stages. Equity method securities are inherently risky because we do not have the ability to influence business decisions. Further, these investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Since these investments are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. We have recognized losses related to these equity method securities in the past and may in the future recognize additional losses. Additionally, due to tax law limitations around deductibility of capital and investment losses, we may not be able to recognize a tax benefit on these losses when they occur. Any such loss could be material and could have a material adverse effect on our financial results.

If governmental entities or providers of consumer devices and internet browsers further restrict or regulate the use of "cookie" tracking technologies, the amount or accuracy of online user information we collect could decrease, which could harm our business and operating results.

Various federal, state and international governmental entities have enacted or are considering enacting legislation or regulations that could significantly restrict the ability of companies to use proprietary or third-party "cookies" and other methods of online tracking for behavioral advertising. For example, some governmental agencies have regulated the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented or plan to implement methods of making it easier for Internet users to prevent the placement of cookies, to block other tracking technologies or to require new permissions from users for certain activities, which have impacted us in the past and have the potential to significantly reduce the effectiveness of such practices and technologies in the future. Any further restriction on the use of cookies and other online tracking and advertising practices could limit our ability to effectively retain existing customers or acquire new customers and consequently, materially adversely affect our business, financial condition and operating results.

If the legal, regulatory, or tax treatment of our company changes adversely, it could impact our ability to conduct business and, accordingly, our financial results.

New or revised laws, regulations, or court decisions may subject us to additional requirements and new disclosures that could increase the cost of doing business, increase scrutiny for the way decisions are made, decrease our revenues, or impact our business model. For example, the SEC has proposed rules that would affect publicly-traded company disclosure obligations in the areas of climate change and cyber security which, if approved, would increase our costs of doing business and expose us to potential compliance risk. In addition, new or revised tax regulations or court decisions may subject us or our customers to additional taxes. Other new or revised legal, regulatory, or tax treatment could expose us to additional risk, increase the cost of doing business online, and increase internal costs necessary to capture data, report data, and collect and remit taxes. For example, the Tax Cuts and Jobs Act of 2017 eliminated the option to immediately deduct research and development expenditures in 2022, and instead required them to be amortized in future years. This new requirement caused us to utilize significant federal and state net operating loss carryforwards in the current year. We expect to continue to utilize federal and state tax attributes at a faster rate than our financial statement earnings in the future and there may be increases to cash taxes paid unless legislation is passed that would defer, repeal, or otherwise modify these new requirements. Any of these items could have a material adverse effect on our business and financial results.

We and certain of our former and current officers and directors are named in shareholder class action lawsuits and shareholder derivative lawsuits, which could require significant additional management time and attention, result in significant additional legal expenses or result in government enforcement actions.

We and certain of our former and current officers and directors are named in shareholder class action lawsuits and shareholder derivative lawsuits, and may become subject to further litigation, government investigations or proceedings arising therefrom. The pending litigation and any future litigation, investigations or other actions that may be filed or initiated against us or our current or former officers or directors may be time consuming and expensive. We cannot predict what losses, if any, we may incur in these litigation matters, and expect to incur significant legal expenditures in defending and responding to these litigation matters.

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

We and tZERO, in which we own a direct minority interest, are both the subjects of, and parties to, investigations by the SEC Division of Enforcement, which has required us to expend significant financial and legal resources. The resolution of those investigations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

As previously disclosed, in October 2019, we received a subpoena from the SEC requiring us to produce documents and other information related to the Series A-1 Preferred stock dividend we announced to stockholders in June 2019 and requesting copies of 10b5-1 plans entered into by certain officers and directors. In December 2019, we received a subpoena from the SEC requesting our insider trading policies and certain employment and consulting agreements. We also received requests from the SEC for our communications with our former Chief Executive Officer and Director, Patrick Byrne, and the matters referenced in the December 2019 subpoenas. In January 2021, we received a subpoena from the SEC requesting information regarding our Retail guidance in 2019 and certain communications with current and former executives, board members, and investors. We continue to cooperate with the SEC in these matters.

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

We have expanded, contracted, and otherwise modified our distribution center, warehouse, and customer service operations from time to time in the past, and expect that we will continue to do so. If we do not successfully optimize and operate our distribution center, warehouse, and customer service operations, it could significantly limit our ability to meet customer demand, customer shipping or return time expectations, or result in excessive costs and expenses for the size of our business. Because it is difficult to predict demand, we may not be able to manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. Our fulfillment and customer service centers may also fail to staff at optimal levels. Our failure to manage our warehouse operations, distribution centers or our fulfillment and customer service centers optimally could adversely affect our financial results and customer experience and could have a material adverse effect on our financial results, business and prospects.

Global conflict, increasing tensions between the United States and Russia, the United States and China, and other effects of the ongoing conflict in Ukraine, could negatively impact our business, results of operations, and financial condition.

Global conflict could increase costs and limit availability of fuel, energy, and other resources we depend upon for our business operations and could also limit product assortment availability. For example, while we do not operate in Russia or Ukraine, the increasing tensions between the United States and Russia and the other effects of the ongoing conflict in Ukraine, have resulted in many broader economic impacts such as the United States imposing sanctions and bans against Russia and Russian products imported into the United States. Such sanctions and bans have impacted and may continue to impact commodity pricing such as fuel and energy costs, making it more expensive for us and our partners to deliver products to our customers. Further, we and many of our suppliers and fulfillment partners source a large percentage of the products we offer on our Website from China. Relations between the United States and China have become increasingly strained and if tensions were to escalate, it could limit our ability to provide a full assortment of furniture and home furnishings on our Website. Sanctions, bans, trade restrictions, or other economic actions in response to the present or future conflict in Ukraine, China, or in response to any other global conflict could result in an increase in costs, further disruptions to our supply chain, and a lack of consumer confidence resulting in reduced demand. While the extent of such items is not presently known, any of them could negatively impact our business, results of operations, and financial condition.

We are partially self-insured with respect to our employees' health insurance. If the actual costs of these claims exceed the amounts we have accrued for them, we would incur additional expense.

Since January 1, 2017, we have been partially self-insured with respect to our employees' health insurance, except to the extent of stop-loss coverage that limits our losses both on a per employee basis and an aggregate basis. The actual costs of our employees' health insurance claims could exceed our estimates of those costs for a number of reasons, including more claims or larger claims than we expect, and increases in the costs of healthcare generally. If the actual cost of our employees' health insurance claims and related expenses exceeds the amounts we have accrued, we may be required to record additional charges for these claims and/or to establish additional cash reserves, which could have a material adverse effect on our financial results, business and prospects.

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

We depend on our suppliers' and fulfillment partners' representations regarding product safety, content and quality, product compliance with various laws and regulations, including registration and/or reporting obligations, and for proper labeling of products.

We rely on our suppliers' and fulfillment partners' representations of product safety, content and quality, product compliance with various laws and regulations, including registration and/or reporting obligations, and proper labeling of products. Issues or concerns regarding product safety, compliance, registration and/or reporting, labeling, content or quality could result in consumer or governmental claims and could adversely affect our financial results and business. Any indemnity agreement we may have with a supplier or fulfillment partner of a product may be inadequate or inapplicable, and any insurance coverage we may carry may be inadequate. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business. The occurrence of any of the foregoing could have a material adverse effect on our financial results, business and prospects.

We have an evolving business model, which increases the complexity of our business.

In prior years we added additional types of services and product offerings and in some cases, we modified or discontinued those offerings, and in some cases have re-launched offerings we had previously terminated. We may continue to try to offer additional types of products or services, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/partner sourcing of the products we offer. We recently eliminated our assortment of non-home goods offered for sale on our Website in order to increase our brand association with "home" expertise. In addition, we continue to experiment with new technologies to enhance the customer experience and iterate on delivery of new features. The additions and modifications to our business have increased the complexity of our business and impacted our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. The elimination of non-home goods has resulted in reduced revenues which we have not yet been able to fully offset. Further, our efforts to promote a culture of innovation amongst our technologists in an attempt to stay ahead of the competition may result in the introduction of technologies that are less mature or stable which could cause problems in our website or back-end logistics systems. Future additions to or modifications of our business are likely to have similar effects. Further, any new business, technology, or website we launch that is not favorably received by consumers could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our financial results, business, prospects, and the trading prices of our securities.

If Pelion is not successful in managing the Medici Ventures, L.P. fund or has to resign if there is a change in the interpretation or application of the Investment Advisers Act of 1940 (the "Advisers Act"), we would be unable to realize the anticipated benefits of this arrangement.

As the general partner of the Medici Ventures, L.P. fund, Pelion has control over the limited partnership and its activities, including day-to-day operations and investment decisions. Pelion is able to sell investments of the limited partnership at any time, make additional investments, modify, amend or change existing investments, make new investments and otherwise control the activities of the limited partnership.

The success of the Medici Ventures, L.P. fund depends on Pelion's ability to successfully manage the activities of the Medici Ventures, L.P. fund portfolio companies and its existing and future portfolio company investments. Pelion may not be successful in managing these investments and we may not receive the benefits we anticipate of the transaction with Pelion. Moreover, even if successful in managing the Partnership, Pelion has the right to withdraw as general partner under certain circumstances, including certain changes in Pelion's status under the Advisers Act. The occurrence of such an event is beyond our control, and, as a result, there can be no assurance that Pelion will remain as general partner for the term contemplated. If Pelion is no longer serving as the general partner, we will have the right under the partnership agreement to appoint a new general partner; however, it may not be possible to accomplish this in a timely manner, which could result in the termination of the partnership. Even if a new general partner is appointed in a timely manner, it may be unable to manage the activities of the Medici Ventures, L.P. fund and its portfolio company investments, which would prevent us from receiving the anticipated benefits of the partnership.

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
•the risk that the products we offer may not appeal to customers in international markets, whether due to the products themselves, the time to deliver, a lack of brand recognition, or another reason; and
•the additional resources and management attention required for such expansion.

Our international business could expose us to penalties for non-compliance with laws applicable to international business and trade, including the U.S. Foreign Corrupt Practices Act, which could have a material adverse effect on our business. Foreign data protection, privacy and other laws and regulations are different and often more restrictive than those in the United States. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices, which may adversely affect our business. A lack of brand recognition, increased costs associated with shipping products cross-border, increased times to deliver products to customers, or other matters that may reduce customer demand, could adversely affect our business. To the extent that we make purchases or sales denominated in foreign currencies, we would have foreign currency risks, which could have a material adverse effect on our financial results, business and prospects.

Risks Relating to Our Common Stock

The trading price of our common stock may be adversely affected by short-selling activities involving our common stock.

The trading price of our common stock has been and may continue to be volatile. Our stock price fluctuations may be due in part to short-selling activity related to our common stock. The practice of short-selling activity may adversely affect our common stock price, which in turn could adversely affect our ability to raise capital and could have a material adverse effect on our financial results, business and prospects.

Significant fluctuations in our quarterly operating results may adversely affect the market prices of our common stock, and you may lose all or a part of your investment.

Our revenues and operating results have varied in the past and may continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. In addition to the other risk factors described in this report, factors that have caused and/or could cause our quarterly operating results to fluctuate and in turn affect the market prices of our common stock include:

•increases in the cost of advertising and changes in our sales and marketing expenditures;
•our inability to retain existing customers or encourage repeat purchases;
•the extent to which our existing and future marketing campaigns are successful;
•price competition, particularly in the costs of marketing and product pricing;
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
•our inability to attract users to our website; and
•losses associated with our equity method investments.

Any of the foregoing could have a material adverse effect on our financial results and business and our ability to raise capital and could have a material adverse effect on the holders of our common stock.

Future sales or other distributions of our stock may depress our stock price or subject us to limitations on our ability to use our net operating and tax credit carryforwards.

Sales or other distributions of a substantial number of shares of our common stock, in the public market or otherwise, by us or by a significant stockholder, has in the past and could in the future, depress the trading price of our common stock and impair our ability to raise capital through the sale of additional equity securities. The transfer of ownership of a significant portion of our outstanding shares of common stock in the public market or otherwise, by us or by a significant stockholder, within a three-year period could adversely affect our ability to use our net operating losses and tax credit carryforwards to offset future taxable net income.

In addition, we may issue additional shares of our common or preferred stock from time to time in the future in amounts that may be significant. We have sold common stock including under "at the market" sales agreement and in follow-on underwritten offerings in the past and may do so in the future. We also previously issued a class of preferred stock that was publicly traded, and may in the future issue preferred stock that is publicly traded. The sale of substantial amounts of our common or preferred stock, by us or a significant stockholder, or the perception that these sales may occur, could adversely affect the trading prices of our securities or subject us to limitations on our ability to use our net operating and tax credit carryforwards.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, and provisions of Delaware law, could impair a takeover attempt.

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

The Investment Company Act regulates certain companies that invest in, hold or trade securities. Primarily as a result of a portion of our assets consisting of indirectly-held minority investment positions through the Medici Ventures, L.P. fund, we are subject to the risk of inadvertently becoming an investment company. Because registration under the Investment Company Act would make it impractical for us to operate our business, we need to avoid becoming subject to the registration requirements of the Investment Company Act. To do so, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions and/or strategic initiatives due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the value of certain of our holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in us inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company. If it were established that we were an investment company, it would have a material adverse effect on our business and financial operations and our ability to continue our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and internationally. We use the properties for corporate office space, data centers, and warehouse, fulfillment and customer service space. As of December 31, 2022, we operated the following facilities (square feet in thousands):

	United States	International	Total
Owned facilities	260	—	260
Leased facilities	1,018	13	1,031
Total facilities	1,278	13	1,291
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to significant damages, associated costs, or equitable remedies relating to the operation of our business. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 12—Commitments and Contingencies, subheading Legal Proceedings and Contingencies, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K, which is incorporated by reference in answer to this Item.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information

The principal U.S. trading market for our common stock is the Nasdaq Global Market. Our common stock is traded under the symbol "OSTK."

Holders

As of February 17, 2023, there were 333 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of the beneficial owners.

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

We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2021 and 2020. As discussed below under "—Preferred Stock Conversion," we converted all of our then-outstanding Series A-1 and Series B preferred stock into common stock on June 10, 2022, and did not pay a cash dividend prior to conversion in 2022. At December 31, 2022 we had no preferred stock outstanding.

Recent sales of unregistered securities

None.

Issuer purchases of equity securities

The following table sets forth information with respect to repurchases of shares of our common stock made during the quarter ended December 31, 2022 (in thousands, except share and per share data):

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs(1)
October 1 - 31	—	$—	—	$39,923
November 1 - 30	808,803	$24.76	808,803	$19,884
December 1 - 31	—	$—	—	$19,884
Total	808,803		808,803
 ___________________________________________
(1)    In August 2021, our Board of Directors approved a stock repurchase program (the "Repurchase Program") for the repurchase of up to $100.0 million of our common stock. On March 9, 2022, our Board of Directors expanded the Repurchase Program to include the repurchase of our Series A-1 preferred stock and/or Series B preferred stock. The Repurchase Program expires in December 2023.

Preferred Stock Conversion

On May 12, 2022, Overstock shareholders voted to approve separate proposals to approve the amendment of the Company's Amended and Restated Certificate of Designation for both classes of its preferred stock to provide that each share of our Series A-1 and Series B preferred stock would be automatically converted into 0.90 of a share of our common stock (the "Conversion"). On June 10, 2022, in connection with the completion of the Conversion, the Company issued 4,097,697 shares of our common stock in exchange for the outstanding Series A-1 and Series B preferred stock on that date. As the fair value of our common stock issued exceeded the fair value of the Series A-1 and Series B preferred stock exchanged on the Conversion date, we recognized a non-cash deemed dividend to our preferred stockholders of $1.7 million due to the excess fair value per share compared to the conversion ratio. Following the Conversion, the Company eliminated the Series A-1 and Series B preferred stock class by filing Certificates of Elimination with the Delaware Secretary of State. The shares of preferred stock previously designated as Series A-1 and Series B preferred stock returned to the status of authorized and undesignated shares of preferred stock under our certificate of incorporation.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total returns of NASDAQ Market Index, the S&P 500 Index and the S&P Retail Select Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2022. Data for the NASDAQ Market Index, the S&P 500 Index and the S&P Retail Select Index assume reinvestment of dividends. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns. They do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of the Company's common stock.

250
200
150
100
50
0
Index Value
01/01/18
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period
Overstock.com, Inc
NASDAQ Market Index
S&P 500 Index
S&P Retail Select Index

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

ITEM 6.
Reserved.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under "Special Cautionary Note Regarding Forward Looking Statements." or in Item 1A under the heading "Risk Factors" or included elsewhere in this Annual Report on Form 10-K. In addition, our future results may be significantly different from our historical results.

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

We are focused on growth drivers including, increasing our home assortment to improve our brand association with home, making it easier for our customers to find and view a broad assortment of products, increasing mobile app adoption driving higher customer retention and brand loyalty, optimizing our marketing efforts to grow Overstock consideration among home shoppers, growing our customer base in Canada, and gaining market share by strengthening our brand pillars of "Product Findability," "Smart Value," and "Easy Delivery and Support."

Executive Commentary

This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere or incorporated in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read "Special Cautionary Note Regarding Forward-Looking Statements."

Our consolidated cash and cash equivalents balance decreased from $503.3 million as of December 31, 2021 to $371.3 million as of December 31, 2022, a decrease of $132.1 million, primarily as the result of repurchases of our common stock and Series A-1 preferred stock under the Repurchase Program of $80.1 million, purchases of equity securities of $18.9 million, expenditures of property and equipment of $14.9 million, and net cash outflows from operating activities of $12.5 million during the year ended December 31, 2022.

Revenue decreased 30% in 2022 compared to 2021. This decrease was primarily due to a 39% decrease in the number of customer orders, partially offset by a 15% increase in average order value driven by a continued product mix shift into furniture and home furnishings categories. This decreased order activity was largely driven by the absence of pandemic-related shopping behavior as seen in the prior year, the impact of macroeconomic factors including a heightened inflationary environment and uncertainty impacting consumer sentiment, a shift in consumer spending preferences, and our strategy to exit non-home categories.

Gross profit decreased 29% in 2022 compared to 2021 primarily due to decreased sales volume and partially offset by an increase in gross margin. Gross margin increased to 23.0% in 2022, compared to 22.6% in 2021, primarily due to merchandising actions, advertising revenue, and operational efficiencies. The increase was partially offset by higher promotional discounting and carrier costs.

Sales and marketing expenses as a percentage of revenue increased to 11.2% in 2022 compared to 11.0% in 2021, primarily due to increased brand advertising, partially offset by decreased performance marketing expenses.

Technology expenses decreased $1.8 million in 2022 compared to 2021, primarily due to decreased third party spend and staff-related expenses. The decrease was partially offset by increased licensing costs.

General and administrative expenses decreased $7.7 million in 2022 compared to 2021, primarily driven by reduced legal, third-party vendor, and facilities-related expenses, partially offset by increased staff-related expenses.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends, including the impact caused by global developments such as the current conflict between Russia and Ukraine (including the related heightened geopolitical tensions and economic actions in response thereto by various countries), and their impact on our supply chain, customers, and employees. While we have no operations in or direct exposure to Russia or Ukraine, we believe the conflict between Russia and Ukraine combined with higher consumer price inflation has resulted in reduced consumer confidence and consumer spending which negatively impacted our sales during the year. In addition, we have experienced increased employee turnover, inflation in product costs, higher wages, higher share-based compensation expenses, and higher energy and fuel costs, each at a higher rate than what we have experienced in recent years. However, we continue to work with our partners to limit price increases in response to higher costs and have been able to improve gross margins year over year.

Due to the uncertain and constantly evolving nature and extreme volatility created by these disruptions in the capital markets, we cannot currently predict the long-term impact of these events on our operations and financial results. Nevertheless, as of December 31, 2022, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

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

We periodically evaluate opportunities to repurchase our equity securities, obtain credit facilities, or issue additional debt or equity securities which may impact our future operations and liquidity. In addition, we may, from time to time, consider the investment in, or acquisition of, complementary businesses, products, services, or technologies to expand our business, any of which might affect our liquidity requirements or cause us to issue additional debt or equity securities that would be dilutive to shareholders.

Cash flows from discontinued operations are disclosed on our statement of cash flows as separate line items in the operating, investing, and financing activities sections. We anticipate that the absence of cash flows from discontinued operations will positively affect future liquidity and capital resources.

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents, and accounts receivable, net. At December 31, 2022, we had cash and cash equivalents of $371.3 million and accounts receivable, net of $17.7 million.

Cash flow information is as follows (in thousands):

	Year ended December 31,
	2022	2021
Cash provided by (used in):
Operating activities	$(12,535)	$98,047
Investing activities	(33,034)	(56,433)
Financing activities	(86,340)	(12,683)

At December 31, 2022, we had $150.0 million available under our "at the market" sales program which permits us to conduct "at the market" public offerings of our common stock under a sales agreement, dated June 26, 2020, with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"). We did not sell any shares under our at the market sales program during the years ended December 31, 2022 and 2021.

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $12.5 million of net cash used by continuing operating activities during the year ended December 31, 2022 was primarily due to income from continuing operations, adjusted for non-cash items, of $67.8 million, offset by cash used by changes in operating assets and liabilities of $80.3 million.

The $98.0 million of net cash provided by continuing operating activities during the year ended December 31, 2021 was primarily due to income from continuing operations, adjusted for non-cash items, of $141.6 million, offset by cash used by changes in operating assets and liabilities of $43.6 million.

Investing activities

The $33.0 million of net cash used in investing activities during the year ended December 31, 2022 was primarily due to purchases of equity securities of $18.9 million and expenditures for property and equipment of $14.9 million.

The $56.4 million of net cash used in investing activities during the year ended December 31, 2021 was primarily due to contributions for capital calls relating to our limited partnership interest in the Medici Ventures, L.P. fund of $41.1 million and expenditures for property and equipment of $13.6 million.

Financing activities

The $86.3 million net cash used in financing activities during the year ended December 31, 2022 resulted primarily from $80.1 million for repurchases of our common stock and Series A-1 preferred stock under the Repurchase Program, $3.7 million of payments of taxes withheld upon vesting of restricted stock, and $3.4 million of payments on long-term debt.

The $12.7 million net cash used in financing activities during the year ended December 31, 2021 resulted primarily from $8.3 million of payments of taxes withheld upon vesting of restricted stock and $3.0 million of payments on long-term debt.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2022 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$8,718	$4,816	$3,569	$333	$—
Loan agreements (2)	49,331	5,264	3,261	2,968	37,838
Total contractual cash obligations	$58,049	$10,080	$6,830	$3,301	$37,838
 ___________________________________________
(1)    Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 11—Leases contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.
(2)    Represents future interest and principal payments on our financing agreements. For information regarding our financing agreements, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 10—Borrowings contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of December 31, 2022, and 2021, tax contingencies were $3.5 million and $3.2 million, respectively, which are included in our reconciliation of unrecognized tax benefits (see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 19—Income Taxes contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K). Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Results of Operations

Net revenue, costs of goods sold, gross profit and gross margin

The following table summarizes our net revenue, costs of goods sold, gross profit and gross margin for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Net revenue	$1,929,334	$2,756,446
Cost of goods sold
Product costs and other cost of goods sold	1,409,197	2,026,363
Merchant fees, customer service, and other	76,793	106,181
Total cost of goods sold	1,485,990	2,132,544
Gross profit	$443,344	$623,902
Year-over-year percentage changes
Net revenue	(30.0)%
Gross profit	(28.9)%
Percent of total net revenue
Cost of goods sold
Product costs and other cost of goods sold	73.0%	73.5%
Merchant fees, customer service, and other	4.0%	3.9%
Total cost of goods sold	77.0%	77.4%
Gross margin	23.0%	22.6%

The 30% decrease in net revenue for the year ended December 31, 2022, as compared to the same period in 2021, was primarily due to a 39% decrease in the number of customer orders, partially offset by a 15% increase in average order value driven by a continued product mix shift into furniture and home furnishings categories. This decreased order activity was largely driven by the absence of pandemic-related shopping behavior as seen in the prior year, the impact of macroeconomic factors including a heightened inflationary environment and uncertainty impacting consumer sentiment, a shift in consumer spending preferences, and our strategy to exit non-home categories.

We cannot estimate the impact that macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, or the current conflict between Russia and Ukraine will have on our business in the future due to the unpredictable nature of the ultimate development and duration of these conditions.

International net revenues were less than 1% of total net revenues for 2022 and 2021.

Estimate of unearned product revenue on undelivered product

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have on the reported amount of revenue and income before taxes (in thousands):

	Year Ended December 31, 2022
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(8,819)	$(1,810)
1	$(5,794)	$(1,189)
As reported	As reported	As reported
(1)	$3,702	$760
(2)	$6,776	$1,392

Gross profit and gross margin

Our overall gross margins fluctuate based on competitive pricing; inventory management decisions; sales coupons and promotions; product mix of sales; advertising revenue and our marketing allowance program; and operational and fulfillment costs. Merchant fees, customer service, and other (previously labeled "Fulfillment and related costs") include merchant processing fees associated with customer payments made by credit cards and other payment methods and other variable fees, customer service costs, costs incurred to operate and staff our warehouses, including rent and depreciation expense associated with these facilities, costs to receive, inspect, pick, and prepare customer order for delivery, and direct and indirect labor costs including payroll, payroll-related benefits, and stock-based compensation, all of which we include as costs in calculating gross margin. Merchant fees, customer service, and other as a percentage of sales may vary due to several factors, such as our ability to effectively manage merchant fees, customer service costs, and warehouse costs. We believe that some companies in our industry, including some of our competitors, account for merchant fees, customer service, and other costs within operating expenses, and therefore exclude merchant fees, customer service, and other costs from gross margin. As a result, our gross margin may not be directly comparable to others in our industry.

Gross margins for the past eight quarterly periods and years ending December 31, 2022 and 2021 were:

	Q1	Q2	Q3	Q4	FY
2022	23.4%	22.9%	23.3%	22.1%	23.0%
2021	23.3%	22.0%	22.7%	22.7%	22.6%

Gross profit for the year ended December 31, 2022 decreased 29% compared to the same period in 2021, primarily due to decreased sales volume and partially offset by an increase in gross margin. Gross margin increased to 23.0% for the year ended December 31, 2022, compared to 22.6% for the same period in 2021, primarily due to merchandising actions, advertising revenue, and operational efficiencies. The increase was partially offset by higher promotional discounting and carrier costs.

Operating expenses

Sales and marketing expenses

We use a variety of online advertising channels to attract new and repeat customers, including search engine marketing, personalized emails, mobile app, loyalty program, affiliate marketing, display banners, and social media. We also build our brand awareness through linear and streaming TV.

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

The following table summarizes our sales and marketing expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Sales and marketing expenses	$215,477	$302,430
Advertising expense included in sales and marketing expenses	205,523	289,019
Year-over-year percentage change
Sales and marketing expenses	(28.8)%
Advertising expense included in sales and marketing expenses	(28.9)%
Percentage of net revenue
Sales and marketing expenses	11.2%	11.0%
Advertising expense included in sales and marketing expenses	10.7%	10.5%

The 20 basis point increase in sales and marketing expenses as a percent of net revenues for the year ended December 31, 2022, as compared to the same period in 2021, was primarily due to increased brand advertising, partially offset by decreased performance marketing expenses.

Technology expenses

We seek to deploy our capital resources efficiently in technology to support operations including private and public cloud, web services, customer support solutions, and product search, and in technology to enhance the customer experience, including machine learning algorithms, improving our process efficiency, modernizing and expanding our systems, and supporting and expanding our logistics infrastructure. We expect to continue to incur technology expenses to support these efforts and these expenditures may continue to be material.

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

The following table summarizes our technology expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Technology expenses	$121,158	$123,001
Year-over-year percentage change
Technology expenses	(1.5)%
Technology expenses as a percent of net revenue	6.3%	4.5%

The $1.8 million decrease in technology expenses for the year ended December 31, 2022, as compared to the same period in 2021, was primarily due to decreased third party spend and staff-related expenses. The decrease was partially offset by increased licensing costs.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
General and administrative expenses	$79,701	$87,399
Year-over-year percentage change
General and administrative expenses	(8.8)%
General and administrative expenses as a percent of net revenue	4.1%	3.2%

The $7.7 million decrease in general and administrative expenses for the year ended December 31, 2022, as compared to the same period in 2021, was primarily driven by reduced legal, third-party vendor, and facilities-related expenses, partially offset by increased staff-related expenses.

Other income (expense), net

The $76.3 million decrease in other income (expense), net for the year ended December 31, 2022, as compared to the same period in 2021, was primarily due to a $76.5 million decrease in income recognized on our equity method securities.

Income taxes

Our effective tax rate for the years ended December 31, 2022 and 2021 was (4.1)% and (39.6)%, respectively. Our effective tax rate is affected by recurring items such as research tax credits and non-recurring items such as changes in valuation allowances. We record valuation allowances against deferred tax assets when there is uncertainty about our ability to generate future income in relevant jurisdictions. The impact that macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, or the current conflict between Russia and Ukraine will have on our business in the future make estimates of future income more challenging due to the unpredictable nature of the ultimate development and duration of these conditions. It is also affected to a lesser extent by tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. Our low effective tax rate is primarily attributable to an increase in our valuation allowance for capital loss deferred tax assets associated with unrealized losses on our equity method securities. Our tax expense increased as compared to the same period in 2021 primarily due to the fact we no longer maintain a valuation allowance on most of our federal and state deferred tax assets.

We have indefinitely reinvested foreign earnings of $7.1 million at December 31, 2022. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies, estimates and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 2—Accounting Policies and Supplemental Disclosures. We believe that our estimates, assumptions, and judgments are reasonable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ significantly from these estimates. Our critical accounting policies are as follows:

•valuation of certain equity method securities carried at fair value.

Valuation of certain equity method securities carried at fair value

We measured certain equity method securities at fair value at the reporting date. In the absence of quoted market prices (e.g., a privately held entity), the fair value was determined in good faith under our valuation policy and process using generally accepted valuation approaches. We utilized an independent third party valuation firm to assist us in determining the fair value of our direct minority interest in tZERO using a market approach. The market approach relied upon market transaction valuations of the subject company, adjusted for enterprise value changes in guideline public companies. The fair value determination of our direct minority interest in tZERO required the use of significant unobservable inputs (Level 3 inputs) as shown in the table within Note 2—Accounting Policies and Supplemental Disclosures, Equity securities accounted for under the equity method under ASC 323. Due to the inherent uncertainty of determining the fair value of Level 3 securities that do not have a readily available market value, the determination of fair value required significant judgment or estimation and changes in the estimates and assumptions used in the valuation models could materially affect the determination of fair value for these assets.

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

Our loan agreements carry a fixed blended annual interest rate of 4.45%. As a result, we have no direct financial statement risk associated with changes in interest rates.

Foreign Currency Risk

Most of our sales and operating expenses are denominated in U.S. dollars, and therefore, our total revenue and operating expenses are not currently subject to significant foreign currency risk.

Inflation

Increases in commodity and shipping prices and energy and labor costs have resulted in inflationary pressures across various parts of our business and operations, including our partners and supply chain. We continue to monitor the impact of inflation in order to minimize its effects on our customers. We work with our partners to limit the amount of cost increases that are passed on through higher pricing. If costs borne by ourselves or our partners were to be subject to incremental inflationary pressures, we may not be able to fully offset such higher costs through pricing actions or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

Investment Risk

The fair values of our equity securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At December 31, 2022, our recorded value in equity securities in public and private companies was $296.3 million, compared to $342.7 million at December 31, 2021, of which $36,000 relates to publicly traded companies, compared to $174,000 at December 31, 2021, recorded at fair value, which are subject to market price volatility. For our equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity. We have elected to account for our direct minority interests in tZERO and SpeedRoute using the fair value option. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, other publicly available data, and the use of third-party valuation experts, as needed. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Overstock.com, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Overstock.com, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Valuation of certain equity method securities
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company values certain equity method securities using a market transaction backsolve approach adjusted for enterprise value changes in guideline public companies. As of December 31, 2022, the Company reported the carrying amount of its equity method securities was $296.3 million, a portion of which related to certain equity method securities valued using this approach.
We identified the valuation of certain equity method securities using a market transaction backsolve approach adjusted for enterprise value changes in guideline public companies as a critical audit matter. A high degree of subjective auditor judgment was required in evaluating the selection of the percentage change in enterprise value for guideline public companies. The valuation was sensitive to reasonably possible changes to this assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's fair value determination process for equity method securities carried at fair value, including a control related to the development of the percentage change in enterprise value for guideline public companies. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the selected percentage change in enterprise value for guideline public companies by comparing the selected percentage change to a range of percentages independently developed using publicly available data for comparable entities.

/s/ KPMG LLP
We have served as the Company's auditor since 2009.

Salt Lake City, Utah
February 24, 2023

Overstock.com, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$371,263	$503,341
Restricted cash	194	25
Accounts receivable, net of allowance for credit losses of $3,223 and $2,429	17,693	21,190
Inventories	6,526	5,137
Prepaids and other current assets	18,833	22,097
Total current assets	414,509	551,790
Property and equipment, net	109,906	109,479
Deferred tax assets, net	41,439	40,035
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $82,823 and $102,529	296,317	342,682
Operating lease right-of-use assets	7,460	12,584
Other long-term assets, net	2,755	3,236
Total assets	$878,546	$1,065,966
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$75,130	$102,293
Accrued liabilities	63,614	101,902
Unearned revenue	44,480	59,387
Operating lease liabilities, current	4,410	5,402
Other current liabilities	3,508	3,349
Total current liabilities	191,142	272,333
Long-term debt, net	34,476	37,984
Operating lease liabilities, non-current	3,626	7,960
Other long-term liabilities	3,476	3,303
Total liabilities	232,720	321,580
Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000
Series A-1, issued and outstanding - 0 and 4,204	—	—
Series B, issued and outstanding - 0 and 357	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 51,102 and 46,625
Outstanding shares - 44,951 and 43,023	5	4
Additional paid-in capital	982,718	960,544
Accumulated deficit	(173,829)	(136,590)
Accumulated other comprehensive loss	(522)	(537)
Treasury stock at cost - 6,151 and 3,602	(162,546)	(79,035)
Equity attributable to stockholders of Overstock.com, Inc.	645,826	744,386
Equity attributable to noncontrolling interests	—	—
Total stockholders' equity	645,826	744,386
Total liabilities and stockholders' equity	$878,546	$1,065,966

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$1,929,334	$2,756,446	$2,493,915
Cost of goods sold	1,485,990	2,132,544	1,922,559
Gross profit	443,344	623,902	571,356
Operating expenses:
Sales and marketing	215,477	302,430	260,714
Technology	121,158	123,001	116,248
General and administrative	79,701	87,399	97,679
Total operating expenses	416,336	512,830	474,641
Operating income	27,008	111,072	96,715
Interest income (expense), net	2,965	(556)	(838)
Other income (expense), net	(63,825)	12,500	613
Income (loss) before income taxes from continuing operations	(33,852)	123,016	96,490
Provision (benefit) for income taxes	1,384	(48,775)	1,363
Income (loss) from continuing operations	(35,236)	171,791	95,127
Income (loss) from discontinued operations, net of income taxes	—	217,246	(48,956)
Consolidated net income (loss)	$(35,236)	$389,037	$46,171
Less: Net loss attributable to noncontrolling interests from discontinued operations	—	(335)	(9,830)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(35,236)	$389,372	$56,001
Net income (loss) attributable to common shares—basic
Continuing operations	$(0.83)	$3.60	$2.13
Discontinued operations	—	4.58	(0.88)
Total	$(0.83)	$8.18	$1.25
Net income (loss) attributable to common shares—diluted
Continuing operations	$(0.83)	$3.57	$2.12
Discontinued operations	—	4.54	(0.88)
Total	$(0.83)	$8.11	$1.24
Weighted average shares of common stock outstanding:
Basic	44,323	42,981	41,217
Diluted	44,323	43,332	41,607

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Consolidated net income (loss)	$(35,236)	$389,037	$46,171
Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax of $0, $0 and $0	15	16	15
Other comprehensive income	15	16	15
Comprehensive income (loss)	$(35,221)	$389,053	$46,186
Less: Comprehensive loss attributable to noncontrolling interests—discontinued operations	—	(335)	(9,830)
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$(35,221)	$389,388	$56,016

See accompanying notes to consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (in thousands, except per share data)
	Year Ended December 31,
	2022	2021	2020
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of year	46,625	46,331	42,790
Common stock issued upon vesting of restricted stock	295	294	710
Common stock issued for ESPP purchases	84	—	—
Conversion of preferred stock	4,098	—	—
Common stock sold through offerings	—	—	2,831
Balance at end of year	51,102	46,625	46,331
Shares of treasury stock
Balance at beginning of year	3,602	3,563	3,326
Repurchases of common stock	2,461	—	—
Tax withholding upon vesting of employee stock awards	88	86	237
Sale of treasury stock	—	(47)	—
Balance at end of year	6,151	3,602	3,563
Total shares of common stock outstanding	44,951	43,023	42,768
Common stock
Balance at beginning of year	$4	$4	$4
Conversion and elimination of preferred stock	1	—	—
Balance at end of year	$5	$4	$4
Shares of Series A-1 preferred stock issued
Balance at beginning of year	4,204	4,204	4,210
Conversion and elimination of preferred stock	(4,204)	—	—
Shares declared, not distributed	—	—	(6)
Balance at end of year	—	4,204	4,204
Shares of treasury stock
Balance at beginning of year	—	—	—
Repurchases of shares	7	—	—
Conversion and elimination of preferred stock	(7)	—	—
Balance at end of year	—	—	—
Total shares of Series A-1 preferred stock outstanding	—	4,204	4,204
Shares of Series B Preferred stock issued and outstanding
Balance at beginning of year	357	357	357
Conversion and elimination of preferred stock	(357)	—	—
Balance at end of year	—	357	357
Preferred stock	$—	$—	$—

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (in thousands, except per share data)
	Year Ended December 31,
	2022	2021	2020
Additional paid-in capital
Balance at beginning of year	$960,544	$970,873	$764,845
Stock-based compensation to employees and directors	18,318	11,700	12,930
Common stock issued for ESPP purchases	2,779	—	—
Conversion and elimination of preferred stock	1,043	—	—
Sale of treasury stock	—	2,726	—
Subsidiary equity award tender offer	—	(2,130)	—
Change in noncontrolling interest ownership	—	(22,625)	—
Common stock sold through offerings, net	—	—	192,692
Other	34	—	406
Balance at end of year	$982,718	$960,544	$970,873
Accumulated deficit
Balance at beginning of year	$(136,590)	$(525,233)	$(580,390)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	(35,236)	389,372	56,001
Dividend issued upon conversion and elimination of preferred stock	(1,697)	—	—
Conversion and elimination of preferred stock	(306)	—	—
Declaration and payment of preferred dividends	—	(729)	(731)
Other	—	—	(113)
Balance at end of year	$(173,829)	$(136,590)	$(525,233)
Accumulated other comprehensive loss
Balance at beginning of year	$(537)	$(553)	$(568)
Net other comprehensive income	15	16	15
Balance at end of year	$(522)	$(537)	$(553)
Treasury stock
Balance at beginning of year	$(79,035)	$(71,399)	$(68,807)
Repurchases of common and Series A-1 preferred stock	(80,117)	—	—
Tax withholding upon vesting of restricted stock	(3,700)	(8,279)	(2,592)
Conversion and elimination of preferred stock	306	—	—
Sale of treasury stock	—	643	—
Balance at end of year	(162,546)	(79,035)	(71,399)
Total equity attributable to stockholders of Overstock.com, Inc.	$645,826	$744,386	$373,692

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (in thousands, except per share data)
	Year Ended December 31,
	2022	2021	2020
Equity attributable to noncontrolling interests
Balance at beginning of year	$—	$62,634	$62,771
Paid in capital for noncontrolling interest	—	—	5,000
Fair value of noncontrolling interest at acquisition	—	—	3,320
Net loss attributable to noncontrolling interests	—	(335)	(9,830)
Change in noncontrolling interest ownership	—	22,625	—
Deconsolidation of subsidiaries	—	(84,924)	1,837
Other	—	—	(464)
Total equity attributable to noncontrolling interests	$—	$—	$62,634

Total stockholders' equity	$645,826	$744,386	$436,326

See accompanying notes to consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Consolidated net income (loss)	$(35,236)	$389,037	$46,171
(Income) loss from discontinued operations, net of income taxes	—	(217,246)	48,956
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,706	18,564	21,776
Non-cash operating lease cost	5,304	5,021	4,971
Stock-based compensation to employees and directors	18,318	11,133	7,841
(Increase) decrease in deferred tax assets, net	(1,404)	(53,829)	35
(Income) loss from equity method securities	63,923	(12,585)	—
Other non-cash adjustments	185	1,537	(542)
Changes in operating assets and liabilities:
Accounts receivable, net	3,805	1,677	(6,715)
Inventories	(1,389)	1,106	(403)
Prepaids and other current assets	4,076	2,958	(5,358)
Other long-term assets, net	(1,116)	(1,755)	(264)
Accounts payable	(28,821)	(7,787)	34,428
Accrued liabilities	(36,625)	(21,595)	48,907
Unearned revenue	(14,907)	(12,778)	31,049
Operating lease liabilities	(5,527)	(5,261)	(5,995)
Other long-term liabilities	173	(150)	1,769
Net cash provided by (used in) continuing operating activities	(12,535)	98,047	226,626
Net cash used in discontinued operating activities	—	(17,128)	(30,152)
Net cash provided by (used in) operating activities	(12,535)	80,919	196,474
Cash flows from investing activities:
Purchase of equity securities	(18,920)	—	—
Contributions for capital calls	—	(41,122)	—
Capital distribution from investment	1,224	—	—
Expenditures for property and equipment	(14,899)	(13,617)	(14,874)
Other investing activities, net	(439)	(1,694)	(397)
Net cash used in continuing investing activities	(33,034)	(56,433)	(15,271)
Net cash used in discontinued investing activities	—	(29,703)	(8,284)
Net cash used in investing activities	(33,034)	(86,136)	(23,555)

Continued on the following page

Overstock.com, Inc. Consolidated Statements of Cash Flows (in thousands)
	Year ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Repurchase of shares	(80,117)	—	—
Payments on long-term debt	(3,447)	(3,030)	(2,635)
Proceeds from long-term debt	—	—	47,500
Proceeds from sale of common stock, net of offering costs	—	—	195,540
Payments of taxes withheld upon vesting of employee stock awards	(3,700)	(8,279)	(2,592)
Proceeds from employee stock purchase plan	924	—	—
Other financing activities, net	—	(1,374)	(6,449)
Net cash provided by (used in) continuing financing activities	(86,340)	(12,683)	231,364
Net cash provided by discontinued financing activities	—	2,085	—
Net cash provided by (used in) financing activities	(86,340)	(10,598)	231,364
Net increase (decrease) in cash, cash equivalents, and restricted cash	(131,909)	(15,815)	404,283
Cash, cash equivalents, and restricted cash, beginning of year, inclusive of cash balances of discontinued operations	503,366	519,181	114,898
Cash, cash equivalents, and restricted cash, end of year, inclusive of cash balances of discontinued operations	371,457	503,366	519,181
Less: Cash, cash equivalents, and restricted cash of discontinued operations	—	—	22,559
Cash, cash equivalents, and restricted cash, end of year	$371,457	$503,366	$496,622

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

Through our online business, we offer a wide selection of quality furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. We sell our products and services through our Internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com (referred to collectively as the "Website") and through our mobile app. Although our four websites are located at different domain addresses, the technology, equipment, and processes supporting the Website and the process of order fulfillment described herein are the same for all four websites.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, Club O and gift card breakage, sales returns, inventory valuation, depreciable lives, equity securities valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities, and contingencies. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, to the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Supplemental cash flow information

The following table shows supplemental cash flow information (in thousands):

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$1,777	$1,775	$1,808
Income taxes paid, net	2,562	2,262	1,452
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,527	$508	$336

See also Note 11—Leases for additional supplemental disclosures of cash flow information related to our leases.

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

Our assets and liabilities that are adjusted to fair value on a recurring basis are cash equivalents, our equity securities under ASC 321, and deferred compensation liabilities, which fair values are determined using quoted market prices from daily exchange traded markets on the closing price as of the balance sheet date and are classified as Level 1. Our equity securities under ASC 323 accounted for under the fair value option are measured on a recurring basis using unobservable inputs (level 3). Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, finance obligations, and debt are carried at cost, which approximates their fair value. Certain assets, including long-lived assets, certain equity securities under ASC 323, goodwill, cryptocurrencies, and other intangible assets, are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments using fair value measurements with unobservable inputs (level 3), apart from cryptocurrencies which use quoted prices from various digital currency exchanges with active markets in certain circumstances (e.g., when there is evidence of impairment).

Accounts receivable, net

Accounts receivable consist primarily of trade amounts due from customers in the United States and uncleared credit card transactions at period end. Accounts receivables are recorded at invoiced amounts and do not bear interest. We maintain an allowance for expected credit losses based upon our business customers' financial condition and payment history, our historical collection experience, and any future expected economic conditions.

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

Prepaids and other current assets

Prepaids and other current assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, prepaid inventories, other miscellaneous costs, and cryptocurrencies.

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

Initial valuation of retained noncontrolling interest in former subsidiaries

During the second quarter of 2021, we measured our retained noncontrolling interest in former subsidiaries at fair value at the date of deconsolidation. In the absence of quoted market prices (since the equity of these entities is not traded on a public market), the fair value was determined in good faith under our valuation policy and process using generally accepted valuation approaches. We utilized an independent third party valuation firm to assist us in determining the fair values of our retained noncontrolling interest in former subsidiaries using a combination of a market approach and income approach. The market approach relied upon a comparison with guideline public companies or guideline transactions and entails selecting relevant financial information of the subject company, and capitalizing those amounts using valuation multiples that are based on empirical market observations. The income approach relied upon an analysis of its projected economic earnings discounted to present value (discounted cash flows). The fair value determination of our retained noncontrolling interest required the use of significant unobservable inputs (Level 3 inputs) as shown in the table within Note 4—Discontinued Operations. Due to the inherent uncertainty of determining the fair value of Level 3 securities that do not have a readily available market value, the determination of fair value required significant judgment or estimation and changes in the estimates and assumptions used in the valuation models could materially affect the determination of fair value for these assets. See Note 4—Discontinued Operations for further information.

Equity securities under ASC 321

At December 31, 2022, we held minority interests (less than 20%) in certain public entities, accounted for under ASC Topic 321, Investments—Equity Securities ("ASC 321"), which are included in Equity securities at fair value in our consolidated balance sheets. We measure our ASC 321 equity securities at fair value (based on Level 1 inputs) with changes in fair value recorded in Other income (expense), net in our consolidated statements of operations. Dividends received are reported in earnings if and when received.

Equity securities accounted for under the equity method under ASC 323

At December 31, 2022, we held minority interests in privately held entities, Medici Ventures, L.P., tZERO, and SpeedRoute, LLC ("SpeedRoute"), accounted for under the equity method under ASC Topic 323, Investments—Equity Method and Joint Ventures ("ASC 323"), which are included in Equity securities in our consolidated balance sheets. We can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest.

Based on the nature of our ownership interests and the extent of our contributed capital, we held a variable interest in Medici Ventures, L.P. and SpeedRoute, both of which meet the definition of variable interest entities; however, we are not the primary beneficiary of these entities for purposes of consolidation as we do not have the power (either explicit or implicit), through voting rights or otherwise, to direct the activities of Medici Ventures, L.P. and SpeedRoute that most significantly impact their economic performance. Our investments in these variable interest entities totaled $217.4 million as of December 31, 2022, representing our maximum exposures to loss.

We record our proportionate share of Medici Ventures, L.P.'s net assets assuming the entity (i) liquidated its net assets at their book values and (ii) distributed the proceeds to the investors based on the distribution waterfall in the investment agreement, which reflects the fair value changes of the underlying investments of the entity, any investor-level adjustments, and any other operating income or losses of the entity, in Other income (expense), net in our consolidated statements of operations with corresponding adjustments to the carrying value of the asset. If such events or circumstances have occurred that may indicate the fair value of our equity interest is less than its carrying value, we estimate the fair value of our equity interest and recognize an impairment loss equal to the difference between the fair value of the security and its carrying value which is recorded in Other income (expense), net in our consolidated statements of operations. There is no difference between the carrying amount of our investment in the entity and the amount of underlying equity we have in the entity's net assets.

We have elected to apply the fair value option for valuing our direct minority interests in tZERO and SpeedRoute as we determined that accounting for our direct minority interests in tZERO and SpeedRoute under the fair value option would approximate the same valuation approach used by Medici Ventures, L.P. for valuing our indirect interest in tZERO and SpeedRoute and would be the most meaningful and transparent option for evaluating our continued exposure to the economics of tZERO and SpeedRoute. The fair value was determined in good faith under our valuation policy and process using generally accepted valuation approaches through the use of a third-party valuation firm. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data.

The methods and significant assumptions to estimate the fair value of our direct minority interests in tZERO under the fair value option include using a market approach. The market approach relied upon market transaction valuations of the subject company, adjusted for enterprise value changes in guideline public companies. Due to the new Series B financing round led by the Intercontinental Exchange, the valuation approach used for valuing our direct interest in tZERO changed to a market approach using a transaction backsolve with an option pricing model valuation technique in the current period compared to a market approach with guideline public companies and income approach valuation technique in the prior period. The methods and significant assumptions to estimate the fair value of our direct minority interests in SpeedRoute under the fair value option include using a market approach based on recent market transaction valuations.

The following table summarizes the valuation techniques and significant unobservable inputs used in the fair value measurement of our Level 3 equity securities:

Investment	Fair Value	Valuation technique	Unobservable inputs	Inputs
tZERO	$78,867	Market approach - transaction backsolve with an option pricing model	Term to liquidity	5.0 years
			Volatility	125%
			Percentage change in enterprise value for guideline public companies	(32.4)%
SpeedRoute	3,920	Market approach - recent transactions	N/A	N/A
Total	$82,787

A significant change in the term to liquidity, volatility, or percentage change in enterprise value for guideline public companies inputs could result in a significant change in the fair value measurement.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. There were no impairments to goodwill recorded during the years ended December 31, 2022, 2021 and 2020 and no other changes to the carrying amount of goodwill during the years ended December 31, 2022 and 2021. Our goodwill balance of $6.2 million as of December 31, 2022 and 2021 is net of accumulated impairment losses and other adjustments of $3.3 million.

Impairment of long-lived assets

We review property and equipment, right-of-use assets, and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2022, 2021 and 2020.

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

We use the Black-Scholes option pricing model to determine the fair value of our employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price and assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.

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
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including projected future taxable income, scheduled reversals of our deferred tax liabilities, tax planning strategies, and results of recent operations. Our projections of future taxable income are subject to change due to economic outlook, political climate, and other conditions such as supply chain challenges, inflation, rising interest rates, and other macroeconomic conditions, and judgment is required in determining our ability to use our deferred tax assets.
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

Net income (loss) per share

Our Series A-1 preferred stock and Series B preferred stock (collectively, the "Preferred Shares") were considered participating securities, and as a result, net income (loss) per share has historically been calculated using the two-class method. Under this method, we give effect to preferred dividends and then allocate undistributed net income (loss) attributable to participating securities (based on the weighted average percentage of shares outstanding) in determining net income (loss) attributable to common shares. In periods of net loss, a determination is also made on whether a participating security holder has an obligation to share in the losses before allocating to participating securities. As of December 31, 2022, there were no participating securities following our preferred stock conversion. See Note 14—Stockholders' Equity, Preferred stock conversion, for further information.

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable from the employee stock purchase plan and restricted stock awards are included in the calculation of diluted net income (loss) per common share to the extent such shares are dilutive.

3. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of December 31, 2022 and 2021, as indicated (in thousands):

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market mutual funds	$252,650	$252,650	$—	$—
Equity securities, at fair value	82,823	36	—	82,787
Trading securities held in a "rabbi trust" (1)	399	399	—	—
Total assets	$335,872	$253,085	$—	$82,787
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$396	$396	$—	$—
Total liabilities	$396	$396	$—	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market mutual funds	$—	$—	$—	$—
Equity securities, at fair value	102,529	174	—	102,355
Trading securities held in a "rabbi trust" (1)	179	179	—	—
Total assets	$102,708	$353	$—	$102,355
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$188	$188	$—	$—
Total liabilities	$188	$188	$—	$—
 ___________________________________________
(1)    Trading securities held in a rabbi trust are included in Other long-term assets, net in the consolidated balance sheets.
(2)    Non-qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

The following table provides activity for our Level 3 investments during the periods presented (in thousands):

Amount
Level 3 investments at December 31, 2020	$—
Increase due to acquisition of Level 3 investments	99,723
Increase in fair value of Level 3 investments	2,632
Level 3 investments at December 31, 2021	102,355
Increase due to purchases of Level 3 investments	18,920
Decrease in fair value of Level 3 investments	(38,488)
Level 3 investments at December 31, 2022	$82,787

4. DISCONTINUED OPERATIONS

On January 25, 2021, we entered into an agreement with Medici Ventures, Pelion, and Pelion, Inc. (the "Medici Closing"), pursuant to which Medici Ventures converted to a Delaware limited partnership (the "Partnership") and Pelion became the sole general partner of the Partnership, and we became the limited partner of the Partnership. The term of the Partnership is eight years. A tZERO debt conversion was completed during the quarter ended March 31, 2021, following which Medici Ventures and Overstock held approximately 42% and 41%, respectively, of tZERO's outstanding common stock. On April 23, 2021, we entered into the Limited Partnership Agreement with Pelion, pursuant to which Pelion became the sole general partner, holding a 1% equity interest in the Partnership, and Overstock became a limited partner, holding a 99% equity interest in the Partnership. Our retained equity interest in these entities are classified as equity method securities as we are deemed to have significant influence, but not control, over these entities through holding more than a 20% interest in the entity.

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

Results of discontinued operations through the transaction date were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Net revenue	$—	$17,394	$55,868
Cost of goods sold	—	13,716	47,691
Gross profit	—	3,678	8,177
Operating expenses
Technology	—	7,133	20,750
Selling, general, and administrative	—	13,509	31,916
Total operating expenses	—	20,642	52,666
Operating loss from discontinued operations	—	(16,964)	(44,489)
Interest income, net	—	192	600
Other income (loss), net	—	4,081	(5,441)
Gain on deconsolidation	—	243,541	—
Income (loss) from discontinued operations before income taxes	—	230,850	(49,330)
Provision (benefit) for income taxes	—	13,604	(374)
Income (loss) from discontinued operations, net of income taxes	$—	$217,246	$(48,956)
Less: Net loss attributable to noncontrolling interests from discontinued operations	—	(335)	(9,830)
Net income (loss) from discontinued operations attributable to stockholders of Overstock.com, Inc.	$—	$217,581	$(39,126)

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following (in thousands):

	December 31,
	2022	2021
Credit card receivables, trade	$10,595	$14,148
Accounts receivable, trade	5,760	6,501
Other receivables	4,561	2,970
	20,916	23,619
Less: allowance for credit losses	(3,223)	(2,429)
Total accounts receivable, net	$17,693	$21,190

6. PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid maintenance	$8,767	$10,780
Other current assets	5,467	5,071
Prepaid other	4,599	6,246
Total prepaids and other current assets	$18,833	$22,097

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31,
	2022	2021
Computer hardware and software, including internal-use software and website development	$240,148	$225,256
Building	69,350	69,293
Land	12,781	12,781
Furniture and equipment	12,642	12,067
Building machinery and equipment	9,791	9,809
Land improvements	7,060	7,025
Leasehold improvements	2,904	2,601
	354,676	338,832
Less: accumulated depreciation	(244,770)	(229,353)
Total property and equipment, net	$109,906	$109,479

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Capitalized internal-use software and website development	$7,915	$6,126	$10,246
Depreciation of internal-use software and website development	6,571	7,237	10,262

Depreciation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Cost of goods sold	$682	$605	$680
Technology	12,233	13,801	15,708
General and administrative	3,742	4,064	5,279
Total depreciation	$16,657	$18,470	$21,667
8. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	December 31,
	2022	2021
Equity securities accounted for under the equity method under ASC 323	$213,494	$240,153
Equity securities accounted for under the equity method under the fair value option	82,787	102,355
Equity securities under ASC 321	36	174
Total equity securities	$296,317	$342,682

The following table includes our equity securities accounted for under the equity method (ASC 323) and related ownership interest as of December 31, 2022:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	29%
SpeedRoute, LLC	49%

During the year ended December 31, 2022, we completed our investment of an additional $15.0 million in tZERO through their Series B financing round led by the Intercontinental Exchange. We also acquired an equity interest in SpeedRoute, LLC ("SpeedRoute"), a former subsidiary of tZERO, which provides connectivity to tZERO's registered broker-dealer clients to U.S. equity exchanges and off-exchange sources of liquidity for $3.9 million.

The carrying amount of our equity method securities was $296.3 million at December 31, 2022, which is included in Equity securities on our consolidated balance sheets, of which $82.8 million is valued under the fair value option (tZERO and SpeedRoute). These investments are valued using Level 3 inputs, which represents 24.6% of assets measured at fair value. For our investments in Medici Ventures, L.P., tZERO, and SpeedRoute there is no difference in the carrying amount of the assets and liabilities and our maximum exposure to loss, and there is no difference between the carrying amount of our investment in Medici Ventures, L.P. and the amount of underlying equity we have in the entity's net assets.

The following table summarizes the net gain (loss) recognized on equity method securities recorded in Other income (expense), net in our consolidated statements of operations (in thousands):

	Years ended December 31,
	2022	2021
Net gain (loss) recognized on our proportionate share of the net assets of our equity method securities	$(25,435)	$9,953
Increase (decrease) in fair value of equity method securities held under fair value option	(38,488)	2,632

Regulation S-X Rules 4-08(g) and 3-09

In accordance with SEC Rules 4-08(g) and 3-09 of Regulation S-X, we must determine which, if any, of our equity method securities is a "significant subsidiary". Regulation S-X mandates the use of three different tests to determine if any of our equity securities are significant subsidiaries: the investment test, the asset test, and the income test. The table below provides the summarized financial information required by Rule 4-08(g) for those equity method securities in aggregate that have met the significance criteria (in thousands):

	December 31,
Balance Sheet (1)	2022	2021
Assets	$122,015	$76,192
Liabilities	(25,055)	(21,683)
Equity	$(96,960)	$(54,509)

	Years ended December 31,
Results of Operations (1)	2022	2021	2020
Revenues	$31,187	$20,800	$4,788
Pre-tax loss	(37,619)	(24,528)	(36,533)
Net loss	(37,477)	(24,590)	(36,625)
 ___________________________________________
(1) The balance sheet and results of operations in the summarized financial information above excludes the financial information for the periods subsequent to the date an equity method investee ceased being accounted for under the equity method and only includes the financial information for the periods subsequent to the date an investee became an equity method investment and was accounted for under the equity method.

In accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of Medici Ventures, L.P. for the periods ended September 30, 2022, and 2021, their fiscal year-ends, are being filed herewith as Exhibit 99.2 and Exhibit 99.1, respectively, and as such are excluded from the table above. In addition, tZERO was not deemed significant for the years ended December 31, 2021 and 2020 but was significant for the year ended December 31, 2022. In accordance with Rule 3-09 of Regulation S-X, separate audited financial statements for tZERO for the year ended December 31, 2022 will be filed subsequently as an amendment to this Form 10-K.

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accounts payable accruals	$14,343	$25,571
Accrued compensation and other related costs	12,018	21,910
Allowance for returns	10,222	13,923
Accrued marketing expenses	9,670	15,317
Accrued freight	7,880	10,982
Sales and other taxes payable	5,288	8,756
Other accrued expenses	4,193	5,443
Total accrued liabilities	$63,614	$101,902

10. BORROWINGS

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

As of December 31, 2022, the total outstanding debt on these loans was $38.0 million, net of $404,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $3.5 million.

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

Future principal payments on our total debt as of December 31, 2022, are as follows (in thousands):

Payments due by period
2023	$3,606
2024	282
2025	—
2026	—
2027	—
Thereafter	34,500
$38,388

11. LEASES

We have operating leases for warehouses, office space, and data centers. Our leases have remaining lease terms of one year to five years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year. Variable lease costs include executory costs, such as taxes, insurance, and maintenance.

The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Operating lease cost	$5,975	$6,583	$6,352
Variable lease cost	1,489	1,702	1,536

The following tables provides a summary of other information related to leases (in thousands):

	Years ended December 31,
	2022	2021	2020
Cash payments included in operating cash flows from lease arrangements	$6,237	$6,478	$7,224
Right-of-use assets obtained in exchange for new operating lease liabilities	437	835	5,316
Derecognition of right-of-use assets due to reassessment of lease term	257	527	666

The following table provides a summary of balance sheet information related to leases:

	December 31,
	2022	2021
Weighted-average remaining lease term—operating leases	2.04 years	2.72 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of December 31, 2022, are as follows (in thousands):

Payments due by period
2023	$4,816
2024	2,880
2025	689
2026	250
2027	83
Thereafter	—
Total lease payments	8,718
Less interest	682
Present value of lease liabilities	$8,036

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

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former Chief Executive Officer and former Chief Financial Officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), and Section 20A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming us and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our President, our former Chief Executive Officer, and our former Chief Financial Officer. We filed a motion to dismiss and, on September 28, 2020, the court granted our motion and entered judgment in our favor. The plaintiffs filed a motion to amend their complaint on October 23, 2020. The United States District Court of Utah granted the plaintiffs' motion to amend their complaint on January 6, 2021. The plaintiffs filed their amended complaint on January 11, 2021. We filed a motion to dismiss plaintiffs' amended complaint, and on September 20, 2021, the court granted our motion and entered judgment in our favor. On October 18, 2021, the plaintiffs filed a Notice of Appeal, appealing the ruling of the district court to the United States Court of Appeals for the Tenth Circuit. We are awaiting a ruling from the Tenth Circuit that heard oral argument on the appeal on February 9, 2023. No estimates of the possible losses or range of losses can be made at this time. We intend to continue to vigorously defend this consolidated action.

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

We establish liabilities when a particular contingency is probable and estimable which are included in Accrued liabilities in our consolidated balance sheets. At December 31, 2022 and 2021, our established liabilities were not material.

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

Preferred stock conversion

On May 12, 2022, Overstock shareholders voted to approve separate proposals to approve the amendment of the Company's Amended and Restated Certificate of Designation for both classes of its preferred stock to provide that each share of our Series A-1 and Series B preferred stock be automatically converted into 0.90 of a share of our common stock (the "Conversion"). On June 10, 2022, in connection with the completion of the Conversion, the Company issued 4,097,697 shares of our common stock in exchange for the outstanding Series A-1 and Series B preferred stock on that date. As the fair value of our common stock issued exceeded the fair value of the Series A-1 and Series B preferred stock exchanged on the Conversion date, we recognized a non-cash deemed dividend to our preferred stockholders of $1.7 million due to the excess fair value per share compared to the conversion ratio. Following the Conversion, the Company eliminated the Series A-1 and Series B preferred stock classes by filing Certificates of Elimination with the Delaware Secretary of State.

JonesTrading Sales Agreement

We entered into an Amended and Restated Capital on DemandTM Sales Agreement (the "Sales Agreement") dated June 26, 2020 with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"), under which we may conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading and D.A. Davidson, acting as our agents, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. For the years ended December 31, 2022 and 2021, we did not sell any shares of our common stock pursuant to the Sales Agreement. For the year ended December 31, 2020, we received $2.8 million of proceeds that was included in Accounts receivable, net on our consolidated balance sheet at December 31, 2019 for the sale of an aggregate 415,904 shares of our common stock under the prior iteration of the agreement that were executed in late December 2019. As of December 31, 2022, we had $150.0 million available under our "at the market" sales program.

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

For the year ended December 31, 2022, we repurchased $79.8 million of our common stock and $306,000 of our Series A-1 preferred stock under the Repurchase Program at average prices of $32.41 and $42.16 per share, respectively. As of December 31, 2022, we had $19.9 million available for future share repurchases under our current repurchase authorization through December 31, 2023. For the year ended December 31, 2022, we retired 7,244 shares of our Series A-1 preferred stock treasury stock which had been previously repurchased under the Repurchase Program. The retirement increased Accumulated deficit by $306,000.

15. STOCK-BASED AWARDS

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

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Cost of goods sold	$132	$102	$169
Sales and marketing	693	987	799
Technology	7,659	3,799	1,654
General and administrative	9,834	6,245	5,219
Total stock-based compensation expense	$18,318	$11,133	$7,841

Overstock restricted stock awards

The Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan provides for the grant of restricted stock units to employees and directors of the Company and other types of equity awards of the Company. The Compensation Committee of the Board of Directors approves grants of restricted stock awards to our officers, board members and employees. These restricted stock awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.4% at the end of the third year; subject to the recipient's continuing service to us. At December 31, 2022, 1.3 million shares of stock remained available for future grants under the Plan.

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

The following table summarizes restricted stock award activity (in thousands, except fair value data):

	2022		2021		2020
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	663	$56.37	639	$17.98	1,051	$26.22
Granted at fair value	618	42.75	415	92.29	484	10.39
Vested	(295)	43.32	(294)	24.88	(710)	23.58
Forfeited	(205)	57.77	(97)	52.26	(186)	23.43
Outstanding—end of year	781	$50.17	663	$56.37	639	$17.98

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

The maximum number of shares of common stock that may be issued under the ESPP in aggregate is 3.0 million shares. For the year ended December 31, 2022, 83,570 shares were purchased at an average price per share of $35.41. At December 31, 2022, approximately 2.9 million shares of common stock remained available under the ESPP.

The ESPP is considered a compensatory plan and the fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model and expense will be recognized straight-line over the 24-month offering period. For the year ended December 31, 2022, we recognized $2.4 million in share-based compensation expense related to the ESPP, which is included in the stock compensation expense table above combined with the expense associated with our restricted stock units.

16. EMPLOYEE RETIREMENT PLAN

We have a 401(k) defined contribution plan which permits participating employees to defer a portion of their compensation, subject to limitations established by the Internal Revenue Code. During the years ended December 31, 2022, 2021 and 2020, employees who completed 3 months of service and are 21 years of age or older are qualified to participate in the plan which matches 100% of the first 6% of each participant's contributions to the plan subject to IRS limits. Matching contributions vest immediately. Participant contributions also vest immediately. Our matching contribution totaled $5.7 million, $5.2 million and $4.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. We made no discretionary contributions to eligible participants for the years ended December 31, 2022, 2021 and 2020, respectively.

17. REVENUE AND CONTRACT LIABILITY

Unearned revenue

Unearned revenue consists of the following (in thousands):

	December 31,
	2022	2021
Club O membership fees and reward points	$16,795	$16,701
In store credits	12,046	11,777
Unearned product revenue on undelivered product	10,932	20,689
Unearned product revenue on unshipped orders	3,536	9,107
Other	1,171	1,113
Total unearned revenue	$44,480	$59,387

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the period (in thousands):

Amount
Unearned revenue at December 31, 2020	$72,165
Increase due to deferral of revenue at period end, net	51,384
Decrease due to beginning contract liabilities recognized as revenue	(64,162)
Unearned revenue at December 31, 2021	59,387
Increase due to deferral of revenue at period end, net	32,993
Decrease due to beginning contract liabilities recognized as revenue	(47,900)
Unearned revenue at December 31, 2022	$44,480

Our total unearned revenue related to outstanding Club O Reward dollars was $10.9 million and $10.0 million at December 31, 2022 and 2021, respectively. Breakage income related to Club O Reward dollars and gift cards is recognized in Net revenue in our consolidated statements of operations. Breakage included in revenue was $4.4 million, $6.9 million, and $5.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Sales returns allowance

The following table provides additions to and deduction from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2019	$11,106
Additions to the allowance	204,810
Deductions from the allowance	(196,726)
Allowance for returns at December 31, 2020	19,190
Additions to the allowance	237,622
Deductions from the allowance	(242,889)
Allowance for returns at December 31, 2021	13,923
Additions to the allowance	161,492
Deductions from the allowance	(165,193)
Allowance for returns at December 31, 2022	$10,222

18. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2022	2021	2020
Income (loss) from equity method securities	$(63,923)	$12,585	$—
Gain (loss) on equity securities	(137)	(1,238)	305
Other	235	1,153	308
Total other income (expense), net	$(63,825)	$12,500	$613

19. INCOME TAXES

For financial reporting purposes, income (loss) from continuing operations before income taxes includes the following components (in thousands):

	Years ended December 31,
	2022	2021	2020
United States income (loss)	$(35,272)	$121,180	$95,115
Foreign income	1,420	1,836	1,375
Total income (loss) from continuing operations before income taxes	$(33,852)	$123,016	$96,490

The provision (benefit) for income taxes for 2022, 2021 and 2020 consists of the following (in thousands):

	Years ended December 31,
	2022	2021	2020
Current:
Federal	$802	$532	$—
State	1,874	4,344	1,316
Foreign	112	183	68
Total current	2,788	5,059	1,384
Deferred:
Federal	(1,275)	(49,045)	—
State	(50)	(4,763)	—
Foreign	(79)	(26)	(21)
Total deferred	(1,404)	(53,834)	(21)
Total provision (benefit) for income taxes	$1,384	$(48,775)	$1,363

The provision (benefit) for income taxes for 2022, 2021 and 2020 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to income (loss) before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2022	2021	2020
U.S. federal income tax provision (benefit) at statutory rate	$(7,109)	$25,833	$20,263
State income tax expense, net of federal benefit	(1,170)	5,734	3,224
Global intangible low-tax income	919	143	229
Non-deductible executive compensation	905	1,908	147
Stock based compensation expense	219	(3,851)	1,839
Other, net	(67)	(33)	(34)
Delaware gift card litigation reversal	—	—	(1,022)
Research and development credit	(2,956)	(1,419)	(1,266)
Change in valuation allowance	10,643	(77,090)	(22,017)
Total provision (benefit) for income taxes	$1,384	$(48,775)	$1,363

The components of our deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$20,711	$35,247
Research and development tax credits	20,549	19,551
Basis difference in equity securities	15,302	6,092
Capitalized software development	12,604	—
Unearned revenue	5,694	5,431
Accrued expenses	4,259	5,750
Reserves and other	2,592	2,835
Operating lease liabilities	1,844	3,128
Other tax credits and carryforwards	288	207
Intangible assets	208	135
Gross deferred tax assets	84,051	78,376
Valuation allowance	(21,459)	(11,384)
Total deferred tax assets	62,592	66,992
Deferred tax liabilities:
Basis difference in equity securities	(15,072)	(20,831)
Operating lease right-of-use assets	(1,702)	(3,077)
Fixed assets	(3,730)	(2,264)
Prepaid expenses	(649)	(785)
Total deferred tax liabilities	(21,153)	(26,957)
Total deferred tax assets (liabilities), net	$41,439	$40,035

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures, including software development, as defined under IRC Section 174, in the year incurred. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. This new requirement caused us to utilize significant federal and state tax net operating loss carryforwards in the current year. We will continue to utilize federal and state tax attributes at a faster rate than our financial statement earnings in the future and there may be increases to cash taxes paid unless legislation is passed that would defer, repeal, or otherwise modify these new requirements. This change also impacted certain other computations within our tax provision, such as our global intangible low-tax income and our research and development credit, increasing both items over prior years.

At December 31, 2022, we have federal net operating loss carryforwards with no expiration date of approximately $73.6 million; the utilization of these net operating loss carryforwards is limited to 80% of taxable income in any given year. We have state net operating loss carryforwards with no expiration date of approximately $37.4 million primarily in the state of Utah; the utilization of these net operating loss carryforwards is limited to 80% of taxable income in the state in any given year. We also have state net operating loss carryforwards of approximately $68.9 million that expire between 2026 and 2039.

At December 31, 2022, we have federal research credit carryforwards of approximately $23.2 million that expire between 2032 and 2042. We also have state research credit carryforwards of approximately $9.8 million that expire between 2023 and 2036. Ownership changes under Internal Revenue Code Section 382 could limit the amount of net operating losses or credit carryforwards that can be used in the future.

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

A reconciliation of the beginning and ending unrecognized tax benefits, excluding interest and penalties, as of December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Beginning balance	$11,961	$9,638	$9,058
Additions for tax positions related to the current year	1,083	1,992	971
Additions (reductions) for tax positions taken in prior years	444	331	(35)
Reduction due to settlements	—	—	(301)
Reduction due to cash payments	—	—	(55)
Ending balance	$13,488	$11,961	$9,638

Included in the balance of unrecognized tax benefits as of December 31, 2022, 2021 and 2020, are approximately $13.5 million, $12.0 million, and $9.6 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. We believe it is reasonably possible that these unrecognized tax benefits will continue to increase in the future.

Accrued interest and penalties on unrecognized tax benefits as of December 31, 2022 and 2021 were $1.1 million and $753,000, respectively.

We are subject to taxation in the United States and various state and foreign jurisdictions. Tax years beginning in 2018 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

We have indefinitely reinvested foreign earnings of $7.1 million at December 31, 2022. We would need to accrue and pay various taxes on this amount if repatriated. We do not intend to repatriate these earnings.

20. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31,
	2022	2021	2020
Numerator:
Income (loss) from continuing operations	$(35,236)	$171,791	$95,127
Less: Preferred stock dividends—declared and accumulated	1,697	729	731
Undistributed income (loss) from continuing operations	(36,933)	171,062	94,396
Less: Undistributed income (loss) allocated to participating securities	—	16,409	6,427
Net income (loss) from continuing operations attributable to common stockholders	$(36,933)	$154,653	$87,969

Income (loss) from discontinued operations	$—	$217,581	$(39,126)
Less: Undistributed income (loss) allocated to participating securities	—	20,870	(2,664)
Net income (loss) from discontinued operations attributable to common stockholders	—	196,711	(36,462)
Net income (loss) attributable to common stockholders	$(36,933)	$351,364	$51,507

Denominator:
Weighted average shares of common shares outstanding—basic	44,323	42,981	41,217
Effect of dilutive securities:
Restricted stock awards	—	351	390
Weighted average shares of common shares outstanding—diluted	44,323	43,332	41,607

Net income (loss) from continuing operations per share of common stock:
Basic	$(0.83)	$3.60	$2.13
Diluted	$(0.83)	$3.57	$2.12
Net income (loss) from discontinued operations per share of common stock:
Basic	$—	$4.58	$(0.88)
Diluted	$—	$4.54	$(0.88)
Net income (loss) per share of common stock:
Basic	$(0.83)	$8.18	$1.25
Diluted	$(0.83)	$8.11	$1.24

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2022	2021	2020
Restricted stock units	781	170	228
Employee stock purchase plan	116	24	—

21. BUSINESS SEGMENTS

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

For the years ended December 31, 2022, 2021 and 2020, substantially all our revenues were attributable to customers in the United States. At December 31, 2022 and 2021, substantially all our property and equipment were located in the United States.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2022. We have prepared this information on the same basis as the consolidated statements of operations and the information includes all adjustments that we consider necessary for a fair statement of its financial position and operating results for the quarters presented.

	Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$536,037	$528,122	$460,279	$404,896
Cost of goods sold	410,825	407,017	352,807	315,341
Gross profit	125,212	121,105	107,472	89,555
Operating expenses:
Sales and marketing	58,513	57,940	53,520	45,504
Technology	32,989	30,542	29,628	27,999
General and administrative	21,256	21,081	18,665	18,699
Total operating expenses	112,758	109,563	101,813	92,202
Operating income (loss)	12,454	11,542	5,659	(2,647)
Interest income (expense), net	(125)	115	976	1,999
Other expense, net	(114)	(1,981)	(46,283)	(15,447)
Income (loss) before income taxes from continuing operations	12,215	9,676	(39,648)	(16,095)
Provision (benefit) for income taxes	2,092	2,529	(2,653)	(584)
Income (loss) from continuing operations	10,123	7,147	(36,995)	(15,511)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—
Consolidated net income (loss)	$10,123	$7,147	$(36,995)	$(15,511)
Less: Net loss attributable to noncontrolling interests - discontinued operations	—	—	—	—
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$10,123	$7,147	$(36,995)	$(15,511)
Net income (loss) attributable to common shares—basic
Continuing operations	$0.21	$0.12	$(0.81)	$(0.34)
Discontinued operations	—	—	—	—
Total	$0.21	$0.12	$(0.81)	$(0.34)
Net income (loss) attributable to common shares—diluted
Continuing operations	$0.21	$0.12	$(0.81)	$(0.34)
Discontinued operations	—	—	—	—
Total	$0.21	$0.12	$(0.81)	$(0.34)
Weighted average shares of common stock outstanding:
Basic	43,052	43,072	45,708	45,420
Diluted	43,282	43,159	45,708	45,420

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$659,861	$794,536	$689,390	$612,659
Cost of goods sold	506,337	619,710	532,682	473,815
Gross profit	153,524	174,826	156,708	138,844
Operating expenses:
Sales and marketing	73,538	85,272	75,650	67,970
Technology	30,523	30,383	31,178	30,917
General and administrative	22,871	22,660	21,031	20,837
Total operating expenses	126,932	138,315	127,859	119,724
Operating income	26,592	36,511	28,849	19,120
Interest expense, net	(155)	(130)	(139)	(132)
Other income (expense), net	(226)	298	(79)	12,507
Income before income taxes from continuing operations	26,211	36,679	28,631	31,495
Provision (benefit) for income taxes	193	(45,726)	(1,795)	(1,447)
Income from continuing operations	26,018	82,405	30,426	32,942
Income (loss) from discontinued operations, net of income taxes	(10,126)	227,372	—	—
Consolidated net income	$15,892	$309,777	$30,426	$32,942
Less: Net loss attributable to noncontrolling interests - discontinued operations	(201)	(134)	—	—
Net income attributable to stockholders of Overstock.com, Inc.	$16,093	$309,911	$30,426	$32,942
Net income (loss) attributable to common shares—basic
Continuing operations	$0.57	$1.73	$0.64	$0.69
Discontinued operations	(0.23)	4.78	—	—
Total	$0.34	$6.51	$0.64	$0.69
Net income (loss) attributable to common shares—diluted
Continuing operations	$0.56	$1.72	$0.63	$0.68
Discontinued operations	(0.23)	4.75	—	—
Total	$0.33	$6.47	$0.63	$0.68
Weighted average shares of common stock outstanding:
Basic	42,885	43,009	43,014	43,016
Diluted	43,320	43,314	43,324	43,370

23. SUBSEQUENT EVENTS

In January 2023, we invested $10 million through a convertible promissory note from GrainChain, Inc. The convertible promissory note bears interest at an annual interest rate of 5%. The convertible promissory note has a maturity date of January 3, 2025 at which time the outstanding principal balance and any unpaid accrued interest will automatically convert into shares of a newly created series of Preferred Stock issued by GrainChain, Inc.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions / (Other Additions)	Balance at End of Year
Year ended December 31, 2022
Deferred tax valuation allowance	$11,384	$10,075	$—	$21,459
Allowance for sales returns	13,923	161,492	165,193	10,222
Allowance for doubtful accounts	2,429	794	—	3,223
Year ended December 31, 2021
Deferred tax valuation allowance (1)	$134,305	$(77,090)	$45,831	$11,384
Allowance for sales returns	19,190	237,622	242,889	13,923
Allowance for doubtful accounts	1,417	1,012	—	2,429
Year ended December 31, 2020
Deferred tax valuation allowance (1)	$146,856	$(13,066)	$(515)	$134,305
Allowance for sales returns	11,106	204,810	196,726	19,190
Allowance for doubtful accounts	2,443	1,008	2,034	1,417
___________________________________________
(1) Amounts contain continuing and discontinued operations

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
Changes in Disclosure Controls and Procedures and Internal Control over Financing Reporting
During the quarter ended December 31, 2022, we evaluated and replaced the design of certain internal controls supporting the valuation of our equity method securities as a result of a change in the valuation approach used for valuing our equity method securities. Except for these replacements, there were no other changes in either our disclosure controls and procedures or our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Overstock.com, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Overstock.com, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Salt Lake City, Utah
February 24, 2023

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I under "Business—Executive Officers of the Registrant." Information required by Item 10 of Part III regarding our Board of Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be included in our definitive proxy statement for our 2023 annual meeting of stockholders and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the 1934 Act will be set forth in our definitive proxy statement for our 2023 annual meeting of stockholders and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Salt Lake City, Utah, Auditor Firm ID: 185.

The information required by this Item is incorporated by reference to our definitive proxy statement for the 2023 annual meeting of stockholders.

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
(3) Exhibits:
See exhibits listed under Part (b) below.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49799	3.1	July 29, 2014

3.2	Second Amended and Restated Bylaws	8-K	000-49799	3.1	August 12, 2022

3.3	Certificate of Elimination for Blockchain Voting Series A Preferred Stock of Overstock.com, Inc.	8-K	000-49799	3.2	July 30, 2019

3.4	Amended and Restated Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc.	10-Q	000-49799	3.1	May 7, 2020

3.5	Certificate of Amendment of the Amended and Restated Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc.	8-K	000-49799	3.1	June 14, 2022

3.6	Certificate of Elimination of the Amended and Restated Certificate of Designation of Digital Voting Series A-1 Preferred Stock of Overstock.com, Inc.	8-K	000-49799	3.3	June 14, 2022

3.7	Amended and Restated Certificate of Designation for the Voting Series B Preferred Stock of Overstock.com, Inc.	10-Q	000-49799	3.2	May 7, 2020

3.8	Certificate of Amendment of the Amended and Restated Certificate of Designation of Voting Series B Preferred Stock of Overstock.com, Inc.	8-K	000-49799	3.2	June 14, 2022

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.9	Certificate of Elimination of the Amended and Restated Certificate of Designation of Voting Series B Preferred Stock of Overstock.com, Inc.	8-K	000-49799	3.4	June 14, 2022

4.1	Form of specimen common stock certificate	S-1/A	333-83728	4.1	May 6, 2002

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934					X

10.1(a)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers	10-K	000-49799	10.1	March 18, 2019

10.2(a)	Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan	10-K	000-49799	10.2	February 26, 2021

10.3(a)	Overstock.com, Inc. 2005 Equity Incentive Plan (Amended and Restated November 9, 2022)					X

10.4(a)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan	10-K	000-49799	10.12	February 21, 2013

10.5	Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	May 7, 2014

10.6	First Amendment dated July 29, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	August 6, 2014

10.7	Second Amendment dated September 3, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	September 8, 2014

10.8	Project Management Agreement dated May 5, 2014 between O.Com Land LLC and Gardner CMS, L.C.	8-K	000-49799	10.2	May 7, 2014

10.9	Purchase and Sale Agreement dated September 17, 2014 by and between the Redevelopment Agency of Midvale City and O.com Land LLC	8-K	000-49799	10.1	September 23, 2014

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10	Lease Agreement dated October 24, 2014 between O.com Land, LLC and Overstock.com Inc.	8-K	000-49799	10.19	October 28, 2014

10.11(a)	Summary of Unwritten Compensation Arrangements Applicable to Non-Employee Directors of Overstock.com, Inc.	10-K	000-49799	10.16	March 13, 2020

10.12	Amended and Restated Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as agent, dated June 26, 2020	8-K	000-49799	1.1	June 29, 2020

10.13	Loan Agreement by and between Peace Coliseum, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020	8-K	000-49799	10.1	March 12, 2020

10.14	Mezzanine Loan Agreement by and between Peace Coliseum Mezzanine, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020	8-K	000-49799	10.2	March 12, 2020

10.15	Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020	8-K	000-49799	10.3	March 12, 2020

10.16	Mezzanine Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020	8-K	000-49799	10.4	March 12, 2020

10.17(a)	Form of Executive Retention Agreement	8-K	000-49799	10.1	April 17, 2020

10.18	Transaction Agreement, dated as of January 25, 2021, by and among Overstock.com, Inc., Medici Ventures, Inc., Pelion MV GP, L.L.C. and Pelion, Inc., as guarantor	8-K	000-49799	10.1	January 25, 2021

10.19	Medici Ventures, L.P. Limited Partnership Agreement, dated as of April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C.	8-K	000-49799	10.1	April 26, 2021

10.20	First Amendment, dated August 30, 2021, to the Medici Ventures, L.P. Limited Partnership Agreement, dated April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C.	10-Q	000-49799	10.1	November 4, 2021

10.21	Overstock.com, Inc. 2021 Employee Stock Purchase Plan	DEF 14A	000-49799	Annex A	March 25, 2021

21	Subsidiaries of the Registrant					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm					X

24	Powers of Attorney (see signature page)					X

31.1	Certification of Principal Executive Officer					X

31.2	Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

99.1	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2021					X

99.2	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2022					X

99.3	Audited financial statements of tZERO Group, Inc. as of and for the periods ended December 31, 2021 and 2020					X

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021, and 2020; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2022, 2021, and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020; and (vi) Notes to Consolidated Financial Statements
X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101)					X
__________________________________________
(a)Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2023.

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

Signature	Title	Date

/s/ JONATHAN E. JOHNSON III	Chief Executive Officer and Director (Principal Executive Officer)	2/24/2023
Jonathan E. Johnson III

/s/ ALLISON H. ABRAHAM	Chairwoman of the Board	2/24/2023
Allison H. Abraham

/s/ ADRIANNE B. LEE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	2/24/2023
Adrianne B. Lee

/s/ BARBARA H. MESSING	Director	2/24/2023
Barbara H. Messing

/s/ BARCLAY F. CORBUS	Director	2/24/2023
Barclay F. Corbus

/s/ JOSEPH J. TABACCO, JR.	Director	2/24/2023
Joseph J. Tabacco, Jr.

/s/ ROBERT J. SHAPIRO	Director	2/24/2023
Robert J. Shapiro

/s/ WILLIAM B. NETTLES, JR.	Director	2/24/2023
William B. Nettles, Jr.