Form 10-Q
period 2023-03-31
OVERSTOCK.COM, INC
filed 2023-05-02
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023

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

45,199,036 shares of the registrant's common stock, par value $0.0001, are outstanding on April 28, 2023.

OVERSTOCK.COM, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2023

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
•any inability to optimize and effectively operate our distribution center, warehouse, and customer service operations;
•any inability to maintain profitability and/or positive cash flow from operations;
•any negative impact from our workforce working on a remote, in-office, or hybrid schedule;
•any challenges that would result in the event of any loss of functionality or unavailability of our Website or reduced performance of our transaction systems;
•our exposure to cyber-security risks, risks of data loss and other security breaches;
•the risk that the amount of deferred tax assets we consider realizable could be reduced if estimates of future taxable income during the carryforward period are reduced;
•the risk that we may be required to recognize losses relating to our equity and debt investments;
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
•any inability of Pelion Venture Partners to successfully manage the Medici Ventures, L.P. fund, in which we are the limited partner, or any other entity in which we also have a direct minority interest; and
•the other risks described in this report or in our other public filings.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$374,711	$371,263
Restricted cash	217	194
Accounts receivable, net of allowance for credit losses of $3,127 and $3,223	22,071	17,693
Inventories	6,238	6,526
Prepaids and other current assets	18,012	18,833
Total current assets	421,249	414,509
Property and equipment, net	107,064	109,906
Deferred tax assets, net	44,888	41,439
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $82,811 and $82,823	289,124	296,317
Operating lease right-of-use assets	6,364	7,460
Other long-term assets, net	12,540	2,755
Total assets	$887,389	$878,546
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$83,621	$75,130
Accrued liabilities	68,593	63,614
Unearned revenue	47,123	44,480
Operating lease liabilities, current	3,872	4,410
Other current liabilities	2,910	3,508
Total current liabilities	206,119	191,142
Long-term debt, net	34,207	34,476
Operating lease liabilities, non-current	2,982	3,626
Other long-term liabilities	3,576	3,476
Total liabilities	246,884	232,720
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 51,438 and 51,102
Outstanding shares - 45,191 and 44,951	5	5
Additional paid-in capital	989,634	982,718
Accumulated deficit	(184,136)	(173,829)
Accumulated other comprehensive loss	(518)	(522)
Treasury stock at cost - 6,247 and 6,151	(164,480)	(162,546)
Total stockholders' equity	640,505	645,826
Total liabilities and stockholders' equity	$887,389	$878,546

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2023	2022
Net revenue	$381,140	$536,037
Cost of goods sold	291,427	410,825
Gross profit	89,713	125,212
Operating expenses
Sales and marketing	47,048	58,513
Technology	30,546	32,989
General and administrative	20,483	21,256
Total operating expenses	98,077	112,758
Operating income (loss)	(8,364)	12,454
Interest income (expense), net	2,559	(125)
Other expense, net	(7,389)	(114)
Income (loss) before income taxes	(13,194)	12,215
Provision (benefit) for income taxes	(2,887)	2,092
Net income (loss)	$(10,307)	$10,123
Net income (loss) per share of common stock:
Basic	$(0.23)	$0.21
Diluted	$(0.23)	$0.21
Weighted average shares of common stock outstanding:
Basic	45,067	43,052
Diluted	45,067	43,282

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended March 31,
	2023	2022
Net income (loss)	$(10,307)	$10,123
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0 and $0	4	4
Other comprehensive income	4	4
Comprehensive income (loss)	$(10,303)	$10,127

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended March 31,
	2023	2022
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of period	51,102	46,625
Common stock issued upon vesting of restricted stock	268	243
Common stock issued for ESPP purchases	68	42
Balance at end of period	51,438	46,910
Shares of treasury stock
Balance at beginning of period	6,151	3,602
Repurchases of common stock	—	517
Tax withholding upon vesting of employee stock awards	96	71
Balance at end of period	6,247	4,190
Total shares of common stock outstanding	45,191	42,720
Common stock	$5	$4

Shares of preferred stock issued
Shares of Series A-1 preferred stock issued	—	4,204
Shares of treasury stock
Balance at beginning of period	—	—
Repurchases of shares	—	6
Balance at end of period	—	6
Total shares of Series A-1 preferred stock outstanding	—	4,198
Shares of Series B preferred stock issued and outstanding	—	357
Preferred stock	$—	$—

Additional paid-in capital
Balance at beginning of period	$982,718	$960,544
Stock-based compensation to employees and directors	5,795	4,639
Common stock issued for ESPP purchases	1,121	1,890
Balance at end of period	$989,634	$967,073
Accumulated deficit
Balance at beginning of period	$(173,829)	$(136,590)
Net income (loss)	(10,307)	10,123
Balance at end of period	$(184,136)	$(126,467)
Accumulated other comprehensive loss
Balance at beginning of period	$(522)	$(537)
Net other comprehensive income	4	4
Balance at end of period	$(518)	$(533)
Treasury stock
Balance at beginning of period	$(162,546)	$(79,035)
Repurchases of common stock and Series A-1 preferred shares	—	(25,165)
Tax withholding upon vesting of employee stock awards	(1,934)	(3,267)
Balance at end of period	(164,480)	(107,467)
Total stockholders' equity	$640,505	$732,610
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(10,307)	$10,123
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,985	4,307
Non-cash operating lease cost	1,266	1,319
Stock-based compensation to employees and directors	5,795	4,639
(Increase) decrease in deferred tax assets, net	(3,449)	959
Loss from equity method securities	7,181	299
Other non-cash adjustments	(102)	(123)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,378)	(2,559)
Inventories	288	(282)
Prepaids and other current assets	1,109	1,604
Other long-term assets, net	(369)	(307)
Accounts payable	10,220	4,339
Accrued liabilities	5,377	7,886
Unearned revenue	2,643	2,034
Operating lease liabilities	(1,352)	(1,329)
Other long-term liabilities	100	284
Net cash provided by operating activities	20,007	33,193
Cash flows from investing activities:
Disbursement for notes receivable	(10,000)	—
Purchase of equity securities	—	(11,420)
Capital distribution from investment	—	1,162
Expenditures for property and equipment	(5,256)	(3,256)
Other investing activities, net	425	(281)
Net cash used in investing activities	(14,831)	(13,795)
Cash flows from financing activities:
Repurchase of shares	—	(25,165)
Payments of taxes withheld upon vesting of employee stock awards	(1,934)	(3,267)
Other financing activities, net	229	(854)
Net cash used in financing activities	(1,705)	(29,286)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,471	(9,888)
Cash, cash equivalents, and restricted cash, beginning of period	371,457	503,366
Cash, cash equivalents, and restricted cash, end of period	$374,928	$493,478

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our significant accounting policies disclosed in Note 2—Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying unaudited consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

Use of estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, Club O and gift card breakage, sales returns, inventory valuation, depreciable lives, equity and debt securities valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities, and contingencies. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, our accounting of these estimates may change from period to period. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Available-for-sale debt securities

During the three months ended March 31, 2023, we invested $10 million in GrainChain, Inc. in the form of a convertible promissory note (the "Note"). The Note bears interest at an annual interest rate of 5% and accrued interest is recorded in Interest income (expense), net in our consolidated statements of operations. The Note has a maturity date of January 3, 2025 at which time the outstanding principal and any unpaid accrued interest will automatically convert into shares of a newly created series of preferred stock issued by GrainChain, Inc. unless converted earlier under limited circumstances. The carrying amount of the Note, including accrued interest, was $10.1 million at March 31, 2023, which is included in Other long-term assets, net on our consolidated balance sheets.

Based on the nature of our indirect ownership interests in GrainChain, Inc. through Medici Ventures, L.P. and the extent of our contributed capital, we held a variable interest in GrainChain, Inc., which meets the definition of a variable interest entity; however, we are not the primary beneficiary of this entity for purposes of consolidation as we do not have the power (either explicit or implicit), through voting rights or otherwise, to direct the activities of GrainChain, Inc. that most significantly impact its economic performance. Our maximum exposure to loss in this variable interest entity totaled $30.3 million as of March 31, 2023, representing our direct and indirect interest in GrainChain, Inc.

3. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$255,209	$255,209	$—	$—
Equity securities, at fair value	82,811	24	—	82,787
Available-for-sale debt securities (1)	10,107	—	—	10,107
Trading securities held in a "rabbi trust" (1)	443	443	—	—
Total assets	$348,570	$255,676	$—	$92,894
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$458	$458	$—	$—
Total liabilities	$458	$458	$—	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$252,650	$252,650	$—	$—
Equity securities, at fair value	82,823	36	—	82,787
Trading securities held in a "rabbi trust" (1)	399	399	—	—
Total assets	$335,872	$253,085	$—	$82,787
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$396	$396	$—	$—
Total liabilities	$396	$396	$—	$—
___________________________________________
(1)    Included in Other long-term assets, net in the consolidated balance sheets.
(2)     Included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

The following table provides activity for our Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2021	$102,355
Increase due to purchases of Level 3 investments	18,920
Decrease in fair value of Level 3 investments	(38,488)
Level 3 investments at December 31, 2022	82,787
Increase due to purchases of Level 3 investments	10,000
Accrued interest on Level 3 investments	107
Level 3 investments at March 31, 2023	$92,894

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer hardware and software, including internal-use software and website development	$240,454	$240,148
Building	69,351	69,350
Land	12,781	12,781
Furniture and equipment	13,414	12,642
Building machinery and equipment	9,791	9,791
Land improvements	7,060	7,060
Leasehold improvements	3,042	2,904
	355,893	354,676
Less: accumulated depreciation	(248,829)	(244,770)
Total property and equipment, net	$107,064	$109,906

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended March 31,
	2023	2022
Capitalized internal-use software and website development	$2,047	$1,769
Depreciation of internal-use software and website development	3,070	1,726

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cost of goods sold	$234	$167
Technology	4,704	3,200
General and administrative	1,042	919
Total depreciation	$5,980	$4,286

5. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Equity securities accounted for under the equity method under ASC 323	$206,313	$213,494
Equity securities accounted for under the equity method under the fair value option	82,787	82,787
Equity securities under ASC 321	24	36
Total equity securities	$289,124	$296,317

Our equity securities accounted for under the equity method under ASC 323 include equity securities in which we can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity. The following table includes our equity securities accounted for under the equity method and related ownership interest as of March 31, 2023:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	29%
SpeedRoute, LLC	49%

The carrying amount of our equity method securities was $289.1 million at March 31, 2023, which is included in Equity securities on our consolidated balance sheets, of which $82.8 million is valued under the fair value option (tZERO and SpeedRoute). For our investments in Medici Ventures, tZERO, and SpeedRoute there is no difference in the carrying amount of the assets and liabilities and our maximum exposure to loss, and there is no difference between the carrying amount of our investment in Medici Ventures and the amount of underlying equity we have in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in Other expense, net in our consolidated statements of operations (in thousands):

	Three months ended March 31,
	2023	2022
Net loss recognized on our proportionate share of the net assets of our equity method securities	$(7,181)	$(1,464)
Increase in fair value of equity method securities held under fair value option	—	1,165

Regulation S-X Rule 10-01(b)(1)

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered "significant subsidiaries". Summarized income statement information of an equity method investee is required in an interim report if the significance criteria are met as defined under SEC guidance. For the period ended March 31, 2023, none of our equity method investees met the significance criteria. The following is the unaudited summarized financial information for those equity method securities that met the significance criteria for the period ended March 31, 2022 (in thousands):

Three months ended March 31, 2022
Results of Operations
Revenues	$740
Pre-tax loss	(5,380)
Net loss	(4,380)

6. BORROWINGS

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

As of March 31, 2023, the total outstanding debt on these loans was $37.1 million, net of $380,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $2.9 million.

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

7. LEASES

We have operating leases for warehouses, office space, and data centers. Our leases have remaining lease terms of one year to four years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year.

The components of lease expenses were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease cost	$1,406	$1,509
Variable lease cost	364	498

The following table provides a summary of other information related to leases (in thousands):

	Three months ended March 31,
	2023	2022
Cash payments included in operating cash flows from lease arrangements	$1,492	$1,550

The following table provides supplemental balance sheet information related to leases:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term—operating leases	1.92 years	2.04 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of March 31, 2023, are as follows (in thousands):

Payments due by period	Amount
2023 (Remainder)	$3,487
2024	2,880
2025	689
2026	250
2027	83
Thereafter	—
Total lease payments	7,389
Less interest	535
Present value of lease liabilities	$6,854

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

We establish liabilities when a particular contingency is probable and estimable. At March 31, 2023 and December 31, 2022, our established liabilities were not material.

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

Preferred stock conversion

Following the June 10, 2022 conversion of all outstanding Series A-1 and Series B preferred stock into shares of our common stock, the Company eliminated the Series A-1 and Series B preferred stock class by filing Certificates of Elimination with the Delaware Secretary of State.

JonesTrading Sales Agreement

During the three months ended March 31, 2023 and 2022, we did not sell any shares of our common stock pursuant to the "at the market" sales agreement with JonesTrading Institutional Services LLC and D.A. Davidson & Co. As of March 31, 2023, we had $150.0 million available under our "at the market" sales program.

Stock Repurchase Program

During the three months ended March 31, 2023, we did not repurchase any shares of our common stock under our stock repurchase program. During the three months ended March 31, 2022, we repurchased $24.9 million of our common stock and $256,000 of our Series A-1 preferred stock under the Repurchase Program at average prices of $48.18 and $45.24 per share, respectively. As of March 31, 2023, we had $19.9 million available for future share repurchases under our current repurchase authorization through December 31, 2023.

11. STOCK-BASED AWARDS

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cost of goods sold	$19	$54
Sales and marketing	190	345
Technology	2,422	1,840
General and administrative	3,164	2,400
Total stock-based compensation	$5,795	$4,639

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

The following table summarizes restricted stock award activity (in thousands, except per share data):

	Three months ended March 31, 2023
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	781	$50.17
Granted at fair value	1,033	20.92
Vested	(268)	44.79
Forfeited	(57)	39.50
Outstanding—end of period	1,489	$31.26

Employee Stock Purchase Plan

 Purchases under the Overstock.com, Inc. 2021 Employee Stock Purchase Plan (the "ESPP") during the three months ended March 31, 2023 and 2022 were 68,011 shares and 41,918 shares, respectively, at an average purchase price per share of $16.46 and $48.37, respectively. At March 31, 2023, approximately 2.8 million shares of common stock remained available under the ESPP.

For the three months ended March 31, 2023 and 2022, we recognized $548,000 and $627,000, respectively, in stock-based compensation expense related to the ESPP, which is included in the stock-based compensation expense table above combined with the expense associated with our restricted stock units.

12. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2021	$59,387
Increase due to deferral of revenue at period end, net	32,993
Decrease due to beginning contract liabilities recognized as revenue	(47,900)
Unearned revenue at December 31, 2022	44,480
Increase due to deferral of revenue at period end, net	25,052
Decrease due to beginning contract liabilities recognized as revenue	(22,409)
Unearned revenue at March 31, 2023	$47,123

Our total unearned revenue related to outstanding Club O Reward dollars was $10.7 million and $10.9 million at March 31, 2023 and December 31, 2022, respectively. Breakage income related to Club O Reward dollars and gift cards is recognized in Net revenue in our consolidated statements of operations. Breakage included in revenue was $849,000 and $1.1 million for the three months ended March 31, 2023 and 2022. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2021	$13,923
Additions to the allowance	161,492
Deductions from the allowance	(165,193)
Allowance for returns at December 31, 2022	10,222
Additions to the allowance	30,155
Deductions from the allowance	(29,961)
Allowance for returns at March 31, 2023	$10,416

13. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2023	2022
Numerator:
Net income (loss)	$(10,307)	$10,123
Less: Preferred stock dividends—declared and accumulated	—	182
Undistributed income (loss)	(10,307)	9,941
Less: Undistributed income (loss) allocated to participating securities	—	952
Net income (loss) attributable to common stockholders	$(10,307)	$8,989
Denominator:
Weighted average shares of common stock outstanding—basic	45,067	43,052
Effect of dilutive securities:
Restricted stock awards	—	230
Weighted average shares of common stock outstanding—diluted	45,067	43,282
Net income (loss) per share of common stock:
Basic	$(0.23)	$0.21
Diluted	$(0.23)	$0.21

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2023	2022
Restricted stock units	1,489	506
Employee stock purchase plan	117	64

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. The statements in this section regarding industry outlook, our expectations regarding the performance of our business and any other non-historical statements are forward-looking statements. Our actual results and outcomes may differ materially from those contained in or implied by any forward-looking statements contained herein. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Special Cautionary Note Regarding Forward Looking Statements" and in Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q. You should read the following discussion together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part I, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

We are an online furniture and home furnishings retailer and technology-focused innovator. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise.

Overview

Overstock provides furniture and home furnishings to assist consumers in "Making Dream Homes Come True," particularly for our target customers—consumers who seek smart value on quality, stylish furniture and home furnishings at competitive prices, and who want an easy shopping experience. We believe that the furniture and home furnishings market, which is highly fragmented and has traditionally been served by brick-and-mortar stores, will continue transitioning to online sales as consumers become increasingly comfortable shopping online for goods in this product category. We continually update and augment our product assortment to meet the evolving preferences of our customers and current trends. Our products include furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. We sell our products and services primarily through our internet websites located at www.overstock.com, www.o.co, www.overstock.ca, and www.overstockgovernment.com (referred to collectively as the "Website") and through our mobile app. Nearly all of our retail sales through our Website and mobile app were from transactions in which we fulfilled orders through our network of manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for marketing, order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our partners or from our warehouses. Our warehouses primarily fulfill orders from sales of our partners' owned inventory, including some customer returns of partner products.

We are focused on growth drivers including increasing our home assortment to improve our brand association with home, making it easier for our customers to find and view a broad assortment of products, increasing mobile app adoption driving higher customer retention and brand loyalty, optimizing our marketing efforts to grow Overstock consideration among home shoppers, growing our customer base in Canada, and gaining market share by strengthening our brand pillars of "Product Findability," "Smart Value," and "Easy Delivery and Support."

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

Revenue decreased 28.9% for the three months ended March 31, 2023, compared to the same period in 2022. This decrease was primarily due to a 29% decrease in the number of customer orders delivered, while average order value was relatively flat year over year. This decreased order activity was largely driven by the impact of macroeconomic factors including a heightened inflationary environment and uncertainty impacting consumer sentiment, a shift in consumer spending preferences, and our strategy to exit non-home categories.

Gross profit decreased 28.4% for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to lower sales and partially offset by an increase in gross margin. Gross margin increased to 23.5% for the three months ended March 31, 2023, compared to 23.4% for the same period in 2022, primarily due to merchandising actions and operational efficiencies. The increase was partially offset by higher promotional discounting and carrier costs.

Sales and marketing expenses as a percentage of revenue increased from 10.9% for the three months ended March 31, 2022 to 12.3% for the three months ended March 31, 2023, primarily due to increased performance marketing expenses partially offset by lower brand advertising.

Technology expenses totaled $30.5 million for the three months ended March 31, 2023, a $2.4 million decrease compared to the three months ended March 31, 2022, primarily due to a reduction in staff-related expenses, including a reduction in accrued bonuses.

General and administrative expenses decreased $773,000 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a reduction in staff-related expenses, including a reduction in accrued bonuses.

Our consolidated cash and cash equivalents balance increased from $371.3 million as of December 31, 2022, to $374.7 million as of March 31, 2023.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends, including, but not limited to, geopolitical events, fluctuating interest rates, and inflation. These events have and may continue to negatively impact consumer confidence and consumer spending which have and may continue to adversely affect our business and our results of operations. Due to the uncertain and constantly evolving nature and volatility created by these disruptions to global economic activities, we cannot currently predict the long-term impact of these events on our operations and financial results. Nevertheless, as of March 31, 2023, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022.

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended March 31,
	2023	2022
Net revenue	$381,140	$536,037
Cost of goods sold
Product costs and other cost of goods sold	276,621	388,970
Merchant fees, customer service, and other	14,806	21,855
Total cost of goods sold	291,427	410,825
Gross profit	$89,713	$125,212
Year-over-year percentage changes
Net revenue	(28.9)%
Gross profit	(28.4)%
Percent of total net revenue
Cost of goods sold
Product costs and other cost of goods sold	72.6%	72.6%
Merchant fees, customer service, and other	3.9%	4.1%
Total cost of goods sold	76.5%	76.6%
Gross margin	23.5%	23.4%

The 28.9% decrease in net revenue for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to a 29% decrease in the number of customer orders delivered, while average order value was relatively flat year over year. This decreased order activity was largely driven by the impact of macroeconomic factors including a heightened inflationary environment and uncertainty impacting consumer sentiment, a shift in consumer spending preferences, and our strategy to exit non-home categories.

We cannot estimate the impact that macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, or geopolitical events will have on our business in the future due to the unpredictable nature of the ultimate development and duration of these conditions.

International net revenues were less than 1% of total net revenues for each of the three months ended March 31, 2023 and 2022.

Change in estimate of average transit times (days)

Our revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates, which can be further impacted by uncertainty, volatility, and any disruption to our carriers caused by certain macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, or geopolitical events.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended March 31, 2023
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(14,597)	$(2,814)
1	$(5,491)	$(1,059)
As reported	As reported	As reported
-1	$4,660	$899
-2	$9,259	$1,786

Gross profit and gross margin

Our overall gross margins fluctuate based on competitive pricing; product costs; discounting; product mix of sales; advertising revenue and our marketing allowance program; and operational and fulfillment costs. Merchant fees, customer service, and other (previously labeled "Fulfillment and related costs") include merchant processing fees associated with customer payments made by credit cards and other payment methods and other variable fees, customer service costs, costs incurred to operate and staff our warehouses, including rent and depreciation expense associated with these facilities, costs to receive, inspect, pick, and prepare customer order for delivery, and direct and indirect labor costs including payroll, payroll-related benefits, and stock-based compensation, all of which we include as costs in calculating gross margin. Merchant fees, customer service, and other as a percentage of sales may vary due to several factors, such as our ability to effectively manage merchant fees, customer service costs, and warehouse costs. We believe that some companies in our industry, including some of our competitors, account for merchant fees, customer service, and other costs within operating expenses, and therefore exclude merchant fees, customer service, and other costs from gross margin. As a result, our gross margin may not be directly comparable to others in our industry.

Gross margins for the past five quarterly periods and fiscal year ending 2022 were:

	Q1 2022	Q2 2022	Q3 2022	Q4 2022	FY 2022	Q1 2023
Gross margin	23.4%	22.9%	23.3%	22.1%	23.0%	23.5%

Gross profit for the three months ended March 31, 2023 decreased 28.4% compared to the same period in 2022, due to lower sales and partially offset by an increase in gross margin. Gross margin increased to 23.5% for the three months ended March 31, 2023, compared to 23.4% for the same period in 2022, primarily due to merchandising actions and operational efficiencies. The increase was partially offset by higher promotional discounting and carrier costs.

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

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended March 31,
	2023	2022
Sales and marketing expenses	$47,048	$58,513
Advertising expense included in sales and marketing expenses	44,806	55,712
Year-over-year percentage changes
Sales and marketing expenses	(19.6)%
Advertising expense included in sales and marketing expenses	(19.6)%
Percentage of net revenues
Sales and marketing expenses	12.3%	10.9%
Advertising expense included in sales and marketing expenses	11.8%	10.4%

The 140 basis point increase in sales and marketing expenses as a percent of net revenues for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to increased performance marketing expenses partially offset by lower brand advertising.

Technology expenses

We seek to deploy our capital resources efficiently in technology to support operations including private and public cloud, web services, customer support solutions, and product search. We also invest in technology to enhance the customer experience including machine learning algorithms, improving our process efficiency, modernizing and expanding our systems, and supporting and expanding our logistics infrastructure. We expect to continue to incur technology expenses to support these efforts and these expenditures may continue to be material.

The frequency and variety of cyberattacks on our Website, enterprise systems, services, and on third parties we use to support our technology continues to increase. The impact of such attacks, their costs, and the costs we incur to protect ourselves against future attacks, have not been material to date. However, we consider the risk introduced by cyberattacks to be serious and will continue to incur costs related to efforts to protect ourselves against them.

The following table summarizes our technology expenses (in thousands):

	Three months ended March 31,
	2023	2022
Technology expenses	$30,546	$32,989
Year-over-year percentage change
Technology expenses	(7.4)%
Technology expenses as a percent of net revenues	8.0%	6.2%

The $2.4 million decrease in technology expenses for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to a reduction in staff-related expenses, including a reduction in accrued bonuses.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended March 31,
	2023	2022
General and administrative expenses	$20,483	$21,256
Year-over-year percentage change
General and administrative expenses	(3.6)%
General and administrative expenses as a percent of net revenues	5.4%	4.0%

The $773,000 decrease in general and administrative expenses for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to a reduction in staff-related expenses, including a reduction in accrued bonuses.

Other expense, net

Other expense, net for the three months ended March 31, 2023 was $7.4 million as compared to $114,000 for the three months ended March 31, 2022. The increase was primarily due to a $6.9 million increase in loss recognized from our equity method securities.

Income taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. We update our estimate of the annual effective tax rate each quarter and make cumulative adjustments if our estimated annual effective tax rate changes.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors including: variability in predicting our pre-tax and taxable income, the mix of jurisdictions to which those items relate, relative changes in expenses or losses for which tax benefits are limited or not recognized, how we do business, fluctuations in our stock price, economic outlook, political climate, and other conditions such as supply chain challenges, inflation, rising interest rates, and geopolitical events. In addition, changes in laws, regulations, and administrative practices will impact our rate. Our effective tax rate can be volatile based on the amount of pre-tax income. For example, the impact of discrete items on our effective tax rate is greater when pre-tax income is lower.

Our provision (benefit) for income tax for the three months ended March 31, 2023 and 2022 was $(2.9) million and $2.1 million, respectively. The decrease in our tax provision compared to the same period in 2022 is mostly due to the decrease in income from operations. The effective tax rate for the three months ended March 31, 2023 and 2022 was 21.9% and 17.1%, respectively. Our effective tax rate changed from the comparative period in 2022 primarily due to an increase in tax deficiencies recognized from stock-based compensation. Our effective tax rate for the three months ended March 31, 2023 differs from the statutory federal income tax rate of 21% primarily due to the U.S. federal R&D credit, state income taxes, and tax impacts from stock-based compensation, including tax deficiencies recognized from stock-based compensation in the current quarter, and changes in estimates. Stock-based compensation may increase or decrease our effective tax rate based upon the difference between our stock-based compensation expense and the deductions taken on our tax return, which depend upon the stock price at the time of employee award vesting.

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

Liquidity and Capital Resources

Overview

We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity considering the most recent developments driven by macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, and geopolitical events. We proactively seek opportunities to improve the efficiency of our operations and have in the past and may in the future take steps to realize internal cost savings, including aligning our staffing needs based on our current and expected future levels of operations and process streamlining.

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivable, net. At March 31, 2023, we had $374.7 million of cash and cash equivalents and $22.1 million of accounts receivable, net.

At March 31, 2023, we had $150.0 million available under our "at the market" sales program which permits us to conduct "at the market" sales of our common stock under the Sales Agreement.

Cash flow information is as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cash provided by (used in):
Operating activities	$20,007	$33,193
Investing activities	(14,831)	(13,795)
Financing activities	(1,705)	(29,286)

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $20.0 million of net cash provided by operating activities during the three months ended March 31, 2023 was primarily due to income from operating activities adjusted for non-cash items of $6.4 million and cash provided by changes in operating assets and liabilities of $13.6 million.

The $33.2 million of net cash provided by operating activities during the three months ended March 31, 2022 was primarily due to income from operating activities adjusted for non-cash items of $21.5 million and cash provided by changes in operating assets and liabilities of $11.7 million.

Investing activities

For the three months ended March 31, 2023, investing activities resulted in a net cash outflow of $14.8 million, primarily due to $10.0 million for disbursement for notes receivable and $5.3 million of expenditures for property and equipment.

For the three months ended March 31, 2022, investing activities resulted in a net cash outflow of $13.8 million, primarily due to $11.4 million for purchases of equity securities and $3.3 million of expenditures for property and equipment.

Financing activities

For the three months ended March 31, 2023, financing activities resulted in a net cash outflow of $1.7 million primarily due to $1.9 million for payment of taxes withheld upon vesting of employee stock awards.

For the three months ended March 31, 2022, financing activities resulted in a net cash outflow of $29.3 million primarily due to $25.2 million for repurchases of our common stock and Series A-1 preferred stock under the Repurchase Program and $3.3 million for payment of taxes withheld upon vesting of employee stock awards.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2023 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$7,389	$4,203	$2,916	$270	$—
Loan agreements (2)	48,015	4,607	2,968	2,972	37,468
Total contractual cash obligations	$55,404	$8,810	$5,884	$3,242	$37,468
 __________________________________________
(1)    Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Note 7—Leases, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.
(2)    Represents future interest and principal payments on the financing agreements with Loan Core Capital Funding Corporation LLC. For information regarding our financing agreements, see Note 6—Borrowings, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of March 31, 2023, accrued tax contingencies were $3.6 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Note 2—Accounting Policies and Supplemental Disclosures, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Inflation

Increases in commodity and shipping prices and energy and labor costs have resulted in inflationary pressures across various parts of our business and operations, including our partners and supply chain. We continue to monitor the impact of inflation to minimize its effects on our customers. We work with our partners to limit the amount of cost increases that are passed on through higher pricing. If costs borne by ourselves or our partners were to be subject to incremental inflationary pressures, we may not be able to fully offset such higher costs through pricing actions or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Investment Risk

The fair values of our equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At March 31, 2023, our recorded value in equity securities in public and private companies was $289.1 million, of which $24,000 relates to publicly traded companies, recorded at fair value, which are subject to market price volatility. At March 31, 2023, $82.8 million of our equity securities and $10.1 million of our debt securities are in private companies, recorded at fair value using Level 3 inputs. Our fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable. These investments valued using Level 3 inputs represents 26.7% of assets measured at fair value. See Note 3—Fair Value Measurement for further information. For our equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

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

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

There were no changes in either our disclosure controls and procedures or our internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Purchases of Equity Securities

See Note 10—Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for information regarding our authorized share repurchase program. There were no repurchases made during the three months ended March 31, 2023. As of March 31, 2023, the approximate dollar value of shares that may yet be purchased under the stock repurchase program is $19.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibit Number	Exhibit Description
	3.1	Overstock.com, Inc. Key Employee Severance Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 24, 2023
	31.1*	Exhibit 31.1 Certification of Chief Executive Officer
	31.2*	Exhibit 31.2 Certification of Chief Financial Officer
	32.1**	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2**	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
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

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
______________________________________
    * Filed herewith.
    ** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 2, 2023	OVERSTOCK.COM, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)