Form 10-K/A
period 2022-12-31
OVERSTOCK.COM, INC
filed 2023-07-03
CIK 1130713

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
There were 45,202,315 shares of the Registrant's common stock, par value $0.0001, outstanding on June 30, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's proxy statement for the 2023 Annual Stockholders Meeting, filed March 31, 2023, are incorporated by reference into Part III of this Form 10-K.

Auditor Name: KPMG LLP    Auditor Location: Salt Lake City, Utah    Auditor Firm ID: 185

Explanatory Note
This amendment No. 1 on Form 10-K/A (this "Amendment") amends Part IV, Item 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 of Overstock.com, Inc. (the "Company"), as filed with the U.S. Securities and Exchange Commission (the "SEC") on February 24, 2023 (the "Form 10-K"). The Company determined that as of December 31, 2022, tZERO Group, Inc. ("tZERO"), an equity method investment, met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. The purpose of this Amendment is to provide financial statements for tZERO as of and for the years ended December 31, 2022 and 2021, pursuant to Rule 3-09 of Regulation S-X. In accordance with Rule 3-09(b)(1), tZERO's financial statements are being filed herewith as Exhibit 99.4. In addition, the Company is filing the consent of tZERO's independent registered public accounting firm as Exhibit 23.4 and new certifications by the Company's Chief Executive Officer and Chief Financial Officer as Exhibits 31.3, 31.4, 32.3 and 32.4, respectively. In addition, the Company is filing the consent of Medici Ventures, L.P.'s independent registered public accounting firms as Exhibit 23.2 and Exhibit 23.3 with respect to Medici Ventures, L.P.'s previously filed financial statements for the periods ended September 30, 2021 and September 30, 2022, respectively.

Except as otherwise expressly noted, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the SEC.

Unless the context requires otherwise, all references to "we," "our," "us" or "Overstock" mean Overstock.com, Inc. and our majority-owned subsidiaries.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1) Financial Statements:
The financial statements are filed as part of the Form 10-K under "Item 8. Financial Statements and Supplementary Data" filed with the SEC on February 24, 2023.
(2) Financial Statement Schedules:
The financial statement schedules are filed as part of the Form 10-K under "Item 8. Financial Statements and Supplementary Data" filed with the SEC on February 24, 2023.
The financial statements of tZERO required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.4 to this Amendment.
(3) Exhibits:
The exhibits listed in the Exhibit Index of the Form 10-K filed with the SEC on February 24, 2023 and this Amendment are filed with, or incorporated by reference in, this report. See additional exhibits listed under Part (b) below.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.2	Consent of KPMG related to Exhibit 99.1					X

23.3	Consent of Ernst & Young related to Exhibit 99.2					X

23.4	Consent of Baker Tilly related to Exhibit 99.4					X

31.3	Certification of Principal Executive Officer					X

31.4	Certification of Principal Financial Officer					X

32.3	Section 1350 Certification of Principal Executive Officer					X

32.4	Section 1350 Certification of Principal Financial Officer					X

99.1	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2021	10-K	000-49799	99.1	February 24, 2023

99.2	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2022	10-K	000-49799	99.2	February 24, 2023

99.4	Audited financial statements of tZERO Group, Inc. as of and for the years ended December 31, 2022 and 2021					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101	Interactive Data File					X
104	Cover page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 3, 2023.

OVERSTOCK.COM, INC.
By:	/s/ JONATHAN E. JOHNSON III
Jonathan E. Johnson III
Chief Executive Officer (Principal Executive Officer)

5