Form 10-Q
period 2023-06-30
OVERSTOCK.COM, INC
filed 2023-07-31
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023

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

45,203,152 shares of the registrant's common stock, par value $0.0001, are outstanding on July 28, 2023.

OVERSTOCK.COM, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2023

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

These forward-looking statements involve risks and uncertainties and relate to future events or our future financial or operating performance. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and business, and on management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to assumptions, risks and uncertainties that are difficult to predict, and that actual results and outcomes may be materially different from the results or outcomes expressed or implied by any of our forward-looking statements for a variety of reasons, including among others:

•a recession, other economic downturns, inflation, high interest rates, our increasing exposure to the U.S. housing market, or other changes in U.S. and global economic conditions or U.S. consumer spending;
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
•any difficulties or negative consequences we may encounter as a result of our purchase, implementation, integration, or use of the Bed Bath & Beyond brand and intellectual property;
•any inability to attract and/or retain key personnel;
•any inability to generate and maintain unpaid natural traffic to our Website;
•any inability to optimize and effectively operate our distribution center, warehouse, and customer service operations;
•any inability to maintain profitability and/or generate positive cash flow from operations;
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
•negative economic consequences of various global conflicts;
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
•any problems associated with our lack of transparency into, and our lack of influence over, our equity method investments, including our reliance on third-parties to timely and accurately report material events to us;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$342,891	$371,263
Restricted cash	185	194
Accounts receivable, net of allowance for credit losses of $2,006 and $3,223	19,122	17,693
Inventories	6,313	6,526
Prepaids and other current assets	20,369	18,833
Total current assets	388,880	414,509
Property and equipment, net	109,949	109,906
Deferred tax assets, net	52,941	41,439
Intangible assets, net	25,583	9
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $38,400 and $82,823	208,476	296,317
Operating lease right-of-use assets	4,985	7,460
Other long-term assets, net	13,578	2,746
Total assets	$810,552	$878,546
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$86,016	$75,130
Accrued liabilities	62,603	63,614
Unearned revenue	43,379	44,480
Operating lease liabilities, current	3,108	4,410
Other current liabilities	2,029	3,508
Total current liabilities	197,135	191,142
Long-term debt, net	34,219	34,476
Operating lease liabilities, non-current	2,319	3,626
Other long-term liabilities	3,713	3,476
Total liabilities	237,386	232,720
Commitments and contingencies (Note 9)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	June 30, 2023	December 31, 2022
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 51,455 and 51,102
Outstanding shares - 45,202 and 44,951	5	5
Additional paid-in capital	995,904	982,718
Accumulated deficit	(257,629)	(173,829)
Accumulated other comprehensive loss	(514)	(522)
Treasury stock at cost - 6,253 and 6,151	(164,600)	(162,546)
Total stockholders' equity	573,166	645,826
Total liabilities and stockholders' equity	$810,552	$878,546

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net revenue	$422,211	$528,122	$803,351	$1,064,159
Cost of goods sold	327,839	407,017	619,266	817,842
Gross profit	94,372	121,105	184,085	246,317
Operating expenses
Sales and marketing	49,242	57,940	96,290	116,453
Technology	27,706	30,542	58,252	63,531
General and administrative	21,673	21,081	42,156	42,337
Total operating expenses	98,621	109,563	196,698	222,321
Operating income (loss)	(4,249)	11,542	(12,613)	23,996
Interest income (expense), net	3,059	115	5,618	(10)
Other expense, net	(80,673)	(1,981)	(88,062)	(2,095)
Income (loss) before income taxes	(81,863)	9,676	(95,057)	21,891
Provision (benefit) for income taxes	(8,370)	2,529	(11,257)	4,621
Net income (loss)	$(73,493)	$7,147	$(83,800)	$17,270
Net income (loss) per share of common stock:
Basic	$(1.63)	$0.12	$(1.86)	$0.33
Diluted	$(1.63)	$0.12	$(1.86)	$0.33
Weighted average shares of common stock outstanding:
Basic	45,200	43,072	45,134	43,062
Diluted	45,200	43,159	45,134	43,221

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(73,493)	$7,147	$(83,800)	$17,270
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $0, $0, and $0	4	4	8	8
Other comprehensive income	4	4	8	8
Comprehensive income (loss)	$(73,489)	$7,151	$(83,792)	$17,278

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of period	51,438	46,910	51,102	46,625
Common stock issued upon vesting of restricted stock	17	18	285	261
Common stock issued for ESPP purchases	—	—	68	42
Conversion of preferred stock	—	4,098	—	4,098
Balance at end of period	51,455	51,026	51,455	51,026
Shares of treasury stock
Balance at beginning of period	6,247	4,190	6,151	3,602
Repurchases of common stock	—	1,135	—	1,652
Tax withholding upon vesting of employee stock awards	6	6	102	77
Balance at end of period	6,253	5,331	6,253	5,331
Total shares of common stock outstanding	45,202	45,695	45,202	45,695
Common stock
Balance at beginning of period	$5	$4	$5	$4
Conversion and elimination of preferred stock	—	1	—	1
Balance at end of period	$5	$5	$5	$5
Shares of Series A-1 preferred stock issued
Balance at beginning of period	—	4,204	—	4,204
Conversion and elimination of preferred stock	—	(4,204)	—	(4,204)
Balance at end of period	—	—	—	—
Shares of treasury stock
Balance at beginning of period	—	6	—	—
Repurchases of shares	—	1	—	7
Conversion and elimination of preferred stock	—	(7)	—	(7)
Balance at end of period	—	—	—	—
Total shares of Series A-1 preferred stock outstanding	—	—	—	—
Shares of Series B preferred stock issued and outstanding
Balance at beginning of period	—	357	—	357
Conversion and elimination of preferred stock	—	(357)	—	(357)
Balance at end of period	—	—	—	—
Preferred stock	$—	$—	$—	$—

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Additional paid-in capital
Balance at beginning of period	$989,634	$967,073	$982,718	$960,544
Stock-based compensation to employees and directors	6,270	4,695	12,065	9,334
Common stock issued for ESPP purchases	—	—	1,121	1,890
Conversion and elimination of preferred stock	—	1,043	—	1,043
Other	—	34	—	34
Balance at end of period	$995,904	$972,845	$995,904	$972,845
Accumulated deficit
Balance at beginning of period	$(184,136)	$(126,467)	$(173,829)	$(136,590)
Net income (loss)	(73,493)	7,147	(83,800)	17,270
Dividend issued upon conversion and elimination of preferred stock	—	(1,697)	—	(1,697)
Conversion and elimination of preferred stock	—	(306)	—	(306)
Balance at end of period	$(257,629)	$(121,323)	$(257,629)	$(121,323)
Accumulated other comprehensive loss
Balance at beginning of period	$(518)	$(533)	$(522)	$(537)
Net other comprehensive income	4	4	8	8
Balance at end of period	$(514)	$(529)	$(514)	$(529)
Treasury stock
Balance at beginning of period	$(164,480)	$(107,467)	$(162,546)	$(79,035)
Repurchases of common and Series A-1 preferred stock	—	(34,912)	—	(60,077)
Tax withholding upon vesting of employee stock awards	(120)	(215)	(2,054)	(3,482)
Conversion and elimination of preferred stock	—	306	—	306
Balance at end of period	$(164,600)	$(142,288)	$(164,600)	$(142,288)
Total stockholders' equity	$573,166	$708,710	$573,166	$708,710

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(83,800)	$17,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,501	8,350
Non-cash operating lease cost	2,554	2,736
Stock-based compensation to employees and directors	12,065	9,334
(Increase) decrease in deferred tax assets, net	(11,502)	2,622
Loss from equity method securities	87,820	2,583
Other non-cash adjustments	(186)	(114)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,429)	(1,504)
Inventories	213	(529)
Prepaids and other current assets	(907)	2,318
Other long-term assets, net	(1,537)	(943)
Accounts payable	11,992	(6,104)
Accrued liabilities	(3,369)	(8,339)
Unearned revenue	(1,101)	(2,833)
Operating lease liabilities	(2,779)	(2,850)
Other long-term liabilities	237	(175)
Net cash provided by operating activities	18,772	21,822
Cash flows from investing activities:
Disbursement for notes receivable	(10,000)	—
Purchase of intangible assets	(22,832)	—
Purchase of equity securities	—	(11,420)
Capital distribution from investment	—	1,162
Expenditures for property and equipment	(12,048)	(6,406)
Other investing activities, net	445	(505)
Net cash used in investing activities	(44,435)	(17,169)
Cash flows from financing activities:
Repurchase of shares	—	(60,077)
Payments of taxes withheld upon vesting of employee stock awards	(2,054)	(3,482)
Other financing activities, net	(664)	(1,673)
Net cash used in financing activities	(2,718)	(65,232)
Net decrease in cash, cash equivalents, and restricted cash	(28,381)	(60,579)
Cash, cash equivalents, and restricted cash, beginning of period	371,457	503,366
Cash, cash equivalents, and restricted cash, end of period	$343,076	$442,787

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Overstock.com, Inc. is a leading online furniture and home furnishings retailer and technology-focused innovator that sells products at a smart value. Overstock.com owns the Bed Bath & Beyond brand and other intellectual property related to the brand. Our online shopping site offers a wide selection of quality furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. Overstock.com, which receives tens of millions of visits per month, provides customers access to millions of products from third-party partners. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise. As used herein, the term "Website" refers to the Company's internet websites located at www.overstock.com, www.o.co, www.overstock.ca, www.bedbathandbeyond.ca, and www.overstockgovernment.com and the Company's mobile app.

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

The accompanying unaudited consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

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

Available-for-sale debt securities

During the six months ended June 30, 2023, we invested $10.0 million in GrainChain, Inc. in the form of a convertible promissory note (the "Note"). The Note bears interest at an annual interest rate of 5% and accrued interest is recorded in Interest income (expense), net in our consolidated statements of operations. The Note has a maturity date of January 3, 2025 at which time the outstanding principal and any unpaid accrued interest will automatically convert into shares of a newly created series of preferred stock issued by GrainChain, Inc. unless converted earlier under limited circumstances. The carrying amount of the Note, including accrued interest, was $10.2 million at June 30, 2023, which is included in Other long-term assets, net on our consolidated balance sheets.

Based on the nature of our indirect ownership interests in GrainChain, Inc. through Medici Ventures, L.P. and the extent of our contributed capital, we held a variable interest in GrainChain, Inc., which meets the definition of a variable interest entity; however, we are not the primary beneficiary of this entity for purposes of consolidation as we do not have the power (either explicit or implicit), through voting rights or otherwise, to direct the activities of GrainChain, Inc. that most significantly impact its economic performance. Our maximum exposure to loss in this variable interest entity totaled $27.6 million as of June 30, 2023, representing our direct and indirect interest in GrainChain, Inc.

Intangible assets other than goodwill

We capitalize and amortize intangible assets other than goodwill over their estimated useful lives unless such lives are indefinite. Intangible assets other than goodwill acquired separately from third-parties are capitalized at cost, including any related direct acquisition costs, while such assets acquired as part of a business combination are capitalized at their acquisition-date fair value. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value more likely than not exceeds its fair value. In addition, we routinely evaluate the remaining useful life of intangible assets not being amortized to determine whether events or circumstances continue to support an indefinite useful life, including any legal, regulatory, contractual, competitive, economic, or other factors that may limit their useful lives. Definite lived intangible assets are amortized using the straight-line method of amortization over their useful lives, with the exception of certain intangibles (such as acquired customer lists) which are amortized using an accelerated method of amortization based on estimated customer attrition rates. These definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

3. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$258,258	$258,258	$—	$—
Equity securities, at fair value	38,400	15	—	38,385
Available-for-sale debt securities (1)	10,232	—	—	10,232
Trading securities held in a "rabbi trust" (1)	443	443	—	—
Total assets	$307,333	$258,716	$—	$48,617
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$460	$460	$—	$—
Total liabilities	$460	$460	$—	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$252,650	$252,650	$—	$—
Equity securities, at fair value	82,823	36	—	82,787
Trading securities held in a "rabbi trust" (1)	399	399	—	—
Total assets	$335,872	$253,085	$—	$82,787
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$396	$396	$—	$—
Total liabilities	$396	$396	$—	$—
___________________________________________
(1)    Included in Other long-term assets, net in the consolidated balance sheets.
(2)     Included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

The following table provides activity for our Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2021	$102,355
Increase due to purchases of Level 3 investments	18,920
Decrease in fair value of Level 3 investments	(38,488)
Level 3 investments at December 31, 2022	82,787
Increase due to purchases of Level 3 investments	10,000
Decrease in fair value of Level 3 investments	(44,402)
Accrued interest on Level 3 investments	232
Level 3 investments at June 30, 2023	$48,617

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Computer hardware and software, including internal-use software and website development	$246,369	$240,148
Building	69,356	69,350
Land	12,781	12,781
Furniture and equipment	13,329	12,642
Building machinery and equipment	9,791	9,791
Land improvements	7,060	7,060
Leasehold improvements	2,823	2,904
	361,509	354,676
Less: accumulated depreciation	(251,560)	(244,770)
Total property and equipment, net	$109,949	$109,906

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Capitalized internal-use software and website development	$4,234	$2,343	$6,281	$4,112
Depreciation of internal-use software and website development	1,645	1,555	4,715	3,281

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$206	$171	$440	$338
Technology	3,286	2,946	7,990	6,146
General and administrative	1,021	913	2,063	1,832
Total depreciation	$4,513	$4,030	$10,493	$8,316

5. INTANGIBLE ASSETS, NET

On June 12, 2023, we entered into an Asset Purchase Agreement with Bed Bath & Beyond Inc. ("BBBY"), and certain subsidiaries, to acquire certain intellectual property assets of the Bed Bath & Beyond banner from BBBY. On June 27, 2023, under a Bankruptcy Court supervised process, the U.S. Bankruptcy Court for the District of New Jersey approved the sale of the assets to the Company and on June 28, 2023, BBBY delivered all intellectual property assets via an Intellectual Property Assignment Agreement. The total purchase price, inclusive of direct acquisition-related expenses totaled $25.6 million which has been allocated to two major asset categories consisting of $21.8 million for trade names with an indefinite useful life and $3.8 million for customers lists with an estimated useful life of five years.

Intangible assets, net consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Intangible assets subject to amortization, gross (1)	$5,331	$1,552
Less: accumulated amortization of intangible assets	(1,551)	(1,543)
Intangible assets subject to amortization, net	3,780	9
Intangible assets not subject to amortization	21,803	—
Total intangible assets, net	$25,583	$9
___________________________________________
(1)    At June 30, 2023, the weighted average remaining useful life for intangible assets subject to amortization, gross was 5.0 years.

6. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Equity securities accounted for under the equity method under ASC 323	$170,076	$213,494
Equity securities accounted for under the equity method under the fair value option	38,385	82,787
Equity securities under ASC 321	15	36
Total equity securities	$208,476	$296,317

Our equity securities accounted for under the equity method under ASC 323 include equity securities in which we can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity. The following table includes our equity securities accounted for under the equity method and related ownership interest as of June 30, 2023:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	28%
SpeedRoute, LLC	49%

The carrying amount of our equity method securities was $208.5 million at June 30, 2023, which is included in Equity securities on our consolidated balance sheets, of which $38.4 million is valued under the fair value option (tZERO and SpeedRoute). For our investments in Medici Ventures, tZERO, and SpeedRoute there is no difference in the carrying amount of the assets and liabilities and our maximum exposure to loss, and there is no difference between the carrying amount of our investment in Medici Ventures and the amount of underlying equity we have in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in Other expense, net in our consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss recognized on our proportionate share of the net assets of our equity method securities	$(36,237)	$(2,284)	$(43,418)	$(3,748)
Increase (decrease) in fair value of equity method securities held under fair value option	(44,402)	—	(44,402)	1,165

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

The following is the unaudited summarized financial information for those equity method securities that met the significance criteria for the period ended June 30, 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Results of Operations
Revenues	$266	$820	$764	$1,560
Pre-tax loss	(3,088)	(8,067)	(8,295)	(13,447)
Net loss	(3,111)	(8,816)	(8,435)	(13,196)

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

As of June 30, 2023, the total outstanding debt on these loans was $36.2 million, net of $355,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $2.0 million.

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

The components of lease expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,492	$1,569	$2,898	$3,078
Variable lease cost	383	264	747	762

The following table provides a summary of other information related to leases (in thousands):

	Six months ended June 30,
	2023	2022
Cash payments included in operating cash flows from lease arrangements	$3,023	$3,159

The following table provides supplemental balance sheet information related to leases:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term—operating leases	1.87 years	2.04 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of June 30, 2023, are as follows (in thousands):

Payments due by period	Amount
2023 (Remainder)	$1,951
2024	2,880
2025	689
2026	250
2027	83
Thereafter	—
Total lease payments	5,853
Less interest	426
Present value of lease liabilities	$5,427

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

We establish liabilities when a particular contingency is probable and estimable. At June 30, 2023 and December 31, 2022, our established liabilities were not material.

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

JonesTrading Sales Agreement

Our "at the market" sales agreement with JonesTrading Institutional Services LLC and D.A. Davidson & Co. remains active; however, the authorization from our Board of Directors to sell shares of our common stock pursuant to the "at the market" sales program has expired. During the six months ended June 30, 2023 and 2022, we did not sell any shares of our common stock pursuant to the "at the market" sales program.

Stock Repurchase Program

During the three and six months ended June 30, 2023, we did not repurchase any shares of our common stock under our stock repurchase program. During the three months ended June 30, 2022, we repurchased $34.9 million of our common stock and $50,000 of our Series A-1 preferred stock under the stock repurchase program at average prices of $30.69 and $31.30 per share, respectively. During the six months ended June 30, 2022, we repurchased $59.8 million of our common stock and $306,000 of our Series A-1 preferred stock under the stock repurchase program at average prices of $36.16 and $42.16 per share, respectively. During the six months ended June 30, 2022, we retired 7,244 shares of our Series A-1 preferred stock treasury stock which had been previously repurchased under the stock repurchase program. The retirement increased Accumulated deficit by $306,000. As of June 30, 2023, we had $19.9 million available for future share repurchases under our current repurchase authorization through December 31, 2023.

12. STOCK-BASED AWARDS

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$11	$13	$30	$67
Sales and marketing	238	245	428	590
Technology	2,609	1,942	5,031	3,782
General and administrative	3,412	2,495	6,576	4,895
Total stock-based compensation	$6,270	$4,695	$12,065	$9,334

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

The following table summarizes restricted stock award activity (in thousands, except per share data):

	Six months ended June 30, 2023
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	781	$50.17
Granted at fair value	1,058	20.87
Vested	(285)	43.07
Forfeited	(87)	37.60
Outstanding—end of period	1,467	$31.18

Employee Stock Purchase Plan

 Purchases under the Overstock.com, Inc. 2021 Employee Stock Purchase Plan (the "ESPP") during the six months ended June 30, 2023 and 2022 were 68,011 shares and 41,918 shares, respectively, at an average purchase price per share of $16.46 and $48.37, respectively. At June 30, 2023, approximately 2.8 million shares of common stock remained available under the ESPP.

Stock-based compensation related to the ESPP is included in the stock-based compensation expense table above combined with the expense associated with our restricted stock units. Stock-based compensation related to the ESPP was $515,000 and $610,000 for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively.

13. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2021	$59,387
Increase due to deferral of revenue at period end, net	32,993
Decrease due to beginning contract liabilities recognized as revenue	(47,900)
Unearned revenue at December 31, 2022	44,480
Increase due to deferral of revenue at period end, net	25,248
Decrease due to beginning contract liabilities recognized as revenue	(26,349)
Unearned revenue at June 30, 2023	$43,379

Our total unearned revenue related to outstanding Club O Reward dollars was $10.5 million and $10.9 million at June 30, 2023 and December 31, 2022, respectively. Breakage income related to Club O Reward dollars and gift cards is recognized in Net revenue in our consolidated statements of operations. Breakage included in revenue was $1.0 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2021	$13,923
Additions to the allowance	161,492
Deductions from the allowance	(165,193)
Allowance for returns at December 31, 2022	10,222
Additions to the allowance	66,298
Deductions from the allowance	(65,227)
Allowance for returns at June 30, 2023	$11,293

14. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(73,493)	$7,147	$(83,800)	$17,270
Less: Preferred stock dividends—issued	—	1,697	—	1,697
Undistributed income (loss)	(73,493)	5,450	(83,800)	15,573
Less: Undistributed income (loss) allocated to participating securities	—	410	—	1,332
Net income (loss) attributable to common stockholders	$(73,493)	$5,040	$(83,800)	$14,241

Denominator:
Weighted average shares of common stock outstanding—basic	45,200	43,072	45,134	43,062
Effect of dilutive securities:
Restricted stock awards	—	87	—	159
Weighted average shares of common stock outstanding—diluted	45,200	43,159	45,134	43,221
Net income (loss) per share of common stock:
Basic	$(1.63)	$0.12	$(1.86)	$0.33
Diluted	$(1.63)	$0.12	$(1.86)	$0.33

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Restricted stock units	1,467	689	1,467	597
Employee stock purchase plan	110	101	110	83

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

We are an online furniture and home furnishings retailer and technology-focused innovator. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and our controlled subsidiaries, unless the context indicates otherwise.

Overview

Overstock provides furniture and home furnishings to assist consumers in "Making Dream Homes Come True," particularly for our target customers—consumers who seek smart value on quality, stylish furniture and home furnishings at competitive prices, and who want an easy shopping experience. We believe that the furniture and home furnishings market, which is highly fragmented and has traditionally been served by brick-and-mortar stores, will continue transitioning to online sales as consumers become increasingly comfortable shopping online for goods in this product category. We continually update and augment our product assortment to meet the evolving preferences of our customers and current trends. Our products include furniture, décor, area rugs, bedding and bath, home improvement, outdoor, and kitchen and dining items, among others. We recently acquired the Bed Bath & Beyond brand and other intellectual property related to the brand. We sell our products and services primarily through our internet websites located at www.overstock.com, www.o.co, www.overstock.ca, www.bedbathandbeyond.ca, and www.overstockgovernment.com (referred to collectively as the "Website") and through our mobile app. Nearly all of our retail sales through our Website and mobile app were from transactions in which we fulfilled orders through our network of manufacturers, distributors and other suppliers ("partners") selling on our Website. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for marketing, order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our partners or from our warehouses. Our warehouses primarily fulfill orders from sales of our partners' owned inventory, including some customer returns of partner products.

We expect our recent acquisition of the Bed Bath & Beyond brand and other intellectual property to assist us in driving growth as we continue to focus on driving growth through expanding our home assortment to improve our brand association with home, making it easier for our customers to find and view a broad assortment of products, increasing mobile app adoption driving higher customer retention, average order size, and brand loyalty, optimizing our marketing efforts to grow Overstock consideration among home shoppers, growing our customer base in Canada, and gaining market share by strengthening our brand pillars of "Product Findability," "Smart Value," and "Easy Delivery and Support."

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

Revenue decreased 20.1% for the three months ended June 30, 2023, compared to the same period in 2022. This decrease was primarily due to a 16% decrease in the number of customer orders delivered and a decrease in average order value of 5%. This decreased order activity was largely driven by the impact of macroeconomic factors including a relatively high inflationary environment and uncertainty impacting consumer sentiment, a shift in consumer spending preferences, and our strategy to exit non-home categories.

Gross profit decreased 22.1% for the three months ended June 30, 2023, compared to the same period in 2022, due to lower sales and a decrease in gross margin. Gross margin decreased to 22.4% for the three months ended June 30, 2023, compared to 22.9% for the same period in 2022, primarily due to increased promotional discounting and carrier costs. The decrease was partially offset by merchandising actions and operational efficiencies.

Sales and marketing expenses as a percentage of revenue increased from 11.0% for the three months ended June 30, 2022 to 11.7% for the three months ended June 30, 2023, primarily due to increased performance marketing expense partially offset by lower brand advertising.

Technology expenses totaled $27.7 million for the three months ended June 30, 2023, a $2.8 million decrease compared to the three months ended June 30, 2022, primarily due to a reduction in staff-related expenses.

General and administrative expenses increased $592,000 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to increased legal and other third-party expenses partially offset by a reduction in staff-related expenses.

Our consolidated cash and cash equivalents balance decreased from $371.3 million as of December 31, 2022, to $342.9 million as of June 30, 2023.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends, including, but not limited to, geopolitical events, fluctuating interest rates, and inflation. These events have and may continue to negatively impact consumer confidence and consumer spending which have and may continue to adversely affect our business and our results of operations. Due to the uncertain and constantly evolving nature and volatility created by these disruptions to global economic activities, we cannot currently predict the long-term impact of these events on our operations and financial results. Nevertheless, as of June 30, 2023, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022, and Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022.

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net revenue	$422,211	$528,122	$803,351	$1,064,159
Cost of goods sold
Product costs and other cost of goods sold	311,950	386,007	588,571	774,977
Merchant fees, customer service, and other	15,889	21,010	30,695	42,865
Total cost of goods sold	327,839	407,017	619,266	817,842
Gross profit	$94,372	$121,105	$184,085	$246,317
Year-over-year percentage change
Net revenue	(20.1)%		(24.5)%
Gross profit	(22.1)%		(25.3)%
Percent of total net revenue
Cost of goods sold
Product costs and other cost of goods sold	73.9%	73.1%	73.3%	72.8%
Merchant fees, customer service, and other	3.8%	4.0%	3.8%	4.0%
Total cost of goods sold	77.6%	77.1%	77.1%	76.9%
Gross margin	22.4%	22.9%	22.9%	23.1%

The 20.1% decrease in net revenue for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a 16% decrease in the number of customer orders delivered and a decrease in average order value of 5%. This decreased order activity was largely driven by the impact of macroeconomic factors including a relatively high inflationary environment and uncertainty impacting consumer sentiment, a shift in consumer spending preferences, and our strategy to exit non-home categories.

The 24.5% decrease in net revenue for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a 22% decrease in the number of customer orders delivered and a decrease in average order value of 3%. This decreased order activity was largely driven by the impact of macroeconomic factors including a relatively high inflationary environment and uncertainty impacting consumer sentiment, a shift in consumer spending preferences, and our strategy to exit non-home categories.

We cannot estimate the impact that macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, or geopolitical events will have on our business in the future due to the unpredictable nature of the ultimate development and duration of these conditions.

International net revenues were less than 2% of total net revenues for each of the three and six months ended June 30, 2023 and 2022.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended June 30, 2023
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(12,946)	$(2,486)
1	$(4,956)	$(951)
As reported	As reported	As reported
-1	$4,091	$784
-2	$7,729	$1,482

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

Gross margins for the past six quarterly periods and fiscal year ending 2022 were:

	Q1 2022	Q2 2022	Q3 2022	Q4 2022	FY 2022	Q1 2023	Q2 2023
Gross margin	23.4%	22.9%	23.3%	22.1%	23.0%	23.5%	22.4%

Gross profit for the three months ended June 30, 2023 decreased 22.1% compared to the same period in 2022, due to lower sales and a decrease in gross margin. Gross margin decreased to 22.4% for the three months ended June 30, 2023, compared to 22.9% for the same period in 2022, primarily due to increased promotional discounting and carrier costs. The decrease was partially offset by merchandising actions and operational efficiencies.

Gross profit for the six months ended June 30, 2023 decreased 25.3% compared to the same period in 2022, primarily due to lower sales and a decrease in gross margin. Gross margin decreased to 22.9% for the six months ended June 30, 2023, compared to 23.1% for the same period in 2022, primarily due to increased promotional discounting and carrier costs. The decrease was partially offset by merchandising actions and operational efficiencies.

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

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales and marketing expenses	$49,242	$57,940	$96,290	$116,453
Advertising expense included in sales and marketing expenses	46,883	55,334	91,689	111,046
Year-over-year percentage change
Sales and marketing expenses	(15.0)%		(17.3)%
Advertising expense included in sales and marketing expenses	(15.3)%		(17.4)%
Percentage of net revenues
Sales and marketing expenses	11.7%	11.0%	12.0%	10.9%
Advertising expense included in sales and marketing expenses	11.1%	10.5%	11.4%	10.4%

The 70 basis point increase in sales and marketing expenses as a percent of net revenues for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to increased performance marketing expense partially offset by lower brand advertising.

The 110 basis point increase in sales and marketing expenses as a percent of net revenues for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to increased performance marketing expense partially offset by lower brand advertising.

Technology expenses

We seek to deploy our capital resources efficiently in technology to support operations including private and public cloud, web services, customer support solutions, and product search. We also invest in technology to enhance the customer experience including machine learning algorithms, generative AI, improving our process automation and efficiency, modernizing and expanding our systems, and supporting and expanding our logistics infrastructure. We expect to continue to incur technology expenses to support these efforts and these expenditures may continue to be material.

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

The following table summarizes our technology expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Technology expenses	$27,706	$30,542	$58,252	$63,531
Year-over-year percentage change
Technology expenses	(9.3)%		(8.3)%
Technology expenses as a percent of net revenues	6.6%	5.8%	7.3%	6.0%

The $2.8 million decrease in technology expenses for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a reduction in staff-related expenses.

The $5.3 million decrease in technology expenses for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a reduction in staff-related expenses.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$21,673	$21,081	$42,156	$42,337
Year-over-year percentage change
General and administrative expenses	2.8%		(0.4)%
General and administrative expenses as a percent of net revenues	5.1%	4.0%	5.2%	4.0%

The $592,000 increase in general and administrative expenses for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to increased legal and other third-party expenses partially offset by a reduction in staff-related expenses.

The $181,000 decrease in general and administrative expenses for the six months ended June 30, 2023, as compared to the same period in 2022, was relatively flat year-over-year.

Other expense, net

Other expense, net for the three months ended June 30, 2023 was $80.7 million as compared to $2.0 million for the three months ended June 30, 2022. The increase was primarily due to a $78.4 million increase in loss recognized from our equity method securities.

Other expense, net for the six months ended June 30, 2023 was $88.1 million as compared to $2.1 million for the six months ended June 30, 2022. The increase was primarily due to a $85.2 million increase in loss recognized from our equity method securities.

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

Our provision (benefit) for income tax for the three months ended June 30, 2023 and 2022 was $(8.4) million and $2.5 million, respectively. The effective tax rate for the three months ended June 30, 2023 and 2022 was 10.2% and 26.1%, respectively. Our provision (benefit) for income tax for the six months ended June 30, 2023 and 2022 was $(11.3) million and $4.6 million, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 was 11.8% and 21.1%, respectively. Our tax expense decreased during the three and six months ended June 30, 2023 as compared to the same period in 2022, primarily due to a decrease in income before income taxes. Our tax rate decreased during the three and six months ended June 30, 2023 as compared to the same period in 2022, primarily due to year-to-date losses on our equity method securities for which tax benefits are limited. Our effective tax rate for the three and six months ended June 30, 2023 differs from the statutory federal income tax rate of 21% primarily due to year-to-date losses on our equity method securities for which tax benefits are limited.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivable, net. At June 30, 2023, we had $342.9 million of cash and cash equivalents and $19.1 million of accounts receivable, net.

Cash flow information is as follows (in thousands):

	Six months ended June 30,
	2023	2022
Cash provided by (used in):
Operating activities	$18,772	$21,822
Investing activities	(44,435)	(17,169)
Financing activities	(2,718)	(65,232)

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $18.8 million of net cash provided by operating activities during the six months ended June 30, 2023 was primarily due to income from operating activities adjusted for non-cash items of $17.5 million and cash provided by changes in operating assets and liabilities of $1.3 million.

The $21.8 million of net cash provided by operating activities during the six months ended June 30, 2022 was primarily due to income from operating activities adjusted for non-cash items of $42.8 million offset by cash used by changes in operating assets and liabilities of $21.0 million.

Investing activities

For the six months ended June 30, 2023, investing activities resulted in a net cash outflow of $44.4 million, primarily due to $22.8 million for purchases of intangible assets, $10.0 million for disbursement for notes receivable and $12.0 million of expenditures for property and equipment.

For the six months ended June 30, 2022, investing activities resulted in a net cash outflow of $17.2 million, primarily due to $11.4 million for purchases of equity securities and $6.4 million of expenditures for property and equipment.

Financing activities

For the six months ended June 30, 2023, financing activities resulted in a net cash outflow of $2.7 million primarily due to $2.1 million for payment of taxes withheld upon vesting of employee stock awards.

For the six months ended June 30, 2022, financing activities resulted in a net cash outflow of $65.2 million primarily due to $60.1 million for repurchases of our common stock and Series A-1 preferred stock under the Repurchase Program and $3.5 million for payment of taxes withheld upon vesting of employee stock awards.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2023 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$5,853	$3,384	$2,261	$208	$—
Loan agreements (2)	46,699	3,665	2,968	2,972	37,094
Total contractual cash obligations	$52,552	$7,049	$5,229	$3,180	$37,094
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

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of June 30, 2023, accrued tax contingencies were $3.6 million. Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

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

Our efforts to expand our retail business outside of the U.S. expose us to foreign and additional U.S. laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, advertising practices, online services, the importation of specified or proscribed items, importation quotas, consumer protection, environmental protection, intellectual property rights, consumer and data protection, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties.

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

Investment Risk

The fair values of our equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At June 30, 2023, our recorded value in equity securities in public and private companies was $208.5 million, of which $15,000 relates to publicly traded companies, recorded at fair value, which are subject to market price volatility. At June 30, 2023, $38.4 million of our equity securities and $10.2 million of our debt securities are in private companies, recorded at fair value using Level 3 inputs. Our fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable. These investments valued using Level 3 inputs represents 15.8% of assets measured at fair value. See Note 3—Fair Value Measurement for further information. For our equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

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

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

There were no changes in either our disclosure controls and procedures or our internal controls over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully, the risk factors described in our Form 10-K for the year ended December 31, 2022, and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. We have not repeated risk factors contained in our Form 10-K for the year ended December 31, 2022, which are incorporated herein by reference. The occurrence of any of these risks could harm our business, the trading price of our securities could decline, and investors could lose part or all of their investment.

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2022.

We may be required to recognize losses relating to our equity method investments.

At June 30, 2023, we held equity method investments totaling approximately $208.5 million. The underlying equity interests are in private entities that are in the startup or development stages. Equity method securities are inherently risky because we do not have the ability to influence business decisions, and the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Since these investments are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. In addition, the valuations of private companies are inherently more complex due to the lack of readily available market data. The fair values of the underlying equity securities may be subject to fluctuations due to investment-specific circumstances such as failing to complete development milestones, achieve financial forecasts, or raise adequate capital, among other items. We have recognized losses related to these equity method securities in the past and may in the future recognize additional losses. Additionally, due to tax law limitations around deductibility of capital and investment losses, we may not be able to recognize a tax benefit on these losses when they occur. Any such loss could be material and could have a material adverse effect on our financial results.

We may not realize the expected benefits of our recent purchase of the Bed Bath & Beyond brand and other intellectual property due to potential risks and uncertainties.

We recently purchased certain assets from Bed Bath & Beyond which we have, and will continue to, use, implement, and integrate these assets with our existing business. Risks and uncertainties associated with these efforts could prevent us from realizing the expected benefits of our recent purchase of the Bed Bath & Beyond brand and other intellectual property. Any of the following potential risks and uncertainties, if they were to occur, could negatively impact our financial results and prevent us from achieving the expected benefits of our purchase:

•unexpected costs associated with the integration, implementation, use, or maintenance of the acquired intellectual property assets;
•brand confusion resulting from our re-branding or damage to our existing brand;
•loss of sales or customers due to confusion resulting from our business re-branding, loyalty program re-branding, or otherwise;
•loss of customer traffic directed from third-party search associated with operating a new website;
•higher than anticipated promotional discounting or marketing costs to acquire customers;
•disruptions to our website or ongoing business;
•diversion of management attention or key personnel attention;
•employee fatigue resulting from implementation efforts that could negatively impact our ability to hire or retain key personnel;
•disruptions or changes to our existing business relationships with suppliers or other third parties resulting from our purchase of these assets;
•costs to defend claims against Bed Bath & Beyond that we do not owe as an asset purchaser, but could be required to pay in order to defend and preserve our rights;
•unexpected economic, political, or regulatory risks; or
•any other unforeseen costs, expenses, losses, disruptions, delays, or negative impacts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Purchases of Equity Securities

See Note 11—Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for information regarding our authorized share repurchase program. There were no repurchases made during the three months ended June 30, 2023. As of June 30, 2023, the approximate dollar value of shares that may yet be purchased under the stock repurchase program is $19.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibit Number	Exhibit Description
2.1†
Asset Purchase Agreement, dated June 12, 2023, by and among Overstock.com, Inc., Bed Bath & Beyond Inc. and certain subsidiaries of Bed Bath & Beyond Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 13, 2023

	10.1	Overstock.com, Inc. Amended and Restated 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2023
	31.1*	Exhibit 31.1 Certification of Chief Executive Officer
	31.2*	Exhibit 31.2 Certification of Chief Financial Officer
	32.1**	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2**	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
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

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).
______________________________________
* Filed herewith.
** Furnished herewith.
† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Reporting
Company agrees to furnish supplementally a copy of any omitted schedule to exhibit to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 31, 2023	OVERSTOCK.COM, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)