Form 10-Q
period 2023-09-30
OVERSTOCK.COM, INC
filed 2023-10-31
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-41850

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

45,304,946 shares of the registrant's common stock, par value $0.0001, are outstanding on October 27, 2023.

OVERSTOCK.COM, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2023

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
•any difficulties or other negative consequences we may encounter as a result of our purchase, implementation, integration, or use of the Bed Bath & Beyond brand and intellectual property;
•any difficulties or negative consequences we may encounter as a result of changing our company name, our company stock ticker symbol, or the stock exchange on which our common stock trades;
•any negative impact we may experience as a result of shareholder activism;
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
•the possibility that we may be unable to protect our proprietary technology and to obtain trademark protection for our marks;
•current and future claims of intellectual property infringement to which we are subject;
•any difficulties we may encounter as a result of our reliance on third-parties that we do not control for their representations regarding product compliance with various laws and regulations;
•any problems associated with our lack of visibility into, and our lack of influence over, our equity method investments, including our reliance on third-parties to timely and accurately report material events to us;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$325,435	$371,263
Restricted cash	38	194
Accounts receivable, net of allowance for credit losses of $1,839 and $3,223	19,580	17,693
Inventories	11,519	6,526
Prepaids and other current assets	19,157	18,833
Total current assets	375,729	414,509
Property and equipment, net	109,661	109,906
Deferred tax assets, net	66,449	41,439
Intangible assets, net	25,501	9
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $41,091 and $82,823	169,326	296,317
Operating lease right-of-use assets	4,347	7,460
Other long-term assets, net	13,611	2,746
Total assets	$770,784	$878,546
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$85,272	$75,130
Accrued liabilities	72,475	63,614
Unearned revenue	47,450	44,480
Operating lease liabilities, current	3,056	4,410
Other current liabilities	1,138	3,508
Total current liabilities	209,391	191,142
Long-term debt, net	34,232	34,476
Operating lease liabilities, non-current	1,622	3,626
Other long-term liabilities	9,355	3,476
Total liabilities	254,600	232,720
Commitments and contingencies (Note 9)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	September 30, 2023	December 31, 2022
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 51,585 and 51,102
Outstanding shares - 45,305 and 44,951	5	5
Additional paid-in capital	1,002,494	982,718
Accumulated deficit	(320,678)	(173,829)
Accumulated other comprehensive loss	(510)	(522)
Treasury stock at cost - 6,280 and 6,151	(165,127)	(162,546)
Total stockholders' equity	516,184	645,826
Total liabilities and stockholders' equity	$770,784	$878,546

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenue	$373,313	$460,279	$1,176,664	$1,524,438
Cost of goods sold	303,353	352,807	922,619	1,170,649
Gross profit	69,960	107,472	254,045	353,789
Operating expenses
Sales and marketing	57,541	53,520	153,831	169,973
Technology	29,240	29,628	87,492	93,159
General and administrative	24,109	18,665	66,265	61,002
Total operating expenses	110,890	101,813	307,588	324,134
Operating income (loss)	(40,930)	5,659	(53,543)	29,655
Interest income, net	3,201	976	8,819	966
Other expense, net	(38,731)	(46,283)	(126,793)	(48,378)
Loss before income taxes	(76,460)	(39,648)	(171,517)	(17,757)
Provision (benefit) for income taxes	(13,411)	(2,653)	(24,668)	1,968
Net loss	$(63,049)	$(36,995)	$(146,849)	$(19,725)
Net loss per share of common stock:
Basic	$(1.39)	$(0.81)	$(3.25)	$(0.46)
Diluted	$(1.39)	$(0.81)	$(3.25)	$(0.46)
Weighted average shares of common stock outstanding:
Basic	45,225	45,708	45,164	43,954
Diluted	45,225	45,708	45,164	43,954

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(63,049)	$(36,995)	$(146,849)	$(19,725)
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $0, $0, and $0	4	4	12	12
Other comprehensive income	4	4	12	12
Comprehensive loss	$(63,045)	$(36,991)	$(146,837)	$(19,713)

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Equity attributable to stockholders of Overstock.com, Inc.
Shares of common stock issued
Balance at beginning of period	51,455	51,026	51,102	46,625
Common stock issued upon vesting of restricted stock	80	3	365	264
Common stock issued for ESPP purchases	50	42	118	84
Conversion of preferred stock	—	—	—	4,098
Balance at end of period	51,585	51,071	51,585	51,071
Shares of treasury stock
Balance at beginning of period	6,253	5,331	6,151	3,602
Repurchases of common stock	—	—	—	1,652
Tax withholding upon vesting of employee stock awards	27	—	129	77
Balance at end of period	6,280	5,331	6,280	5,331
Total shares of common stock outstanding	45,305	45,740	45,305	45,740
Common stock
Balance at beginning of period	$5	$5	$5	$4
Conversion and elimination of preferred stock	—	—	—	1
Balance at end of period	$5	$5	$5	$5
Shares of Series A-1 preferred stock issued
Balance at beginning of period	—	—	—	4,204
Conversion and elimination of preferred stock	—	—	—	(4,204)
Balance at end of period	—	—	—	—
Shares of treasury stock
Balance at beginning of period	—	—	—	—
Repurchases of shares	—	—	—	7
Conversion and elimination of preferred stock	—	—	—	(7)
Balance at end of period	—	—	—	—
Total shares of Series A-1 preferred stock outstanding	—	—	—	—
Shares of Series B preferred stock issued and outstanding
Balance at beginning of period	—	—	—	357
Conversion and elimination of preferred stock	—	—	—	(357)
Balance at end of period	—	—	—	—
Preferred stock	$—	$—	$—	$—

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Additional paid-in capital
Balance at beginning of period	$995,904	$972,845	$982,718	$960,544
Stock-based compensation to employees and directors	5,798	4,056	17,863	13,390
Common stock issued for ESPP purchases	792	889	1,913	2,779
Conversion and elimination of preferred stock	—	—	—	1,043
Other	—	—	—	34
Balance at end of period	$1,002,494	$977,790	$1,002,494	$977,790
Accumulated deficit
Balance at beginning of period	$(257,629)	$(121,323)	$(173,829)	$(136,590)
Net loss	(63,049)	(36,995)	(146,849)	(19,725)
Dividend issued upon conversion and elimination of preferred stock	—	—	—	(1,697)
Conversion and elimination of preferred stock	—	—	—	(306)
Balance at end of period	$(320,678)	$(158,318)	$(320,678)	$(158,318)
Accumulated other comprehensive loss
Balance at beginning of period	$(514)	$(529)	$(522)	$(537)
Net other comprehensive income	4	4	12	12
Balance at end of period	$(510)	$(525)	$(510)	$(525)
Treasury stock
Balance at beginning of period	$(164,600)	$(142,288)	$(162,546)	$(79,035)
Repurchases of common and Series A-1 preferred stock	—	—	—	(60,077)
Tax withholding upon vesting of employee stock awards	(527)	(19)	(2,581)	(3,501)
Conversion and elimination of preferred stock	—	—	—	306
Balance at end of period	$(165,127)	$(142,307)	$(165,127)	$(142,307)
Total stockholders' equity	$516,184	$676,645	$516,184	$676,645

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(146,849)	$(19,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,821	12,480
Non-cash operating lease cost	3,858	4,138
Stock-based compensation to employees and directors	17,863	13,390
Increase in deferred tax assets, net	(25,010)	(691)
Loss from equity method securities	126,966	49,227
Other non-cash adjustments	(532)	97
Changes in operating assets and liabilities:
Accounts receivable, net	(1,887)	745
Inventories	(4,993)	(933)
Prepaids and other current assets	490	1,991
Other long-term assets, net	(1,195)	(1,004)
Accounts payable	11,749	(17,360)
Accrued liabilities	9,171	(11,633)
Unearned revenue	2,970	(8,335)
Operating lease liabilities	(4,170)	(4,285)
Other long-term liabilities	5,879	(506)
Net cash provided by operating activities	9,131	17,596
Cash flows from investing activities:
Disbursement for notes receivable	(10,000)	—
Purchase of intangible assets	(25,782)	—
Purchase of equity securities	—	(18,920)
Capital distribution from investment	4	1,224
Expenditures for property and equipment	(16,543)	(9,724)
Other investing activities, net	562	(584)
Net cash used in investing activities	(51,759)	(28,004)
Cash flows from financing activities:
Repurchase of shares	—	(60,077)
Payments of taxes withheld upon vesting of employee stock awards	(2,581)	(3,501)
Other financing activities, net	(775)	(1,646)
Net cash used in financing activities	(3,356)	(65,224)
Net decrease in cash, cash equivalents, and restricted cash	(45,984)	(75,632)
Cash, cash equivalents, and restricted cash, beginning of period	371,457	503,366
Cash, cash equivalents, and restricted cash, end of period	$325,473	$427,734

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Overstock.com, Inc. is a technology-focused innovator based in Midvale, Utah and owner of the Bed Bath & Beyond brand and other intellectual property related to the brand. Bed Bath & Beyond is an online home furnishings and furniture retailer in the United States and Canada. Our online shopping site sells a broad range of new home products at low prices, including furniture, décor, area rugs, bedding and bath, home improvement, and more. Our online shopping site features millions of products that tens of millions of customers visit each month.

As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and its controlled subsidiaries, unless the context indicates otherwise. As used herein, the term "Website" refers to the Company's online shopping sites located at www.bedbathandbeyond.com, www.bedbathandbeyond.ca, www.overstockgovernment.com, and the Company's mobile app.

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

The accompanying unaudited consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

Use of estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, loyalty program reward point and gift card breakage, sales returns, inventory valuation, asset useful lives, equity and debt securities valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities, and contingencies. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, our accounting of these estimates may change from period to period. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Available-for-sale debt securities

During the nine months ended September 30, 2023, we invested $10.0 million in GrainChain, Inc. in the form of a convertible promissory note (the "Note"). The Note bears interest at an annual interest rate of 5% and accrued interest is recorded in Interest income, net in our consolidated statements of operations. The Note has a maturity date of January 3, 2025 at which time the outstanding principal and any unpaid accrued interest will automatically convert into shares of a newly created series of preferred stock issued by GrainChain, Inc. unless converted earlier under limited circumstances. The fair value of the Note, including accrued interest, was $10.4 million at September 30, 2023, which is included in Other long-term assets, net on our consolidated balance sheets.

Based on the nature of our indirect ownership interests in GrainChain, Inc. through Medici Ventures, L.P. and the extent of our contributed capital, we held a variable interest in GrainChain, Inc., which meets the definition of a variable interest entity; however, we are not the primary beneficiary of this entity for purposes of consolidation as we do not have the power (either explicit or implicit), through voting rights or otherwise, to direct the activities of GrainChain, Inc. that most significantly impact its economic performance. Our maximum exposure to loss in this variable interest entity totaled $27.8 million as of September 30, 2023, representing our direct and indirect interest in GrainChain, Inc.

Intangible assets other than goodwill

We capitalize and amortize intangible assets other than goodwill over their estimated useful lives unless such lives are indefinite. Intangible assets other than goodwill acquired separately from third parties are capitalized at cost, including any related direct acquisition costs, while such assets acquired as part of a business combination are capitalized at their acquisition-date fair value. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value more likely than not exceeds its fair value. In addition, we routinely evaluate the remaining useful life of intangible assets not being amortized to determine whether events or circumstances continue to support an indefinite useful life, including any legal, regulatory, contractual, competitive, economic, or other factors that may limit their useful lives. Definite lived intangible assets are amortized using the straight-line method of amortization over their useful lives, with the exception of certain intangibles (such as acquired customer lists) which are amortized using an accelerated method of amortization based on estimated customer attrition rates. These definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

3. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$264,576	$264,576	$—	$—
Equity securities, at fair value	41,091	15	—	41,076
Available-for-sale debt securities (1)	10,358	—	—	10,358
Trading securities held in a "rabbi trust" (1)	459	459	—	—
Total assets	$316,484	$265,050	$—	$51,434
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$475	$475	$—	$—
Total liabilities	$475	$475	$—	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$252,650	$252,650	$—	$—
Equity securities, at fair value	82,823	36	—	82,787
Trading securities held in a "rabbi trust" (1)	399	399	—	—
Total assets	$335,872	$253,085	$—	$82,787
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$396	$396	$—	$—
Total liabilities	$396	$396	$—	$—
___________________________________________
(1)    Included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.
(2)     Included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

The following table provides activity for our Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2021	$102,355
Increase due to purchases of Level 3 investments	18,920
Decrease in fair value of Level 3 investments	(38,488)
Level 3 investments at December 31, 2022	82,787
Increase due to purchases of Level 3 investments	10,000
Decrease in fair value of Level 3 investments	(41,711)
Accrued interest on Level 3 investments	358
Level 3 investments at September 30, 2023	$51,434

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Computer hardware and software, including internal-use software and website development	$246,875	$240,148
Building	69,356	69,350
Land	12,781	12,781
Furniture and equipment	10,907	12,642
Building machinery and equipment	9,828	9,791
Land improvements	7,060	7,060
Leasehold improvements	1,749	2,904
	358,556	354,676
Less: accumulated depreciation	(248,895)	(244,770)
Total property and equipment, net	$109,661	$109,906

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Capitalized internal-use software and website development	$3,069	$1,714	$9,350	$5,826
Depreciation of internal-use software and website development	1,217	1,684	5,932	4,965

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$170	$171	$610	$509
Technology	2,940	2,997	10,930	9,143
General and administrative	928	953	2,991	2,785
Total depreciation	$4,038	$4,121	$14,531	$12,437

5. INTANGIBLE ASSETS, NET

On June 12, 2023, we entered into an Asset Purchase Agreement with Bed Bath & Beyond Inc. ("BBBY"), and certain subsidiaries, to acquire certain intellectual property related to the Bed Bath & Beyond banner from BBBY. On June 27, 2023, under a Bankruptcy Court supervised process, the U.S. Bankruptcy Court for the District of New Jersey approved the sale of the assets to the Company and on June 28, 2023, BBBY delivered the intellectual property assets via an Intellectual Property Assignment Agreement. The total purchase price, inclusive of direct acquisition-related expenses totaled $25.6 million which has been allocated to two major asset categories consisting of $21.8 million for trade names with an indefinite useful life and $3.8 million for customers lists with an estimated useful life of five years.

Intangible assets, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Intangible assets subject to amortization, gross (1)	$5,331	$1,552
Less: accumulated amortization of intangible assets	(1,833)	(1,543)
Intangible assets subject to amortization, net	3,498	9
Intangible assets not subject to amortization	22,003	—
Total intangible assets, net	$25,501	$9
___________________________________________
(1)    At September 30, 2023, the weighted average remaining useful life for intangible assets subject to amortization, gross was 4.8 years.

6. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Equity securities accounted for under the equity method under ASC 323	$128,235	$213,494
Equity securities accounted for under the equity method under the fair value option	41,076	82,787
Equity securities under ASC 321	15	36
Total equity securities	$169,326	$296,317

Our equity securities accounted for under the equity method under ASC 323 include equity securities in which we can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity.

The following table includes our equity securities accounted for under the equity method and related ownership interest as of September 30, 2023:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	28%
SpeedRoute, LLC	49%

The carrying amount of our equity method securities was $169.3 million at September 30, 2023, which is included in Equity securities on our consolidated balance sheets, of which $41.1 million is valued under the fair value option (tZERO and SpeedRoute). For our investments in Medici Ventures, tZERO, and SpeedRoute there is no difference in the carrying amount of the assets and liabilities and our maximum exposure to loss, and there is no difference between the carrying amount of our investment in Medici Ventures and the amount of underlying equity we have in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in Other expense, net in our consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss recognized on our proportionate share of the net assets of our equity method securities	$(41,837)	$(17,231)	$(85,255)	$(20,979)
Increase (decrease) in fair value of equity method securities held under fair value option	2,691	(29,413)	(41,711)	(28,248)

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

The following is the unaudited summarized financial information for those equity method securities that met the significance criteria for the period ended September 30, 2023, presented on a quarterly lag, (in thousands):

	Nine months ended September 30,
	2023	2022
Results of Operations
Revenues	$1,373	$2,070
Pre-tax loss	(15,681)	(23,151)
Net loss	(15,882)	(22,913)

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

As of September 30, 2023, the total outstanding debt on these loans was $35.3 million, net of $331,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans included in Other current liabilities on our consolidated balance sheets was $1.1 million.

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

The components of lease expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,344	$1,507	$4,242	$4,585
Variable lease cost	370	291	1,117	1,053

The following table provides a summary of other information related to leases (in thousands):

	Nine months ended September 30,
	2023	2022
Cash payments included in operating cash flows from lease arrangements	$4,475	$4,776
Right-of-use assets obtained in exchange for new operating lease liabilities	836	344

The following table provides supplemental balance sheet information related to leases:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term—operating leases	1.67 years	2.04 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of September 30, 2023, are as follows (in thousands):

Payments due by period	Amount
2023 (Remainder)	$1,030
2024	2,987
2025	689
2026	250
2027	83
Thereafter	—
Total lease payments	5,039
Less interest	361
Present value of lease liabilities	$4,678

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

We establish liabilities when a particular contingency is probable and estimable. At September 30, 2023 and December 31, 2022, our established liabilities were not material.

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

JonesTrading Sales Agreement

Our "at the market" sales agreement with JonesTrading Institutional Services LLC and D.A. Davidson & Co. remains active; however, the authorization from our Board of Directors to sell shares of our common stock pursuant to the "at the market" sales program has expired. During the nine months ended September 30, 2023 and 2022, we did not sell any shares of our common stock pursuant to the "at the market" sales program.

Stock Repurchase Program

During the three and nine months ended September 30, 2023, we did not repurchase any shares of our common stock under our stock repurchase program. During the three months ended September 30, 2022, we did not repurchase any shares of our common stock under our stock repurchase program. During the nine months ended September 30, 2022, we repurchased $59.8 million of our common stock and $306,000 of our Series A-1 preferred stock under the stock repurchase program at average prices of $36.16 and $42.16 per share, respectively. During the nine months ended September 30, 2022, we retired 7,244 shares of our Series A-1 preferred stock treasury stock which had been previously repurchased under the stock repurchase program. The retirement increased Accumulated deficit by $306,000. As of September 30, 2023, we had $19.9 million available for future share repurchases under our current repurchase authorization through December 31, 2023.

12. STOCK-BASED AWARDS

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$11	$32	$41	$99
Sales and marketing	249	5	677	595
Technology	2,286	1,735	7,317	5,517
General and administrative	3,252	2,284	9,828	7,179
Total stock-based compensation	$5,798	$4,056	$17,863	$13,390

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

The following table summarizes restricted stock award activity (in thousands, except per share data):

	Nine months ended September 30, 2023
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	781	$50.17
Granted at fair value	1,078	21.01
Vested	(365)	40.56
Forfeited	(128)	36.26
Outstanding—end of period	1,366	$40.36

Employee Stock Purchase Plan

 Purchases under the Overstock.com, Inc. 2021 Employee Stock Purchase Plan (the "ESPP") during the nine months ended September 30, 2023 and 2022 were 117,687 shares and 83,570 shares, respectively, at an average purchase price per share of $16.25 and $35.41, respectively. At September 30, 2023, approximately 2.8 million shares of common stock remained available under the ESPP.

Stock-based compensation related to the ESPP is included in the stock-based compensation expense table above combined with the expense associated with our restricted stock units. Stock-based compensation related to the ESPP was $437,000 and $576,000 for the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively.

13. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2021	$59,387
Increase due to deferral of revenue at period end, net	32,993
Decrease due to beginning contract liabilities recognized as revenue	(47,900)
Unearned revenue at December 31, 2022	44,480
Increase due to deferral of revenue at period end, net	31,682
Decrease due to beginning contract liabilities recognized as revenue	(28,712)
Unearned revenue at September 30, 2023	$47,450

Our total unearned revenue related to outstanding loyalty program rewards was $11.3 million and $10.9 million at September 30, 2023 and December 31, 2022, respectively. Breakage income related to loyalty program rewards and gift cards is recognized in Net revenue in our consolidated statements of operations. Breakage included in revenue was $948,000 and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $2.8 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations. At September 30, 2023, we had an additional $5.8 million of unearned contract revenue classified within Other long-term liabilities on our consolidated balance sheets.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2021	$13,923
Additions to the allowance	161,492
Deductions from the allowance	(165,193)
Allowance for returns at December 31, 2022	10,222
Additions to the allowance	94,331
Deductions from the allowance	(96,231)
Allowance for returns at September 30, 2023	$8,322

14. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(63,049)	$(36,995)	$(146,849)	$(19,725)
Less: Preferred stock dividends—issued	—	—	—	1,697
Undistributed loss	(63,049)	(36,995)	(146,849)	(21,422)
Less: Undistributed loss allocated to participating securities	—	—	—	(1,227)
Net loss attributable to common stockholders	$(63,049)	$(36,995)	$(146,849)	$(20,195)

Denominator:
Weighted average shares of common stock outstanding—basic	45,225	45,708	45,164	43,954
Effect of dilutive securities:
Restricted stock awards	—	—	—	—
Weighted average shares of common stock outstanding—diluted	45,225	45,708	45,164	43,954
Net loss per share of common stock:
Basic	$(1.39)	$(0.81)	$(3.25)	$(0.46)
Diluted	$(1.39)	$(0.81)	$(3.25)	$(0.46)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Restricted stock units	1,366	833	1,366	833
Employee stock purchase plan	170	95	170	95

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

We are a technology-focused innovator and owner of the Bed Bath & Beyond brand and other intellectual property related to the brand. Bed Bath & Beyond is an online home furnishings and furniture retailer in the United States and Canada. As used herein, "Overstock," "the Company," "we," "our" and similar terms include Overstock.com, Inc. and our controlled subsidiaries, unless the context indicates otherwise.

Overview

We provide furniture and home furnishings to assist consumers in "Making Dream Homes Come True," particularly for our target customers—consumers who seek support throughout the shopping journey to find quality, stylish furniture and home furnishings at competitive prices, and who want a broad range of products to meet their budget requirements. We believe that the furniture and home furnishings market, which is highly fragmented and has traditionally been served by brick-and-mortar stores, will continue transitioning to online sales as consumers become increasingly comfortable shopping online for goods in this product category. We continually update and augment our product assortment to meet the evolving preferences of our customers and current trends. Our products include furniture, décor, area rugs, bedding and bath, home improvement, and more. We sell our products and services primarily through our internet websites located at www.bedbathandbeyond.com, www.bedbathandbeyond.ca, and www.overstockgovernment.com (referred to collectively as the "Website") and through our mobile app. Nearly all of our retail sales through our Website and mobile app were from transactions in which we fulfilled orders through our network of manufacturers, distributors and other suppliers ("partners"). Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our retail partners. We provide our partners with access to a large customer base and convenient services for marketing, order fulfillment, customer service, returns handling, and other services. Our supply chain allows us to ship directly to our customers from our partners or from our warehouses. Our warehouses primarily fulfill orders from sales of our partners' owned inventory, including some customer returns of partner products.

We continue to focus on driving growth through expanding our home assortment, making it easier for our customers to find and view a broad assortment of products, increasing mobile app adoption driving higher customer retention, average order size, and brand loyalty, optimizing our marketing efforts to grow Bed Bath & Beyond consideration among home shoppers, growing our customer base in Canada, and gaining market share by strengthening our brand pillars of "Selection," "Findability," "Value," and "Support."

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

Revenue decreased 18.9% for the three months ended September 30, 2023, compared to the same period in 2022. This decrease was primarily due to a 21% decrease in average order value. The decrease was partially offset by a 3% increase in orders delivered. The decrease in average order value was largely driven by orders mixing into categories with lower average unit retail price along with increased promotional and discounting activity following the launch of the Bed Bath & Beyond brand in August. The increase in orders delivered was driven by growth in customers shopping and partially offset by the impact of macroeconomic factors impacting consumer sentiment and a shift in consumer spending preferences.

Gross profit decreased 34.9% for the three months ended September 30, 2023, compared to the same period in 2022, due to lower sales and a decrease in gross margin. Gross margin decreased to 18.7% for the three months ended September 30, 2023, compared to 23.3% for the same period in 2022, primarily due to increased promotional discounting and expense deleverage related to carrier costs associated with a shift in product mix.

Sales and marketing expenses as a percentage of revenue increased from 11.6% for the three months ended September 30, 2022 to 15.4% for the three months ended September 30, 2023, primarily due to increased performance marketing expense, partially offset by lower brand advertising.

Technology expenses totaled $29.2 million for the three months ended September 30, 2023, a $388,000 decrease compared to the three months ended September 30, 2022, primarily due to a reduction in staff-related expenses.

General and administrative expenses increased $5.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to Bed Bath & Beyond brand integration expenses.

Our consolidated cash and cash equivalents balance decreased from $371.3 million as of December 31, 2022, to $325.4 million as of September 30, 2023.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends, including, but not limited to, geopolitical events, fluctuating interest rates, and inflation. These events have and may continue to negatively impact consumer confidence and consumer spending which have and may continue to adversely affect our business and our results of operations. Due to the uncertain and constantly evolving nature and volatility created by these disruptions to global economic activities, we cannot currently predict the long-term impact of these events on our operations and financial results. Nevertheless, as of September 30, 2023, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022, and Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022.

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenue	$373,313	$460,279	$1,176,664	$1,524,438
Cost of goods sold
Product costs and other cost of goods sold	287,900	334,932	876,471	1,109,909
Merchant fees, customer service, and other	15,453	17,875	46,148	60,740
Total cost of goods sold	303,353	352,807	922,619	1,170,649
Gross profit	$69,960	$107,472	$254,045	$353,789
Year-over-year percentage change
Net revenue	(18.9)%		(22.8)%
Gross profit	(34.9)%		(28.2)%
Percent of net revenue
Cost of goods sold
Product costs and other cost of goods sold	77.1%	72.8%	74.5%	72.8%
Merchant fees, customer service, and other	4.1%	3.9%	3.9%	4.0%
Total cost of goods sold	81.3%	76.7%	78.4%	76.8%
Gross margin	18.7%	23.3%	21.6%	23.2%

The 18.9% decrease in net revenue for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a 21% decrease in average order value. The decrease was partially offset by a 3% increase in orders delivered. The decrease in average order value was largely driven by orders mixing into categories with lower average unit retail price along with increased promotional and discounting activity following the launch of the Bed Bath & Beyond brand in August. The increase in orders delivered was driven by growth in customers shopping and partially offset by the impact of macroeconomic factors impacting consumer sentiment and a shift in consumer spending preferences.

The 22.8% decrease in net revenue for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a 15% decrease in the number of customer orders delivered and a decrease in average order value of 9%. This decreased order activity was largely driven by the impact of macroeconomic factors including a relatively high inflationary environment and uncertainty impacting consumer sentiment, a shift in consumer spending preferences, and our strategy to exit non-home categories, partially offset by an increase in orders delivered following the launch of the Bed Bath & Beyond brand in August.

We cannot estimate the impact that macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, or geopolitical events will have on our business in the future due to the unpredictable nature of the ultimate development and duration of these conditions.

International net revenues were less than 4% of total net revenues for each of the three and nine months ended September 30, 2023 and 2022.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended September 30, 2023
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(10,882)	$(1,441)
1	$(4,265)	$(562)
As reported	As reported	As reported
-1	$3,976	$494
-2	$7,534	$947

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

Gross margins for the past seven quarterly periods and fiscal year ending 2022 were:

	Q1 2022	Q2 2022	Q3 2022	Q4 2022	FY 2022	Q1 2023	Q2 2023	Q3 2023
Gross margin	23.4%	22.9%	23.3%	22.1%	23.0%	23.5%	22.4%	18.7%

Gross profit for the three months ended September 30, 2023 decreased 34.9% compared to the same period in 2022, due to lower sales and a decrease in gross margin. Gross margin decreased to 18.7% for the three months ended September 30, 2023, compared to 23.3% for the same period in 2022, primarily due to increased promotional discounting and expense deleverage related to carrier costs associated with a shift in product mix.

Gross profit for the nine months ended September 30, 2023 decreased 28.2% compared to the same period in 2022, primarily due to lower sales and a decrease in gross margin. Gross margin decreased to 21.6% for the nine months ended September 30, 2023, compared to 23.2% for the same period in 2022, primarily due to increased promotional discounting and carrier costs. The decrease was partially offset by operational efficiencies.

Operating expenses

Sales and marketing expenses

We use a variety of online advertising channels to attract new and repeat customers, including search engine marketing, personalized emails, mobile app, loyalty program, affiliate marketing, display banners, and social media. We also build our brand awareness through linear and streaming TV.

Costs associated with our discounted shipping and other promotions, such as coupons, are not included in sales and marketing expense. Rather, they are accounted for as a reduction in revenue as they reduce the amount of consideration we expect to receive in exchange for goods or services and therefore affect net revenues and gross margin. We consider these promotions to be an effective marketing tool.

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales and marketing expenses	$57,541	$53,520	$153,831	$169,973
Advertising expense included in sales and marketing expenses	54,961	51,173	146,650	162,219
Year-over-year percentage change
Sales and marketing expenses	7.5%		(9.5)%
Advertising expense included in sales and marketing expenses	7.4%		(9.6)%
Percent of net revenue
Sales and marketing expenses	15.4%	11.6%	13.1%	11.1%
Advertising expense included in sales and marketing expenses	14.7%	11.1%	12.5%	10.6%

The 380 basis point increase in sales and marketing expenses as a percent of net revenue for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to increased performance marketing expense, partially offset by lower brand advertising.

The 200 basis point increase in sales and marketing expenses as a percent of net revenue for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to increased performance marketing expense, partially offset by lower brand advertising.

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

The following table summarizes our technology expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Technology expenses	$29,240	$29,628	$87,492	$93,159
Year-over-year percentage change
Technology expenses	(1.3)%		(6.1)%
Technology expenses as a percent of net revenue	7.8%	6.4%	7.4%	6.1%

The $388,000 decrease in technology expenses for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a reduction in staff-related expenses.

The $5.7 million decrease in technology expenses for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a reduction in staff-related expenses.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$24,109	$18,665	$66,265	$61,002
Year-over-year percentage change
General and administrative expenses	29.2%		8.6%
General and administrative expenses as a percent of net revenue	6.5%	4.1%	5.6%	4.0%

The $5.4 million increase in general and administrative expenses for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to Bed Bath & Beyond brand integration expenses.

The $5.3 million increase in general and administrative expenses for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to Bed Bath & Beyond brand integration expenses.

Other expense, net

Other expense, net for the three months ended September 30, 2023 was $38.7 million as compared to $46.3 million for the three months ended September 30, 2022. The decrease was primarily due to a $7.5 million decrease in loss recognized from our equity method securities.

Other expense, net for the nine months ended September 30, 2023 was $126.8 million as compared to $48.4 million for the nine months ended September 30, 2022. The increase was primarily due to a $77.7 million increase in loss recognized from our equity method securities.

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

Our provision (benefit) for income tax for the three months ended September 30, 2023 and 2022 was $(13.4) million and $(2.7) million, respectively. The effective tax rate for the three months ended September 30, 2023 and 2022 was 17.5% and 6.7%, respectively. Our provision (benefit) for income tax for the nine months ended September 30, 2023 and 2022 was $(24.7) million and $2.0 million, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 14.4% and (11.1)%, respectively. Our tax expense decreased during the three and nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to a decrease in income before income taxes. Our tax rate changed during the three and nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to current period losses from operations more heavily impacting our loss before income taxes. Our effective tax rate for the three and nine months ended September 30, 2023 differs from the statutory federal income tax rate of 21% primarily due to year-to-date losses on our equity method securities for which tax benefits are limited.

Each quarter we assess the recoverability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies, to support their realizability. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize our federal and state net deferred tax assets. However, it is possible that some or all of these deferred tax assets could ultimately expire unused, if we are unable to generate sufficient taxable income. Therefore, unless we are able to generate sufficient income from our operations, a valuation allowance to reduce our deferred tax assets may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and financial condition. We currently maintain a valuation allowance against our deferred tax assets for capital losses and the state of Utah, because of the uncertainty regarding the realizability of these deferred tax assets. Any activities that impact the valuation allowance will be recognized discretely in the period in which they occur. We will continue to monitor the need for a valuation allowance against our other deferred tax assets on a quarterly basis.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivable, net. At September 30, 2023, we had $325.4 million of cash and cash equivalents and $19.6 million of accounts receivable, net.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Cash provided by (used in):
Operating activities	$9,131	$17,596
Investing activities	(51,759)	(28,004)
Financing activities	(3,356)	(65,224)

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $9.1 million of net cash provided by operating activities during the nine months ended September 30, 2023 was primarily due to loss from operating activities adjusted for non-cash items of $8.9 million offset by cash provided by changes in operating assets and liabilities of $18.0 million.

The $17.6 million of net cash provided by operating activities during the nine months ended September 30, 2022 was primarily due to income from operating activities adjusted for non-cash items of $58.9 million offset by cash used by changes in operating assets and liabilities of $41.3 million.

Investing activities

For the nine months ended September 30, 2023, investing activities resulted in a net cash outflow of $51.8 million, primarily due to $25.8 million for purchases of intangible assets, $10.0 million for disbursement for notes receivable and $16.5 million of expenditures for property and equipment.

For the nine months ended September 30, 2022, investing activities resulted in a net cash outflow of $28.0 million, primarily due to $18.9 million for purchases of equity securities and $9.7 million of expenditures for property and equipment.

Financing activities

For the nine months ended September 30, 2023, financing activities resulted in a net cash outflow of $3.4 million, primarily due to $2.6 million for payment of taxes withheld upon vesting of employee stock awards.

For the nine months ended September 30, 2022, financing activities resulted in a net cash outflow of $65.2 million, primarily due to $60.1 million for repurchases of our common stock and Series A-1 preferred stock under the Repurchase Program and $3.5 million for payment of taxes withheld upon vesting of employee stock awards.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2023 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$5,039	$3,288	$1,605	$146	$—
Loan agreements (2)	45,383	2,723	2,968	2,972	36,720
Total contractual cash obligations	$50,422	$6,011	$4,573	$3,118	$36,720
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

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of September 30, 2023, accrued tax contingencies were $3.6 million. Changes in federal, foreign, state, and local tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

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

Foreign Currency Risk

Most of our sales and operating expenses are denominated in U.S. dollars, and therefore, our net revenue and operating expenses are not currently subject to significant foreign currency risk.

Inflation

Increases in commodity and shipping prices and energy and labor costs have resulted in inflationary pressures across various parts of our business and operations, including our partners and supply chain. We continue to monitor the impact of inflation to minimize its effects on our customers. We work with our partners to limit the amount of cost increases that are passed on through higher pricing. If costs borne by the Company or our partners were to be subject to incremental inflationary pressures, we may not be able to fully offset such higher costs through pricing actions or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Investment Risk

The fair values of our equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At September 30, 2023, our recorded value in equity securities of public and private companies was $169.3 million, of which $15,000 relates to publicly traded companies, recorded at fair value, which are subject to market price volatility. At September 30, 2023, $41.1 million of our equity securities and $10.4 million of our debt securities are of private companies, recorded at fair value using Level 3 inputs. Our fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable. These investments valued using Level 3 inputs represent 16.3% of assets measured at fair value. See Note 3—Fair Value Measurement for further information. For our equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

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

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

There were no changes in either our disclosure controls and procedures or our internal controls over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

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

We may not realize the expected benefits of our recently announced planned company name change, our planned company stock ticker change, our determination to transfer the listing of our shares to a different stock exchange, or our purchase of the Bed Bath & Beyond brand and other intellectual property due to potential risks and uncertainties.

We recently announced our intention to change our company name from Overstock.com, Inc. to Beyond, Inc., change our company ticker symbol from OSTK to BYON, and transfer the listing of our common stock from NASDAQ to the NYSE. We also recently purchased certain assets from Bed Bath & Beyond which we are continuing to use, implement, and integrate with our existing business. Risks and uncertainties associated with these efforts could prevent us from realizing the expected benefits of our proposed company name change, stock ticker symbol change, common stock listing transfer, and purchase of the Bed Bath & Beyond brand and other intellectual property. Any of the following potential risks and uncertainties, if they were to occur, could negatively impact our financial results and prevent us from achieving the expected benefits of these ongoing and proposed actions:

•brand confusion resulting from our re-naming, re-branding, or damage to our existing brand;
•loss of sales or customers due to confusion resulting from our business re-naming, re-branding, loyalty program re-branding, or otherwise;
•unexpected costs associated with the integration, implementation, use, or maintenance of the acquired intellectual property assets;
•loss of customer traffic directed from third-party search associated with operating a new website;
•disruptions or problems associated with our common stock trading with the new ticker symbol or on the new exchange;
•higher than anticipated promotional discounting or marketing costs to acquire customers;
•disruptions to our website or ongoing business;

•diversion of the attention of management or key personnel;
•employee fatigue resulting from implementation efforts that could negatively impact our ability to hire or retain key personnel;
•disruptions or changes to our existing business relationships with suppliers or other third parties resulting from our purchase of the Bed Bath & Beyond assets;
•elevated risks associated with fraudulent activities during the process of our global brand expansion;
•costs to defend claims against Bed Bath & Beyond that we do not owe as an asset purchaser, but could be required to pay in order to defend and preserve our rights;
•unexpected economic, political, or regulatory risks; or
•any other unforeseen costs, expenses, losses, disruptions, delays, or negative impacts.

Shareholder activism could negatively impact our business.

Responding to actions by activist shareholders could result in substantial cost, disrupt business operations, and divert the attention of our management, Board, and employees. Further, shareholder activism could give rise to perceived uncertainties regarding the future direction of our business, which could adversely affect our relationships with our employees, suppliers, customers, or service providers, could make it more difficult to attract and retain qualified personnel, and could result in stock price fluctuations. Such a result could have a material adverse effect on our personnel, business, prospects, and financial results.

We may be required to recognize losses relating to our equity method investments.

At September 30, 2023, we held equity method investments totaling approximately $169.3 million. The underlying equity interests are in private entities that are in the startup or development stages. Equity method securities are inherently risky because we do not have the ability to influence business decisions, and the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Since these investments are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. In addition, the valuations of private companies are inherently more complex due to the lack of readily available market data. The fair values of the underlying equity securities may be subject to fluctuations due to investment-specific circumstances such as failing to complete development milestones, achieve financial forecasts, or raise adequate capital, among other items. We have recognized losses related to these equity method securities in the past and may in the future recognize additional losses. Additionally, due to tax law limitations around deductibility of capital and investment losses, we may not be able to recognize a tax benefit on these losses when they occur. Any such loss could be material and could have a material adverse effect on our financial results.

Our deferred tax assets may be subject to additional valuation allowances, which could adversely affect our operating results.

Determining whether a valuation allowance for deferred tax assets is appropriate requires judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the sufficiency of, a valuation allowance against deferred tax assets. During 2021, based on the weight of all the positive and negative evidence, we concluded that it was more likely than not that we will realize certain federal and state net deferred tax assets based on future taxable income. Therefore, we reversed the valuation allowance on those deferred tax assets during 2021. We currently maintain a valuation allowance against our deferred tax assets for capital losses and the state of Utah, because of the uncertainty regarding the realizability of these deferred tax assets.

Our conclusion that it is more likely than not that we will realize certain federal and state net deferred tax assets is primarily based on our estimate of future taxable income. Our estimate of future taxable income is based on internal projections which primarily consider historical performance, but also include various internal estimates and assumptions and certain external data. We believe all of these inputs are reasonable, although inherently subject to judgment. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize our federal and state net deferred tax assets. However, it is possible that some or all of these deferred tax assets could ultimately expire unused, if we are unable to generate sufficient taxable income. Therefore, unless we are able to generate sufficient income from our operations, a valuation allowance to reduce our deferred tax assets may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Purchases of Equity Securities

See Note 11—Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for information regarding our authorized share repurchase program. There were no repurchases made during the three months ended September 30, 2023. As of September 30, 2023, the approximate dollar value of shares that may yet be purchased under the stock repurchase program is $19.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 12, 2023, Barclay F. Corbus, a director of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 6,821 shares of Overstock.com, Inc. common stock between January 22, 2024 and February 5, 2024, subject to certain conditions.

On September 12, 2023, Joanna C. Burkey, a director of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 2,543 shares of Overstock.com, Inc. common stock between March 4, 2024 and March 5, 2024, subject to certain conditions.

On September 15, 2023, Allison H. Abraham, chairwoman of the board of directors of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 5,000 shares of Overstock.com, Inc. common stock between January 24, 2024 and January 25, 2024, subject to certain conditions.

ITEM 6. EXHIBITS

(a)	Exhibit Number	Exhibit Description
	31.1*	Exhibit 31.1 Certification of Chief Executive Officer
	31.2*	Exhibit 31.2 Certification of Chief Financial Officer
	32.1**	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2**	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).
______________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 31, 2023	OVERSTOCK.COM, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)