Form 10-K
period 2023-12-31
BEYOND, INC.
filed 2024-02-23
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                        to

Commission file number: 001-41850

BEYOND, INC.
(Exact name of registrant as specified in its charter)

Delaware		87-0634302
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
799 West Coliseum Way
Midvale,	Utah	84047
(Address of principal executive offices)		(Zip code)
(801) 947-3100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BYON	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2023), was approximately $1.5 billion based upon the last sales price reported by Nasdaq. For purposes of this disclosure, shares of Common Stock held by directors and certain officers and by others who may be deemed to be affiliates of the registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be affiliates as that term is defined in the federal securities laws.
There were 45,574,586 shares of the Registrant's common stock, par value $0.0001, outstanding on February 16, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2024 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Explanatory Note
Beyond, Inc. and our controlled subsidiaries ("the Company") hold a minority equity interest in tZERO Group, Inc. ("tZERO") which is accounted for under the equity method under ASC Topic 323, Investments—Equity Method and Joint Ventures, since we can exercise significant influence, but not control, over tZERO through holding more than a 20% voting interest. In accordance with Rule 3-09 of Regulation S-X ("Rule 3-09"), we must determine if any of our equity method securities is a "significant subsidiary" under prescribed tests. tZERO did not meet the significant subsidiary test for the year ended December 31, 2021 but met the significant subsidiary test for the years ended December 31, 2023 and 2022. Accordingly, pursuant to Rule 3-09, we are required to provide in this Annual Report on Form 10-K ("Form 10-K") the audited financial statements for tZERO for the periods ended December 31, 2023 and 2022. We have included in this Form 10-K the separate audited financial statements of tZERO for the years ended December 31, 2022 and 2021 as Exhibit 99.4. We have requested the audited consolidated financial statements for the year ended December 31, 2023 from tZERO; however, the audited financial statements are not currently available to us. We rely upon tZERO for their audited financial statements and they are not reasonably available to us since they rest peculiarly within the knowledge of tZERO, which we do not control. Therefore, in reliance on Rule 12b-21 under the Securities Exchange Act of 1934, as amended, we are omitting the audited consolidated financial statements of tZERO for the year ended December 31, 2023. In response to our request, however, tZERO has provided us with unaudited limited financial information for year ended December 31, 2023 which has been summarized in Note 10—Equity Securities in the "Notes to Consolidated Financial Statements" included in Item 8 of Part II, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K aggregated with our other significant subsidiaries required by Rule 4-08(g). As a result of including such financial information for tZERO, we do not believe that the omission of the tZERO audited financial statements for year ended December 31, 2023 will have a material impact on a reader’s understanding of our financial condition or our results of operations. We plan to file the audited financial statements for tZERO for the year ended December 31, 2023, once they are available, with an amendment to this Form 10-K.

Bed Bath & Beyond, Wamsutta, Welcome Rewards, and Overstock.com are registered trademarks of Beyond, Inc. Other service marks, trademarks and trade names which may be referred to herein are the property of their respective owners.

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
•a recession or other economic downturn, inflation, high interest rates, our exposure to the U.S. housing market, or other changes in U.S. and global economic conditions or U.S. consumer spending;
•any increases in the price of importing goods into the U.S. or transporting to our customers the types of merchandise we sell or other supply chain challenges that limit our ability to deliver merchandise to our customers in a timely and cost-effective manner;
•any difficulties or negative consequences we may encounter as a result of our changed company name, changed stock ticker symbol, changed stock exchange on which our common stock trades or as a result of our use of the Overstock brand, Bed Bath & Beyond brand, or Beyond brand;
•any problems associated with the changing job market, changing job structure, changing compensation structure, or ability to attract and retain key personnel;
•any inability to generate and maintain unpaid natural traffic to our Website;
•any inability to be profitable, generate positive cash flow from operations, or monetize significant assets like our corporate headquarters which is currently being marketed or sale;
•any challenges that would result in the event of any loss of functionality or unavailability of our Website or reduced performance of our transaction systems;
•our exposure to cybersecurity risks, risks of data loss and other security breaches;
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
•any failures to effectively utilize technological advancements;
•negative economic consequences of various global conflicts;
•negative consequences associated with our determination to partially self-insure our employee's health insurance;
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
•any difficulties we may encounter as a result of our evolving business practices, including the expansion of our products and service offerings, our continuing expansion into international markets, and our changing approach to the sale of non-home items and sales under the Overstock brand;
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

Introduction

Beyond, Inc. is an e-commerce expert with a singular focus: connecting consumers with products and services they love. As the owner of the iconic Bed Bath & Beyond brand and several other brands, we strive to curate an exceptional online shopping experience. Specializing in furniture and home furnishings, Bed Bath & Beyond is a premier online retailer, catering to customers in the United States and Canada. Our e-commerce platform, accessible through our mobile app, www.bedbathandbeyond.com, www.bedbathandbeyond.ca, and www.overstockgovernment.com collectively referred to as the "Website," serves as a gateway for those seeking a diverse array of top-tier, on-trend home products at competitive prices. From furniture, bedding, and bath essentials to patio and outdoor gear, area rugs, tabletop and cookware, décor, storage and organization solutions, small appliances, and home improvement items – we offer an extensive range of furniture and home furnishings to elevate our customers' living spaces within the four corners of their home and the four corners of their property.

Our company, based in Midvale, Utah, was founded as a Utah limited liability company ("LLC") in 1997, reorganized as a C corporation in the State of Utah in 1998, and reincorporated in Delaware in 2002. We launched our initial website in March 1999. In November 2023, we changed our corporate name from Overstock.com, Inc. to Beyond, Inc., and transferred the principal listing of our common stock from the Nasdaq Global Market to the New York Stock Exchange. Our common stock ceased trading under the ticker symbol "OSTK" on the Nasdaq Global Market at the close of market November 3, 2023 and on November 6, 2023, our common stock began trading under the ticker symbol "BYON" on the New York Stock Exchange. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. As used herein, "Beyond", "the Company", "we", "our" and similar terms include Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

Our Business

Our mission revolves around delivering an unparalleled shopping experience for furniture and home furnishings and services, tailored especially for our target audience – discerning consumers who seek seamless support in their search for high-quality, stylish home products at competitive prices. Our commitment extends to providing a diverse range of offerings that cater to varied budget requirements.

In an ever-evolving market landscape, our focus is on standing out in the online sphere by offering products and services for the home. We believe that our competitive edge lies in the following:

•Simplified Customer Experience: We prioritize an easy, user-friendly interface, emphasizing price, value, and quality. Our extensive product range is delivered in a personalized format, accessible seamlessly through our mobile app, and complemented by our dedicated customer care team.
•Cutting-edge Technologies: Our proprietary technologies and strategic technical alliances enhance the overall shopping experience, providing our customers with an intuitive and streamlined experience.
•Specialized Logistics: Our logistics capabilities are finely tuned to the demands of the furniture and home furnishings category, which we have honed over years of e-commerce expertise.
•Strategic Partnerships: We foster long-term, mutually beneficial relationships with third-party manufacturers, distributors, and suppliers, collectively referred to as our "partners," as of December 31, 2023. This network forms the backbone of our supply chain, allowing us to consistently meet customer demands. We also partner with third parties to provide various financial products and services.
•Welcome Rewards Loyalty Program: Our customer engagement and retention are bolstered by our Welcome Rewards Loyalty Program, enhancing the overall value proposition for our customers.

We continually expand our product assortment, reaching into the millions, to keep pace with current trends and evolving customer preferences. The vast majority of our retail transactions are fulfilled through our network of partners, who benefit from the access we provide to a large customer base and a suite of convenient services, including marketing, order fulfillment, customer service, and returns handling. Our asset-light supply chain allows us to ship directly to customers from our partners or our warehouses, which primarily handle orders from our partners' owned inventory. Our use of the term "partner" does not mean that we have formed legal partnerships with any of these entities.

During the years ended December 31, 2023, 2022 and 2021 our sales were almost entirely to customers located in the United States and no single customer accounted for more than 1% of our total net revenue.

Additional Offerings

We offer additional products or services that may complement our primary retail offerings but are not significant to our revenues, including:

•Business Advertising Opportunities: Providing businesses with a platform to showcase their products or services on our Website, fostering additional exposure and opportunities for collaboration.
•Marketplace Services: Offering a unique service to our partners, enabling them to showcase and sell their products on third-party sites through our Marketplace, creating additional avenues for sales and visibility.
•International Sales Support: Facilitating international sales for certain customers outside the United States through third-party logistics providers, broadening our reach and enhancing global accessibility.
•Supplier Oasis Integration: Our Supplier Oasis platform, a singular integration point that empowers our partners to efficiently manage their products, inventory, and sales channels. This streamlined interface also provides access to multi-channel fulfillment services through our expansive distribution network, enhancing operational efficiency for our valued partners.

Manufacturer, Distributor, and Supplier Relationships

We proactively cultivate and nurture relationships with manufacturers, distributors, and suppliers to help ensure an uninterrupted stream of diverse product offerings for our customers. While our manufacturers, distributors, and suppliers regularly update us on the available product quantities, our arrangements with them typically do not guarantee the sustained availability of these products over a predetermined period. Our relationships are generally non-exclusive. This allows us the flexibility to exercise discretion in selecting and changing suppliers based on our evolving needs. The terms under which products are sold through our Website are predominantly under our control rather than controlled by our manufacturers, distributors, and suppliers.

Sales and Marketing

We employ a diverse array of strategies to engage our retail consumer audience, using both traditional and digital channels. Our outreach spans targeted direct mail and online initiatives, encompassing search engine marketing, display ads, affiliate marketing, e-mail campaigns, and social media promotions. Additionally, we enhance brand visibility through comprehensive advertising efforts across television, video ads, streaming video and audio platforms, social media channels, and strategic event sponsorships.

Customer Service

Our commitment to delivering unparalleled customer service extends across multiple channels, including our app, Website, and customer service department. Staffed by a team of dedicated in-house and outsourced professionals, we seek to ensure prompt and thorough responses to customer inquiries via phone, SMS, instant online chat, and e-mail to address product information, order details, shipping status, returns, and various other customer queries.

In addition to our in-house services, we have trusted partners who independently manage their customer service requests. We uphold these partners to the same high standards as our internal customer service operations.

Technology

We use our internally developed Website alongside a dynamic blend of proprietary technologies, open source solutions, and commercially licensed technologies to bolster our operational capabilities. We maintain connectivity to the Internet through partnerships with multiple telecommunications companies, promoting seamless access.

Our primary computer infrastructure is in a data center in Utah. We leverage additional data centers and tap into the resources of public cloud providers which play a pivotal role in functions such as backups, redundancy measures, development and testing environments, disaster recovery protocols, and the overarching support of our corporate systems infrastructure.

Competition

E-commerce is intensely competitive and has relatively low barriers to entry. We believe that competition in this industry is based predominantly on:

•price;
•product and relevant home financial products and services quality and assortment;
•shopping convenience and product findability;
•website organization and experience;
•order processing and fulfillment;
•order delivery time and accuracy;
•customer service;
•website functionality on mobile devices;
•brand recognition; and
•brand reputation.

We compete with a diverse range of discount general retailers, off-price and club retailers, private sales platforms, specialty retailers, and liquidators in the online pure-play, brick-and-mortar, and omni-channel retail spheres, where the potential exists for competitors to emulate our strategies and target our customer base.

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

Government Regulation and Legal Matters

We are subject to a wide variety of laws, rules, mandates, and regulations, some of which apply or may apply to us as a result of our business, and others of which apply to us for other reasons, such as our status as a publicly held company or the places in which we sell certain types or amounts of products. Our business is subject to general business regulations and laws, and regulations and laws specifically governing the internet, e-commerce, and other financial products and services we offer or may offer. Existing and future laws and regulations may result in increasing expense and may impede our growth. Applicable and potentially applicable regulations and laws include regulations and laws regarding taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, employment, import and export matters, information reporting requirements, access to our services and facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics and quality of products and services, product labeling and unfair and deceptive trade practices.

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

For further information, see (Item 1A—"Risk Factors") and the information set forth under Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 16—Commitments and Contingencies, Legal proceedings and contingencies, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Human Capital Management

On December 31, 2023, we had approximately 830 full-time employees. We have never had a work stoppage and none of our employees are represented by a labor union. We consider our employee relations to be good. Competition for qualified personnel in our industry is high, particularly for software engineers and other technical staff. Beyond places great value on its human capital management and knows its people are critical to driving the business to success. We focus on our human capital management in many ways, including:

Diversity & Inclusion

We embrace diversity and collaboration in our workforce, our ways of thinking, and our decision-making. We know that fostering an inclusive culture delivers better business outcomes. We are committed to creating a workplace that values and celebrates the unique backgrounds, perspectives, and experiences of our employees. Our commitments to improving diversity include 1) increasing the diversity of our team at all levels, 2) continuing real and meaningful gender and race dialogue within our Company, 3) amplifying the voices of our underrepresented groups of employees, 4) fostering inclusion and safety within our workforce, 5) continuing to condemn all forms of gender and racial discrimination and harassment, 6) encouraging our employees to vote by utilizing their flexible time away or voting time off, 7) fostering an inclusive work environment where every employee feels valued and respected, and 8) tracking and monitoring our progress. Among the many ways we demonstrate these commitments are through our hiring and development practices, flexible and working-parent-friendly programs, anti-discrimination policies, a focus on pay equity, promoting mentorship programs to support career growth, conducting diversity and inclusion training for all employees and efforts of our employee resource groups.

We view diversity and inclusion as a competitive advantage that drives innovation, creativity, and success. We are dedicated to creating a workplace where everyone has the opportunity to thrive, and we believe that our commitment to diversity and inclusion will contribute to our long-term growth and sustainability. Through our commitments, actions, words, investments, and values, we promote a work environment that enables employees to feel safe to express their ideas and perspectives and feel they belong within our team.

Workforce Compensation & Pay Equity

The total rewards philosophy of Beyond is to create and maintain competitive programs that attract, motivate, develop, and retain employees based on the prevailing industry and geographic labor markets where the Company does business. Our competitive compensation programs consist of cash and non-cash compensation based on relevant pay factors designed to balance market competitiveness and cost containment to incentivize achievement of business performance goals and objectives and to aid in retaining human capital. We designed our total rewards to link the market competitiveness of an employee's compensation with overall Company performance, aligning employees' financial interests with the interests of the Company.

Elements of our compensation package for all non-executive employees consists of base salary or wages, short-term bonus incentives to reward the achievement of key business objectives, and for eligible key contributors, long-term equity incentives.

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

Our intention is to offer every employee fair and equitable cash compensation and competitive non-cash benefits to help employees manage the wealth, health, and wellness of both themselves and their families.

Talent Acquisition & Retention

We work diligently to attract the best talent from a diverse range of sources and locations in order to meet the current and future demands of our business. We now recruit talent from twenty-three states across the United States and the Republic of Ireland, as much of our workforce can work in a mostly remote arrangement. We are establishing relationships with universities, professional associations, and industry groups to proactively attract talent. We look for ways to improve our recruiting process regularly and ensure each applicant feels welcome and comfortable through the recruiting process. Our panel interviews are set up with a diverse group of interviewers to ensure for the best candidate experience. We have taken the ParityPledge in support of women and in support of people of color, demonstrating our commitment to improve the opportunity for advancement of women and people of color into senior leadership positions.

We have a strong employee value proposition that leverages our culture, shared alignment to critical business and financial objective and goals, collaborative and flexible working environment, shared sense of purpose, desire to do the right thing and innovative work to attract talent to our company. We empower employees to find new and better ways of doing things and the scale of our business means that careers can develop in exciting and unexpected directions. To ensure the long-term continuity of our business, we actively manage the development of existing talent to fill the roles that are most critical to the on-going success of our Company.

Our employees have an average tenure of six and a half years overall, with an average tenure of six years in our customer service and warehouse departments.

Employee Safety & Wellness

Creating a culture where all employees feel supported and valued is a key part of our Company mission. We continue to evolve our programs to meet our employees' wealth, health, and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration. We offer comprehensive benefit options to our employees and their families to live healthier and more secure lives. Some of the various insurances we offer include medical, dental, and vision, among others, along with health savings accounts, flexible spending accounts and generous 401(k) matching and employee stock purchase plan (ESPP) programs. In addition to these more traditional benefits offerings, we also have programs that encourage better work/life balance. These benefits include an expanded employee assistance program (EAP) to better align with our national employee base and a 9/80 flexible work schedule. We offer family planning services including fertility coverage to assist potential parents. We offer paid parental leave for all new parents who have been with the Company for at least a year to ensure they are able to adjust to a new work/life balance. We also offer a caregiver benefit to parents who need to travel for work, which allows employees who have a child under the age of two to travel with the employee. In January 2024, we expanded our benefits to include a flexible work schedule by offering flexible time away (unlimited) to all exempt employees, to allow our employees maximum flexibility and trust in our performance-based culture. Additionally, we recently launched an employee volunteer program, We Go Beyond, pursuant to which each full-time employee spends at least 32 hours a year of work time volunteering for an organization of choice in their community.

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

We conduct annual Diversity and Inclusion training that emphasizes the value of embracing diverse perspectives and talents within our organization, regardless of race, sexual orientation, gender, religion, or other differences. This training aims to strengthen our Company by fostering inclusivity and understanding among our employees.

Company Culture

We attribute the high levels of employee engagement to our corporate culture. We strive for a work environment that is performance-based, results-driven, inclusive, agile, and collaborative. Our corporate vision, mission, values, leadership principles, and employee qualities help define who we are, where we are going, and the behavior we expect of the Company and our employees to be successful in the organization.

To fulfill the long-term financial goals of the Company, we focus on our mission of being a customer-focused online furniture and home furnishings retailer providing a broad assortment of products and services for the home, our leading technology-focused innovation capabilities, and creating enterprise value. Our values articulate our commitment to an inclusive, outcome-driven work environment, and embody our "becoming" culture and spirit. Our three leadership principles guide our interactions with colleagues, creating a psychologically safe environment for productive and collaborative exchanges for improved outcomes. We strive to clearly define, look for, measure, and develop ten qualities in our employees so that we all become empowered to be effective and valuable contributors in the organization. We believe this culture allows us to attract, develop, engage, and retain highly qualified employees for each role in the organization. Our goal is for every employee to feel they are a valued and empowered member of a winning team, doing meaningful work, in an environment of trust. The Company endeavors to regularly reinforce this culture throughout the entire employee experience.

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

Information About Our Executive Officers

The following persons were executive officers of Beyond as of February 23, 2024:

Executive Officers	Age	Position
Deb Bollom	53	Chief Merchandising Officer
Chandra Holt	43	Division Chief Executive Officer, Bed Bath & Beyond (Co-Principal Executive Officer)
Adrianne Lee	46	Chief Financial & Administrative Officer (Principal Financial Officer and Principal Accounting Officer)
Marcus Lemonis	50	Executive Chairman of the Board of Directors
E. Glen Nickle	59	Chief Legal Officer and Corporate Secretary
Dave Nielsen	54	Division Chief Executive Officer, Overstock (Co-Principal Executive Officer)
Carlisha Robinson	55	Chief Product Officer

Deb Bollom joined Beyond as our Chief Merchandising Officer in July 2023. Prior to joining Beyond, Bollom served as Vice President, Target Sourcing Services, at Target Corporation from June 2011 to November 2020 and held other roles at Target Corporation including Vice President, Merchandising, Domestics and Vice President, Merchandising, Newborn/Infant/Toddler.

Chandra Holt was appointed as our Division Chief Executive Officer, Bed Bath & Beyond on February 20, 2024. Prior to joining Beyond, Holt served as Founder of Incredibrew from October 2022 to present. Holt served as Chief Executive Officer and President of Conn's, Inc., from August 2021 to October 2022. From January 2020 to August 2021, Holt served as Executive Vice President, Chief Merchandising and Integration Officer, Walmart.com at Walmart, Inc. From August 2018 to January 2020, Holt served as Senior Vice President, Chief Operating Officer of Samsclub.com. Holt also served as Senior Vice President, GMM—Grocery of Sam's Club from May 2017 to August 2018 and as Vice President, Proprietary Brands of Sam's Club from August 2015 to May 2017.

Adrianne Lee was appointed as our Chief Financial & Administrative Officer in February 2024, and previously served as Chief Financial Officer from March 2020 to February 2024. Prior to joining Beyond, Lee served as Senior Vice President and CFO of North America RAC from December 2018 to March 2020 and as Vice President—Global Financial Planning and Analysis and Corporate Development from December 2017 to December 2018 at The Hertz Corporation.

Marcus Lemonis was appointed as the Executive Chairman of the Board of Directors of Beyond, effective February 20, 2024. Lemonis joined the Board on October 2, 2023, and has served as Chairman of the Board since December 10, 2023. Lemonis has served as the Chief Executive Officer and Chairman of the Board of Camping World Holdings, Inc. since 2002.

E. Glen Nickle has served as our Chief Legal Officer and Corporate Secretary since February 2021, and previously served as Vice President, Legal and General Counsel from July 2016 to February 2021. Nickle started with Beyond in May 2010 as Associate General Counsel. Prior to joining Beyond, Nickle served as Associate General Counsel at ICON Health & Fitness, Inc.

Dave Nielsen was appointed as our Division Chief Executive Officer, Overstock in February 2024. Prior to that, Nielsen served as Interim Chief Executive Officer and President from November 2023 to February 2024, and served as our President from May 2019. Nielsen previously served as our Chief Sourcing and Operations Officer from October 2018 to May 2019, having returned to Beyond after serving as the Chief Executive Officer and board member for Global Access from July 2015 to October 2018. Nielsen originally joined Beyond in 2009 and previously served as our Senior Vice President of Business Development, Senior Vice President and General Merchandise Manager and Co-President.

Carlisha Robinson was appointed as our Chief Product Officer in August 2022. Prior to joining Beyond, Robinson served as Vice President of Product at Volusion from July 2020 to July 2022, and Senior Director of Product Management at CPA Global (Innography) from November 2015 to July 2018.

Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge through the Investor Relations section of our main website, www.beyond.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information filed by us. Our Internet Website and the information contained therein or connected thereto are not a part of or incorporated into this Annual Report on Form 10-K.

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

We depend on third-party companies, including third-party carriers, insurers, warranty providers, and a large number of independent fulfillment partners whose products we offer for sale on our Website, to perform functions critical to our ability to deliver products and services to our customers on time and at a reasonable cost. We depend on our carriers, insurers, warranty providers, and fulfillment partners to perform traditional retail operations such as maintaining inventory, preparing merchandise for shipment to our customers, delivering purchased merchandise on a timely and cost-effective basis, insuring the products, and offering warranty services associated with products. We also depend on the delivery and product assembly services that we and they utilize, on the payment processors that facilitate our customers' payments for their purchases, and on other third parties (including SaaS, IaaS, and other cloud-based third-party service providers) over which we have no control, for the operation of our business. Difficulties with any of our significant fulfillment partners or third-party carriers, insurers, warranty providers, delivery or product assembly services, payment processors or any of the third-party service providers involved in our business, regardless of the reason, could have a material adverse effect on our financial results, business and prospects.

We face intense competition and may not be able to compete successfully against existing or future competitors.

The online retail market is evolving rapidly and is intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

•online retailers with or without discount departments, including Amazon.com, AliExpress (part of the Alibaba Group), eBay, Temu, and Rakuten.com;
•online shopping services, including Google Shopping, Facebook, Instagram, and TikTok;
•online specialty retailers such as Wayfair, Build.com, Houzz, Hayneedle, Rugs.com, Groupon, and World Market;
•furniture specialists including Bob's Discount Furniture, Havertys, Raymour & Flanigan, At Home, Tuesday Morning, Living Spaces, Nebraska Furniture Mart, RC Willey, and Rooms To Go;
•traditional general merchandise and specialty retailers and liquidators including Ashley Furniture, Best Buy, Big Lots, Costco, Crate and Barrel, Ethan Allen, Gilt, Home Depot, HomeGoods, Hudson's Bay Company, IKEA, J.C. Penney Company, Kirkland's, Kohl's, Lands' End, Lowe's, Macy's, Nordstrom, Pottery Barn, Restoration Hardware, Ross Stores, Saks Fifth Avenue, Sears, T.J. Maxx, Target, Walmart, West Elm, and Williams-Sonoma, all of which also have an online presence; and
•online liquidators such as SmartBargains.

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

Our business depends on effective marketing, including marketing via email, search engine marketing, influencer marketing, and social media marketing, and our competitors have and may continue to directly increase our marketing costs, may outspend us on marketing or be more efficient, and also have and may continue to cause us to decrease certain types of marketing.

We depend on effective marketing and customer traffic. We depend on search engine marketing, email, and other e-commerce marketing methods to promote our site and offerings and to generate a substantial portion of our revenue. If a significant portion of our target customers no longer utilize email, or if we are unable to effectively and economically deliver email or marketing materials through other channels to our potential customers, whether for legal, regulatory or other reasons, it would have a material adverse effect on our business. We also rely on social media and influencers for marketing purposes, and anything that limits our ability or our customers' ability or desire to utilize social media could have a material adverse effect on our business. In addition to competing with us for customers, suppliers, and employees, our competitors have and may continue to directly increase our operating costs, by driving up the cost of various forms of online advertising. Furthermore, our competitors may outspend us or be more efficient on various forms of advertising or marketing, making our marketing efforts less effective. We may elect to decrease our use of search engine marketing or other forms of marketing from time to time in order to decrease our costs, which may have a material adverse effect on our financial results and business. We may also elect to spend additional amounts on search engine marketing or other forms of marketing from time to time in order to increase traffic to our Website, or to take other strategic actions to increase traffic and/or conversion, and such increased spending may not be effective on a cost-benefit basis, or at all. If we are unable to develop, improve, implement and maintain effective and efficient cost-effective advertising and marketing programs, it would have a material adverse effect on our financial results and business.

Numerous potential economic factors, including a recession, other economic downturns, inflation, our exposure to the U.S. housing industry, and the potential for a decrease in consumer spending, have affected and could continue to adversely affect us.

Various potential adverse economic conditions, including a recession, other economic downturns, inflation, and weakness in the U.S. housing market, could decrease consumer discretionary spending and further adversely affect our financial performance. We believe that our sales of home-related products are affected by the strength of the U.S. housing industry and overall consumer sentiment on discretionary goods. A recession or other economic downturn, in particular in the U.S. housing industry, has negatively impacted our sales in the past, and could have a material adverse effect on our financial results, business, and prospects. Similarly, a substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Difficult macroeconomic conditions also impact our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, fuel and energy costs, tax rates, and consumer debt levels could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits, have negatively impacted our sales in the past, and could have a material adverse effect on our financial results, business, and prospects.

Tariffs, bans, or other measures or events that increase the effective price of products or limit our ability to access products we or our suppliers or fulfillment partners import into the United States could have a material adverse effect on our business.

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

Our changing business model and use of the Overstock brand, Bed Bath & Beyond brand, and Beyond brand, could negatively impact our business.

We changed our company name from Overstock.com, Inc. to Beyond, Inc., purchased the Bed Bath & Beyond brand, changed our company ticker symbol from OSTK to BYON, and transferred the listing of our common stock from NASDAQ to the NYSE. These changes may cause negative impacts to our business, including customers and shareholders, confusion about our brands, the need for higher promotional discounting or marketing costs to acquire and maintain customers, diversion of the attention of management or key personnel, employee fatigue resulting from implementation efforts, disruptions to existing business relationships, unexpected economic, political, or regulatory risks; or any other unforeseen costs, expenses, losses, disruptions, delays, or negative impacts.

The changing job market, the changes in our leadership team, the change in our compensation approach, the loss of key personnel, the changing job structure, or any inability to attract, retain and engage key personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued service and performance of our senior management, our board of directors, and other key personnel. We underwent significant changes to our executive management team and our board of directors in 2023, with certain key positions still remaining open. We also underwent changes to our workforce in 2023 when we had a reduction in force. We adjusted our approach to equity compensation provided to our executives from a time-based approach to a performance-based approach. Uncertainties, including any substantial changes in leadership, or any negative impacts associated with performance-based compensation, may cause employees to seek other opportunities or impair our ability to recruit new employees. With more businesses allowing employees to work remotely, we are forced to compete with businesses in other locations and states to attract and retain key employees. Currently, most of our local workforce works a hybrid schedule, where they work onsite three days each week and perform the remaining workdays in that week remotely. We are planning to sell our corporate headquarters, which if completed, could result in more remote work. The changes in leadership, the reduction in force, the changed approach to performance-based compensation, and the uncertainty of the future job structure could create consequences such as a lack of productivity, a lack of engagement, employee dissatisfaction, and employee fatigue and could result in key employees finding other employers more attractive than working for our Company. The loss of, or the inability to retain or engage the services of key employees for any reason, could harm our business. Our future success depends on our ability to identify, attract, hire, train, engage, retain, and motivate highly-skilled personnel. Our failure to attract, retain, and engage the personnel necessary to successfully operate our business could have a material adverse effect on our financial results, business and prospects.

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

At December 31, 2023, our accumulated deficit was $481.7 million. We experienced significant losses in years leading up to 2020. Although our financial results were significantly better in 2020 and 2021, we incurred additional losses in 2022 and 2023, which included significant non-cash losses on our equity method investments and a write-down loss on our corporate headquarters. If we are unable to successfully manage our business in the future, our ability to continue in business could depend on our ability to raise sufficient additional capital, obtain sufficient financing, or sell or otherwise monetize significant assets such as our corporate headquarters which is currently being marketed for sale. Additionally, we may not be able to raise capital on acceptable terms or at all. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

Our business depends on the Internet, our infrastructure and transaction-processing systems.

We are completely dependent on our infrastructure and on the availability, reliability and security of the Internet and related systems. Although we have migrated and continue to migrate some of our computer systems and operations to the public cloud, a substantial majority of our computer and communications infrastructure is running in our private cloud on hardware that is located at a single Beyond owned and operated facility which we are currently marketing for sale. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. Our back-up facility by itself is not adequate to support fulfillment of sales orders. Our servers and applications are vulnerable to malware, physical or electronic break-ins, internal sabotage, and other disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. Any internal or critical third-party system interruption that results in the unavailability of our Website or our mobile app or reduced performance of our transaction systems could interrupt or substantially reduce our ability to conduct our business. We have experienced periodic systems interruptions due to server failure, application failure, power failure and intentional cyber-attacks in the past, and may experience additional interruptions or failures in the future. Any failure or impairment of our infrastructure or of the availability of the Internet or related systems caused by any source, including the transfer of our hardware to another location if we sell the facility where it is now located, could have a material adverse effect on our financial results, business and prospects. In addition, the occurrence of any event that would adversely affect e-commerce or discourage or prevent consumers from shopping online or via mobile apps could significantly decrease the volume of our sales.

We are subject to cybersecurity risks and risks of data loss or other security breaches.

Our business involves the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, and to resulting claims, fines, and litigation. We have developed certain software products to assist with the operation and management of our business, which could contain flaws or vulnerabilities that could present cybersecurity-related risks or result in data loss, other security breaches, or damage to our business, our suppliers, or our customers. We have been subjected to a variety of cyber-attacks, which have increased in number and variety over time. We believe our systems are probed by potential hackers virtually 24/7, and we expect the problem will continue to grow worse over time. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, public cloud providers, e-commerce in general or the communication infrastructure on which we depend. Any flaws or vulnerabilities in the software we created or technologies designed to prevent attacks on our systems and other third-party systems, compromise of our security, data breaches, malfunctions, or errors, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, any of which could have a material adverse effect on our financial results and business. Moreover, any insurance coverage we may carry may be inadequate to cover the expenses and other potential financial exposure we could face as a result of a cyber-attack or data breach.

We have significant deferred tax assets and may not be able to realize these assets in the future.

We have established a valuation allowance for our net deferred tax assets, primarily due to recent operating losses, forecasted near-term losses, and uncertainty regarding our future taxable income. Determining whether a valuation allowance for deferred tax assets is appropriate requires judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the sufficiency of a valuation allowance against deferred tax assets. We intend to maintain a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance.

We may be required to recognize losses relating to our equity method investments.

At December 31, 2023, we held equity method investments totaling approximately $155.9 million. The underlying equity interests are in entities that are in the startup or development stages. Equity method securities are inherently risky because we do not have the ability to influence business decisions. Further, these investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Since these investments are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. We have recognized losses related to these equity method securities in the past and may in the future recognize additional losses. Additionally, due to tax law limitations around deductibility of capital and investment losses, we may not be able to recognize a tax benefit on these losses when they occur. Any such loss could be material and could have a material adverse effect on our financial results.

If governmental entities or providers of consumer devices and internet browsers further restrict or regulate the use of "cookie" tracking technologies, the amount or accuracy of online user information we collect could decrease, which could harm our business and operating results.

Various federal, state and international governmental entities have enacted or are considering enacting legislation or regulations that could significantly restrict the ability of companies to use proprietary or third-party "cookies" and other methods of online tracking for behavioral advertising. For example, some governmental agencies have regulated the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented or plan to implement methods of making it easier for Internet users to prevent the placement of cookies, to block other tracking technologies or to require new permissions from users for certain activities, which have impacted us in the past and have the potential to significantly reduce the effectiveness of such practices and technologies in the future. For example, in January 2024, Google began testing a new feature in Chrome that limits cross-site tracking by restricting website access to third-party cookies by default, with a goal of phasing out third-party cookies for everyone in the second half of 2024. Any further restriction on the use of cookies and other online tracking and advertising practices could limit our ability to effectively retain existing customers or acquire new customers and consequently, materially adversely affect our business, financial condition and operating results.

If the legal, regulatory, or tax treatment of our company changes adversely, it could impact our ability to conduct business and, accordingly, our financial results.

New or revised laws, regulations, or court decisions may subject us to additional requirements and new disclosures that could increase the cost of doing business, increase scrutiny for the way decisions are made, decrease our revenues, or impact our business model. For example, the SEC has proposed rules that would affect publicly-traded company disclosure obligations in the areas of climate change which, if approved, would increase our costs of doing business and expose us to potential compliance risk. In addition, new or revised tax regulations or court decisions may subject us or our customers to additional taxes. For example, various jurisdictions around the world have enacted or are considering revenue-based taxes such as digital services taxes and other targeted taxes, which could lead to inconsistent and potentially overlapping international tax regimes. The Organization for Economic Cooperation and Development (OECD) is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Other new or revised legal, regulatory, or tax treatment could expose us to additional risk, increase the cost of doing business online, and increase internal costs necessary to capture data, report data, and collect and remit taxes. Any of these items could have a material adverse effect on our business and financial results.

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

Although we believe that we have fully complied with all relevant laws and regulations, there can be no assurance that the SEC will not commence an enforcement action against us, or members of our management or former management, or as to the ultimate resolution of any enforcement action that the SEC may decide to bring. Under applicable law, the SEC has the ability to impose significant sanctions on companies and individuals who are found to have violated the provisions of applicable federal securities laws, including cease and desist orders, civil money penalties, and barring individuals from serving as directors or officers of public companies. We have expended significant financial and legal resources responding to the SEC subpoena and such responses have required a significant amount of time and attention of our senior management and personnel. Defending any enforcement action brought by the SEC against us or members of our management would involve further significant expenditures and the resolution of any such enforcement action could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, the outcome of any investigation related to the activities of tZERO could result in negative publicity for tZERO or us or limit the products which tZERO may be able to offer, which may have an adverse effect on the current and future business ventures of tZERO or us.

If we do not successfully optimize and operate our distribution center, warehouse, and customer service operations, our business could be harmed.

We have expanded, contracted, and otherwise modified our distribution center, warehouse, and customer service operations from time to time in the past, and expect that we will continue to do so. If we do not successfully optimize and operate our distribution center, warehouse, and customer service operations, it could significantly limit our ability to meet customer demand, customer shipping or return time expectations, or result in excessive costs and expenses for the size of our business. Because it is difficult to predict demand, we may not be able to manage our operations in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. Our fulfillment and customer service centers may also fail to staff at optimal levels. Our failure to manage our warehouse operations, distribution centers or our fulfillment and customer service centers optimally could adversely affect our financial results and customer experience and could have a material adverse effect on our financial results, business and prospects.

If we fail to effectively utilize technological advancements, including in artificial intelligence, our business and financial performance could be negatively impacted.

Our industry is highly competitive and is undergoing rapid changes due to technological advancement in areas such as artificial intelligence (AI). Our future success depends in part on our ability to effectively utilize these technological advancements. Our competitors may outpace us in incorporating AI into their product offerings and engagement with customers, which could affect our competitiveness and operational outcomes. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks. Personal data within any dataset, collected from our business, is vulnerable to unintentional dissemination or intentional destruction, which could lead to heightened business and security costs, reputational damage, administrative penalties, or legal claims defense expenses. The content, analyses, or recommendations generated by AI programs, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results, as well as our reputation. Moreover, ethical concerns associated with AI could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of AI or other technological advancements could negatively impact our business or results of our operations.

Global conflict could negatively impact our business, results of operations, and financial condition.

Global conflict could increase costs and limit availability of fuel, energy, and other resources we depend upon for our business operations and could also limit product assortment availability. For example, while we do not operate in Russia or Ukraine, the increasing tensions between the United States and Russia and the other effects of the ongoing conflict in Ukraine, have resulted in many broader economic impacts such as the United States imposing sanctions and bans against Russia and Russian products imported into the United States. Such sanctions and bans have impacted and may continue to impact commodity pricing such as fuel and energy costs, making it more expensive for us and our partners to deliver products to our customers. Further, we and many of our suppliers and fulfillment partners source a large percentage of the products we offer on our Website from China. Relations between the United States and China have become increasingly strained and if tensions were to escalate, it could limit our ability to provide a full assortment of furniture and home furnishings on our Website. Sanctions, bans, trade restrictions, or other economic actions in response to present or future conflicts could result in an increase in costs, further disruptions to our supply chain, and a lack of consumer confidence resulting in reduced demand. While the extent of such items is not presently known, any of them could negatively impact our business, results of operations, and financial condition.

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

In prior years we added additional types of services and product offerings and in some cases, we modified or discontinued those offerings, and in some cases have re-launched offerings we had previously terminated. We are expanding the types of products and services that we offer, and accordingly may further expand our offerings in the future, and we do not know whether any of them will be successful. From time to time, we have also modified aspects of our business model relating to our product mix and the mix of direct/partner sourcing of the products we offer. For example, we eliminated our assortment of non-home goods offered for sale on our Website to increase our brand association with "home" which resulted in reduced revenues, and we subsequently determined to offer non-home goods through another channel. In addition, we continue to experiment with new technologies to enhance the customer experience and iterate on delivery of new features. The additions and modifications to our business have increased the complexity of our business and impacted our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Further, our efforts to right-size our cost structure and create a more flexible technology stack may result in the introduction of technologies that are less mature or stable, which could cause problems in our website or back-end logistics systems. Further, any new business, products or services, technology, or website we launch that is not favorably received by consumers could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our financial results, business, prospects, and the trading prices of our securities.

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

We sell products in international markets and are seeking to expand our international sales. International sales and transactions are subject to inherent risks and challenges that could adversely affect us, including:

•the need to develop new supplier and manufacturer relationships and create new logistics capabilities;
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

In addition, we may issue additional shares of our common or preferred stock from time to time in the future in amounts that may be significant. We have sold common stock including under "at the market" sales agreement and in follow-on underwritten offerings in the past and may do so in the future. We also previously issued a class of preferred stock that was publicly traded and may in the future issue preferred stock that is publicly traded. The sale of substantial amounts of our common or preferred stock, by us or a significant stockholder, or the perception that these sales may occur, could adversely affect the trading prices of our securities or subject us to limitations on our ability to use our net operating and tax credit carryforwards.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy

Our company recognizes the critical importance of cybersecurity in our digital operations and has established a robust risk management program to address both internal and external cybersecurity threats. This program, guided by industry frameworks like NIST CSF and overseen by experienced leadership teams, integrates advanced security tools and practices into our broader enterprise risk management system, actively involving our Executive team and Board of Directors in its oversight. Despite our comprehensive efforts and critical resource allocation, we acknowledge the challenges posed by the evolving nature of cyber threats and the limitations in fully mitigating these risks. We have not observed any significant impacts from known cybersecurity threats or previous incidents on our operational, strategic, or financial aspects. Nevertheless, given the unpredictable nature of cyber threats, we cannot assure complete immunity against potential future impacts.

The likelihood of cybersecurity incidents is influenced by frequency risk factors. External factors include market trends in cybercrime, technological advancements in hacking methods, and geopolitical developments. Internal factors are shaped by our policies, the effectiveness of employee training, and robustness of system updates and maintenance procedures. External cybersecurity incidents events may include and are not limited to service disruptions due to email borne threat activities, ransomware, or denial of service attacks against us or our suppliers, while internal events may comprise of internal threats, subcontractors, or governance failures among other events.

Cybersecurity incident response plans are regularly updated to include structured processes encompassing identification, containment, eradication, recovery, and post-incident review. Continuous monitoring of systems and networks allows for the detection and response to potential cybersecurity threats. Response capabilities are regularly reviewed to align with the evolving cyber threat landscape and processes are fully integrated into our broader risk management system.

Criteria used to determine the materiality of an incident includes, but is not limited to, evaluating the scope, nature, type, systems, data, operational impact, and pervasiveness of the incident. This approach involves continuous oversight and improvement based on evolving cyber threats. Materiality also considers both quantitative and qualitative factors in determining impact.

Third-party engagement processes include risk evaluation across various domains such as cybersecurity, data privacy, supply chain, and regulatory compliance. We are committed to transparently disclosing material and unauthorized cybersecurity incidents involving third-party service providers, considering factors like operational technology system damages, information breaches, and interconnected attacks exploiting vulnerabilities.

Cybersecurity Governance

Our Board of Directors plays a pivotal role in overseeing the organization's preparedness for cyber threats. This involves a comprehensive understanding of our risk profile, ensuring appropriate cybersecurity controls are in place, regularly reviewing the effectiveness of these measures, and maintaining a robust incident response plan. The Board's involvement extends beyond compliance and budget approvals to active participation in continuous cybersecurity strategy improvement. The Board enhanced its cybersecurity expertise with the addition of Joanna Burkey in March 2023. Ms. Burkey has an extensive cybersecurity background and has served as CISO at both HP and Siemens.

The Audit Committee, designated as the responsible body for cybersecurity oversight, ensures regular information flow about cybersecurity risks to the Board of Directors. Our cybersecurity program is led by our Chief Information Security Officer (CISO), who has over 20 years of experience in the cybersecurity field. Their expertise is supported by industry certifications, regular participation in leading advanced training programs, and advisement roles. The CISO leads a dedicated team of security professionals who provide comprehensive coverage of critical program capabilities. We prioritize transparency by providing regular reports to the Audit Committee, senior management, and relevant stakeholders, keeping them informed on evolving cyber threats, ongoing assessments, and any significant findings. This collaborative approach ensures informed decision-making and timely response to potential risks, safeguarding our critical assets and valuable information.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and internationally. We use the properties for corporate office space, data centers, and warehouse and fulfillment space. As of December 31, 2023, we operated the following facilities (square feet in thousands):

	United States	International	Total
Owned facilities (1)	260	—	260
Leased facilities	496	13	509
Total facilities	756	13	769
 ___________________________________________
(1)    In December 2023, the Company listed its owned corporate headquarters for sale.

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, privacy, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to significant damages, associated costs, or equitable remedies relating to the operation of our business. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 16—Commitments and Contingencies, subheading Legal Proceedings and Contingencies, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K, which is incorporated by reference in answer to this Item.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information

Beginning on November 6, 2023, the principal U.S. trading market for our common stock is the New York Stock Exchange. Our common stock is traded under the symbol "BYON." Our common stock previously traded on the Nasdaq Global Market under the symbol "OSTK."

Holders

As of February 16, 2024, there were 350 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of the beneficial owners.

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

We declared and paid a cash dividend of $0.16 per share on our preferred stock during 2021. As discussed below under "—Preferred Stock Conversion," we converted all of our then-outstanding Series A-1 and Series B preferred stock into common stock on June 10, 2022, and did not pay a cash dividend prior to conversion in 2022. At December 31, 2023 and 2022, we had no preferred stock outstanding.

Recent sales of unregistered securities

None.

Issuer purchases of equity securities

See Note 18—Stockholders' Equity in the "Notes to Consolidated Financial Statements" included in Item 8 of Part II, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for information regarding our authorized share repurchase program. There were no repurchases made during the three months ended December 31, 2023. As of December 31, 2023, the approximate dollar value of shares that may yet be purchased under the stock repurchase program is $69.9 million.

Preferred Stock Conversion

On May 12, 2022, Beyond shareholders voted to approve separate proposals to approve the amendment of the Company's Amended and Restated Certificate of Designation for both classes of its preferred stock to provide that each share of our Series A-1 and Series B preferred stock would be automatically converted into 0.90 of a share of our common stock (the "Conversion"). On June 10, 2022, in connection with the completion of the Conversion, the Company issued 4,097,697 shares of our common stock in exchange for the outstanding Series A-1 and Series B preferred stock on that date. As the fair value of our common stock issued exceeded the fair value of the Series A-1 and Series B preferred stock exchanged on the Conversion date, we recognized a non-cash deemed dividend to our preferred stockholders of $1.7 million due to the excess fair value per share compared to the conversion ratio. Following the Conversion, the Company eliminated the Series A-1 and Series B preferred stock class by filing Certificates of Elimination with the Delaware Secretary of State. The shares of preferred stock previously designated as Series A-1 and Series B preferred stock returned to the status of authorized and undesignated shares of preferred stock under our certificate of incorporation.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total returns of NASDAQ Market Index, the S&P 500 Index, the S&P Retail Select Index, and the NYSE Composite TR. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2023. Data for the NASDAQ Market Index, the S&P 500 Index, the S&P Retail Select Index, and the NYSE Composite TR assume reinvestment of dividends. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns. They do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of the Company's common stock. Because our common stock traded on both the Nasdaq Global Market and the New York Stock Exchange for different portions of 2023, we elected to add the NYSE Composite TR to the graph.

500
400
300
200
100
0
Index Value
01/01/19
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period
Beyond, Inc
NASDAQ Market Index
S&P 500 Index
S&P Retail Select Index
NYSE Composite TR

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

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

Overview

Beyond is dedicated to providing, through our Bed Bath & Beyond brand and other brands, an extensive array of furniture and home furnishings and related services, tailored especially for our target customers—consumers who seek comprehensive support throughout their shopping journey, aspiring to discover quality, stylish products at competitive prices that align with their budget requirements. We anticipate a continued shift of the furniture and home furnishings market away from traditional brick-and-mortar stores and toward online sales as consumers increasingly embrace the convenience of online shopping.

We regularly refresh our product assortment to reflect the evolving preferences of our customers and stay aligned with current trends. Our range of products includes furniture, bedding and bath essentials, patio and outdoor gear, area rugs, tabletop and cookware, décor, storage and organization solutions, small appliances, home improvement items, and more. In addition, we seek to provide customers with relevant home financial products and services. Leveraging an asset-light supply chain, we offer direct shipping to customers from both our suppliers and warehouses.

Key drivers fueling our growth strategy include expanding our home assortment, including products and services, enhancing the findability of our products for customers, boosting mobile app adoption to drive higher customer retention and brand loyalty, optimizing marketing efforts to elevate consumer's consideration of our brands for shopping, expanding our customer base in Canada, and growing market share by fortifying our brand pillars of "Selection," "Findability," "Value," and "Support." For a comprehensive overview of our business, refer to Item 1—"Business—Our Business."

We acquired the Bed Bath & Beyond brand and certain related intellectual property in July 2023. In November 2023, we changed our corporate name from Overstock.com, Inc. to Beyond, Inc., and transferred the principal listing of our common stock from the Nasdaq Global Market to the New York Stock Exchange.

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

Our consolidated cash and cash equivalents balance decreased from $371.3 million as of December 31, 2022 to $302.6 million as of December 31, 2023, a decrease of $68.7 million, primarily as the result of purchases of intangible assets of $25.8 million relating to our acquisition of the Bed Bath & Beyond brand, expenditures of property and equipment of $19.2 million, and net cash outflows from operating activities of $18.6 million during the year ended December 31, 2023.

Revenue decreased 19% in 2023 compared to 2022. This decrease was primarily due to a decrease in average order value of 16% and a 4% decrease in the number of customer orders delivered. The decrease in average order value was largely driven by orders mixing into categories with lower average unit retail price. The decrease in orders delivered was largely driven by the impact of macroeconomic factors and uncertainty impacting consumer sentiment, a shift in consumer spending preferences, and our strategy to exit non-home categories, partially offset by an increase in orders delivered following the launch of the Bed Bath & Beyond brand in August.

Gross profit decreased 29% in 2023 compared to 2022 primarily due to lower sales and a decrease in gross margin. Gross margin decreased to 20.1% in 2023, compared to 23.0% in 2022, primarily due to increased promotional discounting and carrier costs. The decrease was partially offset by operational efficiencies.

Sales and marketing expenses as a percentage of revenue increased to 14.4% in 2023 compared to 11.2% in 2022, primarily due to increased performance marketing expense, partially offset by lower brand advertising.

Technology expenses decreased $4.0 million in 2023 compared to 2022, primarily due to a reduction in staff-related expenses.

General and administrative expenses increased $10.7 million in 2023 compared to 2022, primarily due to increased legal fees, Bed Bath & Beyond brand integration expenses, and severance.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends, including, but not limited to, geopolitical events, fluctuating interest rates, and inflation. These events have and may continue to negatively impact consumer confidence and consumer spending which have and may continue to adversely affect our business and our results of operations. Due to the uncertain and constantly evolving nature and volatility created by these disruptions to global economic activities, we cannot currently predict the long-term impact of these events on our operations and financial results. Nevertheless, as of December 31, 2023, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Liquidity and Capital Resources

Overview

We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity considering the most recent developments driven by macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, and geopolitical events. We proactively seek opportunities to improve the efficiency of our operations and have in the past and may in the future take steps to realize internal cost savings, including aligning our staffing needs, creating a more variable cost structure to better support our current and expected future levels of operations and process streamlining.

We periodically evaluate opportunities to repurchase our equity securities, obtain credit facilities, or issue additional debt or equity securities, which may impact our future operations and liquidity. In addition, we may, from time to time, consider the investment in, or acquisition of, complementary businesses, products, services, or technologies to expand our business, any of which might affect our liquidity requirements or cause us to issue additional debt or equity securities that would be dilutive to shareholders.

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents, and accounts receivable, net. At December 31, 2023, we had cash and cash equivalents of $302.6 million and accounts receivable, net of $19.4 million.

Cash flow information is as follows (in thousands):

	Year ended December 31,
	2023	2022
Cash used in:
Operating activities	$(18,586)	$(12,535)
Investing activities	(44,630)	(33,034)
Financing activities	(5,492)	(86,340)

Operating activities

Cash received from customers generally corresponds to our net revenue as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $18.6 million of net cash used by operating activities during the year ended December 31, 2023 was primarily due to loss from continuing operations, adjusted for non-cash items, of $60.1 million, offset by cash provided by changes in operating assets and liabilities of $41.5 million.

The $12.5 million of net cash used by operating activities during the year ended December 31, 2022 was primarily due to income from continuing operations, adjusted for non-cash items, of $67.8 million, offset by cash used by changes in operating assets and liabilities of $80.3 million.

Investing activities

The $44.6 million of net cash used in investing activities during the year ended December 31, 2023 was primarily due to purchases of intangible assets of $25.8 million related to Bed Bath & Beyond and expenditures for property and equipment of $19.2 million.

The $33.0 million of net cash used in investing activities during the year ended December 31, 2022 was primarily due to purchases of equity securities of $18.9 million and expenditures for property and equipment of $14.9 million.

Financing activities

The $5.5 million of net cash used in financing activities during the year ended December 31, 2023 was primarily due to payments of taxes withheld upon vesting of employee stock awards of $3.8 million and payments on long-term debt of $3.6 million.

The $86.3 million of net cash used in financing activities during the year ended December 31, 2022 was primarily due to repurchases of our common stock and Series A-1 preferred stock under the Repurchase Program of $80.1 million, payments of taxes withheld upon vesting of employee stock awards of $3.7 million, and payments on long-term debt of $3.4 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2023 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$4,008	$2,986	$939	$83	$—
Loan agreements (2)	44,067	1,777	2,968	2,972	36,350
Total contractual cash obligations	$48,075	$4,763	$3,907	$3,055	$36,350
 ___________________________________________
(1)    Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 14—Leases contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.
(2)    Represents future interest and principal payments on our financing agreements. For information regarding our financing agreements, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 13—Borrowings contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of December 31, 2023, and 2022, tax contingencies were $3.7 million and $3.5 million, respectively, which are included in our reconciliation of unrecognized tax benefits (see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 24—Income Taxes contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K). Changes in federal, foreign, state, and local tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Results of Operations

Our Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023, includes a discussion and analysis of our year-over-year changes, financial condition, and results of operations for the years ended December 31, 2022 and 2021 in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Net revenue, costs of goods sold, gross profit and gross margin

The following table summarizes our net revenue, costs of goods sold, gross profit and gross margin for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Net revenue	$1,561,122	$1,929,334
Cost of goods sold
Product costs and other cost of goods sold	1,185,170	1,409,197
Merchant fees, customer service, and other	61,946	76,793
Total cost of goods sold	1,247,116	1,485,990
Gross profit	$314,006	$443,344
Year-over-year percentage changes
Net revenue	(19.1)%
Gross profit	(29.2)%
Percent of total net revenue
Cost of goods sold
Product costs and other cost of goods sold	75.9%	73.0%
Merchant fees, customer service, and other	4.0%	4.0%
Total cost of goods sold	79.9%	77.0%
Gross margin	20.1%	23.0%

The 19% decrease in net revenue for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to a decrease in average order value of 16% and a 4% decrease in the number of customer orders delivered. The decrease in average order value was largely driven by orders mixing into categories with lower average unit retail price. The decrease in orders delivered was largely driven by the impact of macroeconomic factors and uncertainty impacting consumer sentiment, a shift in consumer spending preferences, and our strategy to exit non-home categories, partially offset by an increase in orders delivered following the launch of the Bed Bath & Beyond brand in August.

We cannot estimate the impact that macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, or geopolitical events will have on consumer sentiment and our business in the future due to the unpredictable nature of the ultimate development and duration of these conditions.

International net revenues were less than 3% of total net revenues for 2023 and 2022.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have on the reported amount of revenue and income before taxes (in thousands):

	Year Ended December 31, 2023
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(8,966)	$(671)
1	$(5,322)	$(433)
As reported	As reported	As reported
(1)	$3,843	$295
(2)	$7,088	$533

Gross profit and gross margin

Our overall gross margins fluctuate based on competitive pricing; inventory management decisions; sales coupons and promotions, including our loyalty program; product mix of sales; advertising revenue and our marketing allowance program; and operational and fulfillment costs. Merchant fees, customer service, and other include merchant processing fees associated with customer payments made by credit cards and other payment methods and other variable fees, customer service costs, costs incurred to operate and staff our warehouses, including rent and depreciation expense associated with these facilities, costs to receive, inspect, pick, and prepare customer order for delivery, and direct and indirect labor costs including payroll, payroll-related benefits, and stock-based compensation, all of which we include as costs in calculating gross margin. Merchant fees, customer service, and other as a percentage of sales may vary due to several factors, such as our ability to effectively manage merchant fees, customer service costs, and warehouse costs. We believe that some companies in our industry, including some of our competitors, account for merchant fees, customer service, and other costs within operating expenses, and therefore exclude merchant fees, customer service, and other costs from gross margin. As a result, our gross margin may not be directly comparable to others in our industry.

Gross margins for the past eight quarterly periods and years ending December 31, 2023 and 2022 were:

	Q1	Q2	Q3	Q4	FY
2023	23.5%	22.4%	18.7%	15.6%	20.1%
2022	23.4%	22.9%	23.3%	22.1%	23.0%

Gross profit for the year ended December 31, 2023 decreased 29% compared to the same period in 2022, primarily due to lower sales and a decrease in gross margin. Gross margin decreased to 20.1% for the year ended December 31, 2023, compared to 23.0% for the same period in 2022, primarily due to increased promotional discounting and carrier costs. The decrease was partially offset by operational efficiencies.

Operating expenses

Sales and marketing expenses

We use a variety of online advertising channels to attract new and repeat customers, including search engine marketing, personalized emails, mobile app, loyalty program, affiliate marketing, display banners, and social media. We also build our brand awareness through linear and streaming TV.

Costs associated with our loyalty program, discounted shipping, and other promotions, such as coupons, are not included in sales and marketing expense. Rather, they are accounted for as a reduction in revenue as they reduce the amount of consideration we expect to receive in exchange for goods or services and therefore affect net revenues and gross margin. We consider discounted shipping and other promotions, such as our policy for free shipping on certain orders, as an effective marketing tool.

The following table summarizes our sales and marketing expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Sales and marketing expenses	$224,547	$215,477
Advertising expense included in sales and marketing expenses	214,907	205,523
Year-over-year percentage change
Sales and marketing expenses	4.2%
Advertising expense included in sales and marketing expenses	4.6%
Percentage of net revenue
Sales and marketing expenses	14.4%	11.2%
Advertising expense included in sales and marketing expenses	13.8%	10.7%

The 320 basis point increase in sales and marketing expenses as a percent of net revenues for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to increased performance marketing expense, partially offset by lower brand advertising.

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

The following table summarizes our technology expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Technology expenses	$117,154	$121,158
Year-over-year percentage change
Technology expenses	(3.3)%
Technology expenses as a percent of net revenue	7.5%	6.3%

The $4.0 million decrease in technology expenses for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to a reduction in staff-related expenses.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
General and administrative expenses	$90,410	$79,701
Year-over-year percentage change
General and administrative expenses	13.4%
General and administrative expenses as a percent of net revenue	5.8%	4.1%

The $10.7 million increase in general and administrative expenses for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to increased legal fees, Bed Bath & Beyond brand integration expenses, and severance.

Non-operating income (expense)

Interest income (expense), net

The $9.0 million increase in interest income (expense), net for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to increased interest income on our cash equivalents.

Other income (expense), net

The $96.2 million decrease in other income (expense), net for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to a $76.5 million increase in loss recognized from our equity method securities and a $25.9 million write-down of assets held for sale, partially offset by a $6.4 million realized gain on the disposal of cryptocurrencies.

Income taxes

Our effective tax rate for the years ended December 31, 2023 and 2022 was (15.7)% and (4.1%), respectively. Our effective tax rate is affected by recurring items such as research tax credits and non-recurring items such as changes in valuation allowances. In addition, relative changes in expenses or losses for which tax benefits are limited or not recognized, fluctuations in our stock price, changes in laws, regulations, and administrative practices can impact our rate. Our effective tax rate is also affected to a lesser extent by tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. Our effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the impacts of changes in the valuation allowance against our deferred tax assets, net of deferred tax liabilities.

The OECD has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting such legislation. As currently designed, we expect Pillar Two will ultimately apply to us. Considering we do not currently have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs based on how we currently do business. There remains uncertainty as to the final Pillar Two model rules. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

As we repatriate foreign earnings for use in the United States, the distributions will generally be exempt from federal and foreign income taxes but may be subject to certain state taxes. As of December 31, 2023, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

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

Valuation of certain equity method securities carried at fair value

We measured certain equity method securities at fair value at the reporting date. In the absence of quoted market prices (e.g., a privately held entity), the fair value was determined in good faith under our valuation policy and process using generally accepted valuation approaches. We utilized an independent third party valuation firm to assist us in determining the fair value of our direct minority interest in tZERO using a market approach. The market approach relied upon market transaction valuations of the subject company, adjusted for changes in enterprise value for guideline public companies. The fair value determination of our direct minority interest in tZERO required the use of significant unobservable inputs (Level 3 inputs) as shown in the table within Note 2—Accounting Policies and Supplemental Disclosures, Equity securities accounted for under the equity method under ASC 323. Due to the inherent uncertainty of determining the fair value of Level 3 securities that do not have a readily available market value, the determination of fair value required significant judgment or estimation and changes in the estimates and assumptions used in the valuation models could materially affect the determination of fair value for these assets.

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

Investment Risk

The fair values of our equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At December 31, 2023, our recorded value in equity securities in public and private companies was $155.9 million, compared to $296.3 million at December 31, 2022, of which none relates to publicly traded companies at December 31, 2023, compared to $36,000 at December 31, 2022, recorded at fair value, which are subject to market price volatility. At December 31, 2023, $41.0 million of our equity securities and $10.5 million of our debt securities are of private companies, recorded at fair value using Level 3 inputs. Our fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable. For our equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Beyond, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Beyond, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Valuation of certain equity method securities
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company values certain equity method securities using a market transaction backsolve approach adjusted for enterprise value changes in guideline public companies. As of December 31, 2023, the Company reported the carrying amount of its equity method securities was $155.9 million, a portion of which related to certain equity method securities valued using this approach.
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

Salt Lake City, Utah
February 23, 2024

Beyond, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$302,605	$371,263
Restricted cash	144	194
Accounts receivable, net of allowance for credit losses of $1,298 and $3,223	19,420	17,693
Inventories	13,040	6,526
Prepaids and other current assets	14,864	18,833
Total current assets	350,073	414,509
Property and equipment, net	27,577	27,023
Deferred tax assets, net	152	41,439
Intangible assets, net	25,254	9
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $41,046 and $82,823	155,873	296,317
Operating lease right-of-use assets	3,468	7,460
Other long-term assets, net	12,799	2,746
Property and equipment, net held for sale	54,462	82,883
Total assets	$635,818	$878,546
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$106,070	$75,130
Accrued liabilities	73,682	63,614
Unearned revenue	49,597	44,480
Operating lease liabilities, current	2,814	4,410
Current debt, net held for sale	232	3,508
Total current liabilities	232,395	191,142
Operating lease liabilities, non-current	940	3,626
Other long-term liabilities	9,107	3,476
Long-term debt, net held for sale	34,244	34,476
Total liabilities	276,686	232,720
Commitments and Contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 51,770 and 51,102
Outstanding shares - 45,414 and 44,951	5	5
Additional paid-in capital	1,007,649	982,718
Accumulated deficit	(481,671)	(173,829)
Accumulated other comprehensive loss	(506)	(522)
Treasury stock at cost - 6,356 and 6,151	(166,345)	(162,546)
Total stockholders' equity	359,132	645,826
Total liabilities and stockholders' equity	$635,818	$878,546

See accompanying notes to consolidated financial statements.

Beyond, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$1,561,122	$1,929,334	$2,756,446
Cost of goods sold	1,247,116	1,485,990	2,132,544
Gross profit	314,006	443,344	623,902
Operating expenses:
Sales and marketing	224,547	215,477	302,430
Technology	117,154	121,158	123,001
General and administrative	90,410	79,701	87,399
Total operating expenses	432,111	416,336	512,830
Operating income (loss)	(118,105)	27,008	111,072
Interest income (expense), net	12,007	2,965	(556)
Other income (expense), net	(160,024)	(63,825)	12,500
Income (loss) before income taxes from continuing operations	(266,122)	(33,852)	123,016
Provision (benefit) for income taxes	41,720	1,384	(48,775)
Income (loss) from continuing operations	(307,842)	(35,236)	171,791
Income from discontinued operations, net of income taxes	—	—	217,246
Consolidated net income (loss)	$(307,842)	$(35,236)	$389,037
Less: Net loss attributable to noncontrolling interests from discontinued operations	—	—	(335)
Net income (loss) attributable to stockholders of Beyond, Inc.	$(307,842)	$(35,236)	$389,372
Net income (loss) attributable to common shares—basic
Continuing operations	$(6.81)	$(0.83)	$3.60
Discontinued operations	—	—	4.58
Total	$(6.81)	$(0.83)	$8.18
Net income (loss) attributable to common shares—diluted
Continuing operations	$(6.81)	$(0.83)	$3.57
Discontinued operations	—	—	4.54
Total	$(6.81)	$(0.83)	$8.11
Weighted average shares of common stock outstanding:
Basic	45,214	44,323	42,981
Diluted	45,214	44,323	43,332

See accompanying notes to consolidated financial statements.

Beyond, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Consolidated net income (loss)	$(307,842)	$(35,236)	$389,037
Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax of $0, $0 and $0	16	15	16
Other comprehensive income	16	15	16
Comprehensive income (loss)	$(307,826)	$(35,221)	$389,053
Less: Comprehensive loss attributable to noncontrolling interests—discontinued operations	—	—	(335)
Comprehensive income (loss) attributable to stockholders of Beyond, Inc.	$(307,826)	$(35,221)	$389,388

See accompanying notes to consolidated financial statements.

Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (in thousands, except per share data)
	Year Ended December 31,
	2023	2022	2021
Equity attributable to stockholders of Beyond, Inc.
Shares of common stock issued
Balance at beginning of year	51,102	46,625	46,331
Common stock issued upon vesting of restricted stock	550	295	294
Common stock issued for ESPP purchases	118	84	—
Conversion of preferred stock	—	4,098	—
Balance at end of year	51,770	51,102	46,625
Shares of treasury stock
Balance at beginning of year	6,151	3,602	3,563
Repurchases of common stock	—	2,461	—
Tax withholding upon vesting of employee stock awards	205	88	86
Sale of treasury stock	—	—	(47)
Balance at end of year	6,356	6,151	3,602
Total shares of common stock outstanding	45,414	44,951	43,023
Common stock
Balance at beginning of year	$5	$4	$4
Conversion and elimination of preferred stock	—	1	—
Balance at end of year	$5	$5	$4
Shares of Series A-1 preferred stock issued
Balance at beginning of year	—	4,204	4,204
Conversion and elimination of preferred stock	—	(4,204)	—
Balance at end of year	—	—	4,204
Shares of treasury stock
Balance at beginning of year	—	—	—
Repurchases of shares	—	7	—
Conversion and elimination of preferred stock	—	(7)	—
Balance at end of year	—	—	—
Total shares of Series A-1 preferred stock outstanding	—	—	4,204
Shares of Series B Preferred stock issued and outstanding
Balance at beginning of year	—	357	357
Conversion and elimination of preferred stock	—	(357)	—
Balance at end of year	—	—	357
Preferred stock	$—	$—	$—

Continued on the following page

Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (in thousands, except per share data)
	Year Ended December 31,
	2023	2022	2021
Additional paid-in capital
Balance at beginning of year	$982,718	$960,544	$970,873
Stock-based compensation to employees and directors	23,018	18,318	11,700
Common stock issued for ESPP purchases	1,913	2,779	—
Conversion and elimination of preferred stock	—	1,043	—
Sale of treasury stock	—	—	2,726
Subsidiary equity award tender offer	—	—	(2,130)
Change in noncontrolling interest ownership	—	—	(22,625)
Other	—	34	—
Balance at end of year	$1,007,649	$982,718	$960,544
Accumulated deficit
Balance at beginning of year	$(173,829)	$(136,590)	$(525,233)
Net income (loss) attributable to stockholders of Beyond, Inc.	(307,842)	(35,236)	389,372
Dividend issued upon conversion and elimination of preferred stock	—	(1,697)	—
Conversion and elimination of preferred stock	—	(306)	—
Declaration and payment of preferred dividends	—	—	(729)
Balance at end of year	$(481,671)	$(173,829)	$(136,590)
Accumulated other comprehensive loss
Balance at beginning of year	$(522)	$(537)	$(553)
Net other comprehensive income	16	15	16
Balance at end of year	$(506)	$(522)	$(537)
Treasury stock
Balance at beginning of year	$(162,546)	$(79,035)	$(71,399)
Repurchases of common stock and Series A-1 preferred stock	—	(80,117)	—
Tax withholding upon vesting of employee stock awards	(3,799)	(3,700)	(8,279)
Conversion and elimination of preferred stock	—	306	—
Sale of treasury stock	—	—	643
Balance at end of year	$(166,345)	$(162,546)	$(79,035)
Total equity attributable to stockholders of Beyond, Inc.	$359,132	$645,826	$744,386

Equity attributable to noncontrolling interests
Balance at beginning of year	$—	$—	$62,634
Net loss attributable to noncontrolling interests	—	—	(335)
Change in noncontrolling interest ownership	—	—	22,625
Deconsolidation of subsidiaries	—	—	(84,924)
Total equity attributable to noncontrolling interests	$—	$—	$—

Total stockholders' equity	$359,132	$645,826	$744,386

See accompanying notes to consolidated financial statements.

Beyond, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Consolidated net income (loss)	$(307,842)	$(35,236)	$389,037
Loss from discontinued operations, net of income taxes	—	—	(217,246)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,447	16,706	18,564
Non-cash operating lease cost	4,737	5,304	5,021
Stock-based compensation to employees and directors	23,018	18,318	11,133
(Increase) decrease in deferred tax assets, net	41,349	(1,404)	(53,829)
Gain on disposal of cryptocurrencies	(6,361)	—	—
Write-down of assets held for sale	25,875	—	—
(Income) loss from equity method securities	140,404	63,923	(12,585)
Other non-cash adjustments	(693)	185	1,537
Changes in operating assets and liabilities:
Accounts receivable, net	(1,727)	3,805	1,677
Inventories	(6,514)	(1,389)	1,106
Prepaids and other current assets	1,889	4,076	2,958
Other long-term assets, net	(757)	(1,116)	(1,755)
Accounts payable	32,555	(28,821)	(7,787)
Accrued liabilities	10,442	(36,625)	(21,595)
Unearned revenue	5,117	(14,907)	(12,778)
Operating lease liabilities	(5,094)	(5,527)	(5,261)
Other long-term liabilities	5,569	173	(150)
Net cash provided by (used in) continuing operating activities	(18,586)	(12,535)	98,047
Net cash used in discontinued operating activities	—	—	(17,128)
Net cash provided by (used in) operating activities	(18,586)	(12,535)	80,919
Cash flows from investing activities:
Purchase of intangible assets	(25,816)	—	—
Expenditures for property and equipment	(19,181)	(14,899)	(13,617)
Disbursement for notes receivable	(10,000)	—	—
Proceeds from the disposal of cryptocurrencies	9,804	—	—
Capital distribution from investment	4	1,224	—
Purchase of equity securities	—	(18,920)	—
Contributions for capital calls	—	—	(41,122)
Other investing activities, net	559	(439)	(1,694)
Net cash used in continuing investing activities	(44,630)	(33,034)	(56,433)
Net cash used in discontinued investing activities	—	—	(29,703)
Net cash used in investing activities	(44,630)	(33,034)	(86,136)

Continued on the following page

Beyond, Inc. Consolidated Statements of Cash Flows (in thousands)
	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Repurchase of shares	—	(80,117)	—
Payments of taxes withheld upon vesting of employee stock awards	(3,799)	(3,700)	(8,279)
Payments on long-term debt	(3,606)	(3,447)	(3,030)
Proceeds from employee stock purchase plan	1,913	924	—
Other financing activities, net	—	—	(1,374)
Net cash used in continuing financing activities	(5,492)	(86,340)	(12,683)
Net cash provided by discontinued financing activities	—	—	2,085
Net cash used in financing activities	(5,492)	(86,340)	(10,598)
Net decrease in cash, cash equivalents, and restricted cash	(68,708)	(131,909)	(15,815)
Cash, cash equivalents, and restricted cash, beginning of year, inclusive of cash balances of discontinued operations	371,457	503,366	519,181
Cash, cash equivalents, and restricted cash, end of year, inclusive of cash balances of discontinued operations	302,749	371,457	503,366
Less: Cash, cash equivalents, and restricted cash of discontinued operations	—	—	—
Cash, cash equivalents, and restricted cash, end of year	$302,749	$371,457	$503,366

 See accompanying notes to consolidated financial statements.

Beyond, Inc.
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

Business and organization

As used herein, "Beyond," "the Company," "we," "our" and similar terms include Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise. We were formed on May 5, 1997 as D2-Discounts Direct, a limited liability company ("LLC"). On December 30, 1998, we were reorganized as a C Corporation in the State of Utah and reincorporated in Delaware in May 2002. On October 25, 1999, we changed our name to Overstock.com, Inc. and on November 6, 2023, we changed our name to Beyond, Inc.

Beyond, Inc. is an e-commerce expert with a singular focus: connecting consumers with products and services they love. As the owner of the iconic Bed Bath & Beyond brand and several other brands, we strive to curate an exceptional online shopping experience. Specializing in furniture and home furnishings, Bed Bath & Beyond is a premier online retailer, catering to customers in the United States and Canada. Our e-commerce platform, accessible through our mobile app, www.bedbathandbeyond.com, www.bedbathandbeyond.ca, and www.overstockgovernment.com collectively referred to as the "Website," serves as a gateway for those seeking a diverse array of top-tier, on-trend home products at competitive prices. From furniture, bedding, and bath essentials to patio and outdoor gear, area rugs, tabletop and cookware, décor, storage and organization solutions, small appliances, and home improvement items – we offer an extensive range of furniture and home furnishings to elevate our customers' living spaces within the four corners of their homes and the four corners of their property.

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

Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. The operating results for Medici Ventures Inc. ("Medici Ventures") and tZERO Group, Inc. ("tZERO"), our former subsidiaries, for the periods prior to their deconsolidation have been reflected in our consolidated statements of operations as discontinued operations for all periods presented. Certain prior period data, primarily related to discontinued operations, have been reclassified in the consolidated financial statements and accompanying notes to conform to the current period presentation. See Note 5—Discontinued Operations for further information.

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

Supplemental cash flow information

The following table shows supplemental cash flow information (in thousands):

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$1,598	$1,777	$1,775
Income taxes paid, net	556	2,562	2,262
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$211	$2,527	$508

See also Note 14—Leases for additional supplemental disclosures of cash flow information related to our leases.

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

Our assets and liabilities that are adjusted to fair value on a recurring basis are cash equivalents, our equity securities under ASC 321, and deferred compensation liabilities, which fair values are determined using quoted market prices from daily exchange traded markets on the closing price as of the balance sheet date and are classified as Level 1. Our recurring fair value measurements using unobservable inputs (Level 3) include our equity securities under ASC 323 accounted for under the fair value option and available-for-sale debt securities. Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and debt are carried at cost, which approximates their fair value. Certain assets, including long-lived assets, certain equity securities under ASC 323, goodwill, and other intangible assets, are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments using fair value measurements with unobservable inputs (Level 3), apart from assets held for sale which uses an active market purchase offer (Level 1), and cryptocurrencies which use quoted prices from various digital currency exchanges with active markets in certain circumstances (e.g., when there is evidence of impairment).

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

Property and equipment, net

Property and equipment are recorded at cost and stated net of depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

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

Initial valuation of retained noncontrolling interest in former subsidiaries

During the second quarter of 2021, we measured our retained noncontrolling interest in former subsidiaries at fair value at the date of deconsolidation. In the absence of quoted market prices (since the equity of these entities is not traded on a public market), the fair value was determined in good faith under our valuation policy and process using generally accepted valuation approaches. We utilized an independent third party valuation firm to assist us in determining the fair values of our retained noncontrolling interest in former subsidiaries using a combination of a market approach and income approach. The market approach relied upon a comparison with guideline public companies or guideline transactions and entails selecting relevant financial information of the subject company, and capitalizing those amounts using valuation multiples that are based on empirical market observations. The income approach relied upon an analysis of its projected economic earnings discounted to present value (discounted cash flows). The fair value determination of our retained noncontrolling interest required the use of significant unobservable inputs (Level 3 inputs) as shown in the table within Note 5—Discontinued Operations. Due to the inherent uncertainty of determining the fair value of Level 3 securities that do not have a readily available market value, the determination of fair value required significant judgment or estimation and changes in the estimates and assumptions used in the valuation models could materially affect the determination of fair value for these assets. See Note 5—Discontinued Operations for further information.

Valuation of assets held for sale

We classify assets and liabilities to be sold (disposal group) as held for sale in the period when all of the applicable criteria are met, including: (i) management commits to a plan to sell, (ii) the disposal group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the disposal group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the disposal group is generally probable of being completed within one year. Assets and liabilities held for sale are presented separately within the Consolidated balance sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property and equipment is not recorded while these assets are classified as held for sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group recorded in Other income (expense), net in our consolidated statements of operations. We measured our assets held for sale at fair value based on Level 1 inputs. See Note 4—Assets Held for Sale for further information.

Equity securities under ASC 321

Minority interests (less than 20%) in certain public entities, accounted for under ASC Topic 321, Investments—Equity Securities ("ASC 321"), are included in Equity securities at fair value in our consolidated balance sheets. We measured our ASC 321 equity securities at fair value (based on Level 1 inputs) with changes in fair value recorded in Other income (expense), net in our consolidated statements of operations. Dividends received are reported in earnings if and when received. As of December 31, 2023, we no longer held any minority interests in those certain public entities.

Equity securities accounted for under the equity method under ASC 323

At December 31, 2023, we held minority interests in privately held entities, Medici Ventures, L.P., tZERO, and SpeedRoute, LLC ("SpeedRoute"), accounted for under the equity method under ASC Topic 323, Investments—Equity Method and Joint Ventures ("ASC 323"), which are included in Equity securities in our consolidated balance sheets. We can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest.

Based on the nature of our ownership interests and the extent of our contributed capital, we held a variable interest in Medici Ventures, L.P. and SpeedRoute, both of which meet the definition of variable interest entities; however, we are not the primary beneficiary of these entities for purposes of consolidation as we do not have the power (either explicit or implicit), through voting rights or otherwise, to direct the activities of Medici Ventures, L.P. or SpeedRoute that most significantly impact their economic performance. Our investments in these variable interest entities totaled $118.7 million as of December 31, 2023, representing our maximum exposures to loss.

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

The methods and significant assumptions to estimate the fair value of our direct minority interests in tZERO under the fair value option include using a market approach. The market approach relied upon market transaction valuations of the subject company, adjusted for changes in enterprise value for guideline public companies. Due to the recent Series B financing round led by the Intercontinental Exchange, the valuation technique used to value our direct interest in tZERO was a market approach using a transaction backsolve with an option pricing model. The methods and significant assumptions to estimate the fair value of our direct minority interests in SpeedRoute under the fair value option include using a market approach based on recent market transaction valuations.

The following table summarizes the valuation techniques and significant unobservable inputs used in the fair value measurement of our Level 3 equity securities:

Investment	Fair Value	Valuation Technique	Unobservable Inputs	Inputs
tZERO	$37,126	Market approach - transaction backsolve with an option pricing model	Term to liquidity	5.0 years
			Volatility	125%
			Percentage change in enterprise value for guideline public companies	7.8%
SpeedRoute	3,920	Market approach - recent transactions	N/A	N/A
Total	$41,046

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. There were no impairments to goodwill recorded during the years ended December 31, 2023, 2022 and 2021 and no other changes to the carrying amount of goodwill during the years ended December 31, 2023 and 2022. Our goodwill balance of $6.2 million as of December 31, 2023 and 2022 is net of accumulated impairment losses and other adjustments of $3.3 million.

Intangible assets other than goodwill

We capitalize and amortize intangible assets other than goodwill over their estimated useful lives unless such lives are indefinite. Intangible assets other than goodwill acquired separately from third parties are capitalized at cost, including any related direct acquisition costs, while such assets acquired as part of a business combination are capitalized at their acquisition-date fair value. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying value more likely than not exceeds its fair value. In addition, we routinely evaluate the remaining useful life of intangible assets not being amortized to determine whether events or circumstances continue to support an indefinite useful life, including any legal, regulatory, contractual, competitive, economic, or other factors that may limit their useful lives. Definite-lived intangible assets are amortized using the straight-line method of amortization over their useful lives, with the exception of certain intangibles (such as acquired customer lists) which are amortized using an accelerated method of amortization based on estimated customer attrition rates. These definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable as described below under Impairment of long-lived assets.

Impairment of long-lived assets

We review property and equipment, right-of-use assets, and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2023, 2022 and 2021.

Available-for-sale debt securities

During the year ended December 31, 2023, we invested $10.0 million in GrainChain, Inc. in the form of a convertible promissory note (the "Note"). The Note bears interest at an annual interest rate of 5% and accrued interest is recorded in Interest income (expense), net in our consolidated statements of operations. The Note has a maturity date of January 3, 2025 at which time the outstanding principal and any unpaid accrued interest will automatically convert into shares of a newly created series of preferred stock issued by GrainChain, Inc. unless converted earlier under limited circumstances. The fair value of the Note, including accrued interest, was $10.5 million at December 31, 2023, which is included in Other long-term assets, net on our consolidated balance sheets.

Based on the nature of our indirect ownership interests in GrainChain, Inc. through Medici Ventures, L.P. and the extent of our contributed capital, we held a variable interest in GrainChain, Inc., which meets the definition of a variable interest entity; however, we are not the primary beneficiary of this entity for purposes of consolidation as we do not have the power (either explicit or implicit), through voting rights or otherwise, to direct the activities of GrainChain, Inc. that most significantly impact its economic performance. Our maximum exposure to loss in this variable interest entity totaled $29.5 million as of December 31, 2023, representing our direct and indirect interest in GrainChain, Inc.

Other long-term assets, net

Other long-term assets, net consist primarily of long-term prepaid expenses, deposits, and available-for-sale debt securities.

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

Revenue is recognized when control of the product passes to the customer, typically at the date of delivery of the merchandise to the customer or the date a service is provided and is recognized in an amount that reflects the expected consideration to be received in exchange for such goods or services. As such, customer orders are recorded as unearned revenue prior to delivery of products or services ordered. As we ship high volumes of packages through multiple carriers, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the fulfillment source (either our warehouses, those warehouses we control, or those of our partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to seven business days from the date of shipment. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates.

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

Loyalty program

We have a customer loyalty program called Welcome Rewards for which we sell annual memberships. For Welcome Rewards memberships, we record membership fees as unearned revenue and we recognize revenue ratably over the membership period.

The loyalty program allows members to earn dollars for qualifying purchases made on our Website. As such, the initial transaction price giving rise to the reward dollar is allocated to each separate performance obligation based upon its relative standalone selling price. In determining the stand-alone selling price, we incorporate assumptions about the redemption rates of loyalty points. We recognize revenue for loyalty program reward dollars when customers redeem such rewards as part of a purchase on our Website.

We record the standalone value of reward dollars earned in unearned revenue at the time the reward dollars are earned. Loyalty program reward dollars expire 90 days after the customer's membership expires. We recognize estimated reward dollar breakage, to which we expect to be entitled, over the expected redemption period in proportion to actual redemptions by customers.

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

Customer orders are recorded as unearned revenue when payment is received prior to delivery of products or services ordered. We record amounts received for loyalty program membership fees as unearned revenue and we recognize it ratably over the membership period. We record loyalty program reward dollars earned from purchases as unearned revenue at the time they are earned based upon the relative standalone selling price of the loyalty program reward dollar and we recognize it as revenue in proportion to the estimated pattern of rights exercised by the customer. If reward dollars are not redeemed, we recognize revenue upon expiration. In addition, we sell gift cards and record related unearned revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue from a gift card upon redemption of the gift card. The unredeemed portion of our gift cards are recognized in revenue over the expected redemption period based upon the estimated pattern of rights exercised by the customer, if the gift cards are not subject to escheat laws.

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

Stock-based compensation

We measure compensation expense for our outstanding unvested restricted stock awards at fair value on the date of grant and recognize compensation expense over the service period for awards at the greater of a straight-line basis or on an accelerated schedule when vesting of the share-based awards exceeds a straight-line basis. When an award is forfeited prior to the vesting date, we recognize an adjustment for the previously recognized expense in the period of the forfeiture. See Note 19—Stock-Based Awards.

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

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount, or range of amounts, can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred (See Note 16—Commitments and Contingencies).

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
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including projected future taxable income, scheduled reversals of our deferred tax liabilities, tax planning strategies, and results of recent operations. Our projections of future taxable income are subject to changes in how we do business, economic outlook, political climate, and other conditions such as supply chain challenges, inflation, rising interest rates, geopolitical events, and other macroeconomic conditions, and judgment is required in determining our ability to use our deferred tax assets.
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

Net income (loss) per share

Our Series A-1 preferred stock and Series B preferred stock (collectively, the "Preferred Shares") were considered participating securities, and as a result, net income (loss) per share has historically been calculated using the two-class method. Under this method, we give effect to preferred dividends and then allocate undistributed net income (loss) attributable to participating securities (based on the weighted average percentage of shares outstanding) in determining net income (loss) attributable to common shares. In periods of net loss, a determination is also made on whether a participating security holder has an obligation to share in the losses before allocating to participating securities. As of December 31, 2023 and 2022, there were no participating securities following our preferred stock conversion. See Note 18—Stockholders' Equity, Preferred stock conversion, for further information.

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

Recently issued accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. For public entities, ASU 2023-07 is required to be adopted for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on our consolidated financial statements and related disclosures. This ASU will likely result in us including the additional required disclosures when adopted.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. For public entities, ASU 2023-09 is required to be adopted for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on our consolidated financial statements and related disclosures. This ASU will likely result in us including the additional required disclosures when adopted.

3. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of December 31, 2023 and 2022, as indicated (in thousands):

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market mutual funds	$246,425	$246,425	$—	$—
Equity securities, at fair value	41,046	—	—	41,046
Available-for-sale debt securities (1)	10,484	—	—	10,484
Trading securities held in a "rabbi trust" (1)	496	496	—	—
Total assets	$298,451	$246,921	$—	$51,530
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$513	$513	$—	$—
Total liabilities	$513	$513	$—	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market mutual funds	$252,650	$252,650	$—	$—
Equity securities, at fair value	82,823	36	—	82,787
Trading securities held in a "rabbi trust" (1)	399	399	—	—
Total assets	$335,872	$253,085	$—	$82,787
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$396	$396	$—	$—
Total liabilities	$396	$396	$—	$—
 ___________________________________________
(1)    Included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.
(2)    Included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

The following table provides activity for our Level 3 investments during the periods presented (in thousands):

Amount
Level 3 investments at December 31, 2021	$102,355
Increase due to acquisition of Level 3 investments	18,920
Decrease in fair value of Level 3 investments	(38,488)
Level 3 investments at December 31, 2022	82,787
Increase due to purchases of Level 3 investments	10,000
Decrease in fair value of Level 3 investments	(41,741)
Accrued interest on Level 3 investments	484
Level 3 investments at December 31, 2023	$51,530

4. ASSETS HELD FOR SALE

In December 2023, the Company committed to a plan to sell our corporate headquarters and associated building loan on the corporate headquarters (the disposal group). Management has selected a broker to actively market and sell its corporate headquarters. As of December 31, 2023, the corporate headquarters and related assets and liabilities met the criteria to be classified as held for sale on our consolidated balance sheets. See Note 2—Accounting Policies and Supplemental Disclosures, Valuation of assets held for sale, for further information. As a result, the Company recognized a write-down loss of $25.9 million upon classification as held for sale, which represents the adjustment between the carrying value and the fair value, less costs to sell, which is recorded in Other income (expense), net in our consolidated statements of operations. As of December 31, 2023, the corporate headquarters is being actively marketed to sell and is expected to sell within one year.

5. DISCONTINUED OPERATIONS

On January 25, 2021, we entered into an agreement with Medici Ventures, Pelion, and Pelion, Inc. (the "Medici Closing"), pursuant to which Medici Ventures converted to a Delaware limited partnership (the "Partnership") and Pelion became the sole general partner of the Partnership, and we became the limited partner of the Partnership. The term of the Partnership is eight years. A tZERO debt conversion was completed during the quarter ended March 31, 2021, following which Medici Ventures and Beyond held approximately 42% and 41%, respectively, of tZERO's outstanding common stock. On April 23, 2021, we entered into the Limited Partnership Agreement with Pelion, pursuant to which Pelion became the sole general partner, holding a 1% equity interest in the Partnership, and Beyond became a limited partner, holding a 99% equity interest in the Partnership. Our retained equity interest in these entities are classified as equity method securities as we are deemed to have significant influence, but not control, over these entities through holding more than a 20% interest in the entity.

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

Valuation Technique	Unobservable Inputs	Range (1)	Weighted Average (2)
Market approach	Enterprise value to revenue multiple	0.88x	0.88x
Discounted cash flows – exit multiple	Discount rate	9.0% - 35.0%	32.4%
	Enterprise value to revenue multiple	0.75x – 5.00x	4.40x
	Projected terminal year	2023 – 2027	2025
	Annual revenue growth rate	1.3% - 124.0%	109.4%
	Annual EBITDA % of revenues	5.2% - 41.2%	36.3%
Discounted cash flows – perpetual growth	Discount rate	30.0%	30.0%
	Projected terminal year	2028	2028
	Perpetual revenue growth rate	3.0%	3.0%
	Annual revenue growth rate	25.7%	25.7%
	Annual EBITDA % of revenues	14.9%	14.9%
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

We recognized a $243.5 million gain upon deconsolidation of these entities which primarily relates to the remeasurement of our retained equity method interest in the Partnership and our direct minority interest in tZERO at fair value, which was included in our consolidated statements of operations as part of Income from discontinued operations, net of income taxes. We completed the entire funding of our $44.6 million capital commitment consistent with our proportional ownership interest, which was completed and funded in the second quarter of 2021.

Results of discontinued operations through the transaction date were as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Net revenue	$—	$—	$17,394
Cost of goods sold	—	—	13,716
Gross profit	—	—	3,678
Operating expenses
Technology	—	—	7,133
Selling, general, and administrative	—	—	13,509
Total operating expenses	—	—	20,642
Operating loss from discontinued operations	—	—	(16,964)
Interest income, net	—	—	192
Other income, net	—	—	4,081
Gain on deconsolidation	—	—	243,541
Income from discontinued operations before income taxes	—	—	230,850
Provision for income taxes	—	—	13,604
Income from discontinued operations, net of income taxes	$—	$—	$217,246
Less: Net loss attributable to noncontrolling interests from discontinued operations	—	—	(335)
Net income from discontinued operations attributable to stockholders of Beyond, Inc.	$—	$—	$217,581

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following (in thousands):

	December 31,
	2023	2022
Credit card receivables, trade	$12,081	$10,595
Other receivables	4,553	4,561
Accounts receivable, trade	4,084	5,760
	20,718	20,916
Less: allowance for credit losses	(1,298)	(3,223)
Total accounts receivable, net	$19,420	$17,693

7. PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid maintenance	$8,282	$8,767
Prepaid other	4,206	4,599
Other current assets	2,376	5,467
Total prepaids and other current assets	$14,864	$18,833

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net (excluding assets held for sale) consist of the following (in thousands):

	December 31,
	2023	2022
Computer hardware and software, including internal-use software and website development	$249,208	$240,148
Furniture and equipment	10,919	12,642
Leasehold improvements	1,795	2,904
	261,922	255,694
Less: accumulated depreciation	(234,345)	(228,671)
Total property and equipment, net	$27,577	$27,023

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
Capitalized internal-use software and website development	$11,296	$7,915	$6,126
Depreciation of internal-use software and website development	7,758	6,571	7,237

Depreciation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Cost of goods sold	$711	$682	$605
Technology	14,414	12,233	13,801
General and administrative	3,751	3,742	4,064
Total depreciation	$18,876	$16,657	$18,470

During the years ended December 31, 2023 and 2022, we retired $8.6 million and $833,000, respectively, of fully depreciated property and equipment that were removed from service in 2023 and 2022.

9. INTANGIBLE ASSETS, NET

On June 12, 2023, we entered into an Asset Purchase Agreement with Bed Bath & Beyond Inc. ("BBBY"), and certain subsidiaries, to acquire certain intellectual property related to the Bed Bath & Beyond banner from BBBY. On June 27, 2023, under a Bankruptcy Court supervised process, the U.S. Bankruptcy Court for the District of New Jersey approved the sale of the assets to the Company and on June 28, 2023, BBBY delivered the intellectual property assets via an Intellectual Property Assignment Agreement. The total purchase price, inclusive of direct acquisition-related expenses totaled $25.6 million, which has been allocated to two major asset categories consisting of $21.8 million for trade names with an indefinite useful life and $3.8 million for customer lists with an estimated useful life of five years.

Intangible assets, net consist of the following (in thousands):

	December 31,
	2023	2022
Intangible assets subject to amortization, gross (1)	$5,331	$1,552
Less: accumulated amortization of intangible assets	(2,114)	(1,543)
Intangible assets subject to amortization, net	3,217	9
Intangible assets not subject to amortization	22,037	—
Total intangible assets, net	$25,254	$9
___________________________________________
(1)    At December 31, 2023, the weighted average remaining useful life for intangible assets subject to amortization, gross was 4.5 years.

10. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	December 31,
	2023	2022
Equity securities accounted for under the equity method under ASC 323	$114,827	$213,494
Equity securities accounted for under the equity method under the fair value option	41,046	82,787
Equity securities under ASC 321	—	36
Total equity securities	$155,873	$296,317

The following table includes our equity securities accounted for under the equity method (ASC 323) and related ownership interest as of December 31, 2023:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	28%
SpeedRoute, LLC	49%

The carrying amount of our equity method securities was $155.9 million at December 31, 2023, which is included in Equity securities on our consolidated balance sheets, of which $41.0 million is valued under the fair value option (tZERO and SpeedRoute). These investments are valued using Level 3 inputs, which represents 13.8% of assets measured at fair value. For our investments in Medici Ventures, L.P., tZERO, and SpeedRoute there is no difference in the carrying amount of the assets and liabilities and our maximum exposure to loss, and there is no difference between the carrying amount of our investment in Medici Ventures, L.P. and the amount of underlying equity we have in the entity's net assets.

The following table summarizes the net gain (loss) recognized on equity method securities recorded in Other income (expense), net in our consolidated statements of operations (in thousands):

	Years ended December 31,
	2023	2022	2021
Net gain (loss) recognized on our proportionate share of the net assets of our equity method securities	$(98,663)	$(25,435)	$9,953
Increase (decrease) in fair value of equity method securities held under fair value option	(41,741)	(38,488)	2,632

Regulation S-X Rules 4-08(g) and 3-09

In accordance with SEC Rules 4-08(g) and 3-09 of Regulation S-X, we must determine which, if any, of our equity method securities is a "significant subsidiary". Regulation S-X mandates the use of three different tests to determine if any of our equity securities are significant subsidiaries: the investment test, the asset test, and the income test. The table below provides the summarized financial information required by Rule 4-08(g) for those equity method securities in aggregate that have met the significance criteria, presented on a quarterly lag (in thousands):

	December 31,
Balance Sheet	2023	2022
Assets	$98,544	$122,015
Liabilities	(17,166)	(25,055)
Equity	$(81,378)	$(96,960)

	Years ended December 31,
Results of Operations (1)	2023	2022	2021
Revenues	$26,404	$31,187	$20,800
Pre-tax loss	(19,895)	(37,619)	(24,528)
Net loss	(20,169)	(37,477)	(24,590)
 ___________________________________________
(1) The results of operations in the summarized financial information above excludes the financial information for the periods subsequent to the date an equity method investee ceased being accounted for under the equity method and only includes the financial information for the periods subsequent to the date an investee became an equity method investment and was accounted for under the equity method.

In accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of Medici Ventures, L.P. for the periods ended September 30, 2023, 2022 and 2021, their fiscal year-ends, are being included as Exhibit 99.3, Exhibit 99.2, and Exhibit 99.1, respectively, and as such are excluded from the table above. In addition, tZERO was not deemed significant for the year ended December 31, 2021 but was significant for the years ended December 31, 2023 and 2022. In accordance with Rule 3-09 of Regulation S-X, separate audited financial statements for tZERO for the year ended December 31, 2022, are included as Exhibit 99.4 and separate audited financial statements for the year ended December 31, 2023 will be filed subsequently as an amendment to this Form 10-K when available.

11. OTHER LONG-TERM ASSETS, NET

Other long-term assets, net consist of the following (in thousands):

	December 31,
	2023	2022
Available-for-sale debt securities	$10,484	$—
Prepaid other, long-term portion	1,748	1,827
Other long-term assets	567	919
Total other long-term assets, net	$12,799	$2,746

12. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued marketing expenses	$18,830	$9,670
Accrued compensation and other related costs	12,912	12,018
Accounts payable accruals	11,079	14,343
Allowance for returns	8,651	10,222
Accrued freight	8,478	7,880
Sales and other taxes payable	7,034	5,288
Other accrued expenses	6,698	4,193
Total accrued liabilities	$73,682	$63,614

13. BORROWINGS

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

As of December 31, 2023, the total outstanding debt on these loans was $34.5 million, net of $306,000 in capitalized debt issuance costs, and the total amount of the current portion of these loans was $232,000. Our total outstanding debt on these loans are classified as held-for-sale and included in Current debt, net held for sale and Long-term debt, net held for sale on our consolidated balance sheets. See Note 4—Assets Held for Sale for further information.

Both loans include certain financial and non-financial covenants and are secured by our corporate headquarters and the related land and rank senior to stockholders. The financial covenants require that Beyond maintain a net worth in excess of $30 million and minimum liquid assets of $3 million for so long as the Mezzanine Note is outstanding and is reduced to maintaining a net worth in excess of $15 million and minimum liquid assets of $1 million for the remainder of the term that the Senior Note is outstanding. We are in compliance with our debt covenants and continue to monitor our ongoing compliance with our debt covenants.

Future principal payments on our total debt as of December 31, 2023, are as follows (in thousands):

Payments due by period
2024	$282
2025	—
2026	—
2027	—
2028	—
Thereafter	34,500
$34,782

14. LEASES

We have operating leases for warehouses, office space, and data centers. Our leases have remaining lease terms of one year to four years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year. Variable lease costs include executory costs, such as taxes, insurance, and maintenance.

The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Operating lease cost	$5,257	$5,975	$6,583
Variable lease cost	1,300	1,489	1,702

The following tables provides a summary of other information related to leases (in thousands):

	Years ended December 31,
	2023	2022	2021
Cash payments included in operating cash flows from lease arrangements	$5,500	$6,237	$6,478
Right-of-use assets obtained in exchange for new operating lease liabilities	836	437	835
Derecognition of right-of-use assets due to reassessment of lease term	91	257	527

The following table provides a summary of balance sheet information related to leases:

	December 31,
	2023	2022
Weighted-average remaining lease term—operating leases	1.57 years	2.04 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of December 31, 2023, are as follows (in thousands):

Payments due by period
2024	$2,986
2025	689
2026	250
2027	83
2028	—
Thereafter	—
Total lease payments	4,008
Less interest	254
Present value of lease liabilities	$3,754

15. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Unearned revenue, long-term portion	$5,583	$—
Income taxes payable, long-term portion	3,684	3,532
Other long-term liabilities	(160)	(56)
Total other long-term liabilities	$9,107	$3,476

16. COMMITMENTS AND CONTINGENCIES

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

On March 1, 2021, a putative class action lawsuit was filed against us in the Circuit Court of the County of St. Louis, State of Missouri, alleging that we over-collected taxes on products sold into the state of Missouri. The matter has been resolved and the case was dismissed on February 14, 2024.

We establish liabilities when a particular contingency is probable and estimable which are included in Accrued liabilities in our consolidated balance sheets. At December 31, 2023 and 2022, our established liabilities were not material.

17. INDEMNIFICATIONS AND GUARANTEES

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include, but are not limited to, indemnities we entered into in favor of Loan Core Capital Funding Corporation LLC under our building loan agreements, various lessors in connection with facility leases for certain claims arising from such facility or lease, the environmental indemnity we entered into in favor of the lenders under our prior loan agreements, customary indemnification arrangements in underwriting agreements and similar agreements, and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. As such, we are unable to estimate with any reasonableness our potential exposure under these items. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. We do, however, accrue losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.

18. STOCKHOLDERS' EQUITY

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends declared by the Board of Directors out of funds legally available, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.

Preferred stock conversion

On May 12, 2022, Beyond shareholders voted to approve separate proposals to approve the amendment of the Company's Amended and Restated Certificate of Designation for both classes of its preferred stock to provide that each share of our Series A-1 and Series B preferred stock be automatically converted into 0.90 of a share of our common stock (the "Conversion"). On June 10, 2022, in connection with the completion of the Conversion, the Company issued 4,097,697 shares of our common stock in exchange for the outstanding Series A-1 and Series B preferred stock on that date. As the fair value of our common stock issued exceeded the fair value of the Series A-1 and Series B preferred stock exchanged on the Conversion date, we recognized a non-cash deemed dividend to our preferred stockholders of $1.7 million due to the excess fair value per share compared to the conversion ratio. Following the Conversion, the Company eliminated the Series A-1 and Series B preferred stock classes by filing Certificates of Elimination with the Delaware Secretary of State.

JonesTrading Sales Agreement

We entered into an Amended and Restated Capital on DemandTM Sales Agreement (the "Sales Agreement") dated June 26, 2020 with JonesTrading Institutional Services LLC ("JonesTrading") and D.A. Davidson & Co. ("D.A. Davidson"), under which we may conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading and D.A. Davidson, acting as our agents, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. For the years ended December 31, 2023, 2022, and 2021, we did not sell any shares of our common stock pursuant to the Sales Agreement. The Sales Agreement remains active; however, the authorization from our Board of Directors to sell shares of our common stock pursuant to the Sales Agreement has expired.

Common and Preferred Stock Repurchase Program

On August 17, 2021, we announced that our Board of Directors had approved a stock repurchase program (the “Repurchase Program”), pursuant to which we may, from time to time, purchase shares of our outstanding common stock for an aggregate repurchase price not to exceed $100.0 million at any time through December 31, 2023. On December 21, 2023, we announced that our Board of Directors approved an extension and expansion of the Repurchase Program for an additional two years and expanded the repurchase amount by $50.0 million, for a total repurchase amount of up to $150.0 million of our common stock. The Repurchase Program expires in December 2025.

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

For the year ended December 31, 2023, we did not repurchase any shares of our common stock under the Repurchase Program. For the year ended December 31, 2022, we repurchased $79.8 million of our common stock and $306,000 of our Series A-1 preferred stock under the Repurchase Program at average prices of $32.41 and $42.16 per share, respectively. For the year ended December 31, 2022, we retired 7,244 shares of our Series A-1 preferred stock treasury stock which had been previously repurchased under the Repurchase Program. The retirement increased Accumulated deficit by $306,000. As of December 31, 2023, we had $69.9 million available for future share repurchases under our current repurchase authorization through December 31, 2025.

19. STOCK-BASED AWARDS

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

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Cost of goods sold	$37	$132	$102
Sales and marketing	796	693	987
Technology	8,733	7,659	3,799
General and administrative	13,452	9,834	6,245
Total stock-based compensation expense	$23,018	$18,318	$11,133

Beyond restricted stock awards

The Beyond, Inc. Amended and Restated 2005 Equity Incentive Plan provides for the grant of restricted stock units to employees and directors of the Company and other types of equity awards of the Company. The Compensation Committee of the Board of Directors approves grants of restricted stock awards to our officers, board members and employees. These restricted stock awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.4% at the end of the third year; subject to the recipient's continuing service to us. At December 31, 2023, 3.3 million shares of stock remained available for future grants under the Plan.

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

The following table summarizes restricted stock award activity (in thousands, except fair value data):

	2023		2022		2021
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	781	$50.17	663	$56.37	639	$17.98
Granted at fair value	1,101	20.92	618	42.75	415	92.29
Vested	(550)	40.27	(295)	43.32	(294)	24.88
Forfeited	(348)	31.43	(205)	57.77	(97)	52.26
Outstanding—end of year	984	$29.60	781	$50.17	663	$56.37

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") grants our eligible employees a right to purchase shares of our common stock at a discount through payroll deductions of up to 25% of eligible compensation, subject to a cap of $21,250 in any calendar year. The ESPP provides for consecutive 24-month offering periods beginning March 1 and September 1 of each year. Each offering period shall consist of four consecutive six-month purchase periods. The first offering period under the ESPP commenced on September 1, 2021, with the first purchase date occurring on February 28, 2022.

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

The maximum number of shares of common stock that may be issued under the ESPP in aggregate is 3.0 million shares. For the years ended December 31, 2023 and 2022, 117,687 shares and 83,570 shares, respectively were purchased at an average price per share of $16.25 and $35.41, respectively. At December 31, 2023, approximately 2.8 million shares of common stock remained available under the ESPP.

The ESPP is considered a compensatory plan and the fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model and expense will be recognized straight-line over the 24-month offering period. We recognized $1.7 million, $2.4 million and $863,000 in share-based compensation expense related to the ESPP for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in the stock compensation expense table above combined with the expense associated with our restricted stock units.

20. EMPLOYEE RETIREMENT PLAN

We have a 401(k) defined contribution plan which permits participating employees to defer a portion of their compensation, subject to limitations established by the Internal Revenue Code. During the years ended December 31, 2023, 2022 and 2021, employees who completed 3 months of service and are 21 years of age or older are qualified to participate in the plan which matches 100% of the first 6% of each participant's contributions to the plan subject to IRS limits. Matching contributions vest immediately. Participant contributions also vest immediately. Our matching contribution totaled $5.0 million, $5.7 million and $5.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. We made no discretionary contributions to eligible participants for the years ended December 31, 2023, 2022 and 2021, respectively.

21. REVENUE AND CONTRACT LIABILITY

Unearned revenue

Unearned revenue consists of the following (in thousands):

	December 31,
	2023	2022
Loyalty program membership fees and reward points	$16,449	$16,795
Unearned product revenue on undelivered product	14,821	10,932
In store credits	11,947	12,046
Unearned product revenue on unshipped orders	4,098	3,536
Other	2,282	1,171
Total unearned revenue	$49,597	$44,480

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the period (in thousands):

Amount
Unearned revenue at December 31, 2021	$59,387
Increase due to deferral of revenue at period end, net	32,993
Decrease due to beginning contract liabilities recognized as revenue	(47,900)
Unearned revenue at December 31, 2022	44,480
Increase due to deferral of revenue at period end, net	35,290
Decrease due to beginning contract liabilities recognized as revenue	(30,173)
Unearned revenue at December 31, 2023	$49,597

Our total unearned revenue related to outstanding loyalty program rewards was $12.1 million and $10.9 million at December 31, 2023 and 2022, respectively. Breakage income related to loyalty program rewards and gift cards is recognized in Net revenue in our consolidated statements of operations. Breakage included in revenue was $5.1 million, $4.4 million, and $6.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations. At December 31, 2023, we had an additional $5.6 million of unearned contract revenue classified within Other long-term liabilities on our consolidated balance sheets.

Sales returns allowance

The following table provides additions to and deduction from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2020	$19,190
Additions to the allowance	237,622
Deductions from the allowance	(242,889)
Allowance for returns at December 31, 2021	13,923
Additions to the allowance	161,492
Deductions from the allowance	(165,193)
Allowance for returns at December 31, 2022	10,222
Additions to the allowance	121,939
Deductions from the allowance	(123,510)
Allowance for returns at December 31, 2023	$8,651

22. INTEREST INCOME (EXPENSE), NET

Interest income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2023	2022	2021
Interest income	$13,769	$4,903	$1,527
Interest expense	(1,762)	(1,938)	(2,083)
Total interest income (expense), net	$12,007	$2,965	$(556)

23. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2023	2022	2021
Gain on disposal of cryptocurrencies	$6,361	$—	$—
Income (loss) from equity method securities	(140,404)	(63,923)	12,585
Write-down of assets held for sale	(25,875)	—	—
Loss on equity securities	(36)	(137)	(1,238)
Other	(70)	235	1,153
Total other income (expense), net	$(160,024)	$(63,825)	$12,500

24. INCOME TAXES

For financial reporting purposes, income (loss) from continuing operations before income taxes includes the following components (in thousands):

	Years ended December 31,
	2023	2022	2021
United States income (loss)	$(267,058)	$(35,272)	$121,180
Foreign income	936	1,420	1,836
Total income (loss) from continuing operations before income taxes	$(266,122)	$(33,852)	$123,016

The provision (benefit) for income taxes for 2023, 2022 and 2021 consists of the following (in thousands):

	Years ended December 31,
	2023	2022	2021
Current:
Federal	$(55)	$802	$532
State	369	1,874	4,344
Foreign	58	112	183
Total current	372	2,788	5,059
Deferred:
Federal	37,160	(1,275)	(49,045)
State	4,201	(50)	(4,763)
Foreign	(13)	(79)	(26)
Total deferred	41,348	(1,404)	(53,834)
Total provision (benefit) for income taxes	$41,720	$1,384	$(48,775)

The provision (benefit) for income taxes for 2023, 2022 and 2021 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to income (loss) before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2023	2022	2021
U.S. federal income tax provision (benefit) at statutory rate	$(55,886)	$(7,109)	$25,833
State income tax expense, net of federal benefit	(12,297)	(1,170)	5,734
Research and development credit	(3,245)	(2,956)	(1,419)
Global intangible low-tax income	(736)	919	143
Other, net	(1)	(67)	(33)
Non-deductible executive compensation	762	905	1,908
Stock-based compensation expense	2,477	219	(3,851)
Change in valuation allowance	110,646	10,643	(77,090)
Total provision (benefit) for income taxes	$41,720	$1,384	$(48,775)

The components of our deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Basis difference in equity securities	$34,729	$15,302
Net operating loss carryforwards	29,440	20,711
Capitalized software development	25,840	12,604
Research and development tax credits	24,202	20,549
Unearned revenue	7,925	5,694
Property and equipment, net held for sale	6,484	255
Accrued expenses	4,275	4,259
Reserves and other	2,551	2,592
Operating lease liabilities	861	1,844
Other tax credits and carryforwards	270	288
Intangible assets	117	208
Gross deferred tax assets	136,694	84,306
Valuation allowance	(132,105)	(21,459)
Total deferred tax assets	4,589	62,847
Deferred tax liabilities:
Basis difference in equity securities	—	(15,072)
Property and equipment, net	(3,125)	(3,985)
Operating lease right-of-use assets	(786)	(1,702)
Prepaid expenses	(587)	(649)
Total deferred tax liabilities	(4,498)	(21,408)
Total deferred tax assets, net	$91	$41,439

At December 31, 2023, our net deferred tax asset of $91,000 is made up of $152,000 of foreign deferred tax assets and offset by $61,000 of U.S. deferred tax liabilities which are included in Other long-term liabilities on our consolidated balance sheets.

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures, including software development, as defined under IRC Section 174, in the year incurred. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. This requirement caused us to generate fewer federal and state tax net operating loss carryforwards in the current year than our operating loss would have normally generated. We may utilize federal and state tax net operating loss carryforwards at a faster rate than our financial statement earnings in the future and there may be increases to cash taxes paid unless legislation is passed that would defer, repeal, or otherwise modify these requirements. This change also impacted certain other computations within our tax provision, such as increasing our research and development credit generated each year.

At December 31, 2023, we have federal net operating loss carryforwards with no expiration date of approximately $107.4 million; the utilization of these net operating loss carryforwards is limited to 80% of taxable income in any given year. We have state net operating loss carryforwards with no expiration date of approximately $73.8 million primarily in the state of Utah; the utilization of these net operating loss carryforwards is limited to 80% of taxable income in the state in any given year. We also have state net operating loss carryforwards of approximately $63.6 million that expire between 2028 and 2043.

At December 31, 2023, we have federal research credit carryforwards of approximately $28.0 million that expire between 2031 and 2043. We also have state research credit carryforwards of approximately $10.3 million that expire between 2024 and 2037. Ownership changes under Internal Revenue Code Section 382 could limit the amount of net operating losses or credit carryforwards that can be used in the future.

Each quarter we assess on a jurisdictional basis whether it is more likely than not that our deferred tax assets will be realized under ASC Topic 740. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to recover our deferred tax assets. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. A significant piece of objective negative evidence evaluated as of December 31, 2023, is the expectation to be in a cumulative loss position over a three-year period, in the near future. This expectation stems from recent changes in management and operational focus; the Company will be focused on driving growth in active customers and launching new products and services. While these changes are projected to increase both revenues and profits in the long-term, in the short-term we are projecting losses as we invest in these endeavors. These short-term losses, coupled with our recent operating results, indicate we will be in a cumulative loss position over a three-year period, in the near future. A cumulative loss, including the expectation to be in a cumulative loss position in the near-term because of forecasting near-term losses, is significant negative evidence that is difficult to overcome. Such objective negative evidence limits our ability to consider other more subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2023, a valuation allowance has been recorded against our deferred tax assets for the U.S. jurisdiction, not supported by reversals of taxable temporary differences. We previously maintained a valuation allowance against our deferred tax assets for capital losses and the state of Utah where not supported by future reversals of taxable temporary differences. For the year ended December 31, 2023, the total increase in the valuation allowance was $110.6 million. We intend to continue maintaining a valuation allowance on our net U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

A reconciliation of the beginning and ending unrecognized tax benefits, excluding interest and penalties, as of December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Beginning balance	$13,488	$11,961	$9,638
Additions for tax positions related to the current year	1,258	1,083	1,992
Additions for tax positions taken in prior years	274	444	331
Ending balance	$15,020	$13,488	$11,961

Included in the balance of unrecognized tax benefits as of December 31, 2023, 2022 and 2021, are approximately $15.0 million, $13.5 million, and $12.0 million, respectively, of tax benefits that, if recognized, and the valuation allowance against our net deferred tax assets were released, would affect the effective tax rate. We believe it is reasonably possible that these unrecognized tax benefits will continue to increase in the future.

Accrued interest and penalties on unrecognized tax benefits as of December 31, 2023 and 2022 were $1.3 million and $1.1 million, respectively.

We are subject to taxation in the United States and various state and foreign jurisdictions. Tax years beginning in 2019 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

As we repatriate foreign earnings for use in the United States, the distributions will generally be exempt from federal and foreign income taxes but may be subject to certain state taxes. As of December 31, 2023, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

25. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31,
	2023	2022	2021
Numerator:
Income (loss) from continuing operations	$(307,842)	$(35,236)	$171,791
Less: Preferred stock dividends—declared and accumulated	—	1,697	729
Undistributed income (loss) from continuing operations	(307,842)	(36,933)	171,062
Less: Undistributed income allocated to participating securities	—	—	16,409
Net income (loss) from continuing operations attributable to common stockholders	$(307,842)	$(36,933)	$154,653

Income from discontinued operations	$—	$—	$217,581
Less: Undistributed income allocated to participating securities	—	—	20,870
Net income from discontinued operations attributable to common stockholders	—	—	196,711
Net income (loss) attributable to common stockholders	$(307,842)	$(36,933)	$351,364

Denominator:
Weighted average shares of common shares outstanding—basic	45,214	44,323	42,981
Effect of dilutive securities:
Restricted stock awards	—	—	351
Weighted average shares of common shares outstanding—diluted	45,214	44,323	43,332

Net income (loss) from continuing operations per share of common stock:
Basic	$(6.81)	$(0.83)	$3.60
Diluted	$(6.81)	$(0.83)	$3.57
Net income from discontinued operations per share of common stock:
Basic	$—	$—	$4.58
Diluted	$—	$—	$4.54
Net income (loss) per share of common stock:
Basic	$(6.81)	$(0.83)	$8.18
Diluted	$(6.81)	$(0.83)	$8.11

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2023	2022	2021
Restricted stock units	984	781	170
Employee stock purchase plan	186	116	24

26. BUSINESS SEGMENTS

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

For the years ended December 31, 2023, 2022 and 2021, substantially all our revenues were attributable to customers in the United States. At December 31, 2023 and 2022, substantially all our property and equipment were located in the United States.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2023
Deferred tax valuation allowance	$21,459	$110,646	$—	$132,105
Allowance for sales returns	10,222	121,939	123,510	8,651
Allowance for doubtful accounts	3,223	(1,925)	—	1,298
Year ended December 31, 2022
Deferred tax valuation allowance	$11,384	$10,075	$—	$21,459
Allowance for sales returns	13,923	161,492	165,193	10,222
Allowance for doubtful accounts	2,429	794	—	3,223
Year ended December 31, 2021
Deferred tax valuation allowance (1)	$134,305	$(77,090)	$45,831	$11,384
Allowance for sales returns	19,190	237,622	242,889	13,923
Allowance for doubtful accounts	1,417	1,012	—	2,429
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
Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting
There were no changes in either our disclosure controls and procedures or our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Beyond, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Beyond, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Salt Lake City, Utah
February 23, 2024

ITEM 9B.    OTHER INFORMATION
On October 30, 2023, Barclay F. Corbus, a director of the Company, terminated a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 6,821 shares of Beyond, Inc. common stock between January 22, 2024 and February 5, 2024, subject to certain conditions.

On November 6, 2023, Allison H. Abraham, former chairwoman of the board of directors of the Company, terminated a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 5,000 shares of Beyond, Inc. common stock between January 24, 2024 and January 25, 2024, subject to certain conditions.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I under "Business—Executive Officers of the Registrant." Information required by Item 10 of Part III regarding our Board of Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be included in our definitive proxy statement for our 2024 annual meeting of stockholders and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the 1934 Act will be set forth in our definitive proxy statement for our 2024 annual meeting of stockholders and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics ("Code"), which applies to all employees of the Company, including our principal executive officer, principal financial officer, and principal accounting officer. We intend to disclose any amendments to the Code and any waivers granted to our principal executive officer, principal financial officer or principal accounting officer or other persons to the extent required by applicable rules or regulations in the Investor Relations section of our Website, www.beyond.com. We will provide a copy of the Code to any person without any charge upon request in writing addressed to Beyond, Inc. Attn: Investor Relations, 799 West Coliseum Way, Midvale, UT 84047.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Salt Lake City, Utah, Auditor Firm ID: 185.

The information required by this Item is incorporated by reference to our definitive proxy statement for the 2024 annual meeting of stockholders.

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
(3) Exhibits:
See exhibits listed under Part (b) below.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Asset Purchase Agreement, dated June 12, 2023, by and among Overstock.com, Inc., Bed Bath & Beyond Inc. and certain subsidiaries of Bed Bath & Beyond Inc.	8-K	000-49799	2.1	June 13, 2023

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49799	3.1	July 29, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-49799	3.2	November 6, 2023

3.3	Third Amended and Restated Bylaws	8-K	000-49799	3.3	November 6, 2023

4.1	Form of specimen common stock certificate	S-1/A	333-83728	4.1	May 6, 2002

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	000-49799	4.2	February 24, 2023

10.1(a)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers	10-K	000-49799	10.1	March 18, 2019

10.2(a)	Amended and Restated 2005 Equity Incentive Plan	8-K	000-49799	10.1	May 23, 2023

10.3(a)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan	10-K	000-49799	10.12	February 21, 2013

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	May 7, 2014

10.5	First Amendment dated July 29, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	August 6, 2014

10.6	Second Amendment dated September 3, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	September 8, 2014

10.7	Project Management Agreement dated May 5, 2014 between O.Com Land LLC and Gardner CMS, L.C.	8-K	000-49799	10.2	May 7, 2014

10.8	Purchase and Sale Agreement dated September 17, 2014 by and between the Redevelopment Agency of Midvale City and O.com Land LLC	8-K	000-49799	10.1	September 23, 2014

10.9	Lease Agreement dated October 24, 2014 between O.com Land, LLC and Overstock.com Inc.	8-K	000-49799	10.19	October 28, 2014

10.10(a)	Summary of Unwritten Compensation Arrangements Applicable to Non-Employee Directors of Overstock.com, Inc.	10-K	000-49799	10.16	March 13, 2020

10.11	Amended and Restated Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as agent, dated June 26, 2020	8-K	000-49799	1.1	June 29, 2020

10.12	Loan Agreement by and between Peace Coliseum, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020	8-K	000-49799	10.1	March 12, 2020

10.13	Mezzanine Loan Agreement by and between Peace Coliseum Mezzanine, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020	8-K	000-49799	10.2	March 12, 2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020	8-K	000-49799	10.3	March 12, 2020

10.15	Mezzanine Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020	8-K	000-49799	10.4	March 12, 2020

10.16(a)	Key Employee Severance Plan	8-K	000-49799	10.1	March 24, 2023

10.17	Transaction Agreement, dated as of January 25, 2021, by and among Overstock.com, Inc., Medici Ventures, Inc., Pelion MV GP, L.L.C. and Pelion, Inc., as guarantor	8-K	000-49799	10.1	January 25, 2021

10.18	Medici Ventures, L.P. Limited Partnership Agreement, dated as of April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C.	8-K	000-49799	10.1	April 26, 2021

10.19	First Amendment, dated August 30, 2021, to the Medici Ventures, L.P. Limited Partnership Agreement, dated April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C.	10-Q	000-49799	10.1	November 4, 2021

10.20(a)	2021 Employee Stock Purchase Plan	DEF 14A	000-49799	Annex A	March 25, 2021

10.21(a)	Severance and Release Agreement, dated November 5, 2023, with Jonathan E. Johnson, III	8-K	000-49799	10.1	November 6, 2023

21	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of KPMG related to Exhibit 99.1	10-K/A	000-49799	23.2	July 3, 2023

23.3	Consent of Ernst & Young related to Exhibit 99.2	10-K/A	000-49799	23.3	July 3, 2023

23.4	Consent of Ernst & Young related to Exhibit 99.3					X

23.5	Consent of Baker Tilly related to Exhibit 99.4	10-K/A	000-49799	23.4	July 3, 2023

24	Powers of Attorney (see signature page)					X

31.1	Certification of Co-Principal Executive Officer					X

31.2	Certification of Co-Principal Executive Officer					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.3	Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Co-Principal Executive Officer					X

32.2	Section 1350 Certification of Co-Principal Executive Officer					X

32.3	Section 1350 Certification of Principal Financial Officer					X

97	Incentive Compensation Recovery Policy					X

99.1	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2021	10-K	000-49799	99.1	February 24, 2023

99.2	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2022	10-K	000-49799	99.2	February 24, 2023

99.3	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2023					X

99.4	Audited financial statements of tZERO Group, Inc. as of and for the periods ended December 31, 2022 and 2021	10-K/A	000-49799	99.4	July 3, 2023

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022, and 2021; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2023, 2022, and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (vi) Notes to Consolidated Financial Statements
X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101)					X
__________________________________________
*Certain schedules and exhibits have been omitted pursuant to Item 6019a)(5) of Regulation S-K. The Reporting Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
(a)Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2024.

BEYOND, INC.
By:	/s/ DAVID J. NIELSEN
David J. Nielsen
Division Chief Executive Officer, Overstock (Co-Principal Executive Officer)

By:	/s/ CHANDRA HOLT
Chandra Holt
Division Chief Executive Officer, Bed Bath & Beyond (Co-Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of David J. Nielsen, Chandra Holt, and Adrianne B. Lee, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ DAVID J. NIELSEN	Division Chief Executive Officer, Overstock (Co-Principal Executive Officer)	February 23, 2024
David J. Nielsen

/s/ CHANDRA HOLT	Division Chief Executive Officer, Bed Bath & Beyond (Co-Principal Executive Officer)	February 23, 2024
Chandra Holt

/s/ MARCUS A. LEMONIS	Executive Chairman of the Board	February 23, 2024
Marcus A. Lemonis

/s/ ADRIANNE B. LEE	Chief Financial & Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2024
Adrianne B. Lee

/s/ JOANNA C. BURKEY	Director	February 23, 2024
Joanna C. Burkey

/s/ BARCLAY F. CORBUS	Director	February 23, 2024
Barclay F. Corbus

/s/ JOSEPH J. TABACCO, JR.	Director	February 23, 2024
Joseph J. Tabacco, Jr.

/s/ ROBERT J. SHAPIRO	Director	February 23, 2024
Robert J. Shapiro

/s/ WILLIAM B. NETTLES, JR.	Director	February 23, 2024
William B. Nettles, Jr.