Form 10-Q
period 2024-03-31
BEYOND, INC.
filed 2024-05-08
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-41850

BEYOND, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0634302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
799 West Coliseum Way
Midvale
Utah	84047
(Address of principal executive offices)	(Zip Code)

(801) 947-3100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BYON	New York Stock Exchange

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

45,738,120 shares of the registrant's common stock, par value $0.0001, are outstanding on May 3, 2024.

BEYOND, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2024

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any documents incorporated herein by reference, and our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of the federal securities laws. We intend for these statements to be entitled to the protection of the safe harbor provisions of these laws. You can find many of these statements by looking for words such as "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "continue," "contemplate," "seek," "assume," "believe," "intend," "plan," "forecast," "goal," "estimate," or other similar expressions which identify these forward-looking statements.

These forward-looking statements involve risks and uncertainties and relate to future events or our future financial or operating performance. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and business, and on management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to assumptions, risks, uncertainties, and other important factors that are difficult to predict, and that actual results and outcomes may be materially different from the results or outcomes expressed or implied by any of our forward-looking statements for a variety of reasons, including among others:

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
•any difficulties or negative consequences we may encounter as a result of our changed company name, changed stock ticker symbol, changed stock exchange on which our common stock trades, or as a result of the use of our various brands including Beyond, Overstock, Bed Bath & Beyond, Zulily, Backyard, and College Living;
•any problems associated with the changing job market, changing job structure, changing compensation structure, or ability to attract and retain key personnel;
•any inability to generate and maintain unpaid natural traffic to our Website;
•any inability to become profitable or generate positive cash flow from operations;
•any challenges that would result in the event of any loss of functionality or unavailability of our Website or reduced performance of our transaction systems;
•our exposure to cybersecurity risks, risks of data loss and other security breaches;
•the risk that we may be required to recognize losses relating to our equity and other investments;
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
•negative economic consequences of various global conflicts and macroeconomic factors;
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
•any difficulties we may encounter as a result of our evolving business practices, including the expansion of our products and service offerings, our continuing expansion into international markets, and our changing approach to the sale of non-home items and sales through our various websites and brands;

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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this report and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, especially under the headings "Special Cautionary Note Regarding Forward-Looking Statements," "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results and outcomes to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events. Our forward-looking statements contained in this report speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements are based.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$256,323	$302,605
Restricted cash	171	144
Accounts receivable, net of allowance for credit losses of $1,381 and $1,298	23,087	19,420
Inventories	12,903	13,040
Prepaids and other current assets	12,960	14,864
Total current assets	305,444	350,073
Property and equipment, net	27,340	27,577
Intangible assets, net	31,081	25,254
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $32,328 and $41,046	137,421	155,873
Operating lease right-of-use assets	2,762	3,468
Other long-term assets, net	12,584	12,951
Property and equipment, net held for sale	54,466	54,462
Total assets	$577,258	$635,818
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$116,265	$106,070
Accrued liabilities	72,528	73,682
Unearned revenue	54,675	49,597
Operating lease liabilities, current	2,407	2,814
Current debt, net held for sale	—	232
Total current liabilities	245,875	232,395
Operating lease liabilities, non-current	582	940
Other long-term liabilities	8,847	9,107
Long-term debt, net held for sale	34,207	34,244
Total liabilities	289,511	276,686
Commitments and contingencies (Note 10)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	March 31, 2024	December 31, 2023
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 52,210 and 51,770
Outstanding shares - 45,733 and 45,414	5	5
Additional paid-in capital	1,013,360	1,007,649
Accumulated deficit	(555,599)	(481,671)
Accumulated other comprehensive loss	(502)	(506)
Treasury stock at cost - 6,477 and 6,356	(169,517)	(166,345)
Total stockholders' equity	287,747	359,132
Total liabilities and stockholders' equity	$577,258	$635,818

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2024	2023
Net revenue	$382,281	$381,140
Cost of goods sold	307,922	279,456
Gross profit	74,359	101,684
Operating expenses
Sales and marketing	67,906	47,048
Technology	29,581	30,546
General and administrative	20,454	20,483
Customer service and merchant fees	13,943	11,971
Total operating expenses	131,884	110,048
Operating loss	(57,525)	(8,364)
Interest income, net	2,717	2,559
Other expense, net	(18,791)	(7,389)
Loss before income taxes	(73,599)	(13,194)
Provision (benefit) for income taxes	329	(2,887)
Net loss	$(73,928)	$(10,307)
Net loss per share of common stock:
Basic	$(1.62)	$(0.23)
Diluted	$(1.62)	$(0.23)
Weighted average shares of common stock outstanding:
Basic	45,587	45,067
Diluted	45,587	45,067

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Net loss	$(73,928)	$(10,307)
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0 and $0	4	4
Other comprehensive income	4	4
Comprehensive loss	$(73,924)	$(10,303)

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended March 31,
	2024	2023
Equity attributable to stockholders of Beyond, Inc.
Shares of common stock issued
Balance at beginning of period	51,770	51,102
Common stock issued upon vesting of restricted stock	384	268
Common stock issued for ESPP purchases	56	68
Balance at end of period	52,210	51,438
Shares of treasury stock
Balance at beginning of period	6,356	6,151
Tax withholding upon vesting of employee stock awards	121	96
Balance at end of period	6,477	6,247
Total shares of common stock outstanding	45,733	45,191
Common stock	$5	$5

Preferred stock	$—	$—

Additional paid-in capital
Balance at beginning of period	$1,007,649	$982,718
Stock-based compensation to employees and directors	4,776	5,795
Common stock issued for ESPP purchases	935	1,121
Balance at end of period	$1,013,360	$989,634
Accumulated deficit
Balance at beginning of period	$(481,671)	$(173,829)
Net loss	(73,928)	(10,307)
Balance at end of period	$(555,599)	$(184,136)
Accumulated other comprehensive loss
Balance at beginning of period	$(506)	$(522)
Net other comprehensive income	4	4
Balance at end of period	$(502)	$(518)
Treasury stock
Balance at beginning of period	$(166,345)	$(162,546)
Tax withholding upon vesting of employee stock awards	(3,172)	(1,934)
Balance at end of period	$(169,517)	$(164,480)
Total stockholders' equity	$287,747	$640,505

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(73,928)	$(10,307)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,960	5,985
Non-cash operating lease cost	831	1,266
Stock-based compensation to employees and directors	4,776	5,795
(Increase) decrease in deferred income taxes, net	69	(3,449)
Loss from equity method securities	18,452	7,181
Other non-cash adjustments	(145)	(102)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,667)	(4,378)
Inventories	137	288
Prepaids and other current assets	2,297	1,109
Other long-term assets, net	135	(369)
Accounts payable	10,059	10,220
Accrued liabilities	(1,412)	5,377
Unearned revenue	5,078	2,643
Operating lease liabilities	(894)	(1,352)
Other long-term liabilities	(358)	100
Net cash (used in) provided by operating activities	(34,610)	20,007
Cash flows from investing activities:
Purchase of intangible assets	(5,714)	—
Expenditures for property and equipment	(3,422)	(5,256)
Disbursement for notes receivable	—	(10,000)
Other investing activities, net	10	425
Net cash used in investing activities	(9,126)	(14,831)
Cash flows from financing activities:
Payments of taxes withheld upon vesting of employee stock awards	(3,172)	(1,934)
Other financing activities, net	653	229
Net cash used in financing activities	(2,519)	(1,705)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(46,255)	3,471
Cash, cash equivalents, and restricted cash, beginning of period	302,749	371,457
Cash, cash equivalents, and restricted cash, end of period	$256,494	$374,928

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Beyond, Inc. is an e-commerce retailer with a singular focus: connecting consumers with products and services that unlock their homes' potential. As the owner of the Bed Bath & Beyond, Overstock, Zulily, and other related brands and associated intellectual property, our suite of online shopping brands features millions of products for various life stages that millions of customers visit each month.

As used herein, "Beyond," "the Company," "we," "our" and similar terms include Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our significant accounting policies disclosed in Note 2—Accounting Policies and Supplemental Disclosures, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2023, except as disclosed below.

The accompanying unaudited consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

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

Change in presentation in the income statement

In the first quarter of fiscal 2024, the Company changed the presentation for merchant fees associated with customer payments made by credit cards and other payment methods and customer service costs. Under the new presentation, the Company includes such expenses in a separate line in operating expenses labeled, "Customer service and merchant fees", whereas previously, these expenses were included in Cost of goods sold.

The Company concluded that such a change in presentation is preferable in the circumstances because the treatment of these costs as operating expenses is aligned with the changes in business and strategy. The change will also provide greater transparency in the Company's external disclosures and related communications with the market.

This change in accounting policy has been applied retrospectively, and the unaudited consolidated statements of operations reflect the effect of this accounting principle change for all periods presented. This change in presentation had no impact on Loss before income taxes, Net loss, or Net loss per share of common stock basic or diluted. The consolidated balance sheets, consolidated statements of comprehensive loss, consolidated statements of changes in stockholders' equity, and consolidated statements of cash flows were not impacted by this accounting policy change.

The change in presentation to the Company's unaudited consolidated statements of operations were as follows (in thousands):

	Three months ended March 31, 2023
	Previously reported	Effect of change	As adjusted
Cost of goods sold	$291,427	$(11,971)	$279,456
Gross profit	89,713	11,971	101,684
Customer service and merchant fees	—	11,971	11,971

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

3. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$199,279	$199,279	$—	$—
Equity securities, at fair value	32,328	—	—	32,328
Available-for-sale debt securities (1)	10,608	—	—	10,608
Trading securities held in a "rabbi trust" (1)	519	519	—	—
Total assets	$242,734	$199,798	$—	$42,936
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$537	$537	$—	$—
Total liabilities	$537	$537	$—	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$246,425	$246,425	$—	$—
Equity securities, at fair value	41,046	—	—	41,046
Available-for-sale debt securities (1)	10,484	—	—	10,484
Trading securities held in a "rabbi trust" (1)	496	496	—	—
Total assets	$298,451	$246,921	$—	$51,530
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$513	$513	$—	$—
Total liabilities	$513	$513	$—	$—
___________________________________________
(1)    Included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.
(2)     Included in Accrued liabilities in the consolidated balance sheets.

The following table provides activity for our Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2022	$82,787
Increase due to purchases of Level 3 investments	10,000
Decrease in fair value of Level 3 investments	(41,741)
Accrued interest on Level 3 investments	484
Level 3 investments at December 31, 2023	51,530
Decrease in fair value of Level 3 investments	(8,718)
Accrued interest on Level 3 investments	124
Level 3 investments at March 31, 2024	$42,936

4. ASSETS HELD FOR SALE

In December 2023, the Company committed to a plan to sell its corporate headquarters and associated building loan on the corporate headquarters (the disposal group). Management has selected a broker to actively market and sell its corporate headquarters. The corporate headquarters and related assets and liabilities met the criteria to be classified as held for sale as of March 31, 2024 and December 31, 2023 and are presented separately on our consolidated balance sheets. As of March 31, 2024, the corporate headquarters is being actively marketed to sell and is expected to sell within one year.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net (excluding assets held for sale) consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Computer hardware and software, including internal-use software and website development	$252,673	$249,208
Furniture and equipment	10,912	10,919
Leasehold improvements	1,770	1,795
	265,355	261,922
Less: accumulated depreciation	(238,015)	(234,345)
Total property and equipment, net	$27,340	$27,577

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended March 31,
	2024	2023
Capitalized internal-use software and website development	$3,384	$2,047
Depreciation of internal-use software and website development	1,950	3,070

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cost of goods sold	$98	$234
Technology	3,517	4,704
General and administrative	108	1,042
Total depreciation	$3,723	$5,980

6. INTANGIBLE ASSETS, NET

On March 6, 2024, we entered into an Intellectual Property Asset Purchase Agreement with Zulily ABC, LLC ("Zulily") to acquire certain intellectual property related to the Zulily brand. The aggregate purchase price, inclusive of direct acquisition-related expenses totaled $4.9 million which has been allocated to two major asset categories consisting of $4.1 million, for trade names with an indefinite useful life and $716,000 for customer lists with an estimated useful life of five years.

Intangible assets, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Intangible assets subject to amortization, gross (1)	$6,047	$5,331
Less: accumulated amortization of intangible assets	(2,351)	(2,114)
Intangible assets subject to amortization, net	3,696	3,217
Intangible assets not subject to amortization	27,385	22,037
Total intangible assets, net	$31,081	$25,254
___________________________________________
(1)    At March 31, 2024, the weighted average remaining useful life for intangible assets subject to amortization, gross was 4.4 years.

7. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Equity securities accounted for under the equity method under ASC 323	$105,093	$114,827
Equity securities accounted for under the equity method under the fair value option	32,328	41,046
Total equity securities	$137,421	$155,873

Our equity securities accounted for under the equity method under ASC 323 include equity securities in which we can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity.

The following table includes our equity securities accounted for under the equity method (ASC 323) and related ownership interest as of March 31, 2024:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	28%
SpeedRoute, LLC	49%

The carrying amount of our equity method securities was $137.4 million at March 31, 2024, which is included in Equity securities on our consolidated balance sheets, of which $32.3 million was valued under the fair value option (tZERO and SpeedRoute). For our investments in Medici Ventures, L.P., tZERO, and SpeedRoute there was no difference in the carrying amount of the assets and liabilities and our maximum exposure to loss, and there was no difference between the carrying amount of our investment in Medici Ventures, L.P., and the amount of underlying equity we have in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in Other expense, net in our consolidated statements of operations (in thousands):

	Three months ended March 31,
	2024	2023
Net loss recognized on our proportionate share of the net assets of our equity method securities	$(9,734)	$(7,181)
Decrease in fair value of equity method securities held under fair value option	(8,718)	—

Regulation S-X Rule 10-01(b)(1)

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered "significant subsidiaries". Summarized income statement information of an equity method investee is required in an interim report if the significance criteria are met as defined under SEC guidance. For the periods ended March 31, 2024 and 2023, none of our equity method investees met the significance criteria.

8. BORROWINGS

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

In January 2024, we repaid the entire outstanding balance under the Mezzanine Note. As of March 31, 2024, the total outstanding debt on the Senior Note was $34.2 million, net of $293,000 in capitalized debt issuance costs. Our total outstanding debt on the Senior Note is classified as held-for-sale and included in Long-term debt, net held for sale on our consolidated balance sheets. See Note 4—Assets Held for Sale for further information.

The Senior Note includes certain financial and non-financial covenants and are secured by our corporate headquarters and the related land and rank senior to stockholders. The financial covenants require that Beyond maintain a net worth in excess of $15.0 million and minimum liquid assets of $1.0 million for the remainder of the term that the Senior Note is outstanding. We are in compliance with our debt covenants and continue to monitor our ongoing compliance with our debt covenants.

9. LEASES

We have operating leases for warehouses, office space, and data centers. Our leases have remaining lease terms of one year to four years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year. Variable lease costs include executory costs, such as taxes, insurance, and maintenance.

The components of lease expenses were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease cost	$882	$1,406
Variable lease cost	268	364

The following table provides a summary of other information related to leases (in thousands):

	Three months ended March 31,
	2024	2023
Cash payments included in operating cash flows from lease arrangements	$936	$1,492

The following table provides supplemental balance sheet information related to leases:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term—operating leases	1.42 years	1.57 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of March 31, 2024, are as follows (in thousands):

Payments due by period	Amount
2024 (Remainder)	$2,175
2025	689
2026	250
2027	83
Total lease payments	3,197
Less interest	208
Present value of lease liabilities	$2,989

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

As previously disclosed, in October 2019, we received a subpoena from the SEC requiring us to produce documents and other information related to the Series A-1 Preferred stock dividend we announced to stockholders in June 2019 and requesting copies of trading plans ("10b5-1 plans") intended to comply with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") entered into by certain officers and directors. In December 2019, we received a subpoena from the SEC requesting our insider trading policies and certain employment and consulting agreements. We also received requests from the SEC for our communications with our former Chief Executive Officer and Director, Patrick Byrne, and the matters referenced in the December 2019 subpoenas. In January 2021, we received a subpoena from the SEC requesting information regarding our retail guidance in 2019 and certain communications with current and former executives, board members, and investors. We continue to cooperate with the SEC on these matters.

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former Chief Executive Officer and former Chief Financial Officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), and Section 20A of the Exchange Act. On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming us and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our former President (now Division Chief Executive Officer, Overstock), our former Chief Executive Officer, and our former Chief Financial Officer. We filed a motion to dismiss and, on September 28, 2020, the court granted our motion and entered judgment in our favor. The plaintiffs filed a motion to amend their complaint on October 23, 2020. The United States District Court of Utah granted the plaintiffs' motion to amend their complaint on January 6, 2021. The plaintiffs filed their amended complaint on January 11, 2021. We filed a motion to dismiss plaintiffs' amended complaint, and on September 20, 2021, the court granted our motion and entered judgment in our favor. On October 18, 2021, the plaintiffs filed a Notice of Appeal, appealing the ruling of the district court to the United States Court of Appeals for the Tenth Circuit. We are awaiting a ruling from the Tenth Circuit that heard oral argument on the appeal on February 9, 2023. No estimates of the possible losses or range of losses can be made at this time. We intend to continue to vigorously defend this consolidated action.

On November 22, 2019, a shareholder derivative suit was filed against us and certain past and present directors and officers of ours in the United States District Court for the District of Delaware, with allegations that include: (i) breach of fiduciary duties, (ii) unjust enrichment, (iii) insider selling and misappropriation of the Company's information, and (iv) contribution under Sections 10(b) and 21D of the Exchange Act. On December 17, 2019, a similar lawsuit was filed in the same court, naming the same defendants, bringing similar claims, and seeking similar relief. These cases were consolidated into a single lawsuit in January 2020. In March 2020, the court entered a stay on litigation, pending the outcome of the securities class action motion to dismiss. The case remains stayed pending the outcome of the plaintiffs' appeal to the Tenth Circuit in the securities class action mentioned above. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend these actions.

We establish liabilities when a particular contingency is probable and estimable which are included in Accrued liabilities on our consolidated balance sheets. At March 31, 2024 and December 31, 2023, our established liabilities were not material.

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

Stock Repurchase Program

During the three months ended March 31, 2024 and 2023, we did not repurchase any shares of our common stock under our stock repurchase program. As of March 31, 2024, we had $69.9 million available for future share repurchases under our current repurchase authorization through December 31, 2025.

13. STOCK-BASED AWARDS

We have equity incentive and compensatory plans that provide for the grant of stock-based awards, including restricted stock and performance shares to employees and board members and provide employees the ability to purchase shares of our common stock through an employee stock purchase plan. Employee accounting applies to equity incentives and compensation granted by the Company to its own employees. When an award is forfeited prior to the vesting date, we recognize an adjustment for the previously recognized expense in the period of the forfeiture.

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cost of goods sold	$—	$19
Sales and marketing	222	190
Technology	1,980	2,422
General and administrative	2,574	3,164
Total stock-based compensation	$4,776	$5,795

Beyond restricted stock unit awards

The Beyond, Inc. Amended and Restated 2005 Equity Incentive Plan provides for the grant of restricted stock units and other types of equity awards to employees and directors of the Company. The Compensation Committee of the Board of Directors approves grants of restricted stock unit awards to our officers, board members and employees. These restricted stock unit awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.4% at the end of the third year, subject to the recipient's continuing service to us. During the first quarter of fiscal 2024, we changed our vesting schedule for newly granted restricted stock units from three years to four years. These restricted stock unit awards will vest at 25% each year. For the quarter ended March 31, 2024, we granted 193,350 restricted stock awards with a cumulative grant date fair value of $6.7 million under the new vesting schedule.

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

Performance Shares

During the three months ended March 31, 2024, we granted 960,000 performance-based shares ("PSUs") to our executive management team. A portion of each grant of PSUs (25%) is eligible to vest based on our net revenue performance and the remaining portion (75%) is eligible to vest based on our stock price performance. The 2024 PSUs tied to stock price performance will be eligible to vest in three installments upon the achievement of three separate stock price hurdles during the three-year period following the grant date, with 33% of the PSUs earned if the average per-share closing price of our common stock over any 20 consecutive trading day period equals or exceeds $40.00 per share (but in no event prior to the first anniversary of the grant date), 33% of the PSUs earned if the average per-share closing price of our common stock over any 20 consecutive trading day period equals or exceeds $50.00 per share (but in no event prior to the second anniversary of the grant date), and 34% of the PSUs earned if the average per share closing price of our common stock over any 20 consecutive trading day period equals or exceeds $60.00 per share (but in no event prior to the third anniversary of the grant date), in each case subject to the recipient’s continued service through the vesting date. If a stock price hurdle is not achieved during the three years following the grant date, the portion of the award tied to such stock price hurdle will be forfeited.

The 2024 PSUs tied to net revenue performance will vest based on our net revenue over three years, with one-third of the PSUs eligible to vest on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through the vesting date. To be eligible to vest in any tranche of the PSUs tied to net revenue performance, we must meet the GAAP net revenue goal established for the applicable year.

For the portion of the 2024 PSU grant that vests based on our net revenue performance, we recognize expense as compensation cost, the fair value on the date of grant over the performance period, taking into account the probability that we will satisfy the performance goals. For the portion of the 2024 PSUs that vest based on stock price hurdles, which is a market condition, we use a Monte Carlo valuation model to estimate the fair value as of the date of grant and expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied.

Stock-based compensation related to the 2024 PSUs is included in the stock-based compensation expense table above combined with the expense associated with our restricted stock units and ESPP. Stock-based compensation related to the PSUs was $1.5 million for the three months ended March 31, 2024.

The following table summarizes restricted stock unit and PSU award activity (in thousands, except per share data):

	Three months ended March 31, 2024
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	984	$29.60
Granted at fair value	1,162	24.32
Vested	(384)	33.29
Forfeited	(59)	26.15
Outstanding—end of period	1,703	$25.22

Employee Stock Purchase Plan

 Purchases under the 2021 Employee Stock Purchase Plan (the "ESPP") during the three months ended March 31, 2024 and 2023 were 56,575 shares and 68,011 shares, respectively, at an average purchase price per share of $16.53 and $16.46, respectively. At March 31, 2024, approximately 2.7 million shares of common stock remained available under the ESPP.

Stock-based compensation related to the ESPP is included in the stock-based compensation expense table above combined with the expense associated with our restricted stock units and PSU. Stock-based compensation related to the ESPP was $346,000 and $548,000 for the three months ended March 31, 2024 and 2023, respectively.

14. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2022	$44,480
Increase due to deferral of revenue at period end, net	35,290
Decrease due to beginning contract liabilities recognized as revenue	(30,173)
Unearned revenue at December 31, 2023	49,597
Increase due to deferral of revenue at period end, net	33,448
Decrease due to beginning contract liabilities recognized as revenue	(28,370)
Unearned revenue at March 31, 2024	$54,675

Our total unearned revenue related to outstanding loyalty program rewards was $12.9 million and $12.1 million at March 31, 2024 and December 31, 2023, respectively. Breakage income related to loyalty program rewards and gift cards is recognized in Net revenue in our consolidated statements of operations. Breakage included in revenue was $1.3 million and $849,000 for the three months ended March 31, 2024 and 2023, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations. At March 31, 2024, we had an additional $5.3 million of unearned contract revenue classified within Other long-term liabilities on our consolidated balance sheets.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2022	$10,222
Additions to the allowance	121,939
Deductions from the allowance	(123,510)
Allowance for returns at December 31, 2023	8,651
Additions to the allowance	27,429
Deductions from the allowance	(25,515)
Allowance for returns at March 31, 2024	$10,565

15. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss attributable to common shareholders	$(73,928)	$(10,307)

Denominator:
Weighted average shares of common stock outstanding—basic	45,587	45,067
Weighted average shares of common stock outstanding—diluted	45,587	45,067

Net loss per share of common stock:
Basic	$(1.62)	$(0.23)
Diluted	$(1.62)	$(0.23)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2024	2023
Restricted stock units and PSUs	1,702	1,489
Employee stock purchase plan	110	117

16. SUBSEQUENT EVENTS

On March 31, 2024, we entered into an Asset Purchase Agreement with Indo Count Global, Inc. to sell certain intellectual property related to the Wamsutta brand which was acquired as part of our purchase of the Bed Bath & Beyond brand in June 2023, for a total sales price of $10.3 million in cash plus the assumption of certain liabilities. On April 18, 2024, we closed the transaction and received the $10.3 million cash proceeds. We will recognize the entire $10.3 million as a gain in the second quarter of 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe to be relevant to an understanding of our unaudited consolidated financial condition and results of operations. The statements in this section regarding industry outlook, our expectations regarding the performance of our business and any other non-historical statements are forward-looking statements. Our actual results and outcomes may differ materially from those contained in or implied by any forward-looking statements contained herein. These forward-looking statements are subject to numerous risks, uncertainties, and other important factors, including, but not limited to, those described in "Special Cautionary Note Regarding Forward Looking Statements" and in Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q. You should read the following discussion together with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part I, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.

We are an e-commerce retailer with a singular focus: connecting consumers with products and services that unlock their homes' potential. We own Bed Bath & Beyond, Overstock, Zulily, and other related brands and associated intellectual property. Our suite of online shopping brands features millions of products for various life stages that millions of customers visit each month. As used herein, "Beyond," "the Company," "we," "our" and similar terms include Beyond, Inc. and our controlled subsidiaries, unless the context indicates otherwise.

Overview

Beyond is dedicated to providing a wide assortment of products and services focused on, but not limited to, the home category.

Through our Bed Bath & Beyond brand, we provide an extensive array of home-related products tailored especially for our target customers—consumers who seek comprehensive support throughout their shopping journey, aspiring to discover quality, stylish products at competitive prices that align with their budget requirements. We regularly refresh our product assortment to reflect the evolving preferences of our customers and aim to stay aligned with current trends. Our range of products includes furniture, bedding and bath essentials, patio and outdoor gear, area rugs, tabletop and cookware, décor, storage and organization solutions, small appliances, home improvement items, jewelry, and more. Leveraging an asset-light supply chain, we offer direct shipping to customers from both our suppliers and our leased warehouse.

Bed Bath & Beyond strategic priorities include assortment curation to elevate product quality levels and improve ease of selection, as well as the creation of specialized experiences centered around our target customers' key life events such as getting married, having a baby, sending a child to college or hosting Thanksgiving for the first time.

Through our Overstock brand, we aim to provide special economic value to our customers by providing access to discounted prices as compared to manufacturers' suggested retail price on our high-quality merchandise. We aim to provide a treasure hunting experience for our target customer who is highly engaged in finding great deals. We regularly refresh our top deals and our product range includes the home, apparel, and jewelry categories. Our growth initiatives for Overstock include adding additional categories such as beauty.

Across both brands, we leverage our Beyond+ services platform where our customers can add services such as shipping insurance or gain access to home loans.

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

Revenue increased 0.3% for the three months ended March 31, 2024, compared to the same period in 2023. This increase was primarily due to a 27% increase in orders delivered. The increase was partially offset by a 21% decrease in average order value. The increase in orders delivered was driven by growth in active customers, partially offset by macroeconomic factors impacting consumer sentiment and a shift in consumer spending preferences. The decrease in average order value was largely driven by orders mixing into categories with lower average unit retail price.

Gross profit decreased 26.9% for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a decrease in gross margin. Gross margin decreased to 19.5% for the three months ended March 31, 2024, compared to 26.7% for the same period in 2023, primarily due to increased promotional discounting and carrier costs.

Sales and marketing expenses as a percentage of revenue increased from 12.3% for the three months ended March 31, 2023 to 17.8% for the three months ended March 31, 2024, primarily due to increased performance marketing expense and increased brand advertising.

Technology expenses totaled $29.6 million for the three months ended March 31, 2024, a $1.0 million decrease compared to the three months ended March 31, 2023, primarily due to a reduction in staff-related expenses.

General and administrative expenses decreased $29,000 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Customer service and merchant fees increased $2.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in outsourced labor due to increased order volume and increased credit card costs driven by a shift in payment mix.

Our consolidated cash and cash equivalents balance decreased from $302.6 million as of December 31, 2023, to $256.3 million as of March 31, 2024.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends, including, but not limited to, geopolitical events, fluctuating interest rates, and inflation. These events have and may continue to negatively impact consumer confidence and consumer spending which have and may continue to adversely affect our business and our results of operations. Due to the uncertain and constantly evolving nature and volatility created by these disruptions to global economic activities, we cannot currently predict the long-term impact of these events on our operations and financial results. As of March 31, 2024, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended March 31,
	2024	2023
Net revenue	$382,281	$381,140
Cost of goods sold (1)
Product costs and other cost of goods sold	307,922	279,456
Gross profit (1)	$74,359	$101,684
Year-over-year percentage change
Net revenue	0.3%
Gross profit (1)	(26.9)%
Percent of net revenue
Cost of goods sold (1)
Product costs and other cost of goods sold	80.5%	73.3%
Gross margin	19.5%	26.7%
___________________________________________
(1)    In the first quarter of fiscal 2024, we changed our presentation for merchant fees associated with customer payments made by credit cards and other payment methods and customer service costs. Under the new presentation, we include such expenses in a separate line in operating expenses labeled, "Customer service and merchant fees," whereas previously, these expenses were included in "Merchant fees, customer service, and other" as a component of Cost of goods sold. See Note 2—Summary of Significant Accounting Policies, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

The 0.3% increase in net revenue for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a 27% increase in orders delivered. The increase was partially offset by a 21% decrease in average order value. The increase in orders delivered was driven by growth in active customers, partially offset by macroeconomic factors impacting consumer sentiment and a shift in consumer spending preferences. The decrease in average order value was largely driven by orders mixing into categories with lower average unit retail price.

International net revenues were less than 7% of total net revenues for each of the three months ended March 31, 2024 and 2023.

Change in estimate of average transit times (days)

Our revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates, which can be further impacted by uncertainty, volatility, and any disruption to our carriers caused by certain macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, climate and weather events, or geopolitical events.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended March 31, 2024
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(13,958)	$(1,566)
1	$(5,525)	$(612)
As reported	As reported	As reported
-1	$4,566	$490
-2	$9,382	$875

Gross profit and gross margin

Our overall gross margins fluctuate based on factors such as competitive pricing; product costs; discounting; product mix of sales; advertising revenue and our marketing allowance program; and operational and fulfillment costs which include costs incurred to operate and staff our warehouses, including rent and depreciation expense associated with these facilities, costs to receive, inspect, pick, and prepare customer order for delivery, and direct and indirect labor costs including payroll, payroll-related benefits, and stock-based compensation, all of which we include as costs in calculating gross margin.

Gross margins for the past five quarterly periods and fiscal year ending 2023 were:

	Q1 2023	Q2 2023	Q3 2023	Q4 2023	FY 2023	Q1 2024
Gross margin	26.7%	25.5%	22.2%	19.2%	23.4%	19.5%

Gross profit for the three months ended March 31, 2024 decreased 26.9% compared to the same period in 2023, primarily due to a decrease in gross margin. Gross margin decreased to 19.5% for the three months ended March 31, 2024, compared to 26.7% for the same period in 2023, primarily due to increased promotional discounting and carrier costs.

Operating expenses

Sales and marketing expenses

We use a variety of online advertising channels to attract new and repeat customers, including search engine marketing, personalized emails, mobile app, loyalty program, affiliate marketing, display banners, and social media. We also build our brand awareness through linear and streaming TV advertising.

Costs associated with our discounted shipping and other promotions, such as coupons, are not included in sales and marketing expenses. Rather, they are accounted for as a reduction in revenue as they reduce the amount of consideration we expect to receive in exchange for goods or services and therefore affect net revenues and gross margin. We consider these promotions to be an effective marketing tool.

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended March 31,
	2024	2023
Sales and marketing expenses	$67,906	$47,048
Advertising expense included in sales and marketing expenses	64,960	44,806
Year-over-year percentage change
Sales and marketing expenses	44.3%
Advertising expense included in sales and marketing expenses	45.0%
Percent of net revenue
Sales and marketing expenses	17.8%	12.3%
Advertising expense included in sales and marketing expenses	17.0%	11.8%

The 550 basis point increase in sales and marketing expenses as a percent of net revenue for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to increased performance marketing expense and increased brand advertising.

Technology expenses

We seek to deploy our capital resources efficiently in technology to support operations, including private and public cloud, web services, customer support solutions, and product search. We aim to enhance the customer experience by investing in technology, including investing in machine learning algorithms and generative AI, improving our process automation and efficiency, modernizing and expanding our systems, and supporting and expanding our logistics infrastructure. We expect to continue to incur technology expenses to support these efforts and these expenditures may continue to be material.

The frequency and variety of cyberattacks on our websites, enterprise systems, services, and on third parties we use to support our technology continues to increase. The impact of such attacks, their costs, and the costs we incur to protect ourselves against future attacks, have not been material to date. However, we consider the risk introduced by cyberattacks to be serious and will continue to incur costs related to efforts to protect ourselves against them.

The following table summarizes our technology expenses (in thousands):

	Three months ended March 31,
	2024	2023
Technology expenses	$29,581	$30,546
Year-over-year percentage change
Technology expenses	(3.2)%
Technology expenses as a percent of net revenue	7.7%	8.0%

The $1.0 million decrease in technology expenses for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a reduction in staff-related expenses.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended March 31,
	2024	2023
General and administrative expenses	$20,454	$20,483
Year-over-year percentage change
General and administrative expenses	(0.1)%
General and administrative expenses as a percent of net revenue	5.4%	5.4%

General and administrative expenses totaled $20.5 million for the three months ended March 31, 2024, a $29,000 decrease compared to the same period in 2023.

Customer service and merchant fees

In the first quarter of fiscal 2024, we changed our presentation for merchant fees associated with customer payments made by credit cards and other payment methods and customer service costs. Under the new presentation, we include such expenses in a separate line in operating expenses labeled, "Customer service and merchant fees," whereas previously, these expenses were included in Cost of goods sold. See Note 2—Summary of Significant Accounting Policies, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Customer service and merchant fees include customer service costs and merchant processing fees associated with customer payments made by credit cards and other payment methods and other variable fees. Customer service and merchant fees as a percent of net revenue may vary due to several factors, such as our ability to effectively manage customer service costs and merchant fees.

The following table summarizes our customer service and merchant fees (in thousands):

	Three months ended March 31,
	2024	2023
Customer service and merchant fees	$13,943	$11,971
Year-over-year percentage change
Customer service and merchant fees	16.5%
Customer service and merchant fees as a percent of net revenue	3.6%	3.1%

The $2.0 million increase in customer service and merchant fees for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to an increase in outsourced labor due to increased order volume and increased credit card costs driven by a shift in payment mix.

Other expense, net

Other expense, net for the three months ended March 31, 2024 was $18.8 million as compared to $7.4 million for the three months ended March 31, 2023. The increase was primarily due to a $11.3 million increase in loss recognized from our equity method securities.

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

Our provision (benefit) for income tax for the three months ended March 31, 2024 and 2023 was $329,000 and $(2.9) million, respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 was (0.4)% and 21.9%, respectively. Our tax provision and rate changed during the three months ended March 31, 2024 as compared to the same period in 2023, and differs from the statutory federal income tax rate of 21% primarily due to year-to-date losses on our retail operations for which tax benefits are limited.

Each quarter we assess on a jurisdictional basis whether it is more likely than not that our deferred tax assets will be realized under ASC Topic 740. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to recover our deferred tax assets. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. A significant piece of objective negative evidence evaluated as of March 31, 2024, is the cumulative loss position over a three-year period generated by our U.S. retail operations. On the basis of this evaluation, we maintain a valuation allowance against our deferred tax assets for the U.S. jurisdiction, not supported by reversals of taxable temporary differences. We intend to continue maintaining a valuation allowance on our net U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

The OECD has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world have enacted such legislation. As currently designed, we expect Pillar Two will ultimately apply to us. Considering we do not currently have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, we do not expect these to materially increase our global tax costs based on how we currently do business. There remains uncertainty as to the final Pillar Two model rules and their application. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

As we repatriate foreign earnings for use in the United States, the distributions are generally exempt from federal and foreign income taxes but may be subject to certain state taxes. As of March 31, 2024, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivable, net. At March 31, 2024, we had $256.3 million of cash and cash equivalents and $23.1 million of accounts receivable, net.

Cash flow information is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cash (used in) provided by:
Operating activities	$(34,610)	$20,007
Investing activities	(9,126)	(14,831)
Financing activities	(2,519)	(1,705)

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $34.6 million of net cash used in operating activities during the three months ended March 31, 2024 was primarily due to loss from operating activities adjusted for non-cash items of $46.0 million offset by cash provided by changes in operating assets and liabilities of $11.4 million.

The $20.0 million of net cash provided by operating activities during the three months ended March 31, 2023 was primarily due to income from operating activities adjusted for non-cash items of $6.4 million and cash provided by changes in operating assets and liabilities of $13.6 million.

Investing activities

For the three months ended March 31, 2024, investing activities resulted in a net cash outflow of $9.1 million, primarily due to $5.7 million for purchases of intangible assets and $3.4 million of expenditures for property and equipment.

For the three months ended March 31, 2023, investing activities resulted in a net cash outflow of $14.8 million, primarily due to $10.0 million for disbursement of notes receivable and $5.3 million of expenditures for property and equipment.

Financing activities

For the three months ended March 31, 2024, financing activities resulted in a net cash outflow of $2.5 million, primarily due to $3.2 million for payment of taxes withheld upon vesting of employee stock awards.

For the three months ended March 31, 2023, financing activities resulted in a net cash outflow of $1.7 million, primarily due to $1.9 million for payment of taxes withheld upon vesting of employee stock awards.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2024 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$3,197	$2,538	$638	$21	$—
Loan agreements (2)	43,407	1,483	2,968	2,972	35,984
Total contractual cash obligations	$46,604	$4,021	$3,606	$2,993	$35,984
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

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of March 31, 2024, accrued tax contingencies were $3.7 million. Changes in federal, foreign, state, and local tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Except as disclosed in Note 2—Summary of Significant Accounting Policies, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Critical Accounting Policies and Estimates, included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2—Accounting Policies and Supplemental Disclosures, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from interest rate changes, foreign currency fluctuations, and changes in the market values of our securities. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Sensitivity

The fair value of our cash and cash equivalents (highly liquid instruments with a remaining maturity of 90 days or less at the date of purchase) would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Our Senior Note carries a fixed annual interest rate of 4.242%. As a result, we have no material direct financial statement risk associated with changes in interest rates.

Foreign Currency Risk

Most of our sales and operating expenses are denominated in U.S. dollars, and therefore, our net revenue and operating expenses are not currently subject to significant foreign currency risk. As we grow our operations, our exposure to foreign currency risk could become more significant.

Inflation

Increases in commodity and shipping prices and energy and labor costs have resulted in inflationary pressures across various parts of our business and operations, including our partners and supply chain. We continue to monitor the impact of inflation to minimize its effects on our customers. We work with our partners to limit the amount of cost increases that are passed on through higher pricing. If costs borne by the Company or our partners were to be subject to incremental inflationary pressures, we may not be able to fully offset such higher costs through pricing actions or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition, and results of operations. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Investment Risk

The fair values of our equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At March 31, 2024, our recorded value in equity securities of private companies was $137.4 million. At March 31, 2024, $32.3 million of our equity securities and $10.6 million of our debt securities are of private companies, recorded at fair value using Level 3 inputs. Our fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that providing a sensitivity analysis is not practicable. These investments valued using Level 3 inputs represent 17.7% of assets measured at fair value. See Note 3—Fair Value Measurement for further information. For our equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") under the supervision and with the participation of our principal executive officers and principal financial officer, as of the end of the period covered by this report. Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, privacy, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to significant damages, associated costs, or equitable remedies relating to the operation of our business. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item I of Part I, Financial Statements (Unaudited)—Note 10—Commitments and Contingencies, subheading Legal Proceedings and Contingencies, contained in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Purchases of Equity Securities

See Note 12—Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for information regarding our authorized share repurchase program. There were no repurchases made during the three months ended March 31, 2024. As of March 31, 2024, the approximate dollar value of shares that may yet be purchased under the stock repurchase program is $69.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider trading arrangements and policies.

On February 23, 2024, Joanna C. Burkey, a director of the Company, adopted a "Rule 10b5-1 trading arrangement" as defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c) to sell up to 610 shares of our common stock between May 22, 2024 and May 23, 2024, subject to the terms and conditions of such arrangement.

Other than as disclosed above, during the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibit Number	Exhibit Description
2.1***
Asset Purchase Agreement, dated June 12, 2023, by and among Overstock.com, Inc., Bed Bath & Beyond Inc. and certain subsidiaries of Bed Bath & Beyond Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 13, 2023

	3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2014
	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on November 6, 2023
	3.3	Third Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on November 6, 2023
	10.1*	Employment Letter Agreement between Beyond, Inc. and David Nielsen, dated as of February 18, 2024*
	10.2*	Employment Letter Agreement between Beyond, Inc. and Chandra Holt, dated as of February 14, 2024*
	10.3*	Employment Letter Agreement between Beyond, Inc. and Adrianne Lee, dated as of February 18, 2024*
	10.4*	Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Beyond, Inc. Amended and Restated 2005 Equity Incentive Plan *
	18.1*	Preferability Letter of KPMG LLP, Independent Registered Public Accounting Firm
	31.1*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer
	31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer
	31.3*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
	32.1**	Section 1350 Certification of Co-Principal Executive Officer
	32.2**	Section 1350 Certification of Co-Principal Executive Officer
	32.3**	Section 1350 Certification of Principal Financial Officer
101
Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).
______________________________________
* Filed herewith.
** Furnished herewith.
*** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Reporting
Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2024	BEYOND, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial & Administrative Officer (Principal Financial Officer and Principal Accounting Officer)