Form 10-K/A
period 2023-12-31
BEYOND, INC.
filed 2024-06-24
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                        to

Commission file number: 001-41850

BEYOND, INC.
(Exact name of registrant as specified in its charter)

Delaware		87-0634302
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
799 West Coliseum Way
Midvale,	Utah	84047
(Address of principal executive offices)		(Zip code)
(801) 947-3100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BYON	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2023), was approximately $1.5 billion based upon the last sales price reported by The Nasdaq Global Market, on which the registrant's shares were previously listed. For purposes of this disclosure, shares of Common Stock held by directors and certain officers and by others who may be deemed to be affiliates of the registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be affiliates as that term is defined in the federal securities laws.
There were 45,749,767 shares of the Registrant's common stock, par value $0.0001, outstanding on June 21, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portion of the Registrant's proxy statement for the 2024 Annual Stockholders Meeting, filed March 28, 2024, are incorporated by reference into Part III of the Annual Report on Form 10-K originally filed on February 23, 2024, to the extent stated therein.
Auditor Name: KPMG LLP    Auditor Location: Salt Lake City, Utah    Auditor Firm ID: 185

Explanatory Note
This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K of Beyond, Inc. (the "Company") for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the "SEC") on February 23, 2024 (the "Original Form 10-K"). We are filing this Amendment solely to amend Part IV, Item 15 of the Original Form 10-K by replacing the consents of KPMG LLP ("KPMG"), Ernst & Young LLP ("EY") and Baker Tilly US, LLP ("Baker Tilly") previously filed as Exhibits 23.2, 23.3 and 23.5, respectively, to the Original Form 10-K.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment also contains new certifications by the Company's Principal Executive Officer and Chief Financial Officer, which are filed as exhibits hereto.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. Further, the Original Form 10-K has not been amended or updated to reflect events occurring after February 23, 2024. This Amendment should be read in conjunction with the Original Form 10-K.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1) Financial Statements:
The financial statements are filed as part of the Original Form 10-K under "Item 8. Financial Statements and Supplementary Data" filed with the SEC on February 23, 2024.
(2) Financial Statement Schedules:
The financial statement schedules are filed as part of the Original Form 10-K under "Item 8. Financial Statements and Supplementary Data" filed with the SEC on February 23, 2024.
(3) Exhibits:
The exhibits required by Item 601 of Regulation S-K and Item 15(b) are listed in the Exhibits list below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Asset Purchase Agreement, dated June 12, 2023, by and among Overstock.com, Inc., Bed Bath & Beyond Inc. and certain subsidiaries of Bed Bath & Beyond Inc.	8-K	000-49799	2.1	June 13, 2023

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49799	3.1	July 29, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-49799	3.2	November 6, 2023

3.3	Third Amended and Restated Bylaws	8-K	000-49799	3.3	November 6, 2023

4.1	Form of specimen common stock certificate	S-1/A	333-83728	4.1	May 6, 2002

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	000-49799	4.2	February 24, 2023

10.1(a)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers	10-K	000-49799	10.1	March 18, 2019

10.2(a)	Amended and Restated 2005 Equity Incentive Plan	8-K	000-49799	10.1	May 23, 2023

10.3(a)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan	10-K	000-49799	10.12	February 21, 2013

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	May 7, 2014

10.5	First Amendment dated July 29, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	August 6, 2014

10.6	Second Amendment dated September 3, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	September 8, 2014

10.7	Project Management Agreement dated May 5, 2014 between O.Com Land LLC and Gardner CMS, L.C.	8-K	000-49799	10.2	May 7, 2014

10.8	Purchase and Sale Agreement dated September 17, 2014 by and between the Redevelopment Agency of Midvale City and O.com Land LLC	8-K	000-49799	10.1	September 23, 2014

10.9	Lease Agreement dated October 24, 2014 between O.com Land, LLC and Overstock.com Inc.	8-K	000-49799	10.19	October 28, 2014

10.10(a)	Summary of Unwritten Compensation Arrangements Applicable to Non-Employee Directors of Overstock.com, Inc.	10-K	000-49799	10.16	March 13, 2020

10.11	Amended and Restated Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as agent, dated June 26, 2020	8-K	000-49799	1.1	June 29, 2020

10.12	Loan Agreement by and between Peace Coliseum, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020	8-K	000-49799	10.1	March 12, 2020

10.13	Mezzanine Loan Agreement by and between Peace Coliseum Mezzanine, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020	8-K	000-49799	10.2	March 12, 2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020	8-K	000-49799	10.3	March 12, 2020

10.15	Mezzanine Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020	8-K	000-49799	10.4	March 12, 2020

10.16(a)	Key Employee Severance Plan	8-K	000-49799	10.1	March 24, 2023

10.17	Transaction Agreement, dated as of January 25, 2021, by and among Overstock.com, Inc., Medici Ventures, Inc., Pelion MV GP, L.L.C. and Pelion, Inc., as guarantor	8-K	000-49799	10.1	January 25, 2021

10.18	Medici Ventures, L.P. Limited Partnership Agreement, dated as of April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C.	8-K	000-49799	10.1	April 26, 2021

10.19	First Amendment, dated August 30, 2021, to the Medici Ventures, L.P. Limited Partnership Agreement, dated April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C.	10-Q	000-49799	10.1	November 4, 2021

10.20(a)	2021 Employee Stock Purchase Plan	DEF 14A	000-49799	Annex A	March 25, 2021

10.21(a)	Severance and Release Agreement, dated November 5, 2023, with Jonathan E. Johnson, III	8-K	000-49799	10.1	November 6, 2023

21	Subsidiaries of the Registrant	10-K	001-41850	21	February 23, 2024

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-41850	23.1	February 23, 2024

23.2	Consent of KPMG related to Exhibit 99.1					X

23.3	Consent of Ernst & Young related to Exhibit 99.2					X

23.4	Consent of Ernst & Young related to Exhibit 99.3	10-K	001-41850	23.4	February 23, 2024

23.5	Consent of Baker Tilly related to Exhibit 99.4					X

24	Powers of Attorney (see signature page)	10-K	001-41850		February 23, 2024

31.1	Certification of Co-Principal Executive Officer	10-K	001-41850	31.1	February 23, 2024

31.2	Certification of Co-Principal Executive Officer	10-K	001-41850	31.2	February 23, 2024

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.3	Certification of Principal Financial Officer	10-K	001-41850	31.3	February 23, 2024

31.4	Certification of Principal Executive Officer					X

31.5	Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Co-Principal Executive Officer	10-K	001-41850	32.1	February 23, 2024

32.2	Section 1350 Certification of Co-Principal Executive Officer	10-K	001-41850	32.2	February 23, 2024

32.3	Section 1350 Certification of Principal Financial Officer	10-K	001-41850	32.3	February 23, 2024

97	Incentive Compensation Recovery Policy	10-K	001-41850	97	February 23, 2024

99.1	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2021	10-K	000-49799	99.1	February 24, 2023

99.2	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2022	10-K	000-49799	99.2	February 24, 2023

99.3	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2023	10-K	001-41850	99.3	February 23, 2024

99.4	Audited financial statements of tZERO Group, Inc. as of and for the periods ended December 31, 2022 and 2021	10-K/A	000-49799	99.4	July 3, 2023

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
		10-K	001-41850	101	February 23, 2024

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101)					X
__________________________________________
*Certain schedules and exhibits have been omitted pursuant to Item 6019a)(5) of Regulation S-K. The Reporting Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
(a)Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2024.

BEYOND, INC.
By:	/s/ DAVID J. NIELSEN
David J. Nielsen
President (Principal Executive Officer)