Form 10-Q
period 2024-06-30
BEYOND, INC.
filed 2024-07-31
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024

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

45,750,676 shares of the registrant's common stock, par value $0.0001, were outstanding on July 26, 2024.

BEYOND, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2024

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
•any inability to generate and maintain unpaid natural traffic to our websites;
•any inability to become profitable or generate positive cash flow from operations;
•the relocation or third-party maintenance of our data center or any other risks or challenges that could result in loss of functionality or unavailability of our websites or reduced performance of our transaction systems;
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
•negative economic consequences of political events such as the U.S. presidential election, various global conflicts, and macroeconomic factors;
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

•any difficulties we may encounter as a result of our evolving business practices, including the expansion of our products and service offerings, our continuing expansion into international markets, our changing approach to holding inventory, content creation, and sales through our various websites and brands;
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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this report and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, in our Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024, especially under the headings "Special Cautionary Note Regarding Forward-Looking Statements," "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results and outcomes to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events. Our forward-looking statements contained in this report speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements are based.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$186,174	$302,605
Restricted cash	168	144
Accounts receivable, net of allowance for credit losses of $1,414 and $1,298	18,694	19,420
Inventories	12,099	13,040
Prepaids and other current assets	15,071	14,864
Total current assets	232,206	350,073
Property and equipment, net	27,864	27,577
Intangible assets, net	30,918	25,254
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $32,328 and $41,046	129,667	155,873
Operating lease right-of-use assets	2,950	3,468
Other long-term assets, net	12,551	12,951
Property and equipment, net held for sale	54,466	54,462
Total assets	$496,782	$635,818
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$91,210	$106,070
Accrued liabilities	61,306	73,682
Unearned revenue	47,806	49,597
Operating lease liabilities, current	2,723	2,814
Current debt, net held for sale	—	232
Total current liabilities	203,045	232,395
Operating lease liabilities, non-current	425	940
Other long-term liabilities	8,738	9,107
Long-term debt, net held for sale	34,220	34,244
Total liabilities	246,428	276,686
Commitments and contingencies (Note 10)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	June 30, 2024	December 31, 2023
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 52,230 and 51,770
Outstanding shares - 45,750 and 45,414	5	5
Additional paid-in capital	1,018,619	1,007,649
Accumulated deficit	(598,177)	(481,671)
Accumulated other comprehensive loss	(498)	(506)
Treasury stock at cost - 6,480 and 6,356	(169,595)	(166,345)
Total stockholders' equity	250,354	359,132
Total liabilities and stockholders' equity	$496,782	$635,818

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net revenue	$398,104	$422,211	$780,385	$803,351
Cost of goods sold	317,936	314,642	625,858	594,098
Gross profit	80,168	107,569	154,527	209,253
Operating expenses
Sales and marketing	66,290	49,242	134,196	96,290
Technology	27,342	27,706	56,923	58,252
General and administrative	18,531	21,673	38,985	42,156
Customer service and merchant fees	15,006	13,197	28,949	25,168
Total operating expenses	127,169	111,818	259,053	221,866
Operating loss	(47,001)	(4,249)	(104,526)	(12,613)
Interest income, net	2,309	3,059	5,026	5,618
Other income (expense), net	2,231	(80,673)	(16,560)	(88,062)
Loss before income taxes	(42,461)	(81,863)	(116,060)	(95,057)
Provision (benefit) for income taxes	117	(8,370)	446	(11,257)
Net loss	$(42,578)	$(73,493)	$(116,506)	$(83,800)
Net loss per share of common stock:
Basic	$(0.93)	$(1.63)	$(2.55)	$(1.86)
Diluted	$(0.93)	$(1.63)	$(2.55)	$(1.86)
Weighted average shares of common stock outstanding:
Basic	45,742	45,200	45,665	45,134
Diluted	45,742	45,200	45,665	45,134

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(42,578)	$(73,493)	$(116,506)	$(83,800)
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $0, $0, and $0	4	4	8	8
Other comprehensive income	4	4	8	8
Comprehensive loss	$(42,574)	$(73,489)	$(116,498)	$(83,792)

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Equity attributable to stockholders of Beyond, Inc.
Shares of common stock issued
Balance at beginning of period	52,210	51,438	51,770	51,102
Common stock issued upon vesting of restricted stock	20	17	404	285
Common stock issued for ESPP purchases	—	—	56	68
Balance at end of period	52,230	51,455	52,230	51,455
Shares of treasury stock
Balance at beginning of period	6,477	6,247	6,356	6,151
Tax withholding upon vesting of employee stock awards	3	6	124	102
Balance at end of period	6,480	6,253	6,480	6,253
Total shares of common stock outstanding	45,750	45,202	45,750	45,202
Common stock	$5	$5	$5	$5

Preferred stock	$—	$—	$—	$—

Additional paid-in capital
Balance at beginning of period	$1,013,360	$989,634	$1,007,649	$982,718
Stock-based compensation to employees and directors	5,259	6,270	10,035	12,065
Common stock issued for ESPP purchases	—	—	935	1,121
Balance at end of period	$1,018,619	$995,904	$1,018,619	$995,904
Accumulated deficit
Balance at beginning of period	$(555,599)	$(184,136)	$(481,671)	$(173,829)
Net loss	(42,578)	(73,493)	(116,506)	(83,800)
Balance at end of period	$(598,177)	$(257,629)	$(598,177)	$(257,629)
Accumulated other comprehensive loss
Balance at beginning of period	$(502)	$(518)	$(506)	$(522)
Net other comprehensive income	4	4	8	8
Balance at end of period	$(498)	$(514)	$(498)	$(514)
Treasury stock
Balance at beginning of period	$(169,517)	$(164,480)	$(166,345)	$(162,546)
Tax withholding upon vesting of employee stock awards	(78)	(120)	(3,250)	(2,054)
Balance at end of period	$(169,595)	$(164,600)	$(169,595)	$(164,600)
Total stockholders' equity	$250,354	$573,166	$250,354	$573,166

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(116,506)	$(83,800)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,355	10,501
Non-cash operating lease cost	1,491	2,554
Stock-based compensation to employees and directors	10,035	12,065
(Increase) decrease in deferred income taxes, net	175	(11,502)
Gain on sale of intangible assets	(10,250)	—
Loss from equity method securities	26,206	87,820
Other non-cash adjustments	(260)	(186)
Changes in operating assets and liabilities:
Accounts receivable, net	726	(1,429)
Inventories	941	213
Prepaids and other current assets	(182)	(907)
Other long-term assets, net	132	(1,537)
Accounts payable	(14,897)	11,992
Accrued liabilities	(12,537)	(3,369)
Unearned revenue	(1,791)	(1,101)
Operating lease liabilities	(1,575)	(2,779)
Other long-term liabilities	(565)	237
Net cash (used in) provided by operating activities	(110,502)	18,772
Cash flows from investing activities:
Proceeds from the sale of intangible assets	10,250	—
Expenditures for property and equipment	(7,951)	(12,048)
Purchase of intangible assets	(6,160)	(22,832)
Disbursement for notes receivable	—	(10,000)
Other investing activities, net	553	445
Net cash used in investing activities	(3,308)	(44,435)
Cash flows from financing activities:
Payments of taxes withheld upon vesting of employee stock awards	(3,250)	(2,054)
Other financing activities, net	653	(664)
Net cash used in financing activities	(2,597)	(2,718)
Net decrease in cash, cash equivalents, and restricted cash	(116,407)	(28,381)
Cash, cash equivalents, and restricted cash, beginning of period	302,749	371,457
Cash, cash equivalents, and restricted cash, end of period	$186,342	$343,076

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Beyond, Inc. is an ecommerce expert with a singular focus: connecting consumers with products and services that unlock their families' and homes' potential. As the owner of Bed Bath & Beyond, Overstock, Zulily, and other related brands and associated intellectual property, our suite of online shopping brands features millions of products for various life stages that millions of customers visit each month.

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

The accompanying unaudited consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

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

The change in presentation to the Company's unaudited consolidated statements of operations were as follows (in thousands):

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Previously reported	Effect of change	As adjusted	Previously reported	Effect of change	As adjusted
Cost of goods sold	$327,839	$(13,197)	$314,642	$619,266	$(25,168)	$594,098
Gross profit	94,372	13,197	107,569	184,085	25,168	209,253
Customer service and merchant fees	—	13,197	13,197	—	25,168	25,168

Recently issued accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. For public entities, ASU 2023-07 is required to be adopted for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on our consolidated financial statements and related disclosures. This ASU will likely result in us including the additional required disclosures when adopted.

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

3. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$146,760	$146,760	$—	$—
Equity securities, at fair value	32,328	—	—	32,328
Available-for-sale debt securities (1)	10,733	—	—	10,733
Trading securities held in a "rabbi trust" (1)	1	1	—	—
Total assets	$189,822	$146,761	$—	$43,061
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$535	$535	$—	$—
Total liabilities	$535	$535	$—	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$246,425	$246,425	$—	$—
Equity securities, at fair value	41,046	—	—	41,046
Available-for-sale debt securities (1)	10,484	—	—	10,484
Trading securities held in a "rabbi trust" (1)	496	496	—	—
Total assets	$298,451	$246,921	$—	$51,530
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$513	$513	$—	$—
Total liabilities	$513	$513	$—	$—
___________________________________________
(1)    Included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.
(2)    Included in Accrued liabilities in the consolidated balance sheets.

The following table provides activity for our Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2022	$82,787
Increase due to purchases of Level 3 investments	10,000
Decrease in fair value of Level 3 investments	(41,741)
Accrued interest on Level 3 investments	484
Level 3 investments at December 31, 2023	51,530
Decrease in fair value of Level 3 investments	(8,718)
Accrued interest on Level 3 investments	249
Level 3 investments at June 30, 2024	$43,061

4. ASSETS HELD FOR SALE

In December 2023, the Company committed to a plan to sell its corporate headquarters and associated building loan on the corporate headquarters (the disposal group). Management has selected a broker to actively market and sell its corporate headquarters. The corporate headquarters and related assets and liabilities met the criteria to be classified as held for sale as of June 30, 2024 and December 31, 2023 and are presented separately on our consolidated balance sheets. As of June 30, 2024, the corporate headquarters is being actively marketed to sell and is expected to sell within one year.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net (excluding assets held for sale) consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer hardware and software, including internal-use software and website development	$256,950	$249,208
Furniture and equipment	10,864	10,919
Leasehold improvements	1,765	1,795
	269,579	261,922
Less: accumulated depreciation	(241,715)	(234,345)
Total property and equipment, net	$27,864	$27,577

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Capitalized internal-use software and website development	$4,576	$4,234	$7,960	$6,281
Depreciation of internal-use software and website development	2,066	1,645	4,016	4,715

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$98	$206	$196	$440
Technology	3,930	3,286	7,447	7,990
General and administrative	103	1,021	211	2,063
Total depreciation	$4,131	$4,513	$7,854	$10,493

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

On March 31, 2024, we entered into an Asset Purchase Agreement with Indo Count Global, Inc. to sell certain intellectual property related to the Wamsutta brand which was acquired as part of our purchase of the Bed Bath & Beyond brand in June 2023, for a total sales price of $10.3 million in cash plus the assumption of certain liabilities. On April 18, 2024, we closed the transaction and received the $10.3 million cash proceeds. For the three and six months ended June 30, 2024, we recognized the entire $10.3 million as a gain on the sale which is included in Other income (expense), net in our consolidated statements of operations.

Intangible assets, net consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Intangible assets subject to amortization, gross (1)	$6,148	$5,331
Less: accumulated amortization of intangible assets	(2,615)	(2,114)
Intangible assets subject to amortization, net	3,533	3,217
Intangible assets not subject to amortization	27,385	22,037
Total intangible assets, net	$30,918	$25,254
___________________________________________
(1)    At June 30, 2024, the weighted average remaining useful life for intangible assets subject to amortization, gross was 4.1 years.

7. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Equity securities accounted for under the equity method under ASC 323	$97,339	$114,827
Equity securities accounted for under the equity method under the fair value option	32,328	41,046
Total equity securities	$129,667	$155,873

Our equity securities accounted for under the equity method under ASC 323 include equity securities in which we can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity.

The following table includes our equity securities accounted for under the equity method (ASC 323) and related ownership interest as of June 30, 2024:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	28%
SpeedRoute, LLC	49%

The carrying amount of our equity method securities was $129.7 million at June 30, 2024, which is included in Equity securities on our consolidated balance sheets, of which $32.3 million was valued under the fair value option (tZERO and SpeedRoute). For our investments in Medici Ventures, L.P., tZERO, and SpeedRoute there was no difference in the carrying amount of the assets and liabilities and our maximum exposure to loss, and there was no difference between the carrying amount of our investment in Medici Ventures, L.P., and the amount of underlying equity we have in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in Other income (expense), net in our consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss recognized on our proportionate share of the net assets of our equity method securities	$(7,754)	$(36,237)	$(17,488)	$(43,418)
Decrease in fair value of equity method securities held under fair value option	—	(44,402)	(8,718)	(44,402)

Regulation S-X Rule 10-01(b)(1)

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered "significant subsidiaries". Summarized income statement information of an equity method investee is required in an interim report if the significance criteria are met as defined under SEC guidance. For the period ended June 30, 2024, none of our equity method investees met the significance criteria. The following is the unaudited summarized financial information for those equity method securities that met the significance criteria for the period ended June 30, 2023 (in thousands):

	Three months ended June 30, 2023	Six months ended June 30, 2023
Results of Operations
Revenues	$266	$764
Pre-tax loss	(3,088)	(8,295)
Net loss	(3,111)	(8,435)

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

In January 2024, we repaid the entire outstanding balance under the Mezzanine Note. As of June 30, 2024, the total outstanding debt on the Senior Note was $34.2 million, net of $281,000 in capitalized debt issuance costs. Our total outstanding debt on the Senior Note is classified as held-for-sale and included in Long-term debt, net held for sale on our consolidated balance sheets. See Note 4—Assets Held for Sale for further information.

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

9. LEASES

We have operating leases for a warehouse, office space, and data centers. Our leases have remaining lease terms of one year to three years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year. Variable lease costs include executory costs, such as taxes, insurance, and maintenance.

The components of lease expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$677	$1,492	$1,559	$2,898
Variable lease cost	163	383	431	747

The following table provides a summary of other information related to leases (in thousands):

	Six months ended June 30,
	2024	2023
Cash payments included in operating cash flows from lease arrangements	$1,657	$3,023

The following table provides supplemental balance sheet information related to leases:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term—operating leases	1.25 years	1.57 years
Weighted-average discount rate—operating leases	5%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of June 30, 2024, are as follows (in thousands):

Payments due by period	Amount
2024 (Remainder)	$1,448
2025	1,540
2026	250
2027	83
Total lease payments	3,321
Less interest	173
Present value of lease liabilities	$3,148

10. COMMITMENTS AND CONTINGENCIES

Legal proceedings and contingencies

From time to time, we are involved in litigation concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our websites. In connection with such litigation, we have been in the past and we may be in the future subject to significant damages. In some instances, other parties may have contractual indemnification obligations to us. However, such contractual obligations may prove unenforceable or non-collectible, and if we cannot enforce or collect on indemnification obligations, we may bear the full responsibility for damages, fees, and costs resulting from such litigation. We may also be subject to penalties and equitable remedies that could force us to alter important business practices. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. The nature of the loss contingencies relating to claims that have been asserted against us are described below.

As previously disclosed, in October 2019, we received a subpoena from the SEC requiring us to produce documents and other information related to the Series A-1 Preferred stock dividend we announced to stockholders in June 2019 and requesting copies of trading plans ("10b5-1 plans") intended to comply with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") entered into by certain officers and directors. In December 2019, we received a subpoena from the SEC requesting our insider trading policies and certain employment and consulting agreements. We also received requests from the SEC for our communications with our former Chief Executive Officer and Director, Patrick Byrne, and the matters referenced in the December 2019 subpoenas. In January 2021, we received a subpoena from the SEC requesting information regarding our retail guidance in 2019 and certain communications with current and former executives, board members, and investors. We have continued to receive requests from the SEC related to the matters referenced in the December 2019 subpoenas. We continue to cooperate with the SEC on these matters.

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former Chief Executive Officer and former Chief Financial Officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), and Section 20A of the Exchange Act. On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming us and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our former Overstock President (now current President of Beyond, Inc.), our former Chief Executive Officer, and our former Chief Financial Officer. We filed a motion to dismiss and, on September 28, 2020, the court granted our motion and entered judgment in our favor. The plaintiffs filed a motion to amend their complaint on October 23, 2020. The United States District Court of Utah granted the plaintiffs' motion to amend their complaint on January 6, 2021. The plaintiffs filed their amended complaint on January 11, 2021. We filed a motion to dismiss plaintiffs' amended complaint, and on September 20, 2021, the court granted our motion and entered judgment in our favor. On October 18, 2021, the plaintiffs filed a Notice of Appeal, appealing the ruling of the district court to the United States Court of Appeals for the Tenth Circuit. We are awaiting a ruling from the Tenth Circuit that heard oral argument on the appeal on February 9, 2023. No estimates of the possible losses or range of losses can be made at this time. We intend to continue to vigorously defend this consolidated action.

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

We establish liabilities when a particular contingency is probable and estimable which are included in Accrued liabilities on our consolidated balance sheets. At June 30, 2024 and December 31, 2023, our established liabilities were not material.

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

JonesTrading Sales Agreement

We entered into a Capital on DemandTM Sales Agreement (the "Sales Agreement") dated June 10, 2024 with JonesTrading Institutional Services LLC ("JonesTrading"), under which we may conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading, acting as our sales agent or principal, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell shares under the Sales Agreement, but we may do so from time to time. For the three and six months ended June 30, 2024, we did not sell any shares of our common stock pursuant to the Sales Agreement. As of June 30, 2024, we had $200.0 million available under our "at the market" sales program.

Stock Repurchase Program

During the three and six months ended June 30, 2024 and 2023, we did not repurchase any shares of our common stock under our stock repurchase program. As of June 30, 2024, we had $69.9 million available for future share repurchases under our current repurchase authorization through December 31, 2025.

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

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$3	$11	$3	$30
Sales and marketing	273	238	495	428
Technology	2,028	2,609	4,008	5,031
General and administrative	2,955	3,412	5,529	6,576
Total stock-based compensation	$5,259	$6,270	$10,035	$12,065

Beyond restricted stock unit awards

The Beyond, Inc. Amended and Restated 2005 Equity Incentive Plan provides for the grant of restricted stock units and other types of equity awards to employees and directors of the Company. The Compensation Committee of the Board of Directors approves grants of restricted stock unit awards to our officers, board members and employees. These restricted stock unit awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.4% at the end of the third year, subject to the recipient's continuing service to us. During the first quarter of fiscal 2024, we changed our vesting schedule for newly granted restricted stock units from three years to four years. These restricted stock unit awards will vest at 25% each year. For the six months ended June 30, 2024, we granted 256,064 restricted stock awards with a cumulative grant date fair value of $7.7 million under the new vesting schedule.

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

Performance Shares

During the six months ended June 30, 2024, we granted 1,472,500 performance-based shares ("PSUs") to our executive management team. A portion of each grant of PSUs (25%) is eligible to vest based on our net revenue performance and the remaining portion (75%) is eligible to vest based on our stock price performance. The PSUs tied to stock price performance will be eligible to vest in three installments upon the achievement of three separate stock price hurdles during the three-year period following the grant date, with 33% of the PSUs earned if the average per-share closing price of our common stock over any 20 consecutive trading day period equals or exceeds $40.00 per share (but in no event prior to the first anniversary of the grant date), 33% of the PSUs earned if the average per-share closing price of our common stock over any 20 consecutive trading day period equals or exceeds $50.00 per share (but in no event prior to the second anniversary of the grant date), and 34% of the PSUs earned if the average per share closing price of our common stock over any 20 consecutive trading day period equals or exceeds $60.00 per share (but in no event prior to the third anniversary of the grant date), in each case subject to the recipient’s continued service through the vesting date. If a stock price hurdle is not achieved during the three years following the grant date, the portion of the award tied to such stock price hurdle will be forfeited.

The PSUs tied to net revenue performance will vest based on our net revenue over three years, with one-third of the PSUs eligible to vest on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through the vesting date. To be eligible to vest in any tranche of the PSUs tied to net revenue performance, we must meet the GAAP net revenue goal established for the applicable year.

For the portion of the PSUs that vest based on our net revenue performance, we recognize expense as compensation cost, the fair value on the date of grant over the performance period, taking into account the probability that we will satisfy the performance goals. For the portion of the PSUs that vest based on stock price hurdles, which is a market condition, we use a Monte Carlo valuation model to estimate the fair value as of the date of grant and expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied.

Stock-based compensation related to the PSUs is included in the stock-based compensation expense table above combined with the expense associated with our restricted stock units, performance share options, and ESPP. Stock-based compensation related to the PSUs was $1.8 million and $3.3 million for the three and six months ended June 30, 2024, respectively.

Performance Share Options

During the six months ended June 30, 2024, we granted a performance-based option to purchase 2,250,000 shares of our common stock to our Executive Chairman of the Board of Directors (the "Performance Share Option"). The Performance Share Option will be eligible to vest in three installments upon the achievement of three separate stock price hurdles during the four-year period following the grant date, with 500,000 of the shares subject to the Performance Share Option, having an exercise price of $45.00 per share, becoming vested if the average per-share closing price of our common stock over any 20 consecutive trading day period following the grant date but on or prior to the second anniversary of the grant date equals or exceeds $45.00 per share (but in no event will this tranche vest prior to the first anniversary of the grant date); 750,000 of the shares subject to the Performance Share Option, having an exercise price of $50.00 per share, becoming vested if the average per-share closing price of our common stock over any 20 consecutive trading day period following the grant date but on or prior to the third anniversary of the grant date equals or exceeds $50.00 per share (but in no event will this tranche vest prior to the second anniversary of the grant date); and 1,000,000 of the shares subject to the Performance Share Option, having an exercise price of $60.00 per share, becoming vested if the average per-share closing price of our common stock over any 20 consecutive trading day period following the grant date but on or prior to the fourth anniversary of the grant date equals or exceeds $60.00 per share (but in no event will this tranche vest prior to the third anniversary of the grant date), in each case subject to the Executive Chairman's continued service through the vesting date. If a stock price hurdle is not achieved during the performance period following the grant date, the portion of the award tied to such stock price hurdle will be forfeited.

The fair value of the Performance Share Option is determined using a Monte Carlo valuation model to estimate the fair value as of the date of grant and we will expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied.

Stock-based compensation related to the Performance Share Option is included in stock-based compensation expense table above combined with the expense associated with our restricted stock units, PSUs, and ESPP. Stock-based compensation related to the performance share options was $438,000 for each of the three and six months ended June 30, 2024.

The following table summarizes restricted stock unit, PSU, and Performance Share Option award activity (in thousands, except per share data):

	Six months ended June 30, 2024
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	984	$29.60
Granted at fair value	3,987	10.81
Vested	(404)	32.91
Forfeited	(458)	22.45
Outstanding—end of period	4,109	$11.84

Employee Stock Purchase Plan

 Purchases under the 2021 Employee Stock Purchase Plan (the "ESPP") during the six months ended June 30, 2024 and 2023 were 56,575 shares and 68,011 shares, respectively, at an average purchase price per share of $16.53 and $16.46, respectively. At June 30, 2024, approximately 2.7 million shares of common stock remained available under the ESPP.

Stock-based compensation related to the ESPP is included in the stock-based compensation expense table above combined with the expense associated with our restricted stock units, PSUs, and performance share options. Stock-based compensation related to the ESPP was $305,000 and $515,000 for the three months ended June 30, 2024 and 2023, respectively, and $651,000 and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

14. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2022	$44,480
Increase due to deferral of revenue at period end, net	35,290
Decrease due to beginning contract liabilities recognized as revenue	(30,173)
Unearned revenue at December 31, 2023	49,597
Increase due to deferral of revenue at period end, net	30,719
Decrease due to beginning contract liabilities recognized as revenue	(32,510)
Unearned revenue at June 30, 2024	$47,806

Our total unearned revenue related to outstanding loyalty program rewards was $13.6 million and $12.1 million at June 30, 2024 and December 31, 2023, respectively. Breakage income related to loyalty program rewards and gift cards is recognized in Net revenue in our consolidated statements of operations. Breakage included in revenue was $2.1 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $3.4 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations. At June 30, 2024 and December 31, 2023, we had an additional $5.1 million and $5.6 million, respectively, of unearned contract revenue classified within Other long-term liabilities on our consolidated balance sheets.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2022	$10,222
Additions to the allowance	121,939
Deductions from the allowance	(123,510)
Allowance for returns at December 31, 2023	8,651
Additions to the allowance	58,771
Deductions from the allowance	(58,310)
Allowance for returns at June 30, 2024	$9,112

15. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common shareholders	$(42,578)	$(73,493)	$(116,506)	$(83,800)

Denominator:
Weighted average shares of common stock outstanding—basic	45,742	45,200	45,665	45,134
Weighted average shares of common stock outstanding—diluted	45,742	45,200	45,665	45,134

Net loss per share of common stock:
Basic	$(0.93)	$(1.63)	$(2.55)	$(1.86)
Diluted	$(0.93)	$(1.63)	$(2.55)	$(1.86)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Restricted stock units, PSUs, and Performance Share Option	4,109	1,467	4,109	1,467
Employee stock purchase plan	135	110	135	110

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

Overview

We are an ecommerce expert with a singular focus: connecting consumers with products and services that unlock their families' and homes' potential. As the owner of Bed Bath & Beyond, Overstock, Zulily, and other related brands and associated intellectual property, our suite of online shopping brands features millions of products for various life stages that millions of customers visit each month. As used herein, "Beyond," "the Company," "we," "our" and similar terms include Beyond, Inc. and our controlled subsidiaries, unless the context indicates otherwise.

Through our Bed Bath & Beyond brand, we aim to provide an extensive array of home-related products tailored specifically for our target customers—consumers who seek comprehensive support throughout their shopping journey, aspiring to discover quality, stylish products at competitive prices that align with their budget requirements. We regularly refresh our product assortment to reflect the evolving preferences of our customers and aim to stay aligned with current trends. The mission of this brand is to be a category-leading ownership of four distinct rooms of the home: the bedroom, the bathroom, the kitchen, and the patio, and our goal is for our assortment to include not only core legacy categories like bedding and kitchenware, but also adjacent categories like bedroom and outdoor furniture and rugs. Leveraging an asset-light supply chain, we offer direct shipping to customers from both our suppliers and our leased warehouse.

Bed Bath & Beyond's strategic priorities include assortment curation to elevate product quality levels and improve ease of selection, as well as the creation of specialized experiences centered around our target customers' key life events such as getting married, having a baby, sending a child to college or hosting Thanksgiving for the first time.

Through our Overstock brand, we aim to provide a wide array of quality goods at discounted prices. We aim to provide a treasure hunt-like experience for our target customers—consumers who are highly engaged and actively seeking great deals, and regularly refresh our featured deals. Our product assortment includes core legacy categories such as indoor and outdoor furniture, apparel and footwear, rugs, décor, lighting, jewelry and watches, sports and entertainment, as well as new categories including closeouts, liquidation, and factory direct, with plans to introduce additional categories in the near term.

Across both brands, we leverage our Beyond+ services platform where our customers can purchase add-on services such as warranties, shipping insurance, installation services, and gain access to home loans.

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

Revenue decreased 5.7% for the three months ended June 30, 2024, compared to the same period in 2023. This decrease was primarily due to a 13% decrease in average order value. The decrease was partially offset by an 8% increase in orders delivered. The decrease in average order value was largely driven by orders mixing into categories with lower average unit retail price. The increase in orders delivered was driven by growth in active customers, partially offset by macroeconomic factors impacting consumer sentiment and a shift in consumer spending preferences.

Gross profit decreased 25.5% for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to a decrease in gross margin. Gross margin decreased to 20.1% for the three months ended June 30, 2024, compared to 25.5% for the same period in 2023, primarily due to increased promotional discounting and carrier costs.

Sales and marketing expenses as a percent of revenue increased from 11.7% for the three months ended June 30, 2023 to 16.7% for the three months ended June 30, 2024, primarily due to increased performance marketing expense and increased brand advertising.

Technology expenses totaled $27.3 million for the three months ended June 30, 2024, a $364,000 decrease compared to the three months ended June 30, 2023, primarily due to a reduction in staff-related expenses.

General and administrative expenses decreased $3.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a reduction in staff-related and third-party expenses.

Customer service and merchant fees increased $1.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to increased outsourced labor as a result of increased order volume and increased credit card costs driven by a shift in payment mix and increased order volume.

Our consolidated cash and cash equivalents balance decreased from $302.6 million as of December 31, 2023, to $186.2 million as of June 30, 2024.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends, including, but not limited to, geopolitical events, including the upcoming U.S. presidential election, higher interest rates, and inflation. These events have and may continue to negatively impact consumer confidence and consumer spending, which have and may continue to adversely affect our business and our results of operations. Due to the uncertain and constantly evolving nature and volatility created by these disruptions to global economic activities, we cannot currently predict the long-term impact of these events on our operations and financial results. As of June 30, 2024, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023, and Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net revenue	$398,104	$422,211	$780,385	$803,351
Cost of goods sold (1)
Product costs and other cost of goods sold	317,936	314,642	625,858	594,098
Gross profit (1)	$80,168	$107,569	$154,527	$209,253
Year-over-year percentage change
Net revenue	(5.7)%		(2.9)%
Gross profit (1)	(25.5)%		(26.2)%
Percent of net revenue
Cost of goods sold (1)
Product costs and other cost of goods sold	79.9%	74.5%	80.2%	74.0%
Gross margin	20.1%	25.5%	19.8%	26.0%
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

The 5.7% decrease in net revenue for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to a 13% decrease in average order value. The decrease was partially offset by an 8% increase in orders delivered. The decrease in average order value was largely driven by orders mixing into categories with lower average unit retail price. The increase in orders delivered was driven by growth in active customers, partially offset by macroeconomic factors impacting consumer sentiment and a shift in consumer spending preferences.

The 2.9% decrease in net revenue for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to a 17% decrease in average order value. The decrease was partially offset by an 18% increase in orders delivered. The decrease in average order value was largely driven by orders mixing into categories with lower average unit retail price. The increase in orders delivered was driven by growth in active customers, partially offset by macroeconomic factors impacting consumer sentiment and a shift in consumer spending preferences.

International net revenues were less than 6% of total net revenues for each of the three and six months ended June 30, 2024 and 2023.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended June 30, 2024
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(10,756)	$(1,233)
1	$(4,263)	$(489)
As reported	As reported	As reported
-1	$3,390	$389
-2	$6,531	$749

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

Gross margins for the past six quarterly periods and fiscal year ending 2023 were:

	Q1 2023	Q2 2023	Q3 2023	Q4 2023	FY 2023	Q1 2024	Q2 2024
Gross margin	26.7%	25.5%	22.2%	19.2%	23.4%	19.5%	20.1%

Gross profit for the three months ended June 30, 2024 decreased 25.5% compared to the same period in 2023, primarily due to a decrease in gross margin. Gross margin decreased to 20.1% for the three months ended June 30, 2024, compared to 25.5% for the same period in 2023, primarily due to increased promotional discounting and carrier costs.

Gross profit for the six months ended June 30, 2024 decreased 26.2% compared to the same period in 2023, primarily due to a decrease in gross margin. Gross margin decreased to 19.8% for the six months ended June 30, 2024, compared to 26.0% for the same period in 2023, primarily due to increased promotional discounting and carrier costs.

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

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales and marketing expenses	$66,290	$49,242	$134,196	$96,290
Advertising expense included in sales and marketing expenses	63,583	46,883	128,543	91,689
Year-over-year percentage change
Sales and marketing expenses	34.6%		39.4%
Advertising expense included in sales and marketing expenses	35.6%		40.2%
Percent of net revenue
Sales and marketing expenses	16.7%	11.7%	17.2%	12.0%
Advertising expense included in sales and marketing expenses	16.0%	11.1%	16.5%	11.4%

The 500 basis point increase in sales and marketing expenses as a percent of net revenue for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to increased performance marketing expense and increased brand advertising.

The 520 basis point increase in sales and marketing expenses as a percent of net revenue for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to increased performance marketing expense and increased brand advertising.

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

The following table summarizes our technology expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Technology expenses	$27,342	$27,706	$56,923	$58,252
Year-over-year percentage change
Technology expenses	(1.3)%		(2.3)%
Technology expenses as a percent of net revenue	6.9%	6.6%	7.3%	7.3%

The $0.4 million decrease in technology expenses for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to a reduction in staff-related expenses.

The $1.3 million decrease in technology expenses for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to a reduction in staff-related expenses.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$18,531	$21,673	$38,985	$42,156
Year-over-year percentage change
General and administrative expenses	(14.5)%		(7.5)%
General and administrative expenses as a percent of net revenue	4.7%	5.1%	5.0%	5.2%

The $3.1 million decrease in general and administrative expenses for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to a reduction in staff-related and third-party expenses.

The $3.2 million decrease in general and administrative expenses for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to a reduction in staff-related and third-party expenses.

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

The following table summarizes our customer service and merchant fees (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Customer service and merchant fees	$15,006	$13,197	$28,949	$25,168
Year-over-year percentage change
Customer service and merchant fees	13.7%		15.0%
Customer service and merchant fees as a percent of net revenue	3.8%	3.1%	3.7%	3.1%

The $1.8 million increase in customer service and merchant fees for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to increased outsourced labor as a result of increased order volume and increased credit card costs driven by a shift in payment mix and increased order volume.

The $3.8 million increase in customer service and merchant fees for the six months ended June 30, 2024, as compared to the same period in 2023 was primarily due to increased outsourced labor as a result of increased order volume and increased credit card costs driven by a shift in payment mix and increased order volume.

Other income (expense), net

The $82.9 million change in other income (expense), net for the three months ended June 30, 2024 as compared to the same period in 2023, was primarily due to a $72.9 million decrease in loss recognized from our equity method securities and a $10.3 million gain on the sale of intangible assets related to the Wamsutta brand.

The $71.5 million change in other income (expense), net for the six months ended June 30, 2024 as compared to the same period in 2023, was primarily due to a $61.6 million decrease in loss recognized from our equity method securities and a $10.3 million gain on the sale of intangible assets related to the Wamsutta brand.

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

Our provision (benefit) for income tax for the three months ended June 30, 2024 and 2023 was $117,000 and $(8.4) million, respectively. The effective tax rate for the three months ended June 30, 2024 and 2023 was (0.3)% and 10.2%, respectively. Our provision (benefit) for income tax for the six months ended June 30, 2024 and 2023 was $446,000 and $(11.3) million, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 was (0.4)% and 11.8%, respectively. Our tax provision and rate changed during the three and six months ended June 30, 2024 as compared to the same period in 2023, and differs from the statutory federal income tax rate of 21% primarily due to year-to-date losses on our retail operations for which tax benefits are limited.

Each quarter we assess on a jurisdictional basis whether it is more likely than not that our deferred tax assets will be realized under ASC Topic 740. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to recover our deferred tax assets. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. A significant piece of objective negative evidence evaluated as of June 30, 2024, is the cumulative loss position over a three-year period generated by our U.S. retail operations. On the basis of this evaluation, we maintain a valuation allowance against our deferred tax assets for the U.S. jurisdiction, not supported by reversals of taxable temporary differences. We intend to continue maintaining a valuation allowance on our net U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

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

As we repatriate foreign earnings for use in the United States, the distributions are generally exempt from federal and foreign income taxes but may be subject to certain state taxes. As of June 30, 2024, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivable, net. At June 30, 2024, we had $186.2 million of cash and cash equivalents and $18.7 million of accounts receivable, net.

We entered into a Sales Agreement dated June 10, 2024 with JonesTrading, under which we may conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading, acting as our sales agent or principal, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. At June 30, 2024, we had $200.0 million available under our "at the market" sales program.

Cash flow information is as follows (in thousands):

	Six months ended June 30,
	2024	2023
Cash (used in) provided by:
Operating activities	$(110,502)	$18,772
Investing activities	(3,308)	(44,435)
Financing activities	(2,597)	(2,718)

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $110.5 million of net cash used in operating activities during the six months ended June 30, 2024 was primarily due to loss from operating activities adjusted for non-cash items of $80.8 million and cash used by changes in operating assets and liabilities of $29.7 million.

The $18.8 million of net cash provided by operating activities during the six months ended June 30, 2023 was primarily due to income from operating activities adjusted for non-cash items of $17.5 million and cash provided by changes in operating assets and liabilities of $1.3 million.

Investing activities

For the six months ended June 30, 2024, investing activities resulted in a net cash outflow of $3.3 million, primarily due to $8.0 million of expenditures for property and equipment and $6.2 million for purchases of intangible assets offset by $10.3 million of proceeds received from the sale of intangible assets.

For the six months ended June 30, 2023, investing activities resulted in a net cash outflow of $44.4 million, primarily due to $22.8 million for purchases of intangible assets, $10.0 million for disbursement of notes receivable and $12.0 million of expenditures for property and equipment.

Financing activities

For the six months ended June 30, 2024, financing activities resulted in a net cash outflow of $2.6 million, primarily due to $3.3 million for payment of taxes withheld upon vesting of employee stock awards.

For the six months ended June 30, 2023, financing activities resulted in a net cash outflow of $2.7 million, primarily due to $2.1 million for payment of taxes withheld upon vesting of employee stock awards.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2024 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$3,321	$2,829	$492	$—	$—
Loan agreements (2)	43,033	1,483	2,968	2,972	35,610
Total contractual cash obligations	$46,354	$4,312	$3,460	$2,972	$35,610
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

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of June 30, 2024, accrued tax contingencies were $3.8 million. Changes in federal, foreign, state, and local tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

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

Government Regulation

We are subject to a wide variety of laws, rules, mandates, and regulations, some of which apply or may apply to us as a result of our retail business, and others of which apply to us for other reasons, such as our status as a publicly held company or the places in which we sell certain types or amounts of products or services. Our retail business is subject to general business regulations and laws, regulations and laws specifically governing the internet, ecommerce, and other services we offer. Existing and future laws and regulations may result in increasing expense and may impede our growth. Applicable and potentially applicable regulations and laws include regulations and laws regarding taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, employment, import and export matters, information reporting requirements, access to our services and facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics and quality of products and services, product labeling and unfair and deceptive trade practices.

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

Investment Risk

The fair values of our equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At June 30, 2024, our recorded value in equity securities of private companies was $129.7 million. At June 30, 2024, $32.3 million of our equity securities and $10.7 million of our debt securities are of private companies, recorded at fair value using Level 3 inputs. Our fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that providing a sensitivity analysis is not practicable. These investments valued using Level 3 inputs represent 22.7% of assets measured at fair value. See Note 3—Fair Value Measurement for further information. For our equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") under the supervision and with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, privacy, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our websites. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to significant damages, associated costs, or equitable remedies relating to the operation of our business. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item I of Part I, Financial Statements (Unaudited)—Note 10—Commitments and Contingencies, subheading Legal Proceedings and Contingencies, contained in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors and the risk factors previously disclosed in Part 1, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2023 carefully. If any one or more of such risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should carefully read all of the risk factors below, the risk factors described in our Form 10-K for the year ended December 31, 2023, and in any reports we file with the SEC after we file this Form 10-Q, before making any decision to acquire or hold our securities.

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2023.

Our business depends on the Internet, our infrastructure and transaction-processing systems.

We are completely dependent on our infrastructure and on the availability, reliability and security of the Internet and related systems. Although we have migrated and continue to migrate some of our computer systems and operations to the public cloud, a substantial majority of our computer and communications infrastructure is running in our private cloud on hardware that is located at a single Beyond owned and operated facility which we are currently marketing for sale. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyberattacks, acts of war, break-ins, earthquake and similar events. Our back-up facility by itself is not adequate to support fulfillment of sales orders. Our servers and applications are vulnerable to malware, physical or electronic break-ins, internal sabotage, and other disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. Any internal or critical third-party system interruption that results in the unavailability of our websites or our mobile app or reduced performance of our transaction systems could interrupt or substantially reduce our ability to conduct our business. We have experienced periodic systems interruptions due to server failure, application failure, power failure and intentional cyberattacks in the past, and may experience additional interruptions or failures in the future. Any failure or impairment of our infrastructure or of the availability of the Internet or related systems caused by any source, including the transfer of our hardware to another location or the housing or maintenance of our hardware by a third party if we sell the facility where it is now located, could have a material adverse effect on our financial results, business and prospects. In addition, the occurrence of any event that would adversely affect ecommerce or discourage or prevent consumers from shopping online or via mobile apps could significantly decrease the volume of our sales.

We have an evolving business model, which increases the complexity of our business.

We are modifying and expanding the types of products and services offered for sale on our websites, may further expand offerings in the future, and we do not know whether any of our modifications or expansions will be successful. From time to time, we have also modified aspects of our business model relating to our product mix and the mix of direct versus partner sourcing of the products offered for sale. Products purchased for direct sale come with additional risks and uncertainties, including costs to maintain inventory, risk of loss from theft or otherwise, and risks associated with the marketing and labeling of products. In addition, we continue to experiment with new technologies to enhance the customer experience and iterate on delivery of new features. The additions and modifications to our business have increased the complexity of our business and impacted, and may in the future materially impact, our management, personnel, operations, systems, technical performance, financial resources, and internal control and reporting functions. Further, our efforts to right-size our cost structure and create a more flexible technology stack may result in the introduction of technologies that are less mature or stable, which could cause problems in our website or back-end logistics systems or compliance efforts. Further, any new business, products or services, technology, or website we launch that is not favorably received by consumers could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our financial results, business, prospects, and the trading prices of our securities.

The changing job market, the changes in our leadership team, the change in our compensation approach, the loss of key personnel, the changing job structure, or any inability to attract, retain and engage key personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued service and performance of our senior management, our board of directors, and other key personnel. We underwent significant changes to our executive management team and our board of directors in 2023 and 2024, with certain key positions still remaining open. We also underwent changes to our workforce in 2023, when we had a reduction in force, and in 2024, when we had structural changes to the broader organization, including the elimination of the Co-Chief Executive roles and departure of our former Division Chief Executive Officer, Bed Bath & Beyond, the expansion of the Executive Chairman role, and the elimination of the dual Chief Merchant roles. Additionally, in 2023, adjusted our approach to equity compensation provided to our executives from a time-based approach to a performance-based approach. Uncertainties, including any substantial changes in leadership, or any negative impacts associated with performance-based compensation, may cause employees to seek other opportunities or impair our ability to recruit new employees. With more businesses allowing employees to work remotely, we are forced to compete with businesses in other locations and states to attract and retain key employees. Currently, most of our local workforce works a hybrid schedule, where they work onsite three days each week and perform the remaining workdays in that week remotely. We are planning to sell our corporate headquarters, which if completed, could result in more remote work. The changes in leadership, the reduction in force, the structural changes to our organization, the changed approach to performance-based compensation, and the uncertainty of the future job structure could create consequences such as a lack of productivity, a lack of engagement, employee dissatisfaction, and employee fatigue and could result in key employees finding other employers more attractive than working for our Company. The loss of, or the inability to retain or engage the services of key employees for any reason, could harm our business. Our future success depends on our ability to identify, attract, hire, train, engage, retain, and motivate highly-skilled personnel. Our failure to attract, retain, and engage the personnel necessary to successfully operate our business could have a material adverse effect on our financial results, business and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Purchases of Equity Securities

See Note 12—Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for information regarding our authorized share repurchase program. There were no repurchases made during the three months ended June 30, 2024. As of June 30, 2024, the approximate dollar value of shares that may yet be purchased under the stock repurchase program is $69.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider trading arrangements and policies.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibit Number	Exhibit Description
2.1***
Asset Purchase Agreement, dated June 12, 2023, by and among Overstock.com, Inc., Bed Bath & Beyond Inc. and certain subsidiaries of Bed Bath & Beyond Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 13, 2023

	3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2014
	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on November 6, 2023
	3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 24, 2024
	3.4	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 24, 2024
	4.1	Form of Indenture, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3ASR filed on June 10, 2024
	10.1	Amendment to the Beyond, Inc. Amended and Restated 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2024
	10.2	Executive Chairman Performance Award Grant Notice and Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 24, 2024
	10.3*	Severance Agreement and Release between Beyond, Inc. and Chandra Holt, effective July 13, 2024
	10.4*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Beyond, Inc. Amended and Restated 2005 Equity Incentive Plan*
	31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
	31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
	32.1**	Section 1350 Certification of Principal Executive Officer
	32.2**	Section 1350 Certification of Principal Financial Officer
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

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).
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

Date:	July 31, 2024	BEYOND, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial & Administrative Officer (Principal Financial Officer and Principal Accounting Officer)