Form 10-Q
period 2024-09-30
BEYOND, INC.
filed 2024-10-25
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024

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

45,817,810 shares of the registrant's common stock, par value $0.0001, were outstanding on October 18, 2024.

BEYOND, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2024

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
•our ability to realize the benefits of any investment in new business strategies, partnerships, ventures, acquisitions, or other transactions;
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
•any difficulties or negative consequences we may encounter as a result of our changed company name, changed stock ticker symbol, changed stock exchange on which our common stock trades, or as a result of the use of our various brands including Beyond, Overstock, Bed Bath & Beyond, Zulily, Backyard, and College Living and the platforms on which they operate;
•any problems associated with the changing job market, changing job structure, organizational changes or restructuring, reductions in force, changing compensation structure, or ability to attract and retain key personnel;
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
•the risk that we may incur or be required to recognize losses relating to our equity and other investments, including new investments;
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
•any difficulties we may encounter as a result of our evolving business practices, including strategic ventures, the expansion of our products and service offerings, our continuing expansion into international markets, our changing approach to holding inventory, content creation, and sales through our various websites and brands;
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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this report and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, in our Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024, in our Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on July 31, 2024 especially under the headings "Special Cautionary Note Regarding Forward-Looking Statements," "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results and outcomes to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events. Our forward-looking statements contained in this report speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements are based.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$140,371	$302,605
Restricted cash	1,126	144
Accounts receivable, net of allowance for credit losses of $1,789 and $1,298	15,027	19,420
Inventories	11,058	13,040
Prepaids and other current assets	15,500	14,864
Total current assets	183,082	350,073
Property and equipment, net	27,211	27,577
Intangible assets, net	30,509	25,254
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $21,500 and $41,046	112,468	155,873
Operating lease right-of-use assets	1,957	3,468
Other long-term assets, net	13,928	12,951
Property and equipment, net held for sale	53,023	54,462
Total assets	$428,338	$635,818
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$87,962	$106,070
Accrued liabilities	54,321	73,682
Unearned revenue	44,949	49,597
Operating lease liabilities, current	1,807	2,814
Current debt, net held for sale	—	232
Total current liabilities	189,039	232,395
Operating lease liabilities, non-current	355	940
Other long-term liabilities	8,519	9,107
Long-term debt, net held for sale	34,232	34,244
Total liabilities	232,145	276,686
Commitments and contingencies (Note 10)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	September 30, 2024	December 31, 2023
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 52,299 and 51,770
Outstanding shares - 45,817 and 45,414	5	5
Additional paid-in capital	1,025,505	1,007,649
Accumulated deficit	(659,207)	(481,671)
Accumulated other comprehensive loss	(494)	(506)
Treasury stock at cost - 6,482 and 6,356	(169,616)	(166,345)
Total stockholders' equity	196,193	359,132
Total liabilities and stockholders' equity	$428,338	$635,818

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net revenue	$311,428	$373,313	$1,091,813	$1,176,664
Cost of goods sold	245,453	290,410	871,311	884,508
Gross profit	65,975	82,903	220,502	292,156
Operating expenses
Sales and marketing	51,859	57,541	186,055	153,831
Technology	27,673	29,240	84,596	87,492
General and administrative	17,571	24,109	56,556	66,265
Customer service and merchant fees	12,425	12,943	41,374	38,111
Total operating expenses	109,528	123,833	368,581	345,699
Operating loss	(43,553)	(40,930)	(148,079)	(53,543)
Interest income, net	1,554	3,201	6,580	8,819
Other expense, net	(18,842)	(38,731)	(35,402)	(126,793)
Loss before income taxes	(60,841)	(76,460)	(176,901)	(171,517)
Provision (benefit) for income taxes	189	(13,411)	635	(24,668)
Net loss	$(61,030)	$(63,049)	$(177,536)	$(146,849)
Net loss per share of common stock:
Basic	$(1.33)	$(1.39)	$(3.88)	$(3.25)
Diluted	$(1.33)	$(1.39)	$(3.88)	$(3.25)
Weighted average shares of common stock outstanding:
Basic	45,771	45,225	45,700	45,164
Diluted	45,771	45,225	45,700	45,164

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(61,030)	$(63,049)	$(177,536)	$(146,849)
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $0, $0, and $0	4	4	12	12
Other comprehensive income	4	4	12	12
Comprehensive loss	$(61,026)	$(63,045)	$(177,524)	$(146,837)

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Equity attributable to stockholders of Beyond, Inc.
Shares of common stock issued
Balance at beginning of period	52,230	51,455	51,770	51,102
Common stock issued upon vesting of restricted stock	6	80	410	365
Common stock issued for ESPP purchases	63	50	119	118
Balance at end of period	52,299	51,585	52,299	51,585
Shares of treasury stock
Balance at beginning of period	6,480	6,253	6,356	6,151
Tax withholding upon vesting of employee stock awards	2	27	126	129
Balance at end of period	6,482	6,280	6,482	6,280
Total shares of common stock outstanding	45,817	45,305	45,817	45,305
Common stock	$5	$5	$5	$5

Preferred stock	$—	$—	$—	$—

Additional paid-in capital
Balance at beginning of period	$1,018,619	$995,904	$1,007,649	$982,718
Stock-based compensation to employees and directors	6,349	5,798	16,384	17,863
Common stock issued for ESPP purchases	537	792	1,472	1,913
Balance at end of period	$1,025,505	$1,002,494	$1,025,505	$1,002,494
Accumulated deficit
Balance at beginning of period	$(598,177)	$(257,629)	$(481,671)	$(173,829)
Net loss	(61,030)	(63,049)	(177,536)	(146,849)
Balance at end of period	$(659,207)	$(320,678)	$(659,207)	$(320,678)
Accumulated other comprehensive loss
Balance at beginning of period	$(498)	$(514)	$(506)	$(522)
Net other comprehensive income	4	4	12	12
Balance at end of period	$(494)	$(510)	$(494)	$(510)
Treasury stock
Balance at beginning of period	$(169,595)	$(164,600)	$(166,345)	$(162,546)
Tax withholding upon vesting of employee stock awards	(21)	(527)	(3,271)	(2,581)
Balance at end of period	$(169,616)	$(165,127)	$(169,616)	$(165,127)
Total stockholders' equity	$196,193	$516,184	$196,193	$516,184

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(177,536)	$(146,849)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,739	14,821
Non-cash operating lease cost	2,155	3,858
Stock-based compensation to employees and directors	16,384	17,863
(Increase) decrease in deferred income taxes, net	184	(25,010)
Gain on sale of intangible assets	(10,250)	—
Write-down of assets held for sale	1,648	—
Loss from equity method securities	43,405	126,966
Other non-cash adjustments	(400)	(532)
Changes in operating assets and liabilities:
Accounts receivable, net	4,393	(1,887)
Inventories	1,982	(4,993)
Prepaids and other current assets	(438)	490
Other long-term assets, net	(1,335)	(1,195)
Accounts payable	(18,554)	11,749
Accrued liabilities	(19,372)	9,171
Unearned revenue	(4,648)	2,970
Operating lease liabilities	(2,168)	(4,170)
Other long-term liabilities	(814)	5,879
Net cash (used in) provided by operating activities	(152,625)	9,131
Cash flows from investing activities:
Proceeds from the sale of intangible assets	10,250	—
Expenditures for property and equipment	(11,329)	(16,543)
Purchase of intangible assets	(6,033)	(25,782)
Disbursement for notes receivable	—	(10,000)
Other investing activities, net	566	566
Net cash used in investing activities	(6,546)	(51,759)
Cash flows from financing activities:
Payments of taxes withheld upon vesting of employee stock awards	(3,271)	(2,581)
Other financing activities, net	1,190	(775)
Net cash used in financing activities	(2,081)	(3,356)
Net decrease in cash, cash equivalents, and restricted cash	(161,252)	(45,984)
Cash, cash equivalents, and restricted cash, beginning of period	302,749	371,457
Cash, cash equivalents, and restricted cash, end of period	$141,497	$325,473

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Beyond, Inc. is an asset-light ecommerce company that owns or has ownership interests in various retail brands and has created a cooperative affinity model, with the aim of offering a comprehensive array of products and services that enable its customers to unlock their homes' potential through its vast data cooperative. We currently own Overstock, Bed Bath & Beyond, Baby & Beyond, Zulily, and other related brands and associated intellectual property.

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

The accompanying unaudited consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

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

The change in presentation to the Company's unaudited consolidated statements of operations were as follows (in thousands):

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Previously reported	Effect of change	As adjusted	Previously reported	Effect of change	As adjusted
Cost of goods sold	$303,353	$(12,943)	$290,410	$922,619	$(38,111)	$884,508
Gross profit	69,960	12,943	82,903	254,045	38,111	292,156
Customer service and merchant fees	—	12,943	12,943	—	38,111	38,111

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

3. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$46,374	$46,374	$—	$—
Equity securities, at fair value	21,500	—	—	21,500
Available-for-sale debt securities (1)	10,859	—	—	10,859
Total assets	$78,733	$46,374	$—	$32,359

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$246,425	$246,425	$—	$—
Equity securities, at fair value	41,046	—	—	41,046
Available-for-sale debt securities (1)	10,484	—	—	10,484
Trading securities held in a "rabbi trust" (1)	496	496	—	—
Total assets	$298,451	$246,921	$—	$51,530
Liabilities:
Deferred compensation accrual "rabbi trust" (2)	$513	$513	$—	$—
Total liabilities	$513	$513	$—	$—
___________________________________________
(1)    Included in Prepaids and other current assets and Other long-term assets, net in the consolidated balance sheets.
(2)    Included in Accrued liabilities in the consolidated balance sheets.

The following table provides activity for our Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2022	$82,787
Increase due to purchases of Level 3 investments	10,000
Decrease in fair value of Level 3 investments	(41,741)
Accrued interest on Level 3 investments	484
Level 3 investments at December 31, 2023	51,530
Decrease in fair value of Level 3 investments	(19,546)
Accrued interest on Level 3 investments	375
Level 3 investments at September 30, 2024	$32,359

4. ASSETS HELD FOR SALE

In December 2023, the Company committed to a plan to sell its corporate headquarters and associated building loan on the corporate headquarters (the disposal group). Management selected a broker to actively market and sell its corporate headquarters. The corporate headquarters and related assets and liabilities met the criteria to be classified as held for sale as of September 30, 2024 and December 31, 2023 and are presented separately on our consolidated balance sheets.

In September 2024, the Company entered into an agreement with Salt Lake County, a body corporate and politic of the State of Utah, to sell the Company's corporate headquarters for a sales price of $55.0 million. The transaction is expected to close during the fourth quarter of 2024. As a result, the Company recognized an additional write-down loss of $1.6 million during the three and nine months ended September 30, 2024, which is recorded in Other expense, net in our consolidated statements of operations.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net (excluding assets held for sale) consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Computer hardware and software, including internal-use software and website development	$260,275	$249,208
Furniture and equipment	4,148	10,919
Leasehold improvements	1,807	1,795
	266,230	261,922
Less: accumulated depreciation	(239,019)	(234,345)
Total property and equipment, net	$27,211	$27,577

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Capitalized internal-use software and website development	$3,505	$3,069	$11,465	$9,350
Depreciation of internal-use software and website development	2,362	1,217	6,378	5,932

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$104	$170	$300	$610
Technology	3,908	2,940	11,355	10,930
General and administrative	95	928	306	2,991
Total depreciation	$4,107	$4,038	$11,961	$14,531

6. INTANGIBLE ASSETS, NET

On March 6, 2024, we entered into an Intellectual Property Asset Purchase Agreement with Zulily ABC, LLC ("Zulily") to acquire certain intellectual property related to the Zulily brand. The aggregate purchase price, inclusive of direct acquisition-related expenses totaled $4.6 million which has been allocated to two major asset categories consisting of $3.9 million for trade names, with an indefinite useful life, and $676,000 for customer lists, with an estimated useful life of five years.

On March 31, 2024, we entered into an Asset Purchase Agreement with Indo Count Global, Inc. to sell certain intellectual property related to the Wamsutta brand which was acquired as part of our purchase of the Bed Bath & Beyond brand in June 2023, for a total sales price of $10.3 million in cash plus the assumption of certain liabilities. On April 18, 2024, we closed the transaction and received $10.3 million in cash proceeds. For the nine months ended September 30, 2024, we recognized the entire $10.3 million as a gain on the sale which is included in Other expense, net in our consolidated statements of operations.

Intangible assets, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Intangible assets subject to amortization, gross (1)	$6,249	$5,331
Less: accumulated amortization of intangible assets	(2,892)	(2,114)
Intangible assets subject to amortization, net	3,357	3,217
Intangible assets not subject to amortization	27,152	22,037
Total intangible assets, net	$30,509	$25,254
___________________________________________
(1)    At September 30, 2024, the weighted average remaining useful life for intangible assets subject to amortization, gross was 3.6 years.

7. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Equity securities accounted for under the equity method under ASC 323	$90,968	$114,827
Equity securities accounted for under the equity method under the fair value option	21,500	41,046
Total equity securities	$112,468	$155,873

Our equity securities accounted for under the equity method under ASC 323 include equity securities in which we can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity.

The following table includes our equity securities accounted for under the equity method (ASC 323) and related ownership interest as of September 30, 2024:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	28%
SpeedRoute, LLC	49%

The carrying amount of our equity method securities was $112.5 million at September 30, 2024, which is included in Equity securities on our consolidated balance sheets, of which $21.5 million was valued under the fair value option (tZERO and SpeedRoute). For our investments in Medici Ventures, L.P., tZERO, and SpeedRoute there was no difference in the carrying amount of the assets and liabilities and our maximum exposure to loss, and there was no difference between the carrying amount of our investment in Medici Ventures, L.P., and the amount of underlying equity we have in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in Other expense, net in our consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss recognized on our proportionate share of the net assets of our equity method securities	$(6,371)	$(41,837)	$(23,859)	$(85,255)
Increase (decrease) in fair value of equity method securities held under fair value option	(10,828)	2,691	(19,546)	(41,711)

Regulation S-X Rule 10-01(b)(1)

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered "significant subsidiaries". Summarized income statement information of an equity method investee is required in an interim report if the significance criteria are met as defined under SEC guidance. For the period ended September 30, 2024, none of our equity method investees met the significance criteria. The following is the unaudited summarized financial information for those equity method securities that met the significance criteria for the period ended September 30, 2023, presented on a quarterly lag, (in thousands):

Nine months ended September 30, 2023
Results of Operations
Revenues	$1,373
Pre-tax loss	(15,681)
Net loss	(15,882)

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

In January 2024, we repaid the entire outstanding balance under the Mezzanine Note. As of September 30, 2024, the total outstanding debt on the Senior Note was $34.2 million, net of $268,000 in capitalized debt issuance costs. Our total outstanding debt on the Senior Note is classified as held-for-sale and included in Long-term debt, net held for sale on our consolidated balance sheets. See Note 4—Assets Held for Sale for further information.

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

9. LEASES

We have operating leases for a warehouse, office space, and data center. Our leases have remaining lease terms of one year to three years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year. Variable lease costs include executory costs, such as taxes, insurance, and maintenance.

The components of lease expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$963	$1,344	$2,522	$4,242
Variable lease cost	253	370	684	1,117

The following table provides a summary of other information related to leases (in thousands):

	Nine months ended September 30,
	2024	2023
Cash payments included in operating cash flows from lease arrangements	$2,628	$4,475

The following table provides supplemental balance sheet information related to leases:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term—operating leases	1.12 years	1.57 years
Weighted-average discount rate—operating leases	5%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of September 30, 2024, are as follows (in thousands):

Payments due by period	Amount
2024 (Remainder)	$629
2025	1,306
2026	250
2027	83
Total lease payments	2,268
Less interest	106
Present value of lease liabilities	$2,162

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

On September 27, 2019, a purported securities class action lawsuit was filed against us and our former Chief Executive Officer and former Chief Financial Officer in the United States District Court of Utah, alleging violations under Section 10(b), Rule 10b-5, Section 20(a), and Section 20A of the Exchange Act. On October 8, 2019, October 17, 2019, October 31, 2019, and November 20, 2019, four similar lawsuits were filed in the same court also naming us and the above referenced former executives as defendants, bringing similar claims under the Exchange Act, and seeking similar relief. These cases were consolidated into a single lawsuit in December 2019. The Court appointed The Mangrove Partners Master Fund Ltd. as lead plaintiff in January 2020. In March 2020, an amended consolidated complaint was filed against us, our former Overstock President (now current President of Beyond, Inc.), our former Chief Executive Officer, and our former Chief Financial Officer. On September 28, 2020, the court granted our motion to dismiss and entered judgment in our favor. The lead plaintiff filed a motion to amend its complaint, which the court granted on January 6, 2021. On September 20, 2021, the court granted our motion to dismiss and entered judgment in our favor. On October 18, 2021, lead plaintiff filed a Notice of Appeal, appealing the ruling of the district court to the United States Court of Appeals for the Tenth Circuit. On October 15, 2024, the Tenth Circuit affirmed the District Court's order dismissing the case in its entirety. No estimates of the possible losses or range of losses can be made at this time. We intend to continue to vigorously defend this consolidated action.

On November 22, 2019, a shareholder derivative suit was filed against us and certain past and present directors and officers of ours in the United States District Court for the District of Delaware, with allegations that include: (i) breach of fiduciary duties, (ii) unjust enrichment, (iii) insider selling and misappropriation of the Company's information, and (iv) contribution under Sections 10(b) and 21D of the Exchange Act. On December 17, 2019, a similar lawsuit was filed in the same court, naming the same defendants, bringing similar claims, and seeking similar relief. These cases were consolidated into a single lawsuit in January 2020. The consolidated case was stayed pending resolution of the securities class action motion to dismiss and appeal to the Tenth Circuit. No estimates of the possible losses or range of losses can be made at this time. We intend to vigorously defend these actions.

We establish liabilities when a particular contingency is probable and estimable which are included in Accrued liabilities on our consolidated balance sheets. At September 30, 2024 and December 31, 2023, our established liabilities were not material.

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

JonesTrading Sales Agreement

We entered into a Capital on DemandTM Sales Agreement (the "Sales Agreement") dated June 10, 2024 with JonesTrading Institutional Services LLC ("JonesTrading"), under which we may conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading, acting as our sales agent or principal, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell shares under the Sales Agreement, but we may do so from time to time. For the three and nine months ended September 30, 2024, we did not sell any shares of our common stock pursuant to the Sales Agreement. As of September 30, 2024, we had $200.0 million available under our "at the market" sales program.

Stock Repurchase Program

During the three and nine months ended September 30, 2024 and 2023, we did not repurchase any shares of our common stock under our stock repurchase program. As of September 30, 2024, we had $69.9 million available for future share repurchases under our current repurchase authorization through December 31, 2025.

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

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$3	$11	$6	$41
Sales and marketing	414	249	909	677
Technology	1,801	2,286	5,809	7,317
General and administrative	4,131	3,252	9,660	9,828
Total stock-based compensation	$6,349	$5,798	$16,384	$17,863

Beyond restricted stock unit awards

The Beyond, Inc. Amended and Restated 2005 Equity Incentive Plan provides for the grant of restricted stock units and other types of equity awards to employees and directors of the Company. The Compensation Committee of the Board of Directors approves grants of restricted stock unit awards to our officers, board members and employees. These restricted stock unit awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.4% at the end of the third year, subject to the recipient's continuing service to us. During the first quarter of fiscal 2024, we changed our vesting schedule for newly granted restricted stock units from three years to four years. These restricted stock unit awards will vest at 25% each year. For the nine months ended September 30, 2024, we granted 200,150 restricted stock awards with a cumulative grant date fair value of $6.8 million under the new vesting schedule.

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

Performance Shares

During the nine months ended September 30, 2024, we granted 1,472,500 performance-based shares ("PSUs") to our executive management team. A portion of each grant of PSUs (25%) is eligible to vest based on our net revenue performance and the remaining portion (75%) is eligible to vest based on our stock price performance. The PSUs tied to stock price performance will be eligible to vest in three installments upon the achievement of three separate stock price hurdles during the three-year period following the grant date, with 33% of the PSUs earned if the average per-share closing price of our common stock over any 20 consecutive trading day period equals or exceeds $40.00 per share (but in no event prior to the first anniversary of the grant date), 33% of the PSUs earned if the average per-share closing price of our common stock over any 20 consecutive trading day period equals or exceeds $50.00 per share (but in no event prior to the second anniversary of the grant date), and 34% of the PSUs earned if the average per share closing price of our common stock over any 20 consecutive trading day period equals or exceeds $60.00 per share (but in no event prior to the third anniversary of the grant date), in each case subject to the recipient’s continued service through the vesting date. If a stock price hurdle is not achieved during the three years following the grant date, the portion of the award tied to such stock price hurdle will be forfeited.

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

Stock-based compensation related to the PSUs is included in the stock-based compensation expense table above combined with the expense associated with our restricted stock units, performance share options, and ESPP. Stock-based compensation related to the PSUs was $2.4 million and $5.7 million for the three and nine months ended September 30, 2024, respectively.

Performance Share Options

During the nine months ended September 30, 2024, we granted a performance-based option to purchase 2,250,000 shares of our common stock to our Executive Chairman of the Board of Directors (the "Performance Share Option"). The Performance Share Option will be eligible to vest in three installments upon the achievement of three separate stock price hurdles during the four-year period following the grant date, with 500,000 of the shares subject to the Performance Share Option, having an exercise price of $45.00 per share, becoming vested if the average per-share closing price of our common stock over any 20 consecutive trading day period following the grant date but on or prior to the second anniversary of the grant date equals or exceeds $45.00 per share (but in no event will this tranche vest prior to the first anniversary of the grant date); 750,000 of the shares subject to the Performance Share Option, having an exercise price of $50.00 per share, becoming vested if the average per-share closing price of our common stock over any 20 consecutive trading day period following the grant date but on or prior to the third anniversary of the grant date equals or exceeds $50.00 per share (but in no event will this tranche vest prior to the second anniversary of the grant date); and 1,000,000 of the shares subject to the Performance Share Option, having an exercise price of $60.00 per share, becoming vested if the average per-share closing price of our common stock over any 20 consecutive trading day period following the grant date but on or prior to the fourth anniversary of the grant date equals or exceeds $60.00 per share (but in no event will this tranche vest prior to the third anniversary of the grant date), in each case subject to the Executive Chairman's continued service through the vesting date. If a stock price hurdle is not achieved during the performance period following the grant date, the portion of the award tied to such stock price hurdle will be forfeited.

The fair value of the Performance Share Option is determined using a Monte Carlo valuation model to estimate the fair value as of the date of grant and we will expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied.

Stock-based compensation related to the Performance Share Option is included in stock-based compensation expense table above combined with the expense associated with our restricted stock units, PSUs, and ESPP. Stock-based compensation related to the performance share options was $1.0 million and $1.4 million for the three and nine months ended September 30, 2024, respectively.

The following table summarizes restricted stock unit, PSU, and Performance Share Option award activity (in thousands, except per share data):

	Nine months ended September 30, 2024
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	984	$29.60
Granted at fair value	3,990	10.81
Vested	(410)	32.81
Forfeited	(585)	21.25
Outstanding—end of period	3,979	$11.66

Employee Stock Purchase Plan

 Purchases under the 2021 Employee Stock Purchase Plan (the "ESPP") during the nine months ended September 30, 2024 and 2023 were 119,425 shares and 117,687 shares, respectively, at an average purchase price per share of $12.23 and $16.25, respectively. At September 30, 2024, approximately 2.7 million shares of common stock remained available under the ESPP.

Stock-based compensation related to the ESPP is included in the stock-based compensation expense table above combined with the expense associated with our restricted stock units, PSUs, and performance share options. Stock-based compensation related to the ESPP was $271,000 and $437,000 for the three months ended September 30, 2024 and 2023, respectively, and $922,000 and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

14. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2022	$44,480
Increase due to deferral of revenue at period end, net	35,290
Decrease due to beginning contract liabilities recognized as revenue	(30,173)
Unearned revenue at December 31, 2023	49,597
Increase due to deferral of revenue at period end, net	33,706
Decrease due to beginning contract liabilities recognized as revenue	(38,354)
Unearned revenue at September 30, 2024	$44,949

Our total unearned revenue related to outstanding loyalty program rewards was $13.2 million and $12.1 million at September 30, 2024 and December 31, 2023, respectively. Breakage income related to loyalty program rewards and gift cards is recognized in Net revenue in our consolidated statements of operations. Breakage included in revenue was $1.1 million and $948,000 for the three months ended September 30, 2024 and 2023, respectively, and $4.5 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations. At September 30, 2024 and December 31, 2023, we had an additional $4.8 million and $5.6 million, respectively, of unearned contract revenue classified within Other long-term liabilities on our consolidated balance sheets.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2022	$10,222
Additions to the allowance	121,939
Deductions from the allowance	(123,510)
Allowance for returns at December 31, 2023	8,651
Additions to the allowance	80,364
Deductions from the allowance	(81,950)
Allowance for returns at September 30, 2024	$7,065

15. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common shareholders	$(61,030)	$(63,049)	$(177,536)	$(146,849)

Denominator:
Weighted average shares of common stock outstanding—basic	45,771	45,225	45,700	45,164
Weighted average shares of common stock outstanding—diluted	45,771	45,225	45,700	45,164

Net loss per share of common stock:
Basic	$(1.33)	$(1.39)	$(3.88)	$(3.25)
Diluted	$(1.33)	$(1.39)	$(3.88)	$(3.25)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Restricted stock units, PSUs, and Performance Share Option	3,980	1,366	3,980	1,366
Employee stock purchase plan	31	170	31	170

16. SUBSEQUENT EVENTS

The Container Store Group, Inc.

In October 2024, the Company entered into a series of transactions with The Container Store Group, Inc. ("TCS"), which provides for, among other things, entry into a collaboration agreement and a $40 million investment into TCS (the "Equity Investment"). The Equity Investment contemplates the issuance and sale by TCS to the Company of: (a) 40,000 shares of a new class of its capital stock titled its "Series B Convertible Preferred Stock" (the "Series B Convertible Preferred Stock") with an initial conversion price of $17.25 plus (b) the number of shares of Series B Convertible Preferred Stock attributable to the Company's expenses incurred in connection with the Purchase Agreement and the Equity Investment (not to exceed

$500,000/500 shares) for an aggregate purchase price of $40 million pursuant to the terms of the securities purchase agreement entered into by the parties (the "Purchase Agreement"). The Purchase Agreement contains termination rights for the Company and TCS, including, among others, by either the Company or TCS if the Closing does not occur before January 31, 2025 by reason of the failure of any of the applicable closing conditions set forth in the Purchase Agreement to be satisfied, including the Company's sole discretion to determine whether the terms of any refinancing or amendment are commercially acceptable.

Kirkland's Stores, Inc.

In October 2024, the Company entered into a strategic business relationship with Kirkland's Stores, Inc. ("Kirkland's") which includes, among other things, entry into a secured Term Loan Credit Agreement ("Credit Agreement"). The Company will provide $17 million in debt financing to Kirkland's, including an $8.5 million promissory note and an $8.5 million convertible note (the "Loan"). The Credit Agreement bears interest on the unpaid principal balance at an annual rate equal to the Secured Overnight Financing Rate, or SOFR rate, for a one-month, two-month or six-month SOFR period (depending on which option is elected) plus 2.75%, established by the Federal Reserve Bank of New York. The $8.5 million convertible note (plus accrued interest) (the "Conversion Amount") can be converted into Kirkland's common stock at a conversion price of $1.85 per share in an amount not to exceed 19.9% of the outstanding shares at the Company's election. The Company will also invest $8 million in Kirkland's common stock pursuant to Subscription Agreement and Investor Rights Agreement (collectively the "Subscription Agreement"), subject to receiving approval of Kirkland's stockholders.

Revolving Line of Credit

In October 2024, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with BMO Bank N.A. (in such capacity, "BMO"), pursuant to which BMO agrees to lend the Company up to $25 million on a one-year revolving line of credit to aid the Company in securing strategic ventures. In connection with the Loan Agreement, BMO issued a revolving line of credit promissory note (the "Revolving Note") and granted a lien on the cash collateral account specified in the Loan Agreement (the "Cash Collateral Account"). The revolving line of credit bears interest on the unpaid principal balance at an annual rate equal to the Secured Overnight Financing Rate, or SOFR rate, for a one-month interest period plus 1.00%, established by the Federal Reserve Bank of New York. The Company is obligated to pay certain commitment fees on undrawn amounts under the Loan Agreement in amounts specified in the Loan Agreement. The Loan Agreement and Revolving Note will terminate on October 18, 2025 and loans thereunder may be borrowed, repaid, and reborrowed up to such date. The Loan Agreement is subject to limited affirmative covenants and negative covenants, including the requirement that the Company maintain cash in the Cash Collateral Account in an amount that is three percent greater than BMO's aggregate commitments under the Loan Agreement.

Reduction-in-force

In October 2024, the Company announced a reduction-in-force (the "RIF") affecting approximately 20% of the Company's workforce, with employee notification to occur within the fourth quarter of 2024. The Company took this step to strategically reduce costs in non-critical areas and create a more streamlined organization to support its asset-light business model.

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

Overview

We are an asset-light ecommerce company that owns or has ownership interests in various retail brands and has created a cooperative affinity model, with the aim of offering a comprehensive array of products and services that enable its customers to unlock their homes' potential through its vast data cooperative. In addition, we also offer an increasing number of add-on services across our platforms, including warranties, shipping insurance, installation services, and gain access to home loans. We will also be expanding our global loyalty program, Beyond +, to encompass all affiliated entities across our cooperative in order to incentivize customer retention within our growing ecosystem We currently own Overstock, Bed Bath & Beyond, Baby & Beyond, and Zulily. As used herein, "Beyond," "the Company," "we," "our" and similar terms include Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

Through our Bed Bath & Beyond brand, we aim to provide an extensive array of home-related products tailored specifically for our target customers - consumers who seek comprehensive support throughout their shopping journey, aspiring to discover quality, stylish products at competitive prices that align with their budget requirements. We regularly refresh our product assortment to reflect the evolving preferences of our customers and aim to stay aligned with current trends. The mission of this brand is to achieve category-leading ownership of four distinct rooms of the home: the bedroom, the bathroom, the kitchen, and the patio, and our goal is for our assortment to include not only core legacy categories like bedding and kitchenware, but also adjacent categories like bedroom and outdoor furniture and rugs. Leveraging an asset-light supply chain, we offer direct shipping to customers from both our suppliers and our leased warehouse.

Bed Bath & Beyond's strategic priorities include assortment curation to elevate product quality levels and improve ease of selection, as well as the creation of specialized experiences centered around our target customers' key life events, such as getting married, having a baby, sending a child to college, and moving homes.

Through our Overstock brand, we aim to provide a wide array of quality goods at discounted prices, and a treasure hunt-like experience for our target customers - consumers who are highly engaged, very accustomed to purchasing online, and actively seeking great deals. The mission of this brand is to provide 'crazy good deals' - a giant assortment of products at significantly discounted prices. Our product assortment includes core legacy categories such as indoor and outdoor furniture, apparel and footwear, rugs, décor, lighting, jewelry and watches, sports and entertainment, as well as new categories including closeouts, liquidation, and factory direct, with plans to introduce additional categories in the near term.

Zulily's primary focus is attracting a loyal customer base with flash sales on women's, kid's, and men's apparel, footwear, beauty, and wellness. The Zulily acquisition has provided the opportunity to expand our customer base with a younger demographic that shops more frequently with us than our other Beyond brands. Our marketing mix is also diversified and favors a social-first approach that is less reliant on search engine marketing.

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

Revenue decreased 16.6% for the three months ended September 30, 2024, compared to the same period in 2023. This decrease was primarily due to a 19% decrease in orders delivered. The decrease was partially offset by a 3% increase in average order value. The decrease in orders delivered was driven by a decline in website visits and conversion pressure influenced in part by a shift in consumer spending preferences and macroeconomic factors impacting consumer sentiment. The increase in average order value was largely driven by orders mixing into categories with higher average unit retail price.

Gross profit decreased 20.4% for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to a decrease in revenue. Gross margin decreased to 21.2% for the three months ended September 30, 2024, compared to 22.2% for the same period in 2023, primarily driven by product mix related costs, including net return expenses.

Sales and marketing expenses as a percent of revenue increased from 15.4% for the three months ended September 30, 2023 to 16.7% for the three months ended September 30, 2024, primarily due to increased performance marketing expense and brand advertising.

Technology expenses totaled $27.7 million for the three months ended September 30, 2024, a $1.6 million decrease compared to the three months ended September 30, 2023, primarily due to a reduction in staff-related expenses.

General and administrative expenses decreased $6.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a reduction in third-party and staff-related expenses.

Customer service and merchant fees decreased $0.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to decreased order volume, partially offset by increased outsourced labor.

Our consolidated cash and cash equivalents balance decreased from $302.6 million as of December 31, 2023, to $140.4 million as of September 30, 2024.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends and geopolitical events, including, without limitation, the upcoming U.S. presidential election, higher interest rates, and inflation. These events have and may continue to negatively impact consumer confidence and consumer spending, which have and may continue to adversely affect our business and our results of operations. Due to the uncertain and constantly evolving nature and volatility of these trends and events, we cannot currently predict their long-term impact on our operations and financial results. As of September 30, 2024, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023, and Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net revenue	$311,428	$373,313	$1,091,813	$1,176,664
Cost of goods sold (1)
Product costs and other cost of goods sold	245,453	290,410	871,311	884,508
Gross profit (1)	$65,975	$82,903	$220,502	$292,156
Year-over-year percentage change
Net revenue	(16.6)%		(7.2)%
Gross profit (1)	(20.4)%		(24.5)%
Percent of net revenue
Cost of goods sold (1)
Product costs and other cost of goods sold	78.8%	77.8%	79.8%	75.2%
Gross margin (1)	21.2%	22.2%	20.2%	24.8%
___________________________________________
(1)    In the first quarter of fiscal 2024, we changed our presentation for merchant fees associated with customer payments made by credit cards and other payment methods and customer service costs. Under the new presentation, we include such expenses in a separate line in operating expenses labeled, "Customer service and merchant fees," whereas previously, these expenses were included in "Merchant fees, customer service, and other" as a component of Cost of goods sold. All periods presented have been adjusted to reflect this change in presentation. See Note 2—Summary of Significant Accounting Policies, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

The 16.6% decrease in net revenue for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a 19% decrease in orders delivered. The decrease was partially offset by a 3% increase in average order value. The decrease in orders delivered was driven by a decline in website visits and conversion pressure influenced in part by a shift in consumer spending preferences and macroeconomic factors impacting consumer sentiment. The increase in average order value was largely driven by orders mixing into categories with higher average unit retail price.

The 7.2% decrease in net revenue for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an 11% decrease in average order value. The decrease was partially offset by a 4% increase in orders delivered. The decrease in average order value was largely driven by orders mixing into categories with lower average unit retail price. The increase in orders delivered was driven by growth in active customers, partially offset by macroeconomic factors impacting consumer sentiment and a shift in consumer spending preferences.

International net revenues were less than 4% of total net revenues for each of the three and nine months ended September 30, 2024 and 2023.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended September 30, 2024
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(6,551)	$(948)
1	$(2,808)	$(406)
As reported	As reported	As reported
-1	$2,579	$373
-2	$5,980	$865

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

Gross margins for the past seven quarterly periods and fiscal year ending 2023 were:

	Q1 2023	Q2 2023	Q3 2023	Q4 2023	FY 2023	Q1 2024	Q2 2024	Q3 2024
Gross margin (1)	26.7%	25.5%	22.2%	19.2%	23.4%	19.5%	20.1%	21.2%
___________________________________________
(1)    In the first quarter of fiscal 2024, we changed our presentation for merchant fees associated with customer payments made by credit cards and other payment methods and customer service costs. Under the new presentation, we include such expenses in a separate line in operating expenses labeled, "Customer service and merchant fees," whereas previously, these expenses were included in "Merchant fees, customer service, and other" as a component of Cost of goods sold. All periods presented have been adjusted to reflect this change in presentation. See Note 2—Summary of Significant Accounting Policies, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Gross profit for the three months ended September 30, 2024 decreased 20.4% compared to the same period in 2023, primarily due to a decrease in revenue. Gross margin decreased to 21.2% for the three months ended September 30, 2024, compared to 22.2% for the same period in 2023, primarily driven by product mix related costs, including net return expenses.

Gross profit for the nine months ended September 30, 2024 decreased 24.5% compared to the same period in 2023, primarily due to a decrease in gross margin. Gross margin decreased to 20.2% for the nine months ended September 30, 2024, compared to 24.8% for the same period in 2023, primarily due to increased promotional discounting and carrier costs.

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

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales and marketing expenses	$51,859	$57,541	$186,055	$153,831
Advertising expense included in sales and marketing expenses	49,087	54,961	177,630	146,650
Year-over-year percentage change
Sales and marketing expenses	(9.9)%		20.9%
Advertising expense included in sales and marketing expenses	(10.7)%		21.1%
Percent of net revenue
Sales and marketing expenses	16.7%	15.4%	17.0%	13.1%
Advertising expense included in sales and marketing expenses	15.8%	14.7%	16.3%	12.5%

The 130 basis point increase in sales and marketing expenses as a percent of net revenue for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to increased performance marketing expense and brand advertising.

The 390 basis point increase in sales and marketing expenses as a percent of net revenue for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to increased performance marketing expense and increased brand advertising.

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

The following table summarizes our technology expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Technology expenses	$27,673	$29,240	$84,596	$87,492
Year-over-year percentage change
Technology expenses	(5.4)%		(3.3)%
Technology expenses as a percent of net revenue	8.9%	7.8%	7.7%	7.4%

The $1.6 million decrease in technology expenses for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a reduction in staff-related expenses.

The $2.9 million decrease in technology expenses for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a reduction in staff-related expenses.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$17,571	$24,109	$56,556	$66,265
Year-over-year percentage change
General and administrative expenses	(27.1)%		(14.7)%
General and administrative expenses as a percent of net revenue	5.6%	6.5%	5.2%	5.6%

The $6.5 million decrease in general and administrative expenses for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a reduction in third-party and staff-related expenses.

The $9.7 million decrease in general and administrative expenses for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a reduction in staff-related and third-party expenses.

Customer service and merchant fees

In the first quarter of fiscal 2024, we changed our presentation for merchant fees associated with customer payments made by credit cards and other payment methods and customer service costs. Under the new presentation, we include such expenses in a separate line in operating expenses labeled, "Customer service and merchant fees," whereas previously, these expenses were included in Cost of goods sold. All periods presented have been adjusted to reflect this change in presentation. See Note 2—Summary of Significant Accounting Policies, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Customer service and merchant fees include customer service costs and merchant processing fees associated with customer payments made by credit cards and other payment methods and other variable fees. Customer service and merchant fees as a percent of net revenue may vary due to several factors, such as our ability to effectively manage customer service costs and merchant fees.

The following table summarizes our customer service and merchant fees (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Customer service and merchant fees	$12,425	$12,943	$41,374	$38,111
Year-over-year percentage change
Customer service and merchant fees	(4.0)%		8.6%
Customer service and merchant fees as a percent of net revenue	4.0%	3.5%	3.8%	3.2%

The $0.5 million decrease in customer service and merchant fees for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to decreased order volume, partially offset by increased outsourced labor.

The $3.3 million increase in customer service and merchant fees for the nine months ended September 30, 2024, as compared to the same period in 2023 was primarily due to increased outsourced labor as a result of increased order volume and increased credit card costs driven by a shift in payment mix and increased order volume.

Other expense, net

The $19.9 million decrease in other expense, net for the three months ended September 30, 2024 as compared to the same period in 2023, was primarily due to a $21.9 million decrease in loss recognized from our equity method securities.

The $91.4 million decrease in other expense, net for the nine months ended September 30, 2024 as compared to the same period in 2023, was primarily due to a $83.6 million decrease in loss recognized from our equity method securities and a $10.3 million gain on the sale of intangible assets related to the Wamsutta brand, which was acquired as part of our purchase of the Bed Bath & Beyond brand in June 2023.

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

Our provision (benefit) for income tax for the three months ended September 30, 2024 and 2023 was $189,000 and $(13.4) million, respectively. The effective tax rate for the three months ended September 30, 2024 and 2023 was (0.3)% and 17.5%, respectively. Our provision (benefit) for income tax for the nine months ended September 30, 2024 and 2023 was $635,000 and $(24.7) million, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 was (0.4)% and 14.4%, respectively. Our tax provision and rate changed during the three and nine months ended September 30, 2024 as compared to the same period in 2023, and differs from the statutory federal income tax rate of 21% primarily due to year-to-date losses on our retail operations for which tax benefits are limited.

Each quarter we assess on a jurisdictional basis whether it is more likely than not that our deferred tax assets will be realized under ASC Topic 740. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to recover our deferred tax assets. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. A significant piece of objective negative evidence evaluated as of September 30, 2024, is the cumulative loss position over a three-year period generated by our U.S. retail operations. On the basis of this evaluation, we maintain a valuation allowance against our deferred tax assets for the U.S. jurisdiction, not supported by reversals of taxable temporary differences. We intend to continue maintaining a valuation allowance on our net U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

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

As we repatriate foreign earnings for use in the United States, the distributions are generally exempt from federal and foreign income taxes but may be subject to certain state taxes. As of September 30, 2024, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

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

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to execute on our business strategy, our ability to realize the benefits of any investment in new business strategies, acquisitions, or other transactions, and consumer sentiment towards our offerings. In the event that additional liquidity is required from outside sources, we may not be able to raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivable, net. At September 30, 2024, we had $140.4 million of cash and cash equivalents and $15.0 million of accounts receivable, net.

We entered into a Sales Agreement dated June 10, 2024 with JonesTrading, under which we may conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading, acting as our sales agent or principal, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. At September 30, 2024, we had $200.0 million available under our "at the market" sales program.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Cash (used in) provided by:
Operating activities	$(152,625)	$9,131
Investing activities	(6,546)	(51,759)
Financing activities	(2,081)	(3,356)

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $152.6 million of net cash used in operating activities during the nine months ended September 30, 2024 was primarily due to loss from operating activities adjusted for non-cash items of $111.7 million and cash used by changes in operating assets and liabilities of $41.0 million.

The $9.1 million of net cash provided by operating activities during the nine months ended September 30, 2023 was primarily due to loss from operating activities adjusted for non-cash items of $8.9 million offset by cash provided by changes in operating assets and liabilities of $18.0 million.

Investing activities

For the nine months ended September 30, 2024, investing activities resulted in a net cash outflow of $6.5 million, primarily due to $11.3 million of expenditures for property and equipment and $6.0 million for purchases of intangible assets, offset by $10.3 million of proceeds received from the sale of intangible assets.

For the nine months ended September 30, 2023, investing activities resulted in a net cash outflow of $51.8 million, primarily due to $25.8 million for purchases of intangible assets, $10.0 million for disbursement of notes receivable and $16.5 million of expenditures for property and equipment.

Financing activities

For the nine months ended September 30, 2024, financing activities resulted in a net cash outflow of $2.1 million, primarily due to $3.3 million for payment of taxes withheld upon vesting of employee stock awards.

For the nine months ended September 30, 2023, financing activities resulted in a net cash outflow of $3.4 million, primarily due to $2.6 million for payment of taxes withheld upon vesting of employee stock awards.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2024 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$2,268	$1,873	$395	$—	$—
Loan agreements (2)	42,660	1,484	2,968	2,972	35,236
Total contractual cash obligations	$44,928	$3,357	$3,363	$2,972	$35,236
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

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of September 30, 2024, accrued tax contingencies were $3.8 million. Changes in federal, foreign, state, and local tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

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

Investment Risk

The fair values of our equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At September 30, 2024, our recorded value in equity securities of private companies was $112.5 million. At September 30, 2024, $21.5 million of our equity securities and $10.9 million of our debt securities are of private companies, recorded at fair value using Level 3 inputs. Our fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that providing a sensitivity analysis is not practicable. These investments valued using Level 3 inputs represent 41.1% of assets measured at fair value. See Note 3—Fair Value Measurement for further information. For our equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are completely dependent on our infrastructure and on the availability, reliability and security of the Internet and related systems. Although we have migrated and continue to migrate some of our computer systems and operations to the public cloud, a substantial majority of our computer and communications infrastructure is running in our private cloud on hardware that is located at a single Beyond owned and operated facility, which we have agreed to sell pursuant to an agreement that is scheduled to close on or before November 30, 2024. As part of the agreement, we have agreed with the purchaser to negotiate a lease agreement that would allow us to continue to occupy and use the data center. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyberattacks, acts of war, break-ins, earthquake and similar events. Our back-up facility by itself is not adequate to support fulfillment of sales orders. Our servers and applications are vulnerable to malware, physical or electronic break-ins, internal sabotage, and other disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. Any internal or critical third-party system interruption that results in the unavailability of our websites or our mobile app or reduced performance of our transaction systems could interrupt or substantially reduce our ability to conduct our business. We have experienced periodic systems interruptions due to server failure, application failure, power failure and intentional cyberattacks in the past, and may experience additional interruptions or failures in the future. Any failure or impairment of our infrastructure or of the availability of the Internet or related systems caused by any source, including the transfer of our hardware to another location or the housing or maintenance of our hardware by a third party (including the purchaser of the facility where it is now located), could have a material adverse effect on our financial results, business and prospects. In addition, the occurrence of any event that would adversely affect ecommerce or discourage or prevent consumers from shopping online or via mobile apps could significantly decrease the volume of our sales.

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

Investment in new business strategies, acquisitions, or other transactions could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.

We have invested, and in the future may invest, in new business strategies, acquisitions, or other transactions. We intend for these initiatives to drive efficiencies and improve margins. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, new claims or litigation, economic, political, legal and regulatory challenges associated with operating in new businesses, regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Investment and acquisition transactions are exposed to additional risks, including the imposition of onerous conditions that could delay or prevent us from completing a transaction or otherwise limit our ability to fully realize the anticipated benefits of a transaction. In addition, any new investments or acquisitions may require us to raise additional capital, including debt or equity securities. These transactions may impose additional restrictions on our ability to operate and/or may be dilutive to you. In the event that additional liquidity is required from outside sources, we may not be able to raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

These new ventures are inherently risky and may not be successful. If we do not successfully manage and execute these initiatives, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized, and our business, operations and competitive position could be adversely affected.

The changing job market, the changes in our leadership team, the change in our compensation approach, the loss of key personnel, the changing job structure, or any inability to attract, retain and engage key personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued service and performance of our senior management, our board of directors, and other key personnel. In 2024, we underwent significant changes to our executive management team and board of directors, structural changes to our organization, and changes to our workforce with reductions in force. Additionally, in 2023, we adjusted our approach to equity compensation provided to our executives from a time-based approach to a performance-based approach. Uncertainties, including any substantial changes in leadership, our organization, our workforce, or any negative impacts associated with performance-based compensation, may cause employees to seek other opportunities or impair our ability to recruit new employees. With more businesses allowing employees to work remotely, we are forced to compete with businesses in other locations and states to attract and retain key employees. Currently, most of our local workforce works a hybrid schedule, where they work onsite three days each week and perform the remaining workdays in that week remotely. We have entered into an agreement to sell our corporate headquarters which is scheduled to close on or before November 30, 2024, which if completed, could impact our hybrid schedule. The changes in leadership, structural changes to our organization, reductions in force, changed approach to performance-based compensation, and uncertainty of the future job structure could create consequences such as a lack of productivity, a lack of engagement, employee dissatisfaction, and employee fatigue and could result in key employees finding other employers more attractive than working for our Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Purchases of Equity Securities

See Note 12—Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for information regarding our authorized share repurchase program. There were no repurchases made during the three months ended September 30, 2024. As of September 30, 2024, the approximate dollar value of shares that may yet be purchased under the stock repurchase program is $69.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider trading arrangements and policies.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated September 16, 2024, between Peace Coliseum, LLC and Salt Lake County, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2024

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

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).
______________________________________
* Filed herewith.
** Furnished herewith.
*** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Reporting Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 25, 2024	BEYOND, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial & Administrative Officer (Principal Financial Officer and Principal Accounting Officer)