Form 10-K/A
period 2023-12-31
BEYOND, INC.
filed 2024-10-31
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2024), was approximately $0.6 billion based upon the last sales price reported by The Nasdaq Global Market, on which the registrant's shares were previously listed. For purposes of this disclosure, shares of Common Stock held by directors and certain officers and by others who may be deemed to be affiliates of the registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be affiliates as that term is defined in the federal securities laws.
There were 46,046,223 shares of the Registrant's common stock, par value $0.0001, outstanding on October 29, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portion of the Registrant's proxy statement for the 2024 Annual Stockholders Meeting, filed March 28, 2024, are incorporated by reference into Part III of the Annual Report on Form 10-K originally filed on February 23, 2024, to the extent stated therein.
Auditor Name: KPMG LLP    Auditor Location: Salt Lake City, Utah    Auditor Firm ID: 185

Explanatory Note
This Amendment No. 2 to our Annual Report on Form 10-K (this "Amendment No. 2") amends Part IV, Item 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 of Beyond, Inc. (the "Company"), as filed with the Securities and Exchange Commission (the "SEC") on February 23, 2024 (the "Form 10-K"), as amended by Amendment No. 1 to our Annual Report on Form 10-K ("Amendment No. 1") filed with the SEC on June 24, 2024. The Company determined that as of December 31, 2023, tZERO Group, Inc. ("tZERO"), an equity method investment, met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. The purpose of this Amendment No. 2 is to provide financial statements for tZERO as of and for the years ended December 31, 2023 and 2022, pursuant to Rule 3-09 of Regulation S-X. In accordance with Rule 3-09(b)(1), tZERO's financial statements are being filed herewith as Exhibit 99.5. In addition, the Company is filing the consent of tZERO's independent registered public accounting firm as Exhibit 23.6 and new certifications by the Company's Chief Executive Officer and Chief Financial Officer as Exhibits 31.6, 31.7, 32.4 and 32.5, respectively.

Except as otherwise expressly noted, this Amendment No. 2 does not modify or update in any way (i) the consolidated financial position, the results of the operations or cash flows of the Company, or (ii) the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment No. 2 should be read in conjunction with the Form 10-K, Amendment No. 1, and any subsequent filings with the SEC.

Unless the context requires otherwise, all references to "we", "our", "us" or "Beyond" mean Beyond, Inc. and our majority-owned subsidiaries.

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
The financial statements of tZERO required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.5 to this Amendment.
(3) Exhibits:
The exhibits required by Item 601 of Regulation S-K and Item 15(b) are listed in the Exhibits list below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Asset Purchase Agreement, dated June 12, 2023, by and among Overstock.com, Inc., Bed Bath & Beyond Inc. and certain subsidiaries of Bed Bath & Beyond Inc.	8-K	000-49799	2.1	June 13, 2023

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49799	3.1	July 29, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-49799	3.2	November 6, 2023

3.3	Third Amended and Restated Bylaws	8-K	000-49799	3.3	November 6, 2023

4.1	Form of specimen common stock certificate	S-1/A	333-83728	4.1	May 6, 2002

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	000-49799	4.2	February 24, 2023

10.1(a)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers	10-K	000-49799	10.1	March 18, 2019

10.2(a)	Amended and Restated 2005 Equity Incentive Plan	8-K	000-49799	10.1	May 23, 2023

10.3(a)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan	10-K	000-49799	10.12	February 21, 2013

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	May 7, 2014

10.5	First Amendment dated July 29, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	August 6, 2014

10.6	Second Amendment dated September 3, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C.	8-K	000-49799	10.1	September 8, 2014

10.7	Project Management Agreement dated May 5, 2014 between O.Com Land LLC and Gardner CMS, L.C.	8-K	000-49799	10.2	May 7, 2014

10.8	Purchase and Sale Agreement dated September 17, 2014 by and between the Redevelopment Agency of Midvale City and O.com Land LLC	8-K	000-49799	10.1	September 23, 2014

10.9	Lease Agreement dated October 24, 2014 between O.com Land, LLC and Overstock.com Inc.	8-K	000-49799	10.19	October 28, 2014

10.10(a)	Summary of Unwritten Compensation Arrangements Applicable to Non-Employee Directors of Overstock.com, Inc.	10-K	000-49799	10.16	March 13, 2020

10.11	Amended and Restated Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as agent, dated June 26, 2020	8-K	000-49799	1.1	June 29, 2020

10.12	Loan Agreement by and between Peace Coliseum, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020	8-K	000-49799	10.1	March 12, 2020

10.13	Mezzanine Loan Agreement by and between Peace Coliseum Mezzanine, LLC, as Borrower, and LoanCore Capital Markets LLC, as Lender, dated as of March 6, 2020	8-K	000-49799	10.2	March 12, 2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020	8-K	000-49799	10.3	March 12, 2020

10.15	Mezzanine Guaranty of Recourse Obligations made by Overstock.com, Inc., as Guarantor, in favor of LoanCore Capital Markets LLC, dated as of March 6, 2020	8-K	000-49799	10.4	March 12, 2020

10.16(a)	Key Employee Severance Plan	8-K	000-49799	10.1	March 24, 2023

10.17	Transaction Agreement, dated as of January 25, 2021, by and among Overstock.com, Inc., Medici Ventures, Inc., Pelion MV GP, L.L.C. and Pelion, Inc., as guarantor	8-K	000-49799	10.1	January 25, 2021

10.18	Medici Ventures, L.P. Limited Partnership Agreement, dated as of April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C.	8-K	000-49799	10.1	April 26, 2021

10.19	First Amendment, dated August 30, 2021, to the Medici Ventures, L.P. Limited Partnership Agreement, dated April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C.	10-Q	000-49799	10.1	November 4, 2021

10.20(a)	2021 Employee Stock Purchase Plan	DEF 14A	000-49799	Annex A	March 25, 2021

10.21(a)	Severance and Release Agreement, dated November 5, 2023, with Jonathan E. Johnson, III	8-K	000-49799	10.1	November 6, 2023

21	Subsidiaries of the Registrant	10-K	001-41850	21	February 23, 2024

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-41850	23.1	February 23, 2024

23.2	Consent of KPMG related to Exhibit 99.1	10-K/A	001-41850	23.2	June 24, 2024

23.3	Consent of Ernst & Young related to Exhibit 99.2	10-K/A	001-41850	23.3	June 24, 2024

23.4	Consent of Ernst & Young related to Exhibit 99.3	10-K	001-41850	23.4	February 23, 2024

23.5	Consent of Baker Tilly related to Exhibit 99.4	10-K/A	001-41850	23.5	June 24, 2024

23.6	Consent of Baker Tilly related to Exhibit 99.5					X

24	Powers of Attorney (see signature page)	10-K	001-41850		February 23, 2024

31.1	Certification of Co-Principal Executive Officer	10-K	001-41850	31.1	February 23, 2024

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Co-Principal Executive Officer	10-K	001-41850	31.2	February 23, 2024

31.3	Certification of Principal Financial Officer	10-K	001-41850	31.3	February 23, 2024

31.4	Certification of Principal Executive Officer	10-K/A	001-41850	31.4	June 24, 2024

31.5	Certification of Principal Financial Officer	10-K/A	001-41850	31.5	June 24, 2024

31.6	Certification of Chief Executive Officer					X

31.7	Certification of Chief Financial Officer					X

32.1	Section 1350 Certification of Co-Principal Executive Officer	10-K	001-41850	32.1	February 23, 2024

32.2	Section 1350 Certification of Co-Principal Executive Officer	10-K	001-41850	32.2	February 23, 2024

32.3	Section 1350 Certification of Principal Financial Officer	10-K	001-41850	32.3	February 23, 2024

32.4	Section 1350 Certification of Chief Executive Officer					X

32.5	Section 1350 Certification of Chief Financial Officer					X

97	Incentive Compensation Recovery Policy	10-K	001-41850	97	February 23, 2024

99.1	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2021	10-K	000-49799	99.1	February 24, 2023

99.2	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2022	10-K	000-49799	99.2	February 24, 2023

99.3	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2023	10-K	001-41850	99.3	February 23, 2024

99.4	Audited financial statements of tZERO Group, Inc. as of and for the periods ended December 31, 2022 and 2021	10-K/A	000-49799	99.4	July 3, 2023

99.5	Audited financial statements of tZERO Group, Inc. as of and for the periods ended December 31, 2023 and 2022					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2024.

BEYOND, INC.
By:	/s/ DAVID J. NIELSEN
David J. Nielsen
President (Principal Executive Officer)