Form 10-Q
period 2025-03-31
BEYOND, INC.
filed 2025-04-29
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-41850

BEYOND, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0634302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
433 W. Ascension Way, 3rd Floor
Murray
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

57,679,459 shares of the registrant's common stock, par value $0.0001, were outstanding on April 25, 2025.

BEYOND, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2025

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the information incorporated herein by reference, and our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of the federal securities laws. These statements are intended to be covered by the safe harbor provisions of these laws. You can find many of these statements by looking for words such as "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "continue," "contemplate," "seek," "assume," "believe," "intend," "plan," "forecast," "goal," "estimate," or other similar terms or expressions or the negative of these terms or expressions, although not all forward-looking statements contain these identifying terms or expressions.

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
•Trade policies or restrictions, import and export policies, tariffs, bans, or other measures or events and related macroeconomic effects.
•Our changing business model and use of the Overstock brand, Bed Bath & Beyond brand, buybuy BABY brand, and other brands of ours, could negatively impact our business.
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

•If we do not successfully optimize and operate shipping operations or customer service operations, our business could be harmed.
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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this report and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025, especially under the headings "Special Cautionary Note Regarding Forward-Looking Statements," "Summary of Risk Factors," "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results and outcomes to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events. Our forward-looking statements contained in this report speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements are based.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$114,576	$159,169
Restricted cash	26,905	26,924
Accounts receivable, net of allowance for credit losses of $2,680 and $2,236	18,072	15,847
Inventories	24,588	11,546
Prepaids and other current assets	12,323	14,021
Total current assets	196,464	227,507
Property and equipment, net	19,498	23,544
Intangible assets, net	32,773	30,246
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $25,400 and $21,640	77,741	78,186
Operating lease right-of-use assets	6,131	6,858
Other long-term assets, net	24,958	29,453
Total assets	$363,725	$401,954
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$78,035	$81,939
Accrued liabilities	61,568	73,614
Unearned revenue	40,807	43,095
Operating lease liabilities, current	839	1,342
Short-term debt, net	24,898	24,871
Total current liabilities	206,147	224,861
Operating lease liabilities, non-current	6,293	6,452
Other long-term liabilities	7,917	7,909
Total liabilities	220,357	239,222
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 63,413 and 59,560
Outstanding shares - 56,832 and 53,069	6	5
Additional paid-in capital	1,093,943	1,072,869
Accumulated deficit	(780,378)	(740,466)
Treasury stock at cost - 6,581 and 6,491	(170,203)	(169,676)
Total stockholders' equity	143,368	162,732
Total liabilities and stockholders' equity	$363,725	$401,954

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Net revenue	$231,748	$382,281
Cost of goods sold	173,616	307,922
Gross profit	58,132	74,359
Operating expenses
Sales and marketing	31,290	67,906
Technology	26,718	29,581
General and administrative	14,314	20,454
Customer service and merchant fees	9,357	13,943
Total operating expenses	81,679	131,884
Operating loss	(23,547)	(57,525)
Interest income, net	762	2,717
Other expense, net	(16,933)	(18,791)
Loss before income taxes	(39,718)	(73,599)
Provision for income taxes	194	329
Net loss	$(39,912)	$(73,928)
Net loss per share of common stock:
Basic	$(0.74)	$(1.62)
Diluted	$(0.74)	$(1.62)
Weighted average shares of common stock outstanding:
Basic	53,661	45,587
Diluted	53,661	45,587

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Net loss	$(39,912)	$(73,928)
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0 and $0	—	4
Other comprehensive income	—	4
Comprehensive loss	$(39,912)	$(73,924)

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended March 31,
	2025	2024
Equity attributable to stockholders of Beyond, Inc.
Shares of common stock issued
Balance at beginning of period	59,560	51,770
Common stock issued upon vesting of restricted stock	275	384
Common stock issued for ESPP purchases	91	56
Common stock sold through offerings	3,487	—
Balance at end of period	63,413	52,210
Shares of treasury stock
Balance at beginning of period	6,491	6,356
Tax withholding upon vesting of employee stock awards	90	121
Balance at end of period	6,581	6,477
Total shares of common stock outstanding	56,832	45,733
Common stock
Balance at beginning of period	$5	$5
Common stock sold through offerings	1	—
Balance at end of period	$6	$5
Additional paid-in capital
Balance at beginning of period	$1,072,869	$1,007,649
Stock-based compensation to employees and directors	1,094	4,776
Common stock issued for ESPP purchases	509	935
Common stock sold through offerings, net	19,471	—
Balance at end of period	$1,093,943	$1,013,360
Accumulated deficit
Balance at beginning of period	$(740,466)	$(481,671)
Net loss	(39,912)	(73,928)
Balance at end of period	$(780,378)	$(555,599)
Accumulated other comprehensive loss
Balance at beginning of period	$—	$(506)
Net other comprehensive income	—	4
Balance at end of period	$—	$(502)
Treasury stock
Balance at beginning of period	$(169,676)	$(166,345)
Tax withholding upon vesting of employee stock awards	(527)	(3,172)
Balance at end of period	$(170,203)	$(169,517)
Total stockholders' equity	$143,368	$287,747

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(39,912)	$(73,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,844	3,960
Non-cash operating lease cost	727	831
Stock-based compensation to employees and directors	1,094	4,776
Gain on sale of intangible assets	(336)	—
Loss from equity method securities	17,073	18,452
Other non-cash adjustments	200	(76)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,225)	(3,667)
Inventories	(13,042)	137
Prepaids and other current assets	2,167	2,297
Other long-term assets, net	(125)	135
Accounts payable	(4,087)	10,059
Accrued liabilities	(14,302)	(1,412)
Unearned revenue	(2,288)	5,078
Operating lease liabilities	(662)	(894)
Other long-term liabilities	(47)	(358)
Net cash used in operating activities	(50,921)	(34,610)
Cash flows from investing activities:
Purchase of equity securities	(8,000)	—
Purchase of intangible assets	(5,214)	(5,714)
Expenditures for property and equipment	(1,181)	(3,422)
Proceeds from the sale of intangible assets	1,250	—
Other investing activities, net	—	10
Net cash used in investing activities	(13,145)	(9,126)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	19,472	—
Payments of taxes withheld upon vesting of employee stock awards	(527)	(3,172)
Other financing activities, net	509	653
Net cash provided by (used in) financing activities	19,454	(2,519)
Net decrease in cash, cash equivalents, and restricted cash	(44,612)	(46,255)
Cash, cash equivalents, and restricted cash, beginning of period	186,093	302,749
Cash, cash equivalents, and restricted cash, end of period	$141,481	$256,494

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Beyond, Inc. is an ecommerce focused affinity company that owns or has ownership interests in various retail brands, offering a comprehensive array of products and services that enable its customers the ability to unlock their homes' potential while supporting their families and all of life's milestones. We currently own Bed Bath & Beyond, Overstock, buybuy BABY, and other related brands and websites.

As used herein, "Beyond," "the Company," "we," "our" and similar terms include Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our significant accounting policies disclosed in Note 2—Accounting Policies and Supplemental Disclosures, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2024, except as disclosed below.

The accompanying unaudited consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

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

3. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$22,033	$22,033	$—	$—
Equity securities, at fair value	25,400	11,436	—	13,964
Available-for-sale debt securities (1)	10,989	—	—	10,989
Debt securities, at fair value (1)	7,211	—	—	7,211
Total assets	$65,633	$33,469	$—	$32,164

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$21,799	$21,799	$—	$—
Equity securities, at fair value	21,640	—	—	21,640
Available-for-sale debt securities (1)	10,985	—	—	10,985
Debt securities, at fair value (1)	14,814	—	—	14,814
Total assets	$69,238	$21,799	$—	$47,439
___________________________________________
(1)    Included in Other long-term assets, net in the consolidated balance sheets.

The following table provides activity for our Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2023	$51,530
Increase due to purchases of Level 3 investments	17,000
Decrease in fair value of Level 3 investments	(21,836)
Accrued interest on Level 3 investments	745
Level 3 investments at December 31, 2024	47,439
Increase due to acquisition of Level 3 investments	1,117
Transfers out of Level 3 investments	(7,510)
Decrease in fair value of Level 3 investments	(8,794)
Accrued interest, net on Level 3 investments	(88)
Level 3 investments at March 31, 2025	$32,164

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer hardware and software, including internal-use software and website development	$182,738	$202,005
Furniture and equipment	4,695	4,098
Leasehold improvements	1,512	1,466
	188,945	207,569
Less: accumulated depreciation	(169,447)	(184,025)
Total property and equipment, net	$19,498	$23,544

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended March 31,
	2025	2024
Capitalized internal-use software and website development	$1,348	$3,384
Depreciation of internal-use software and website development	3,389	1,950

Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cost of goods sold	$73	$98
Technology	4,463	3,517
General and administrative	89	108
Total depreciation	$4,625	$3,723

5. INTANGIBLE ASSETS, NET

On January 30, 2025, we entered into an Asset Purchase Agreement with BBBY Acquisition Co., LLC ("BBBY") to acquire certain intellectual property related to the buybuy BABY brand and closed the transaction on February 21, 2025. The Company acquired BBBY’s rights in the buybuy BABY brand, assets, information and content related to the associated buybuy BABY website, including trademarks, domain names, data, information, content, and select contractual rights, and goodwill associated with the brand for a total purchase price of $5.0 million which was paid at closing, and the assumption of certain contractual liabilities described therein. The aggregate purchase price, inclusive of contractual liabilities assumed and direct acquisition-related expenses, totaled $7.1 million which has been allocated to trade names, with an indefinite useful life.

On March 17, 2025, we entered into an Intellectual Property Asset Purchase Agreement with Lyons Trading Company, the operator of Proozy.com, to sell our rights in the Zulily brand for a total sales price of $5.0 million while retaining a 25% ownership stake in the brand in the form of a newly created entity ("Zulily Newco"). In connection with this transaction, we received $1.25 million upfront, and will receive the remaining $3.75 million in quarterly installments over the course of five years, which is recorded as a long-term receivable and included in Other long-term assets, net in our consolidated balance sheets. We also recognized $1.12 million, which represents our 25% ownership stake in Zulily Newco, and is included in Equity securities in our consolidated balance sheets.

Intangible assets, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Intangible assets subject to amortization, gross (1)	$5,645	$6,239
Less: accumulated amortization of intangible assets	(3,223)	(3,145)
Intangible assets subject to amortization, net	2,422	3,094
Intangible assets not subject to amortization	30,351	27,152
Total intangible assets, net	$32,773	$30,246
___________________________________________
(1)    At March 31, 2025, the weighted average remaining useful life for intangible assets subject to amortization, gross was 3.0 years.

6. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Equity securities accounted for under the equity method under ASC 323	$52,341	$56,546
Equity securities accounted for under the equity method under the fair value option	25,400	21,640
Total equity securities	$77,741	$78,186

Our equity securities accounted for under the equity method under ASC 323 include equity securities in which we can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity. During the period ended March 31, 2025, after stockholder approval was obtained from Kirkland's, Inc. ("Kirkland's") stockholders, we funded our additional $8.0 million investment in Kirkland's in exchange for Kirkland's common stock and converted our $8.5 million convertible promissory note (plus accrued interest) into shares of Kirkland's common stock. After all transactions, we own approximately 40% of Kirkland's outstanding shares of common stock. In addition, as part of the sale of our rights in the Zulily brand, we retained a 25% ownership stake in the brand in the form of a newly created entity, Zulily Newco. See Note 5—Intangible Assets, net, for further information.

The following table includes our equity securities accounted for under the equity method and related ownership interest as of March 31, 2025:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	28%
SpeedRoute, LLC	49%
Kirkland's, Inc.	40%
Zulily Newco	25%

The carrying amount of our equity method securities was $77.7 million at March 31, 2025, which is included in Equity securities on our consolidated balance sheets, of which $25.4 million was valued under the fair value option (tZERO, SpeedRoute, Kirkland's, and Zulily Newco). Our equity securities in Kirkland's are carried at fair value based on Level 1 inputs. The aggregate fair value of our equity securities in Kirkland's at March 31, 2025 was $11.4 million. For our equity method investments, there was no difference in the carrying amount of the assets and liabilities and our maximum exposure to loss, and there was no difference between the carrying amount of our investment in Medici Ventures, L.P., and the amount of underlying equity we have in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in Other expense, net in our consolidated statements of operations (in thousands):

	Three months ended March 31,
	2025	2024
Net loss recognized on our proportionate share of the net assets of our equity method securities	$(4,205)	$(9,734)
Decrease in fair value of equity method securities held under fair value option	(12,868)	(8,718)

Regulation S-X Rule 10-01(b)(1)

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered "significant subsidiaries". Summarized income statement information of an equity method investee is required in an interim report if the significance criteria are met as defined under SEC guidance. For the periods ended March 31, 2025 and 2024, none of our equity method investees met the significance criteria.

7. BORROWINGS

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

As of March 31, 2025, the outstanding balance on the line of credit was $25.0 million, net of $102,000 of capitalized debt issuance costs. Our total outstanding debt on the line of credit is included in Short-term debt, net on our consolidated balance sheets.

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

The components of lease expenses were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost	$912	$882
Variable lease cost	309	268

The following table provides a summary of other information related to leases (in thousands):

	Three months ended March 31,
	2025	2024
Cash payments included in operating cash flows from lease arrangements	$851	$936

The following table provides supplemental balance sheet information related to leases:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term—operating leases	7.12 years	6.65 years
Weighted-average discount rate—operating leases	7%	6%

Maturity of lease liabilities under our non-cancellable operating leases as of March 31, 2025, are as follows (in thousands):

Payments due by period	Amount
2025 (Remainder)	$904
2026	1,247
2027	1,137
2028	1,099
2029	1,132
Thereafter	3,497
Total lease payments	9,016
Less interest	1,884
Present value of lease liabilities	$7,132

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

We establish liabilities when a particular contingency is probable and estimable which are included in Accrued liabilities on our consolidated balance sheets. At March 31, 2025 and December 31, 2024, our established liabilities were not material.

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

JonesTrading Sales Agreement

We entered into a Capital on DemandTM Sales Agreement (the "Sales Agreement") dated June 10, 2024 with JonesTrading Institutional Services LLC ("JonesTrading"), under which we have conducted and may in the future conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading, acting as our sales agent or principal, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell shares under the Sales Agreement, but we may do so from time to time. For the three months ended March 31, 2025, we sold 3,486,895 shares of our common stock pursuant to the Sales Agreement and have recognized $19.5 million in proceeds, net of $398,000 of offering costs, including commissions paid to JonesTrading. As of March 31, 2025, we had $136.3 million remaining available under our "at the market" sales program.

Stock Repurchase Program

During the three months ended March 31, 2025 and 2024, we did not repurchase any shares of our common stock under our stock repurchase program. As of March 31, 2025, we had $69.9 million available for future share repurchases under our current repurchase authorization through December 31, 2025.

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

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cost of goods sold	$1	$—
Sales and marketing	103	222
Technology	57	1,980
General and administrative	933	2,574
Total stock-based compensation	$1,094	$4,776

Beyond restricted stock unit awards

The Beyond, Inc. Amended and Restated 2005 Equity Incentive Plan provides for the grant of restricted stock units and other types of equity awards to employees and directors of the Company. The Compensation Committee of the Board of Directors approves grants of restricted stock unit awards to our officers, board members and employees. These restricted stock unit awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.4% at the end of the third year, subject to the recipient's continuing service to us. In addition to our traditional equity awards, in fiscal 2024, we changed our vesting schedule for restricted stock units from three years to four years for all restricted stock units granted to employees below Vice President level. These restricted stock unit awards will vest at 25% each year. In the first quarter of fiscal 2025, we adjusted back to the prior vesting schedule of a three-year vesting schedule.

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

Performance Shares

During the three months ended March 31, 2025, we granted 472,240 performance-based shares ("PSUs") to our executive management team under the 2025 performance share award agreement. Each grant of PSUs is eligible to vest based on achieving three performance metrics, with 50% of the target number of PSUs multiplied by the Adjusted EBITDA Performance Multiplier, 25% of the target number of PSUs multiplied by the Gross Margin Performance Multiplier, and 25% of the target number of PSUs multiplied by the Contribution Margin Performance Multiplier, with the potential weighted average maximum payout of 135% of the "Target" number of PSUs. To the extent any of the PSUs become earned based on our achievement of the three aforementioned performance metrics, such earned PSUs will vest as to one-third of the earned PSUs on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through the vesting date. To be eligible to vest in any tranche of the PSUs, we must meet the threshold performance metrics established for the performance period. We recognize expense as compensation cost based on the fair value on the date of grant over the performance period, taking into account the probability that we will satisfy the performance goals.

Stock-based compensation related to the PSUs is included in the stock-based compensation expense table above combined with the expense associated with our restricted stock units, performance share options, and ESPP. Stock-based compensation related to the PSUs was a credit of $2.1 million due to staff related reductions for the three months ended March 31, 2025.

Performance Share Options

Stock-based compensation related to the Performance Share Option is included in stock-based compensation expense table above combined with the expense associated with our restricted stock units, PSUs, and ESPP. Stock-based compensation related to the performance share options was $1.0 million for the three months ended March 31, 2025.

The following table summarizes restricted stock unit, PSU, and Performance Share Option award activity (in thousands, except per share data):

	Three months ended March 31, 2025
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	3,564	$20.98
Granted at fair value	1,027	7.96
Vested	(275)	26.43
Forfeited	(542)	16.49
Outstanding—end of period	3,774	$7.19

Employee Stock Purchase Plan

Purchases under the 2021 Employee Stock Purchase Plan (the "ESPP") during the three months ended March 31, 2025 and 2024 were 90,921 shares and 56,575 shares, respectively, at an average purchase price per share of $5.43 and $16.53, respectively. At March 31, 2025, approximately 2.6 million shares of common stock remained available under the ESPP.

Stock-based compensation related to the ESPP is included in the stock-based compensation expense table above combined with the expense associated with our restricted stock units, PSUs, and performance share options. Stock-based compensation related to the ESPP was $162,000 and $346,000 for the three months ended March 31, 2025 and 2024, respectively.

13. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2023	$49,597
Increase due to deferral of revenue at period end, net	32,802
Decrease due to beginning contract liabilities recognized as revenue	(39,304)
Unearned revenue at December 31, 2024	43,095
Increase due to deferral of revenue at period end, net	20,543
Decrease due to beginning contract liabilities recognized as revenue	(22,831)
Unearned revenue at March 31, 2025	$40,807

Our total unearned revenue related to outstanding loyalty program rewards was $6.6 million and $11.1 million at March 31, 2025 and December 31, 2024, respectively. Breakage income related to loyalty program rewards and gift cards is recognized in Net revenue in our consolidated statements of operations. Breakage included in revenue was $6.6 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations. At March 31, 2025 and December 31, 2024, we had an additional $4.3 million and $4.6 million, respectively, of unearned contract revenue classified within Other long-term liabilities on our consolidated balance sheets.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2023	$8,651
Additions to the allowance	105,353
Deductions from the allowance	(104,478)
Allowance for returns at December 31, 2024	9,526
Additions to the allowance	20,955
Deductions from the allowance	(22,760)
Allowance for returns at March 31, 2025	$7,721

14. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(39,912)	$(73,928)

Denominator:
Weighted average shares of common stock outstanding—basic	53,661	45,587
Weighted average shares of common stock outstanding—diluted	53,661	45,587

Net loss per share of common stock:
Basic	$(0.74)	$(1.62)
Diluted	$(0.74)	$(1.62)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2025	2024
Restricted stock units, PSUs, and Performance Share Option	2,579	1,702
Employee stock purchase plan	405	110

15. BUSINESS SEGMENTS

Segment Operations: We currently have one reportable segment, which is our Retail business. The reportable segment is comprised of our Overstock.com operating segment and our Bed, Bath & Beyond operating segment, which are aggregated into a single reportable Retail segment due to their similar economic characteristics and business activities. The Bed Bath & Beyond operating segment includes results from our buybuy BABY brand, which are not material to the business and are not separately reviewed by the Chief Operating Decision Maker. The reporting segment primarily derives revenues from e-commerce sales of home furnishing merchandise through our suite of websites and mobile apps.

The accounting policies of the Retail segment are the same as those described in the summary of significant accounting policies. The Chief Operating Decision Maker (CODM), who is our Principal Executive Officer, makes resource allocation decisions based on reports that focus predominantly on Net Revenues, Gross Profit, Sales and Marketing as a percentage of Gross Profit, Technology, and General & Administrative expenses as a percentage of Gross Profit, as well as Operating Income (Loss) measured under GAAP, as reported on our Consolidated Statement of Operations. The CODM also receives our Consolidated Cash and Cash Equivalents balance as a measure of liquidity as reported on our Consolidated Balance Sheet. The CODM uses Operating Income (Loss) to evaluate income generated from segment resources in deciding whether to reinvest profits into the retail segment or into other parts of the entity, such as to make acquisitions or investments. The CODM also uses Operating Income (Loss) to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing bonus metrics.

Cost of Goods Sold, Sales & Marketing, Technology, General & Administrative, and Customer Service and Merchant Fees, as reported on our Consolidated Statement of Operations, are significant expenses evaluated by our CODM. The measure of segments assets is reported on the Consolidated Balance Sheet as Cash and Cash Equivalents.

16. SUBSEQUENT EVENTS

Letter of Credit

On April 3, 2025, the Company entered into a standby letter of credit agreement with BMO Bank N.A. in an initial amount of $5.0 million, expiring on April 3, 2026. The letter of credit was issued in favor of one of the Company's payment processors as a financial guarantee in connection with ongoing payment processing operations. In accordance with the terms of the agreement with the Company's payment processor, the letter of credit is expected to be increased by $3.0 million, 30 days following the initial issuance, and further increased by an additional $3.0 million, 60 days following the initial issuance. Upon completion of these scheduled increases, the total letter of credit is expected to be valued at $11.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe to be relevant to an understanding of our unaudited consolidated financial condition and results of operations. The statements in this section regarding industry outlook, our expectations regarding the performance of our business and any other non-historical statements are forward-looking statements. Our actual results and outcomes may differ materially from those contained in or implied by any forward-looking statements contained herein. These forward-looking statements are subject to numerous risks, uncertainties, and other important factors, including, but not limited to, those described in "Special Cautionary Note Regarding Forward Looking Statements" and in Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q. You should read the following discussion together with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part I, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.

Overview

We are an e-commerce affinity marketing company that owns or has ownership interests in various retail brands with the aim of offering a comprehensive array of products and services that enable its customers the ability to unlock their homes' potential while supporting their families and all of life's milestones. In addition, we also offer an increasing number of add-on services across our platforms, including warranties, shipping insurance, installation services, and access to home loans. We will also be expanding our global loyalty program, Beyond +, to encompass all affiliated entities across our cooperative in order to incentivize customer retention within our growing ecosystem. We currently own Overstock, Bed Bath & Beyond, and buybuy BABY. As used herein, "Beyond," "the Company," "we," "our" and similar terms include Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

Through our Bed Bath & Beyond brand, we aim to provide an extensive array of home-related products tailored specifically for our target customers - consumers who seek comprehensive support throughout their shopping journey, aspiring to discover quality, stylish products at competitive prices that align with their budget requirements. We regularly refresh our product assortment to reflect the evolving preferences of our customers and aim to stay aligned with current trends. The mission of this brand is to achieve category-leading ownership of four distinct rooms of the home: the bedroom, the bathroom, the kitchen, and the patio, and our goal is for our assortment to include not only core legacy categories like bedding and kitchenware, but also adjacent categories like bedroom and outdoor furniture and rugs. Furniture across all rooms continues to play a critical role in our strategy, as we expand our presence in both essential and style-driven home furnishing categories. Leveraging an asset-light supply chain, we offer direct shipping to customers from both our suppliers and our leased warehouse.

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

Our recent buybuy BABY acquisition allows us to reunite two traditionally related brands, Bed Bath & Beyond and buybuy BABY, and support our customers through key life stage shopping moments.

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

Revenue decreased 39.4% for the three months ended March 31, 2025, compared to the same period in 2024. This decrease was primarily due to a 46% decrease in orders delivered. The decrease was partially offset by a 12% increase in average order value. The decrease in orders delivered was driven by a decline in website visits influenced in part by a shift in consumer spending preferences and macroeconomic factors impacting consumer sentiment and the home furnishings industry as well as a reduction in overall sales and marketing spend as we focus on reducing spend by improving more efficient traffic channels. The increase in average order value was largely driven by the seasonality of orders mixing into categories with higher average unit retail price.

Gross profit decreased 21.8% for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a decrease in revenue. Gross margin increased to 25.1% for the three months ended March 31, 2025, compared to 19.5% for the same period in 2024, primarily driven by merchandising actions and a reduction in carrier costs.

Sales and marketing expenses as a percent of revenue decreased from 17.8% for the three months ended March 31, 2024 to 13.5% for the three months ended March 31, 2025, primarily due to decreased performance marketing expense and brand advertising.

Technology expenses totaled $26.7 million for the three months ended March 31, 2025, a $2.9 million decrease compared to the three months ended March 31, 2024, primarily due to a reduction in staff-related expenses.

General and administrative expenses decreased $6.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a reduction in staff-related expenses.

Customer service and merchant fees decreased $4.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to decreased order volume.

Our consolidated cash and cash equivalents balance decreased from $159.2 million as of December 31, 2024, to $114.6 million as of March 31, 2025.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends and geopolitical events, including, without limitation, ongoing global conflicts, trade barriers including tariffs, financial and stock market volatility, higher interest rates, inflation, and their impacts. These events have and may continue to negatively impact consumer confidence and consumer spending, which have and may continue to adversely affect our business and our results of operations. Many of our suppliers source from other countries and may be negatively affected by increased tariffs or other import/export controls by the United States and foreign governments, as well as uncertainty in the market as it responds to global macroeconomic factors. Due to the uncertain and constantly evolving nature and volatility of these trends and events, we cannot currently predict their long-term impact on our operations and financial results. As of March 31, 2025, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended March 31,
	2025	2024
Net revenue	$231,748	$382,281
Cost of goods sold
Product costs and other cost of goods sold	173,616	307,922
Gross profit	$58,132	$74,359
Year-over-year percentage change
Net revenue	(39.4)%
Gross profit	(21.8)%
Percent of net revenue
Cost of goods sold
Product costs and other cost of goods sold	74.9%	80.5%
Gross margin	25.1%	19.5%

The 39.4% decrease in net revenue for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a 46% decrease in orders delivered. The decrease was partially offset by a 12% increase in average order value. The decrease in orders delivered was driven by a decline in website visits influenced in part by a shift in consumer spending preferences and macroeconomic factors impacting consumer sentiment and the home furnishings industry as well as a reduction in overall sales and marketing spend as we focus on reducing spend by improving more efficient traffic channels. The increase in average order value was largely driven by the seasonality of orders mixing into categories with higher average unit retail price.

International net revenues were less than 7% of total net revenues for each of the three months ended March 31, 2025 and 2024.

Change in estimate of average transit times (days)

Our revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates, which can be further impacted by uncertainty, volatility, and any disruption to our carriers caused by certain macroeconomic conditions, such as supply chain challenges, trade barriers including tariffs, inflation, rising interest rates, climate and weather events, or geopolitical events.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended March 31, 2025
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(5,049)	$(942)
1	$(2,321)	$(433)
As reported	As reported	As reported
-1	$2,310	$431
-2	$5,013	$935

Gross profit and gross margin

Our overall gross margins fluctuate based on factors such as competitive pricing; product costs; discounting; product mix of sales; advertising revenue and our marketing allowance program; and operational and fulfillment costs which include costs incurred to operate and staff warehouses, including rent and depreciation expense associated with these facilities, costs to receive, inspect, pick, and prepare customer order for delivery, and direct and indirect labor costs including payroll, payroll-related benefits, and stock-based compensation, all of which we include as costs in calculating gross margin.

Gross margins for the past five quarterly periods and fiscal year ending 2024 were:

	Q1 2024	Q2 2024	Q3 2024	Q4 2024	FY 2024	Q1 2025
Gross margin	19.5%	20.1%	21.2%	23.0%	20.8%	25.1%

Gross profit for the three months ended March 31, 2025 decreased 21.8% compared to the same period in 2024, primarily due to a decrease in revenue. Gross margin increased to 25.1% for the three months ended March 31, 2025, compared to 19.5% for the same period in 2024, primarily driven by merchandising actions and a reduction in carrier costs.

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

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended March 31,
	2025	2024
Sales and marketing expenses	$31,290	$67,906
Advertising expense included in sales and marketing expenses	29,377	64,960
Year-over-year percentage change
Sales and marketing expenses	(53.9)%
Advertising expense included in sales and marketing expenses	(54.8)%
Percent of net revenue
Sales and marketing expenses	13.5%	17.8%
Advertising expense included in sales and marketing expenses	12.7%	17.0%

The 430 basis point decrease in sales and marketing expenses as a percent of net revenue for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to decreased performance marketing expense and brand advertising.

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

The following table summarizes our technology expenses (in thousands):

	Three months ended March 31,
	2025	2024
Technology expenses	$26,718	$29,581
Year-over-year percentage change
Technology expenses	(9.7)%
Technology expenses as a percent of net revenue	11.5%	7.7%

The $2.9 million decrease in technology expenses for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a reduction in staff-related expenses.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended March 31,
	2025	2024
General and administrative expenses	$14,314	$20,454
Year-over-year percentage change
General and administrative expenses	(30.0)%
General and administrative expenses as a percent of net revenue	6.2%	5.4%

The $6.1 million decrease in general and administrative expenses for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a reduction in staff-related expenses.

Customer service and merchant fees

Customer service and merchant fees include customer service costs and merchant processing fees associated with customer payments made by credit cards and other payment methods and other variable fees. Customer service and merchant fees as a percent of net revenue may vary due to several factors, such as our ability to effectively manage customer service costs and merchant fees.

The following table summarizes our customer service and merchant fees (in thousands):

	Three months ended March 31,
	2025	2024
Customer service and merchant fees	$9,357	$13,943
Year-over-year percentage change
Customer service and merchant fees	(32.9)%
Customer service and merchant fees as a percent of net revenue	4.0%	3.6%

The $4.6 million decrease in customer service and merchant fees for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to decreased order volume.

Other expense, net

The $1.9 million decrease in other expense, net for the three months ended March 31, 2025 as compared to the same period in 2024, was primarily due to a $1.4 million decrease in loss recognized from our equity method securities.

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

Our provision for income tax for the three months ended March 31, 2025 and 2024 was $194,000 and $329,000, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 was (0.5)% and (0.4)%, respectively. Our tax provision and rate differs from the statutory federal income tax rate of 21% primarily due to year-to-date losses on our retail operations for which tax benefits are limited.

Each quarter we assess on a jurisdictional basis whether it is more likely than not that our deferred tax assets will be realized under ASC Topic 740. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to recover our deferred tax assets. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. A significant piece of objective negative evidence evaluated as of March 31, 2025, is the cumulative loss position over a three-year period generated by our U.S. retail operations. On the basis of this evaluation, we continue to maintain a valuation allowance against our deferred tax assets for the U.S. jurisdiction, not supported by reversals of taxable temporary differences. We intend to continue maintaining a valuation allowance on our net U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

As we repatriate foreign earnings for use in the United States, the distributions are generally exempt from federal and foreign income taxes but may be subject to certain state taxes. As of March 31, 2025, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivable, net. At March 31, 2025, we had $114.6 million of cash and cash equivalents and $18.1 million of accounts receivable, net of allowance for credit losses.

On April 3, 2025, the Company entered into a standby letter of credit agreement with BMO Bank N.A. in an initial amount of $5.0 million, expiring on April 3, 2026. The letter of credit was issued in favor of one of the Company's payment processors as a financial guarantee in connection with ongoing payment processing operations. In accordance with the terms of the agreement with the Company's payment processor, the letter of credit is expected to be increased by $3.0 million, 30 days following the initial issuance, and further increased by an additional $3.0 million, 60 days following the initial issuance. Upon completion of these scheduled increases, the total letter of credit is expected to be valued at $11.0 million.

We entered into a Sales Agreement dated June 10, 2024 with JonesTrading, under which have conducted and may in the future conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading, acting as our sales agent or principal, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. At March 31, 2025, we had $136.3 million available under our "at the market" sales program. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. Under the agreement, we will pay JonesTrading up to a 2% sales commission on all sales. For the three months ended March 31, 2025, we sold 3,486,895 shares of our common stock pursuant to the Sales Agreement and have recognized $19.5 million in proceeds, net of $398,000 of offering costs, including commissions paid to JonesTrading.

Cash flow information is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cash (used in) provided by:
Operating activities	$(50,921)	$(34,610)
Investing activities	(13,145)	(9,126)
Financing activities	19,454	(2,519)

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $50.9 million of net cash used in operating activities during the three months ended March 31, 2025 was primarily due to loss from operating activities adjusted for non-cash items of $16.3 million and cash used by changes in operating assets and liabilities of $34.6 million with $15.0 million used for the purchase of inventory and the remainder primarily due to timing of partner and marketing payments.

The $34.6 million of net cash used in operating activities during the three months ended March 31, 2024 was primarily due to loss from operating activities adjusted for non-cash items of $46.0 million offset by cash provided by changes in operating assets and liabilities of $11.4 million.

Investing activities

For the three months ended March 31, 2025, investing activities resulted in a net cash outflow of $13.1 million, primarily due to $8.0 million for purchases of equity securities, $5.2 million for purchases of intangible assets, and $1.2 million of expenditures for property and equipment, offset by $1.3 million of proceeds received from the sale of intangible assets.

For the three months ended March 31, 2024, investing activities resulted in a net cash outflow of $9.1 million, primarily due to $5.7 million for purchases of intangible assets and $3.4 million of expenditures for property and equipment.

Financing activities

For the three months ended March 31, 2025, financing activities resulted in a net cash inflow of $19.5 million, primarily due to $19.5 million in net proceeds from the sales of our common stock pursuant to our "at the market" public offering, net of offering costs.

For the three months ended March 31, 2024, financing activities resulted in a net cash outflow of $2.5 million, primarily due to $3.2 million for payment of taxes withheld upon vesting of employee stock awards.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2025 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$9,016	$1,215	$2,348	$2,215	$3,238
Total contractual cash obligations	$9,016	$1,215	$2,348	$2,215	$3,238
 __________________________________________
(1)    Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Note 8—Leases, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of March 31, 2025, accrued tax contingencies were $3.7 million. Changes in federal, foreign, state, and local tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Except as disclosed in Note 2—Summary of Significant Accounting Policies, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Critical Accounting Policies and Estimates, included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2—Accounting Policies and Supplemental Disclosures, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Investment Risk

The fair values of our equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At March 31, 2025, our recorded value in equity securities of private and public companies was $77.7 million, of which $11.4 million relates to publicly-traded companies, recorded at fair value, which are subject to market price volatility. At March 31, 2025, $14.0 million of our equity securities and $18.2 million of our debt securities are recorded at fair value using Level 3 inputs. Our fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that providing a sensitivity analysis is not practicable. These investments valued using Level 3 inputs represent 49.0% of assets measured at fair value. See Note 3—Fair Value Measurement for further information. For our equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in, or become subject to litigation or other legal proceedings concerning consumer protection, employment, privacy, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of our business and the sale of products on our websites. We also prosecute lawsuits to enforce our legal rights. In connection with such litigation or other legal proceedings, we have been in the past and we may be in the future subject to equitable remedies relating to the operation of our business or judgments requiring us to pay significant damages or associated costs. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect our business, results of operations, financial position, or cash flows. For additional details, see the information set forth under Item I of Part I, Financial Statements (Unaudited)—Note 9—Commitments and Contingencies, subheading Legal Proceedings and Contingencies, contained in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors and the risk factors previously disclosed in Part 1, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2024 carefully. If any one or more of such risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should carefully read all of the risk factors below, the risk factors described in our Form 10-K for the year ended December 31, 2024, and in any reports we file with the SEC after we file this Form 10-Q, before making any decision to acquire or hold our securities.

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2024.

Tariffs, bans, or other measures or events that increase the effective price of products or limit our ability to access products we or our suppliers, fulfillment partners, or other third parties that import or export could have a material adverse effect on our business.

We and many of our suppliers and fulfillment partners source a large percentage of the products we offer on our Website from China and other countries. Restrictions on international trade, including increased tariffs or other trade barriers are expected to increase the prices of imported products sold on our Website or limit our ability to access products sold on our Website. These factors in turn could reduce consumer demand and impact sales volume. Increased prices and/or supply chain challenges and the unpredictability of applicable trade barriers, including their scope and duration, have had an adverse effect and could in the future have a material adverse effect on our financial results, business and prospects, including due to their impact on general macroeconomic conditions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Purchases of Equity Securities

See Note 11—Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for information regarding our authorized share repurchase program. There were no repurchases made during the three months ended March 31, 2025. As of March 31, 2025, the approximate dollar value of shares that may yet be purchased under the stock repurchase program is $69.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider trading arrangements and policies.

On February 26, 2025, Dave Nielsen, former President of the Company, terminated a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 5,528 shares of Beyond, Inc. common stock between March 5, 2025 and December 31, 2025, subject to certain conditions.

During the three months ended March 31, 2025, other than Mr. Nielsen, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibit Number	Exhibit Description
2.1***
Asset Purchase Agreement, dated June 12, 2023, by and among Overstock.com, Inc., Bed Bath & Beyond Inc. and certain subsidiaries of Bed Bath & Beyond Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 13, 2023

	3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2014
	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on November 6, 2023
	3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 24, 2024
	3.4	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 24, 2024
	4.1	Form of Indenture, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3ASR filed on June 10, 2024
	10.1*	Employment Letter Agreement between Beyond, Inc. and Adrianne Lee, dated as of March 10, 2025
	10.2*	Employment Letter Agreement between Beyond, Inc. and Leah Putnam, dated as of March 10, 2025
	10.3*	Employment Letter Agreement between Beyond, Inc. and Alexander Thomas, dated as of March 10, 2025
	31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
	31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
	32.1**	Section 1350 Certification of Principal Executive Officer
	32.2**	Section 1350 Certification of Principal Financial Officer
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

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
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

Date:	April 29, 2025	BEYOND, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
President and Chief Financial Officer (Principal Financial Officer)