Form 10-Q
period 2025-06-30
BEYOND, INC.
filed 2025-07-29
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025

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

57,405,976 shares of the registrant's common stock, par value $0.0001, were outstanding on July 25, 2025.

BEYOND, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2025

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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this report and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on April 29, 2025, especially under the headings "Special Cautionary Note Regarding Forward-Looking Statements," "Summary of Risk Factors," "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results and outcomes to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events. Our forward-looking statements contained in this report speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements are based.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Beyond, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$120,553	$159,169
Restricted cash	26,978	26,924
Accounts receivable, net of allowance for credit losses of $2,714 and $2,236	23,347	15,847
Inventories	8,410	11,546
Prepaids and other current assets	16,567	14,021
Total current assets	195,855	227,507
Property and equipment, net	16,461	23,544
Intangible assets, net	32,576	30,246
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $24,067 and $21,640	71,619	78,186
Operating lease right-of-use assets	5,762	6,858
Other long-term assets, net	29,639	29,453
Total assets	$358,072	$401,954
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$111,414	$81,939
Accrued liabilities	47,090	73,614
Unearned revenue	37,662	43,095
Operating lease liabilities, current	811	1,342
Short-term debt, net	18,461	24,871
Total current liabilities	215,438	224,861
Operating lease liabilities, non-current	6,095	6,452
Other long-term liabilities	5,334	7,909
Total liabilities	226,867	239,222
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 64,322 and 59,560
Outstanding shares - 57,405 and 53,069	6	5
Additional paid-in capital	1,102,079	1,072,869
Accumulated deficit	(799,691)	(740,466)
Treasury stock at cost - 6,917 and 6,491	(171,526)	(169,676)
Equity attributable to stockholders of Beyond, Inc.	130,868	162,732
Equity attributable to noncontrolling interests	337	—
Total stockholders' equity	131,205	162,732
Total liabilities and stockholders' equity	$358,072	$401,954

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net revenue	$282,251	$398,104	$513,999	$780,385
Cost of goods sold	215,282	317,936	388,898	625,858
Gross profit	66,969	80,168	125,101	154,527
Operating expenses
Sales and marketing	38,209	66,290	69,499	134,196
Technology	23,221	27,342	49,939	56,923
General and administrative	14,088	18,531	28,402	38,985
Customer service and merchant fees	9,331	15,006	18,688	28,949
Total operating expenses	84,849	127,169	166,528	259,053
Operating loss	(17,880)	(47,001)	(41,427)	(104,526)
Interest income, net	889	2,309	1,651	5,026
Other income (expense), net	(2,035)	2,231	(18,968)	(16,560)
Loss before income taxes	(19,026)	(42,461)	(58,744)	(116,060)
Provision for income taxes	287	117	481	446
Consolidated net loss	(19,313)	(42,578)	(59,225)	(116,506)
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to stockholders of Beyond, Inc.	$(19,313)	$(42,578)	$(59,225)	$(116,506)
Net loss per share of common stock:
Basic	$(0.34)	$(0.93)	$(1.07)	$(2.55)
Diluted	$(0.34)	$(0.93)	$(1.07)	$(2.55)
Weighted average shares of common stock outstanding:
Basic	57,503	45,742	55,593	45,665
Diluted	57,503	45,742	55,593	45,665

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Consolidated net loss	$(19,313)	$(42,578)	$(59,225)	$(116,506)
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $0, $0, and $0	—	4	—	8
Other comprehensive income	—	4	—	8
Comprehensive loss	(19,313)	(42,574)	(59,225)	(116,498)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	—
Comprehensive loss attributable to stockholders of Beyond, Inc.	$(19,313)	$(42,574)	$(59,225)	$(116,498)

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Equity attributable to stockholders of Beyond, Inc.
Shares of common stock issued
Balance at beginning of period	63,413	52,210	59,560	51,770
Common stock issued upon vesting of restricted stock	64	20	339	404
Common stock issued for ESPP purchases	—	—	91	56
Common stock sold through offerings	845	—	4,332	—
Balance at end of period	64,322	52,230	64,322	52,230
Shares of treasury stock
Balance at beginning of period	6,581	6,477	6,491	6,356
Repurchases of common stock	333	—	333	—
Tax withholding upon vesting of employee stock awards	3	3	93	124
Balance at end of period	6,917	6,480	6,917	6,480
Total shares of common stock outstanding	57,405	45,750	57,405	45,750
Common stock
Balance at beginning of period	$6	$5	$5	$5
Common stock sold through offerings	—	—	1	—
Balance at end of period	$6	$5	$6	$5
Additional paid-in capital
Balance at beginning of period	$1,093,943	$1,013,360	$1,072,869	$1,007,649
Stock-based compensation to employees and directors	3,386	5,259	4,480	10,035
Common stock issued for ESPP purchases	—	—	509	935
Common stock sold through offerings, net	4,750	—	24,221	—
Balance at end of period	$1,102,079	$1,018,619	$1,102,079	$1,018,619
Accumulated deficit
Balance at beginning of period	$(780,378)	$(555,599)	$(740,466)	$(481,671)
Net loss attributable to stockholders of Beyond, Inc.	(19,313)	(42,578)	(59,225)	(116,506)
Balance at end of period	$(799,691)	$(598,177)	$(799,691)	$(598,177)
Accumulated other comprehensive loss
Balance at beginning of period	$—	$(502)	$—	$(506)
Net other comprehensive income	—	4	—	8
Balance at end of period	$—	$(498)	$—	$(498)
Treasury stock
Balance at beginning of period	$(170,203)	$(169,517)	$(169,676)	$(166,345)
Repurchases of common stock	(1,311)	—	(1,311)	—
Tax withholding upon vesting of employee stock awards	(12)	(78)	(539)	(3,250)
Balance at end of period	$(171,526)	$(169,595)	$(171,526)	$(169,595)
Total equity attributable to stockholders of Beyond, Inc.	$130,868	$250,354	$130,868	$250,354

Continued on the following page

Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Equity attributable to noncontrolling interests
Balance at beginning of period	$—	$—	$—	$—
Proceeds from security token offering, net	337	—	337	—
Net loss attributable to noncontrolling interests	—	—	—	—
Total equity attributable to noncontrolling interests	$337	$—	$337	$—

Total stockholders' equity	$131,205	$250,354	$131,205	$250,354

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Consolidated net loss	$(59,225)	$(116,506)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	8,924	8,355
Non-cash operating lease cost	1,096	1,491
Stock-based compensation to employees and directors	4,480	10,035
Gain on sale of intangible assets	(5,790)	(10,250)
Loss from equity method securities	23,649	26,206
Other non-cash adjustments	1,545	(85)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,500)	726
Inventories	3,136	941
Prepaids and other current assets	(1,748)	(182)
Other long-term assets, net	(554)	132
Accounts payable	29,368	(14,897)
Accrued liabilities	(28,477)	(12,537)
Unearned revenue	(5,433)	(1,791)
Operating lease liabilities	(888)	(1,575)
Other long-term liabilities	(2,675)	(565)
Net cash used in operating activities	(35,092)	(110,502)
Cash flows from investing activities:
Purchase of equity securities	(8,000)	—
Disbursement for notes receivable	(5,232)	—
Purchase of intangible assets	(5,214)	(6,160)
Expenditures for property and equipment	(2,994)	(7,951)
Proceeds from the sale of intangible assets	1,250	10,250
Other investing activities, net	2	553
Net cash used in investing activities	(20,188)	(3,308)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	24,222	—
Payments on short-term debt	(6,500)	—
Repurchase of shares	(1,311)	—
Payments of taxes withheld upon vesting of employee stock awards	(539)	(3,250)
Other financing activities, net	846	653
Net cash provided by (used in) financing activities	16,718	(2,597)
Net decrease in cash, cash equivalents, and restricted cash	(38,562)	(116,407)
Cash, cash equivalents, and restricted cash, beginning of period	186,093	302,749
Cash, cash equivalents, and restricted cash, end of period	$147,531	$186,342

See accompanying notes to unaudited consolidated financial statements.

Beyond, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Beyond, Inc. is an ecommerce-focused retailer with an affinity model that owns or has ownership interests in various retail brands, offering a comprehensive array of products and services that enable its customers to enhance everyday life through quality, style, and value. The Company currently owns Bed Bath & Beyond, Overstock, buybuy BABY, and other related brands and websites as well as a blockchain asset portfolio.

As used herein, "Beyond," "the Company," "we," "our" and similar terms include Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the Company's significant accounting policies disclosed in Note 2—Accounting Policies and Supplemental Disclosures, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, except as disclosed below.

The accompanying unaudited consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries and other subsidiaries for which the Company exercises control, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the Company's opinion, necessary for a fair presentation of results for the interim periods presented. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

Use of estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the Company's consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, loyalty program reward point and gift card breakage, sales returns, inventory valuation, asset useful lives, equity and debt securities valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities, and contingencies. Although these estimates are based on the Company's best knowledge of current events and actions that the Company may undertake in the future, the accounting of these estimates may change from period to period. To the extent there are differences between these estimates and actual results, the Company's consolidated financial statements may be materially affected.

Noncontrolling interests

In April 2025, the Company's controlled subsidiary, Commercial Strategies, Inc. ("Commercial Strategies"), launched a crowdfunding offering (the "token offering") of the right to acquire a tokenized digital security linked to Overstock intellectual property and eligible for future dividends, if any, from the licensing revenue that Commercial Strategies earns from the Overstock intellectual property. The token offering closed on May 16, 2025, and Commercial Strategies issued the tokenized digital security in the form of Series A Preferred Stock. The holders of the preferred shares will be entitled to receive, out of funds and assets legally available therefor, an annual dividend that is derived from the royalty fee paid by Beyond, Inc. to Commercial Strategies for licensing of the Overstock intellectual property. The holders of the preferred stock have no voting rights. At June 30, 2025, cumulative proceeds from the token offering totaled $467,000, have been classified as a component of noncontrolling interest within the consolidated financial statements. As of June 30, 2025, Commercial Strategies has incurred $106,000 of offering costs associated with the token offering that are classified as a reduction in proceeds within noncontrolling interest within the consolidated financial statements.

Debt securities carried at fair value

On May 7, 2025, the Company entered into an Amended and Restated Term Loan Credit Agreement (the "Amended and Restated Credit Agreement"), which amended and restated the secured Term Loan Credit Agreement ("Existing Credit Agreement") entered on October 21, 2024 and pursuant to which the Company provided Kirkland's Inc. ("Kirkland's) with an additional term loan in an approximate aggregate original principal amount of $5.2 million (the "Additional Term Loan") and obligations arising under the Existing Credit Agreement in the aggregate amount of $8.5 million were rolled into the Amended and Restated Credit Agreement as obligations thereunder. The Amended and Restated Credit Agreement also provides the Company the right to convert the outstanding loans owing under the Amended and Restated Credit Agreement into shares of Kirkland's common stock at a price equal to the closing price on the Nasdaq Stock Market LLC ("Nasdaq") on the day prior to the date on which a conversion election is made, up to a number of shares equal to 19.90% of the outstanding shares of Kirkland's common stock on the date the Amended and Restated Credit Agreement was entered into, and up to a greater number of shares subject to Nasdaq shareholder approval rules. Beyond is restricted from holding 65% of outstanding or more of Kirkland's' issued shares for so long as any obligations remain outstanding under Kirkland's' credit agreement with its senior lender, Bank of America, N.A.

As a result of the Amended and Restated Credit Agreement, the Company remeasured the $8.5 million term loan at fair value as of May 12, 2025, and recorded an unrealized loss of $406,000 which is recorded in Other income (expense), net in the consolidated statements of operations.

Recently issued accounting standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. For public entities, ASU 2023-09 is required to be adopted for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU will result in the Company including the additional required disclosures when adopted and does not otherwise have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public entities to disclose disaggregated information about certain income statement line items in the notes to the financial statements. For public entities, ASU 2024-03 is required to be adopted for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. This ASU will result in the Company including the additional required disclosures when adopted and does not otherwise have a material impact on the Company's consolidated financial statements.

3. FAIR VALUE MEASUREMENT

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$22,256	$22,256	$—	$—
Equity securities, at fair value	24,067	9,649	—	14,418
Available-for-sale debt securities (1)	10,989	—	—	10,989
Debt securities, at fair value (1)	11,769	—	—	11,769
Total assets	$69,081	$31,905	$—	$37,176

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$21,799	$21,799	$—	$—
Equity securities, at fair value	21,640	—	—	21,640
Available-for-sale debt securities (1)	10,985	—	—	10,985
Debt securities, at fair value (1)	14,814	—	—	14,814
Total assets	$69,238	$21,799	$—	$47,439
___________________________________________
(1)    Included in Other long-term assets, net in the consolidated balance sheets.

The following table provides activity for the Company's Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2023	$51,530
Increase due to purchases of Level 3 investments	17,000
Decrease in fair value of Level 3 investments	(21,836)
Accrued interest on Level 3 investments	745
Level 3 investments at December 31, 2024	47,439
Increase due to purchases of Level 3 investments	6,804
Transfers out of Level 3 investments	(7,510)
Decrease in fair value of Level 3 investments	(9,499)
Accrued interest, net on Level 3 investments	(58)
Level 3 investments at June 30, 2025	$37,176

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer hardware and software, including internal-use software and website development	$183,620	$202,005
Furniture and equipment	1,555	4,098
Leasehold improvements	1,163	1,466
	186,338	207,569
Less: accumulated depreciation	(169,877)	(184,025)
Total property and equipment, net	$16,461	$23,544

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Capitalized internal-use software and website development	$1,599	$4,576	$2,947	$7,960
Depreciation of internal-use software and website development	2,770	2,066	6,159	4,016

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$16	$98	$89	$196
Technology	3,787	3,930	8,250	7,447
General and administrative	78	103	167	211
Total depreciation	$3,881	$4,131	$8,506	$7,854

5. INTANGIBLE ASSETS, NET

On January 30, 2025, the Company entered into an Asset Purchase Agreement with BBBY Acquisition Co., LLC ("BBBY") to acquire certain intellectual property related to the buybuy BABY brand and closed the transaction on February 21, 2025. The Company acquired BBBY’s rights in the buybuy BABY brand, assets, information and content related to the associated buybuy BABY website, including trademarks, domain names, data, information, content, and select contractual rights, and goodwill associated with the brand for a total purchase price of $5.0 million which was paid at closing, and the assumption of certain contractual liabilities described therein. The aggregate purchase price, inclusive of contractual liabilities assumed and direct acquisition-related expenses, totaled $7.1 million which has been allocated to trade names, with an indefinite useful life.

On March 17, 2025, the Company entered into an Intellectual Property Asset Purchase Agreement with Lyons Trading Company, the operator of Proozy.com, to sell its rights in the Zulily brand for a total sales price of $5.0 million while retaining a 25% ownership stake in the brand in the form of a newly created entity ("Zulily Newco"). In connection with this transaction, the Company received $1.25 million upfront and will receive the remaining $3.75 million in quarterly installments commencing on April 30, 2026, over the course of five years, which is recorded as a long-term receivable and included in Other long-term assets, net in the consolidated balance sheets. The Company also recognized $1.57 million, which represents its 25% ownership stake in Zulily Newco, and is included in Equity securities in the consolidated balance sheets.

On June 30, 2025, the Company entered into a Trademark and Domain Name Agreement with a large, well-established Canadian retailer to sell certain intellectual property related to the Bed Bath & Beyond trademarks in Canada and the United Kingdom, which was acquired as part of its purchase of the Bed Bath & Beyond brand in June 2023, for a total sales price of $5.0 million, which is included in Accounts receivable, net of allowance for credit losses in the consolidated balance sheets, and revenue share payments to be paid to the Company in perpetuity. In July 2025, the Company received the $5.0 million cash proceeds. For the three and six months ended June 30, 2025, the Company recognized the entire $5.0 million as a gain on the sale which is included in Other income (expense), net in the consolidated statements of operations.

Intangible assets, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Intangible assets subject to amortization, gross (1)	$5,645	$6,239
Less: accumulated amortization of intangible assets	(3,420)	(3,145)
Intangible assets subject to amortization, net	2,225	3,094
Intangible assets not subject to amortization	30,351	27,152
Total intangible assets, net	$32,576	$30,246
___________________________________________
(1)    At June 30, 2025, the weighted average remaining useful life for intangible assets subject to amortization, gross was 2.8 years.

6. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Equity securities accounted for under the equity method under ASC 323	$47,552	$56,546
Equity securities accounted for under the equity method under the fair value option	24,067	21,640
Total equity securities	$71,619	$78,186

The Company's equity securities accounted for under the equity method under ASC 323 include equity securities in which the Company can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity. During the six months ended June 30, 2025, after stockholder approval was obtained from Kirkland's, Inc. ("Kirkland's") stockholders, the Company funded the additional $8.0 million investment in Kirkland's in exchange for Kirkland's common stock and converted the $8.5 million convertible promissory note (plus accrued interest) into shares of Kirkland's common stock. After all transactions, the Company owns approximately 40% of Kirkland's outstanding shares of common stock. In addition, as part of the sale of the Company's rights in the Zulily brand, the Company retained a 25% ownership stake in the brand in the form of a newly created entity, Zulily Newco. See Note 5—Intangible Assets, net, for further information.

The following table includes the Company's equity securities accounted for under the equity method and related ownership interest as of June 30, 2025:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	28%
SpeedRoute, LLC	49%
Kirkland's, Inc.	40%
Zulily Newco	25%

The carrying amount of the Company's equity method securities was $71.6 million at June 30, 2025, which is included in Equity securities on the consolidated balance sheets, of which $24.1 million was valued under the fair value option (tZERO, SpeedRoute, Kirkland's, and Zulily Newco). Equity securities in Kirkland's are carried at fair value based on Level 1 inputs. The aggregate fair value of the equity securities in Kirkland's at June 30, 2025, was $9.6 million. For the equity method investments, there was no difference in the carrying amount of the assets and liabilities and the maximum exposure to loss, and there was no difference between the carrying amount of the investment in Medici Ventures, L.P., and the amount of underlying equity the Company has in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in Other income (expense), net in the consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss recognized on our proportionate share of the net assets of our equity method securities	$(4,789)	$(7,754)	$(8,994)	$(17,488)
Decrease in fair value of equity method securities held under fair value option	(1,787)	—	(14,655)	(8,718)

Regulation S-X Rule 10-01(b)(1)

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered "significant subsidiaries". Summarized income statement information of an equity method investee is required in an interim report if the significance criteria are met as defined under SEC guidance. For the periods ended June 30, 2025 and 2024, none of the Company's equity method investees met the significance criteria.

7. BORROWINGS

In October 2024, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with BMO Bank N.A. (in such capacity, "BMO"), pursuant to which BMO agrees to lend the Company up to $25.0 million on a one-year revolving line of credit to aid the Company in securing strategic ventures. In connection with the Loan Agreement, BMO issued a revolving line of credit promissory note (the "Revolving Note") and granted a lien on the cash collateral account specified in the Loan Agreement (the "Cash Collateral Account"). The revolving line of credit bears interest on the unpaid principal balance at an annual rate equal to the Secured Overnight Financing Rate, or SOFR rate, for a one-month interest period plus 1.00%, established by the Federal Reserve Bank of New York. The Company is obligated to pay certain commitment fees on undrawn amounts under the Loan Agreement in amounts specified in the Loan Agreement. The Loan Agreement and Revolving Note will terminate on October 18, 2025, and loans thereunder may be borrowed, repaid, and reborrowed up to such date.

As of June 30, 2025, the Company had a $6.5 million outstanding standby letter of credit under the Revolving Note. As of June 30, 2025, the outstanding balance on the line of credit was $18.5 million, net of $39,000 of capitalized debt issuance costs. The total outstanding debt on the line of credit is included in Short-term debt, net on the consolidated balance sheets.

The Loan Agreement is subject to limited affirmative covenants and negative covenants, including the requirement that the Company maintain cash in the Cash Collateral Account in an amount that is three percent greater than BMO's aggregate commitments under the Loan Agreement. The Company is in compliance with its debt covenants and continue to monitor ongoing compliance with the debt covenants.

8. LEASES

The Company has operating leases for office space and a data center. The Company's leases have remaining lease terms of two years to eight years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year. Variable lease costs include executory costs, such as taxes, insurance, and maintenance.

The components of lease expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$521	$677	$1,433	$1,559
Variable lease cost	308	163	617	431

The following table provides a summary of other information related to leases (in thousands):

	Six months ended June 30,
	2025	2024
Cash payments included in operating cash flows from lease arrangements	$1,226	$1,657

The following table provides supplemental balance sheet information related to leases:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term—operating leases	7.17 years	6.65 years
Weighted-average discount rate—operating leases	7%	6%

Maturity of lease liabilities under non-cancellable operating leases as of June 30, 2025, are as follows (in thousands):

Payments due by period	Amount
2025 (Remainder)	$554
2026	1,285
2027	1,150
2028	1,099
2029	1,132
Thereafter	3,497
Total lease payments	8,717
Less interest	1,811
Present value of lease liabilities	$6,906

9. COMMITMENTS AND CONTINGENCIES

Legal proceedings and contingencies

From time to time, the Company is involved in litigation concerning consumer protection, employment, intellectual property, claims under the securities laws, and other commercial matters related to the conduct and operation of the business and the sale of products on the Company's websites. In connection with such litigation, the Company has been in the past and may be in the future subject to judgments requiring the Company to pay significant damages or associated costs. In some instances, other parties may have contractual indemnification obligations to the Company. However, such contractual obligations may prove unenforceable or non-collectible, and if the Company cannot enforce or collect on indemnification obligations, the Company may bear the full responsibility for damages, fees, and costs resulting from such litigation. As a result of such litigation, the Company may also be subject to penalties and equitable remedies that could force the Company to alter important business practices. Such litigation could be costly and time consuming and could divert or distract the Company's management and key personnel from the business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters could materially affect the Company's business, results of operations, financial position, or cash flows.

The Company establishes liabilities when a particular contingency is probable and estimable which are included in Accrued liabilities on the consolidated balance sheets. At June 30, 2025 and December 31, 2024, the Company's established liabilities were not material.

10. INDEMNIFICATIONS AND GUARANTEES

During the normal course of business, the Company has made certain indemnities, commitments, and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities include, but are not limited to, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, the environmental indemnity the Company entered into in favor of the lenders under its prior loan agreements, customary indemnification arrangements in underwriting agreements and similar agreements, and indemnities to its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As such, the Company is unable to estimate with any reasonableness its potential exposure under these items. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.

11. STOCKHOLDERS' EQUITY

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends declared by the Board of Directors out of funds legally available, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.

JonesTrading Sales Agreement

The Company entered into a Capital on DemandTM Sales Agreement (the "Sales Agreement") dated June 10, 2024 with JonesTrading Institutional Services LLC ("JonesTrading"), under which the Company has conducted and may in the future conduct "at the market" public offerings of its common stock. Under the Sales Agreement, JonesTrading, acting as the Company's sales agent or principal, may offer the Company's common stock in the market on a daily basis or otherwise as the Company requests from time to time. The Company has no obligation to sell shares under the Sales Agreement, but it may do so from time to time. For the six months ended June 30, 2025, the Company sold 4,331,713 shares of its common stock pursuant to the Sales Agreement and has recognized $24.2 million in proceeds, net of $495,000 of offering costs, including commissions paid to JonesTrading. As of June 30, 2025, the Company had $131.4 million remaining available under its "at the market" sales program.

Stock Repurchase Program

During the three and six months ended June 30, 2025, the Company repurchased $1.3 million of its common stock under its stock repurchase program at an average price of $3.92 per share. During the three and six months ended June 30, 2024, the Company did not repurchase any shares of its common stock under its stock repurchase program. As of June 30, 2025, the Company had $68.6 million available for future share repurchases under its current repurchase authorization through December 31, 2025.

12. STOCK-BASED AWARDS

The Company has equity incentive and compensatory plans that provide for the grant of stock-based awards, including restricted stock and performance shares to employees and board members and provide employees the ability to purchase shares of its common stock through an employee stock purchase plan. Employee accounting applies to equity incentives and compensation granted by the Company to its own employees. When an award is forfeited prior to the vesting date, the Company recognizes an adjustment for the previously recognized expense in the period of the forfeiture.

Stock-based compensation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$1	$3	$2	$3
Sales and marketing	42	273	145	495
Technology	662	2,028	719	4,008
General and administrative	2,681	2,955	3,614	5,529
Total stock-based compensation	$3,386	$5,259	$4,480	$10,035

Beyond restricted stock unit awards

The Beyond, Inc. Amended and Restated 2005 Equity Incentive Plan provides for the grant of restricted stock units and other types of equity awards to employees and directors of the Company. The Compensation Committee of the Board of Directors approves grants of restricted stock unit awards to the Company's officers, board members and employees. These restricted stock unit awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.4% at the end of the third year, subject to the recipient's continuing service to us. In addition to the Company's traditional equity awards, in fiscal year 2024, the Company changed its vesting schedule for restricted stock units from three years to four years for all restricted stock units granted to employees. These restricted stock unit awards will vest at 25% each year. In the first quarter of fiscal year 2025, the Company adjusted back to the prior vesting schedule of a three-year vesting schedule.

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

Performance Shares

During the six months ended June 30, 2025, the Company granted 780,709 performance-based shares ("PSUs") to its executive management team under the 2025 performance share award agreement. Each grant of PSUs is eligible to vest based on achieving three performance metrics, with 50% of the target number of PSUs multiplied by the Adjusted EBITDA Performance Multiplier, 25% of the target number of PSUs multiplied by the Gross Margin Performance Multiplier, and 25% of the target number of PSUs multiplied by the Contribution Margin Performance Multiplier, with the potential weighted average maximum payout of 135% of the "Target" number of PSUs. To the extent any of the PSUs become earned based on the Company's achievement of the three aforementioned performance metrics, such earned PSUs will vest as to one-third of the earned PSUs on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through the vesting date. To be eligible to vest in any tranche of the PSUs, the Company must meet the threshold performance metrics established for the performance period. Expense is recognized as compensation cost based on the fair value on the date of grant over the performance period, taking into account the probability that the Company will satisfy the performance goals.

Stock-based compensation related to the PSUs is included in the stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, performance share options, and employee stock purchase plan. Stock-based compensation related to the PSUs was $807,000 and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, and a credit of $1.3 million due to staff related reductions and $3.3 million, for the six months ended June 30, 2025 and 2024, respectively.

Performance Share Options

Stock-based compensation related to the Performance Share Option is included in stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, PSUs, and employee stock purchase plan. Stock-based compensation related to the performance share options was $842,000 and $438,000 for the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $438,000 for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes restricted stock unit, PSU, and Performance Share Option award activity (in thousands, except per share data):

	Six months ended June 30, 2025
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	3,564	$20.98
Granted at fair value	2,567	6.28
Vested	(339)	24.60
Forfeited	(725)	14.87
Outstanding—end of period	5,067	$6.33

Employee Stock Purchase Plan

Purchases under the 2021 Employee Stock Purchase Plan (the "ESPP") during the six months ended June 30, 2025 and 2024 were 90,921 shares and 56,575 shares, respectively, at an average purchase price per share of $5.43 and $16.53, respectively. At June 30, 2025, approximately 2.6 million shares of common stock remained available under the ESPP.

Stock-based compensation related to the ESPP is included in the stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, PSUs, and performance share options. Stock-based compensation related to the ESPP was $234,000 and $305,000 for the three months ended June 30, 2025 and 2024, respectively, and $396,000 and $651,000 for the six months ended June 30, 2025 and 2024, respectively.

13. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2023	$49,597
Increase due to deferral of revenue at period end, net	32,802
Decrease due to beginning contract liabilities recognized as revenue	(39,304)
Unearned revenue at December 31, 2024	43,095
Increase due to deferral of revenue at period end, net	29,842
Decrease due to beginning contract liabilities recognized as revenue	(35,275)
Unearned revenue at June 30, 2025	$37,662

The Company's total unearned revenue related to outstanding loyalty program rewards was $6.1 million and $11.1 million at June 30, 2025 and December 31, 2024, respectively. Breakage income related to loyalty program rewards and gift cards is recognized in Net revenue in the consolidated statements of operations. Breakage included in revenue was $1.1 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively, and $7.7 million and $3.4 million for the six months ended June 30, 2025 and 2024, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations. At June 30, 2025 and December 31, 2024, the Company had an additional $0 and $4.6 million, respectively, of unearned contract revenue classified within Other long-term liabilities on the consolidated balance sheets.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in the Accrued liabilities balance in the consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2023	$8,651
Additions to the allowance	105,353
Deductions from the allowance	(104,478)
Allowance for returns at December 31, 2024	9,526
Additions to the allowance	46,343
Deductions from the allowance	(47,623)
Allowance for returns at June 30, 2025	$8,246

14. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to stockholders of Beyond, Inc.	$(19,313)	$(42,578)	$(59,225)	$(116,506)

Denominator:
Weighted average shares of common stock outstanding—basic	57,503	45,742	55,593	45,665
Weighted average shares of common stock outstanding—diluted	57,503	45,742	55,593	45,665

Net loss per share of common stock:
Basic	$(0.34)	$(0.93)	$(1.07)	$(2.55)
Diluted	$(0.34)	$(0.93)	$(1.07)	$(2.55)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Restricted stock units, PSUs, and Performance Share Option	3,344	4,109	3,344	4,109
Employee Stock Purchase Plan	340	135	340	135

15. BUSINESS SEGMENTS

Segment Operations: The Company currently has one reportable segment, which is its Retail business. The reportable segment is comprised of the Company's Overstock.com operating segment and its Bed, Bath & Beyond operating segment, which are aggregated into a single reportable Retail segment due to their similar economic characteristics and business activities. The Bed Bath & Beyond operating segment includes results from its buybuy BABY brand, which are not material to the business. The reporting segment primarily derives revenues from e-commerce sales of home furnishing merchandise through the Company's suite of websites and mobile apps.

The accounting policies of the Retail segment are the same as those described in the summary of significant accounting policies. The Chief Operating Decision Maker (CODM), who is the Company's Principal Executive Officer, makes resource allocation decisions based on reports that focus predominantly on Net Revenues, Gross Profit, Sales and Marketing as a percentage of Gross Profit, Technology, and General & Administrative expenses as a percentage of Gross Profit, as well as Operating Income (Loss) measured under GAAP, as reported on the Consolidated Statement of Operations. The CODM also receives the Consolidated Cash and Cash Equivalents balance as a measure of liquidity as reported on the Consolidated Balance Sheet. The CODM uses Operating Income (Loss) to evaluate income generated from segment resources in deciding whether to reinvest profits into the retail segment or into other parts of the entity, such as to make acquisitions or investments. The CODM also uses Operating Income (Loss) to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing bonus metrics.

Cost of Goods Sold, Sales & Marketing, Technology, General & Administrative, and Customer Service and Merchant Fees, as reported on the Consolidated Statement of Operations, are significant expenses evaluated by the Company's CODM. The measure of segments assets is reported on the Consolidated Balance Sheet as Cash and Cash Equivalents.

16. SUBSEQUENT EVENTS

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The Company is currently evaluating the impact that the OBBBA will have on its consolidated financial statements. The OBBBA is not expected to materially impact the Company's effective tax rate or cash flows in the current fiscal year.

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

Overview

Beyond, Inc. is an ecommerce-focused retailer with an affinity model that owns or has ownership interests in various retail brands, offering a comprehensive array of products and services that enable its customers to enhance everyday life through quality, style, and value. In addition, we also offer an increasing number of add-on services across our platforms, including warranties, shipping insurance, and installation services. We will also be expanding our loyalty program, Beyond +, to encompass all affiliated entities across our cooperative in order to incentivize customer retention within our growing ecosystem. We currently own Overstock, Bed Bath & Beyond, and buybuy BABY. As used herein, "Beyond," "the Company," "we," "our" and similar terms include Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

Through the Bed Bath & Beyond brand, we aim to provide an extensive array of home-related products tailored specifically for our target customers - consumers who seek comprehensive support throughout their shopping journey, aspiring to discover quality, stylish products at competitive prices that align with their budget requirements. We regularly refresh our product assortment to reflect the evolving preferences of our customers and aim to stay aligned with current trends. The mission of this brand is to achieve category-leading ownership of four distinct rooms of the home: the bedroom, the bathroom, the kitchen, and the patio, and our goal is for the assortment to include not only core legacy categories like bedding and kitchenware, but also adjacent categories like bedroom and outdoor furniture and rugs. Furniture across all rooms continues to play a critical role in our strategy. Leveraging an asset-light supply chain, direct shipping is offered to customers from both our suppliers and third-party logistics providers.

Bed Bath & Beyond's strategic priorities include curating stylish, high-quality assortments to make product selection intuitive and affordable, in addition to enhancing offerings with trusted aspirational brands. Our goal is to transform the customer experience by building trust, creating life-stage experiences, and consistently delivering inspiration, quality, and value.

Through the Overstock brand, we aim to provide a wide array of quality goods at discounted prices, and a treasure hunt-like experience for our target customers - consumers who are highly engaged, very accustomed to purchasing online, and actively seeking great deals. The mission of this brand is to delight our customers by offering deals on products they will love. Our product assortment includes home categories such as indoor and outdoor furniture, rugs, décor, and lighting, as well as lifestyle categories such as jewelry and watches, apparel and accessories, and designer shoes and handbags.

The recent buybuy BABY acquisition allows us to reunite two traditionally related brands, Bed Bath & Beyond and buybuy BABY, and support our customers through key life stage shopping moments.

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

Revenue decreased 29.1% for the three months ended June 30, 2025, compared to the same period in 2024. This decrease was primarily due to a 34% decrease in orders delivered. The decrease was partially offset by a 7% increase in average order value. The decrease in orders delivered was driven by a decline in website visits influenced in part by a shift in consumer spending preferences and macroeconomic factors impacting consumer sentiment and the home furnishings industry as well as a reduction in overall sales and marketing spend as we focus on improving more efficient traffic channels and refine our assortment. The increase in average order value was largely driven by the seasonality of orders mixing into categories with higher average unit retail price.

Gross profit decreased 16.5% for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in revenue. Gross margin increased to 23.7% for the three months ended June 30, 2025, compared to 20.1% for the same period in 2024, primarily driven by merchandising actions as well as a reduction in carrier costs and return costs.

Sales and marketing expenses as a percent of revenue decreased from 16.7% for the three months ended June 30, 2024 to 13.5% for the three months ended June 30, 2025, primarily due to decreased performance marketing expense, brand advertising and improvements in return on advertising spend ("ROAS") and email marketing channel effectiveness.

Technology expenses totaled $23.2 million for the three months ended June 30, 2025, a $4.1 million decrease compared to the three months ended June 30, 2024, primarily due to a reduction in staff-related expenses.

General and administrative expenses decreased $4.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a reduction in staff-related expenses and third-party vendor costs.

Customer service and merchant fees decreased $5.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to decreased order volume and decreased outsourced labor.

Our consolidated cash and cash equivalents balance decreased from $159.2 million as of December 31, 2024, to $120.6 million as of June 30, 2025.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends and geopolitical events, including, without limitation, ongoing global conflicts, trade barriers including tariffs, financial and stock market volatility, higher interest rates, inflation, and their impacts. These events have and may continue to negatively impact consumer confidence and consumer spending, which have and may continue to adversely affect our business and our results of operations. Many of our suppliers source from other countries and may be negatively affected by increased tariffs or other import/export controls by the United States and foreign governments, as well as uncertainty in the market as it responds to global macroeconomic factors. Due to the uncertain and constantly evolving nature and volatility of these trends and events, we cannot currently predict their long-term impact on our operations and financial results. As of June 30, 2025, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024, and Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net revenue	$282,251	$398,104	$513,999	$780,385
Cost of goods sold
Product costs and other cost of goods sold	215,282	317,936	388,898	625,858
Gross profit	$66,969	$80,168	$125,101	$154,527
Year-over-year percentage change
Net revenue	(29.1)%		(34.1)%
Gross profit	(16.5)%		(19.0)%
Percent of net revenue
Cost of goods sold
Product costs and other cost of goods sold	76.3%	79.9%	75.7%	80.2%
Gross margin	23.7%	20.1%	24.3%	19.8%

The 29.1% decrease in net revenue for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a 34% decrease in orders delivered. The decrease was partially offset by a 7% increase in average order value. The decrease in orders delivered was driven by a decline in website visits influenced in part by a shift in consumer spending preferences and macroeconomic factors impacting consumer sentiment and the home furnishings industry as well as a reduction in overall sales and marketing spend as we focus on improving more efficient traffic channels and refine our assortment. The increase in average order value was largely driven by the seasonality of orders mixing into categories with higher average unit retail price.

The 34.1% decrease in net revenue for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a 40% decrease in orders delivered. The decrease was partially offset by a 10% increase in average order value. The decrease in orders delivered was driven by a decline in website visits influenced in part by a shift in consumer spending preferences and macroeconomic factors impacting consumer sentiment and the home furnishings industry as well as a reduction in overall sales and marketing spend as we focus on improving more efficient traffic channels and refine our assortment. The increase in average order value was largely driven by orders mixing into categories with higher average unit retail price.

International net revenues were less than 6% of total net revenues for each of the three and six months ended June 30, 2025 and 2024.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended June 30, 2025
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(6,339)	$(1,042)
1	$(2,795)	$(459)
As reported	As reported	As reported
-1	$2,810	$462
-2	$5,803	$953

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

Gross margins for the past six quarterly periods and fiscal year ending 2024 were:

	Q1 2024	Q2 2024	Q3 2024	Q4 2024	FY 2024	Q1 2025	Q2 2025
Gross margin	19.5%	20.1%	21.2%	23.0%	20.8%	25.1%	23.7%

Gross profit for the three months ended June 30, 2025 decreased 16.5% compared to the same period in 2024, primarily due to a decrease in revenue. Gross margin increased to 23.7% for the three months ended June 30, 2025, compared to 20.1% for the same period in 2024, primarily driven by merchandising actions as well as a reduction in carrier costs and return costs.

Gross profit for the six months ended June 30, 2025 decreased 19.0% compared to the same period in 2024, primarily due to a decrease in revenue. Gross margin increased to 24.3% for the six months ended June 30, 2025, compared to 19.8% for the same period in 2024, primarily due to merchandising actions as well as a reduction in carrier costs and return costs.

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

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales and marketing expenses	$38,209	$66,290	$69,499	$134,196
Advertising expense included in sales and marketing expenses	36,653	63,583	66,030	128,543
Year-over-year percentage change
Sales and marketing expenses	(42.4)%		(48.2)%
Advertising expense included in sales and marketing expenses	(42.4)%		(48.6)%
Percent of net revenue
Sales and marketing expenses	13.5%	16.7%	13.5%	17.2%
Advertising expense included in sales and marketing expenses	13.0%	16.0%	12.8%	16.5%

The 320 basis point decrease in sales and marketing expenses as a percent of net revenue for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to decreased performance marketing expense, brand advertising and improvements in return on advertising spend ("ROAS") and email marketing channel effectiveness.

The 370 basis point decrease in sales and marketing expenses as a percent of net revenue for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to decreased performance marketing expense and brand advertising and improvements in the performance of owned marketing channels.

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

The following table summarizes our technology expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Technology expenses	$23,221	$27,342	$49,939	$56,923
Year-over-year percentage change
Technology expenses	(15.1)%		(12.3)%
Technology expenses as a percent of net revenue	8.2%	6.9%	9.7%	7.3%

The $4.1 million decrease in technology expenses for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a reduction in staff-related expenses.

The $7.0 million decrease in technology expenses for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a reduction in staff-related expenses.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$14,088	$18,531	$28,402	$38,985
Year-over-year percentage change
General and administrative expenses	(24.0)%		(27.1)%
General and administrative expenses as a percent of net revenue	5.0%	4.7%	5.5%	5.0%

The $4.4 million decrease in general and administrative expenses for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a reduction in staff-related expenses and third-party vendor costs.

The $10.6 million decrease in general and administrative expenses for the six months ended June 30, 2025, as compared to the same period in 2024 was primarily due to a reduction in staff-related expenses and third-party vendor costs.

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

The following table summarizes our customer service and merchant fees (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Customer service and merchant fees	$9,331	$15,006	$18,688	$28,949
Year-over-year percentage change
Customer service and merchant fees	(37.8)%		(35.4)%
Customer service and merchant fees as a percent of net revenue	3.3%	3.8%	3.6%	3.7%

The $5.7 million decrease in customer service and merchant fees for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to decreased order volume and decreased outsourced labor.

The $10.3 million decrease in customer service and merchant fees for the six months ended June 30, 2025, as compared to the same period in 2024 was primarily due to decreased order volume and decreased outsourced labor.

Other income (expense), net

The $4.3 million unfavorable change in other income (expense), net for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily attributable to a $4.8 million decrease in gains recognized on the sale of intangible assets.

The $2.4 million unfavorable change in other income (expense), net for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily attributable to a $4.5 million decrease in gains recognized on the sale of intangible assets, partially offset by a $2.6 million decrease in loss recognized from our equity method securities.

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

On July 4, 2025, the reconciliation bill, or One Big Beautiful Bill Act (the "OBBBA") was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBBA allows an elective deduction for domestic Research and Development (R&D), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-derived Deduction Eligible Income, among other provisions. The OBBBA is not currently expected to materially impact the Company's effective tax rate or cash flows in the current fiscal year.

Our provision for income tax for the three months ended June 30, 2025 and 2024 was $287,000 and $117,000, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024 was (1.5)% and (0.3)%, respectively. Our provision for income tax for the six months ended June 30, 2025 and 2024 was $481,000 and $446,000, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was (0.8)% and (0.4)%, respectively. Our tax provision and rate differs from the statutory federal income tax rate of 21% primarily due to year-to-date losses on our retail operations for which tax benefits are limited.

Each quarter we assess on a jurisdictional basis whether it is more likely than not that our deferred tax assets will be realized under ASC Topic 740. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to recover our deferred tax assets. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. A significant piece of objective negative evidence evaluated as of June 30, 2025, is the cumulative loss position over a three-year period generated by our U.S. retail operations. On the basis of this evaluation, we continue to maintain a valuation allowance against our deferred tax assets for the U.S. jurisdiction, not supported by reversals of taxable temporary differences. We intend to continue maintaining a valuation allowance on our net U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

As we repatriate foreign earnings for use in the United States, the distributions are generally exempt from federal and foreign income taxes but may be subject to certain state taxes. As of June 30, 2025, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivable, net. At June 30, 2025, we had $120.6 million of cash and cash equivalents and $23.3 million of accounts receivable, net of allowance for credit losses.

During the second quarter of 2025, the Company entered into a standby letter of credit agreement with BMO Bank N.A. valued at $6.5 million. The letter of credit was issued in favor of one of the Company's payment processors as a financial guarantee in connection with ongoing payment processing operations.

We entered into a Sales Agreement dated June 10, 2024 with JonesTrading, under which we have conducted and may in the future conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading, acting as our sales agent or principal, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. At June 30, 2025, we had $131.4 million available under our "at the market" sales program. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. Under the agreement, we will pay JonesTrading up to a 2% sales commission on all sales. For the six months ended June 30, 2025, we sold 4,331,713 shares of our common stock pursuant to the Sales Agreement and have recognized $24.2 million in proceeds, net of $495,000 of offering costs, including commissions paid to JonesTrading.

Cash flow information is as follows (in thousands):

	Six months ended June 30,
	2025	2024
Cash (used in) provided by:
Operating activities	$(35,092)	$(110,502)
Investing activities	(20,188)	(3,308)
Financing activities	16,718	(2,597)

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $35.1 million of net cash used in operating activities during the six months ended June 30, 2025, was primarily due to loss from operating activities adjusted for non-cash items of $25.3 million and cash used by changes in operating assets and liabilities of $9.8 million.

The $110.5 million of net cash used in operating activities during the six months ended June 30, 2024, was primarily due to loss from operating activities adjusted for non-cash items of $80.8 million and cash used by changes in operating assets and liabilities of $29.7 million.

Investing activities

For the six months ended June 30, 2025, investing activities resulted in a net cash outflow of $20.2 million, primarily due to $8.0 million for purchases of equity securities, $5.2 million for disbursement of notes receivable to Kirkland's, $5.2 million for purchases of intangible assets, and $3.0 million of expenditures for property and equipment, offset by $1.3 million of proceeds received from the sale of intangible assets.

For the six months ended June 30, 2024, investing activities resulted in a net cash outflow of $3.3 million, primarily due to $8.0 million of expenditures for property and equipment and $6.2 million for purchases of intangible assets, offset by $10.3 million of proceeds received from the sale of intangible assets.

Financing activities

For the six months ended June 30, 2025, financing activities resulted in a net cash inflow of $16.7 million, primarily due to $24.2 million in net proceeds from the sales of our common stock pursuant to our "at the market" public offering, net of offering costs, offset by $6.5 million payments on short-term debt.

For the six months ended June 30, 2024, financing activities resulted in a net cash outflow of $2.6 million, primarily due to $3.3 million for payment of taxes withheld upon vesting of employee stock awards.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2025, and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$8,717	$1,196	$2,342	$2,201	$2,978
Total contractual cash obligations	$8,717	$1,196	$2,342	$2,201	$2,978
 __________________________________________
(1)    Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Note 8—Leases, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of June 30, 2025, accrued tax contingencies were $3.8 million. Changes in federal, foreign, state, and local tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

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

Investment Risk

The fair values of the equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At June 30, 2025, the recorded value in equity securities of private and public companies was $71.6 million, of which $9.6 million relates to publicly-traded companies, recorded at fair value, which are subject to market price volatility. At June 30, 2025, $14.4 million of the equity securities and $22.8 million of the debt securities are recorded at fair value using Level 3 inputs. The fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that providing a sensitivity analysis is not practicable. These investments valued using Level 3 inputs represent 53.8% of assets measured at fair value. See Note 3—Fair Value Measurement for further information. For the equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of shares of our common stock made during the quarter ended June 30, 2025 (in thousands, except share and per share data):

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1 - 30	—	$—	—	$69,884
May 1 - 31	332,694	$3.92	332,694	$68,572
June 1 - 30	—	$—	—	$68,572
Total	332,694		332,694

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider trading arrangements and policies.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Amended and Restated Term Loan Credit Agreement, dated as of May 7, 2025, by and between Kirkland's Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2025

10.2
Letter Amendment to Subscription Agreement, dated as of May 7, 2025, by and between Kirkland's, Inc. and Beyond, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 12, 2025

10.3
Amended and Restated Investor Rights Agreement, dated as of May 7, 2025, by and between Kirkland's, Inc. and Beyond, Inc., incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 12, 2025

10.4
Asset Purchase Agreement, dated as of May 7, 2025, by and between Kirkland's, Inc. and Beyond, Inc., incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 12, 2025

10.5
Amended and Restated Collaboration Agreement, dated as of May 7, 2025, by and between Kirkland's, Inc. and Beyond, Inc., incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 12, 2025

10.6
License Agreement Letter Agreement, dated as of May 7, 2025, by and between Kirkland's, Inc. and Beyond, Inc., incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 12, 2025

	10.7	Amendment to the Amended and Restated Beyond, Inc. 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2025
	31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
	31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
	32.1**	Section 1350 Certification of Principal Executive Officer
	32.2**	Section 1350 Certification of Principal Financial Officer
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

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).
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

Date:	July 29, 2025	BEYOND, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
President and Chief Financial Officer (Principal Financial Officer)