Form 10-Q
period 2025-09-30
BED BATH & BEYOND, INC.
filed 2025-10-27
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-41850

BED BATH & BEYOND, INC.
(Exact name of registrant as specified in its charter)

Delaware		87-0634302
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
433 W. Ascension Way, 3rd Floor
Murray,	Utah	84123
(Address of principal executive offices)		(Zip Code)
(801) 947-3100
(Registrant's telephone number, including area code)

Beyond, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BBBY	New York Stock Exchange
Warrants to Purchase Shares of Common Stock	BBBY WS	New York Stock Exchange

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

68,845,575 shares of the registrant's common stock, par value $0.0001, were outstanding on October 24, 2025.

BED BATH & BEYOND, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2025

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
•Our changing business model and use of the Bed Bath & Beyond brand, Overstock brand, buybuy BABY brand, Kirkland's and Kirkland's Home brand, Beyond brand, and other brands of ours, could negatively impact our business.
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
•Exercising the Warrants, as defined below, is a risky investment and those who exercise their Warrants may not be able to recover the value of their investment in the common stock received upon such exercise. Warrant holders could sustain a total loss of the exercise price of any Warrants that they exercise.
•Investment in new business strategies, acquisitions, dispositions, partnerships, or other transactions could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.
•Regulatory changes or actions related to cryptocurrencies and blockchain technology could adversely affect our business, prospects and operations.

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this report and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on July 29, 2025, especially under the headings "Special Cautionary Note Regarding Forward-Looking Statements," "Summary of Risk Factors," "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results and outcomes to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events. Our forward-looking statements contained in this report speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements are based.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Bed Bath & Beyond, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$167,366	$159,169
Restricted cash	27,051	26,924
Accounts receivable, net of allowance for credit losses of $2,674 and $2,236	17,307	15,847
Inventories	7,213	11,546
Prepaids and other current assets	12,866	14,021
Total current assets	231,803	227,507
Property and equipment, net	14,794	23,544
Intangible assets, net	45,337	30,246
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $31,638 and $21,640	78,625	78,186
Operating lease right-of-use assets	5,397	6,858
Other long-term assets, net, including securities measured at fair value of $25,725 and $25,799	32,260	29,453
Total assets	$414,376	$401,954
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$94,232	$81,939
Accrued liabilities	48,838	73,614
Unearned revenue	35,820	43,095
Operating lease liabilities, current	906	1,342
Short-term debt, net	17,994	24,871
Total current liabilities	197,790	224,861
Operating lease liabilities, non-current	5,872	6,452
Other long-term liabilities, including commitments measured at fair value of $2,766 and $0	7,774	7,909
Total liabilities	211,436	239,222
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 72,471 and 59,560
Outstanding shares - 64,984 and 53,069	7	5
Additional paid-in capital	1,183,242	1,072,869
Accumulated deficit	(804,212)	(740,466)
Treasury stock at cost - 7,487 and 6,491	(176,438)	(169,676)
Equity attributable to stockholders of Bed Bath & Beyond, Inc.	202,599	162,732
Equity attributable to noncontrolling interests	341	—
Total stockholders' equity	202,940	162,732
Total liabilities and stockholders' equity	$414,376	$401,954
See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenue	$257,187	$311,428	$771,186	$1,091,813
Cost of goods sold	192,024	245,453	580,922	871,311
Gross profit	65,163	65,975	190,264	220,502
Operating expenses
Sales and marketing	36,126	51,859	105,625	186,055
Technology	20,645	27,673	70,584	84,596
General and administrative	11,971	17,571	40,373	56,556
Customer service and merchant fees	8,873	12,425	27,561	41,374
Other operating expense (income), net	—	1,648	(5,790)	(8,627)
Total operating expenses	77,615	111,176	238,353	359,954
Operating loss	(12,452)	(45,201)	(48,089)	(139,452)
Interest income, net	1,186	1,554	2,837	6,580
Other income (expense), net	6,978	(17,194)	(17,780)	(44,029)
Loss before income taxes	(4,288)	(60,841)	(63,032)	(176,901)
Provision for income taxes	233	189	714	635
Consolidated net loss	(4,521)	(61,030)	(63,746)	(177,536)
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to stockholders of Bed Bath & Beyond, Inc.	$(4,521)	$(61,030)	$(63,746)	$(177,536)
Net loss per share of common stock:
Basic	$(0.07)	$(1.33)	$(1.11)	$(3.88)
Diluted	$(0.07)	$(1.33)	$(1.11)	$(3.88)
Weighted average shares of common stock outstanding:
Basic	60,333	45,771	57,190	45,700
Diluted	60,333	45,771	57,190	45,700

See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Consolidated net loss	$(4,521)	$(61,030)	$(63,746)	$(177,536)
Other comprehensive income
Unrealized gain on cash flow hedges, net of expense for taxes of $0, $0, $0, and $0	—	4	—	12
Other comprehensive income	—	4	—	12
Comprehensive loss	(4,521)	(61,026)	(63,746)	(177,524)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	—
Comprehensive loss attributable to stockholders of Bed Bath & Beyond, Inc.	$(4,521)	$(61,026)	$(63,746)	$(177,524)

See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Equity attributable to stockholders of Bed Bath & Beyond, Inc.
Shares of common stock issued
Balance at beginning of period	64,322	52,230	59,560	51,770
Common stock issued upon vesting of restricted stock	2	6	341	410
Common stock issued for ESPP purchases	47	63	138	119
Common stock sold through offerings	8,100	—	12,432	—
Balance at end of period	72,471	52,299	72,471	52,299
Shares of treasury stock
Balance at beginning of period	6,917	6,480	6,491	6,356
Repurchases of common stock	570	—	903	—
Tax withholding upon vesting of employee stock awards	—	2	93	126
Balance at end of period	7,487	6,482	7,487	6,482
Total shares of common stock outstanding	64,984	45,817	64,984	45,817
Common stock
Balance at beginning of period	$6	$5	$5	$5
Common stock sold through offerings	1	—	2	—
Balance at end of period	$7	$5	$7	$5
Additional paid-in capital
Balance at beginning of period	$1,102,079	$1,018,619	$1,072,869	$1,007,649
Stock-based compensation to employees and directors	3,522	6,349	8,002	16,384
Common stock issued for ESPP purchases	174	537	683	1,472
Common stock sold through offerings, net	77,467	—	101,688	—
Balance at end of period	$1,183,242	$1,025,505	$1,183,242	$1,025,505
Accumulated deficit
Balance at beginning of period	$(799,691)	$(598,177)	$(740,466)	$(481,671)
Net loss attributable to stockholders of Bed Bath & Beyond, Inc.	(4,521)	(61,030)	(63,746)	(177,536)
Balance at end of period	$(804,212)	$(659,207)	$(804,212)	$(659,207)
Accumulated other comprehensive loss
Balance at beginning of period	$—	$(498)	$—	$(506)
Net other comprehensive income	—	4	—	12
Balance at end of period	$—	$(494)	$—	$(494)
Treasury stock
Balance at beginning of period	$(171,526)	$(169,595)	$(169,676)	$(166,345)
Repurchases of common stock	(4,907)	—	(6,218)	—
Tax withholding upon vesting of employee stock awards	(5)	(21)	(544)	(3,271)
Balance at end of period	$(176,438)	$(169,616)	$(176,438)	$(169,616)
Total equity attributable to stockholders of Bed Bath & Beyond, Inc.	$202,599	$196,193	$202,599	$196,193

Continued on the following page

Bed Bath & Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Equity attributable to noncontrolling interests
Balance at beginning of period	$337	$—	$—	$—
Proceeds from security token offering, net	4	—	341	—
Net loss attributable to noncontrolling interests	—	—	—	—
Total equity attributable to noncontrolling interests	$341	$—	$341	$—

Total stockholders' equity	$202,940	$196,193	$202,940	$196,193

See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Consolidated net loss	$(63,746)	$(177,536)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	12,803	12,739
Non-cash operating lease cost	1,461	2,155
Stock-based compensation to employees and directors	8,002	16,384
Gain on sale of intangible assets	(5,790)	(10,250)
Write-down of assets held for sale	—	1,648
Loss from equity method securities	16,644	43,405
Other non-cash adjustments	1,720	(216)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,460)	4,393
Inventories	4,333	1,982
Prepaids and other current assets	2,251	(438)
Other long-term assets, net	(493)	(1,335)
Accounts payable	12,375	(18,554)
Accrued liabilities	(26,990)	(19,372)
Unearned revenue	(7,275)	(4,648)
Operating lease liabilities	(1,016)	(2,168)
Other long-term liabilities	(3,031)	(814)
Net cash used in operating activities	(50,212)	(152,625)
Cash flows from investing activities:
Purchase of intangible assets	(15,214)	(6,033)
Disbursement for notes receivable	(8,232)	—
Purchase of equity securities	(8,000)	—
Expenditures for property and equipment	(5,249)	(11,329)
Proceeds from the sale of intangible assets	6,250	10,250
Other investing activities, net	29	566
Net cash used in investing activities	(30,416)	(6,546)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	101,690	—
Payments on short-term debt	(7,000)	—
Repurchase of shares	(6,218)	—
Payments of taxes withheld upon vesting of employee stock awards	(544)	(3,271)
Other financing activities, net	1,024	1,190
Net cash provided by (used in) financing activities	88,952	(2,081)
Net (decrease) increase in cash, cash equivalents, and restricted cash	8,324	(161,252)
Cash, cash equivalents, and restricted cash, beginning of period	186,093	302,749
Cash, cash equivalents, and restricted cash, end of period	$194,417	$141,497

See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Bed Bath & Beyond, Inc. is an ecommerce-focused retailer with an affinity model that owns or has ownership interests in various retail brands, offering a comprehensive array of products and services that enable its customers to enhance everyday life through quality, style, and value. The Company currently owns Bed Bath & Beyond, Overstock, buybuy BABY, and other related brands and websites as well as a blockchain asset portfolio, inclusive of tZERO, GrainChain, and other assets.

In August 2025, the Company changed its corporate name from Beyond, Inc. to Bed Bath & Beyond, Inc. and changed its ticker symbol from "BYON" to "BBBY". The Company's common stock ceased trading under the ticker symbol "BYON" at the close of market August 28, 2025, and on August 29, 2025, its common stock began trading under the ticker symbol "BBBY" on the New York Stock Exchange. The Company will not distinguish between its prior and current corporate name and will refer to its current corporate name throughout this Quarterly Report on Form 10-Q.

As used herein, "Bed Bath & Beyond," "the Company," "we," "our" and similar terms include Bed Bath & Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

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

The accompanying unaudited consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries and other subsidiaries for which the Company exercises control, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the Company's opinion, necessary for a fair presentation of results for the interim periods presented. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

Revision of previously issued consolidated financial statements

The Company identified errors in the consolidated statements of operations related to the classification of gains on the sale of intangible assets and write-downs of assets held for sale erroneously being included in Other income (expense), net instead of in operating expenses. The Company assessed the materiality of changes to prior period consolidated financial statements to address these errors in accordance with SEC Staff Accounting Bulletin No. 99, "Materiality", (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its consolidated statements of operations were not material to any previously presented consolidated financial statements. The corrections had no material impact on the consolidated balance sheets, consolidated statements of comprehensive loss, consolidated statements of changes in stockholders' equity, or consolidated statements of cash flows, for any previously presented interim or annual consolidated financial statements.

The financial reporting periods affected by these errors include the Company's previously reported audited consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, and the Company's previously reported interim unaudited consolidated financial statements for each of the periods ended June 30, 2024, September 30, 2024, March 31, 2025, and June 30, 2025. To correct the immaterial errors, the Company elected to revise its previously reported interim unaudited consolidated financial statements, starting with the period ended September 30, 2024, in this Quarterly Report on Form 10-Q. The Company expects to present the corrected annual amounts in its Annual Report on Form 10-K for the year ending December 31, 2025.

The following table presents the revisions to the consolidated statements of operations (in thousands):

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Operating expenses:
Other operating expense (income), net	$—	$1,648	$1,648	$—	$(8,627)	$(8,627)
Total operating expenses	109,528	1,648	111,176	368,581	(8,627)	359,954
Operating loss	(43,553)	(1,648)	(45,201)	(148,079)	8,627	(139,452)
Other income (expense), net	(18,842)	1,648	(17,194)	(35,402)	(8,627)	(44,029)
Loss before income taxes	(60,841)	—	(60,841)	(176,901)	—	(176,901)
Consolidated net loss	(61,030)	—	(61,030)	(177,536)	—	(177,536)

	Three months ended March 31, 2025
	As previously reported	Adjustment	As revised
Operating expenses:
Other operating expense (income), net	$—	$(336)	$(336)
Total operating expenses	81,679	(336)	81,343
Operating loss	(23,547)	336	(23,211)
Other income (expense), net	(16,933)	(336)	(17,269)
Loss before income taxes	(39,718)	—	(39,718)
Consolidated net loss	(39,912)	—	(39,912)

	Three months ended June 30, 2025			Six months ended June 30, 2025
	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Operating expenses:
Other operating expense (income), net	$—	$(5,454)	$(5,454)	$—	$(5,790)	$(5,790)
Total operating expenses	84,849	(5,454)	79,395	166,528	(5,790)	160,738
Operating loss	(17,880)	5,454	(12,426)	(41,427)	5,790	(35,637)
Other income (expense), net	(2,035)	(5,454)	(7,489)	(18,968)	(5,790)	(24,758)
Loss before income taxes	(19,026)	—	(19,026)	(58,744)	—	(58,744)
Consolidated net loss	(19,313)	—	(19,313)	(59,225)	—	(59,225)

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

Noncontrolling interests

In April 2025, the Company's controlled subsidiary, Commercial Strategies, Inc. ("Commercial Strategies"), launched a crowdfunding offering (the "token offering") of the right to acquire a tokenized digital security linked to Overstock intellectual property and eligible for future dividends, if any, from the licensing revenue that Commercial Strategies earns from the Overstock intellectual property. The token offering closed on May 16, 2025, and Commercial Strategies issued the tokenized digital security in the form of Series A Preferred Stock. The holders of the preferred shares will be entitled to receive, out of funds and assets legally available for such purpose, an annual dividend that is derived from the royalty fee paid by Bed Bath & Beyond, Inc. to Commercial Strategies for licensing of the Overstock intellectual property. The holders of the preferred stock have no voting rights. At September 30, 2025, cumulative proceeds from the token offering totaled $467,000, have been classified as a component of noncontrolling interest within the consolidated financial statements. As of September 30, 2025, Commercial Strategies has incurred $305,000 of offering costs associated with the token offering that are classified as a reduction in proceeds within noncontrolling interest within the consolidated financial statements.

In May 2025, the Company's controlled subsidiary, Zion Peaks, Inc. ("Zion Peaks"), launched a crowdfunding offering (the "token offering") of the right to acquire a tokenized digital security linked to buybuy BABY intellectual property and eligible for future dividends, if any, from the licensing revenue that Zion Peaks earns from the buybuy BABY intellectual property. The token offering closed on August 11, 2025, and Zion Peaks issued the tokenized digital security in the form of Series A Preferred Stock. The holders of the preferred shares will be entitled to receive, out of funds and assets legally available for such purpose, an annual dividend that is derived from the royalty fee paid by Bed Bath & Beyond, Inc. to Zion Peaks for licensing of the buybuy BABY intellectual property. The holders of the preferred stock have no voting rights. At September 30, 2025, cumulative proceeds from the token offering totaled $396,000, have been classified as a component of noncontrolling interest within the consolidated financial statements. As of September 30, 2025, Zion Peaks has incurred $217,000 of offering costs associated with the token offering that are classified as a reduction in proceeds within noncontrolling interest within the consolidated financial statements.

Debt securities carried at fair value

On May 7, 2025, the Company entered into an Amended and Restated Term Loan Credit Agreement (the "Amended and Restated Credit Agreement"), which amended and restated the secured Term Loan Credit Agreement ("Existing Credit Agreement") entered on October 21, 2024 and pursuant to which the Company provided The Brand House Collective, Inc. (formerly known as Kirkland's Inc.) ("The Brand House Collective") with an additional term loan in an approximate aggregate original principal amount of $5.2 million (the "Additional Term Loan") and obligations arising under the Existing Credit Agreement in the aggregate amount of $8.5 million were rolled into the Amended and Restated Credit Agreement as obligations thereunder. On September 15, 2025, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (such amendment, the "Credit Agreement Amendment" and the Existing Credit Agreement as amended by the Credit Agreement Amendment, the "Amended Credit Agreement". Pursuant to the terms of the Amended Credit Agreement, new delayed-draw term loan commitments in an aggregate original principal amount of $20.0 million (the "Delayed Draw Term Loan Commitments") were established. The Amended Credit Agreement provides the Company the right to convert the outstanding loans (including loans extended in satisfaction of the Delayed Draw Term Loan Commitments) owing under the Amended and Restated Credit Agreement into shares of The Brand House Collective's common stock at a price equal to the closing price on the Nasdaq Stock Market LLC ("Nasdaq") on the day prior to the date on which a conversion election is made, up to a number of shares equal to 19.90% of the outstanding shares of The Brand House Collective's common stock on the date the Amended Credit Agreement was entered into, and up to a greater number of shares subject to Nasdaq shareholder approval rules. Bed Bath & Beyond is restricted from holding greater than 75% of outstanding The Brand House Collective's issued shares for so long as any obligations remain outstanding under The Brand House Collective's credit agreement with its senior lender, Bank of America, N.A.

As a result of the Amended Credit Agreement, the Company remeasured the $8.5 million term loan and recorded an unrealized loss of $406,000 during the nine months ended September 30, 2025, which is recorded in Other income (expense), net in the consolidated statements of operations.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software, which clarified and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU will result in the Company adopting the new threshold to apply to begin capitalizing costs and does not otherwise have a material impact on the Company's consolidated financial statements.

3. FAIR VALUE MEASUREMENT

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$22,492	$22,492	$—	$—
Equity securities, at fair value	31,638	14,563	—	17,075
Available-for-sale debt securities (1)	13,989	—	—	13,989
Debt securities, at fair value (1)	11,736	—	—	11,736
Total assets	$79,855	$37,055	$—	$42,800
Liabilities:
Loan commitments, at fair value (2)	$2,766	$—	$—	$2,766
Total liabilities	$2,766	$—	$—	$2,766

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$21,799	$21,799	$—	$—
Equity securities, at fair value	21,640	—	—	21,640
Available-for-sale debt securities (1)	10,985	—	—	10,985
Debt securities, at fair value (1)	14,814	—	—	14,814
Total assets	$69,238	$21,799	$—	$47,439
___________________________________________
(1)    Included in Other long-term assets, net in the consolidated balance sheets.
(2)    Included in Other long-term liabilities in the consolidated balance sheets.

The following table provides activity for the Company's Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2023	$51,530
Increase due to purchases of Level 3 investments	17,000
Decrease in fair value of Level 3 investments	(21,836)
Accrued interest on Level 3 investments	745
Level 3 investments at December 31, 2024	47,439
Increase due to purchases of Level 3 investments	9,804
Transfers out of Level 3 investments	(7,510)
Decrease in fair value of Level 3 investments	(6,842)
Accrued interest, net on Level 3 investments	(91)
Level 3 investments at September 30, 2025	$42,800

The following table provides activity for the Company's Level 3 liabilities (in thousands):

Amount
Level 3 liabilities at December 31, 2024	$—
Fair value of Level 3 liabilities assumed	2,766
Level 3 liabilities at September 30, 2025	$2,766

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer hardware and software, including internal-use software and website development	$184,948	$202,005
Furniture and equipment	1,456	4,098
Leasehold improvements	1,158	1,466
	187,562	207,569
Less: accumulated depreciation	(172,768)	(184,025)
Total property and equipment, net	$14,794	$23,544

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Capitalized internal-use software and website development	$1,797	$3,505	$4,744	$11,465
Depreciation of internal-use software and website development	2,682	2,362	8,841	6,378

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$1	$104	$90	$300
Technology	3,607	3,908	11,857	11,355
General and administrative	73	95	240	306
Total depreciation	$3,681	$4,107	$12,187	$11,961

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

On June 30, 2025, the Company entered into a Trademark and Domain Name Agreement with a large, well-established Canadian retailer to sell certain intellectual property related to the Bed Bath & Beyond trademarks in Canada and the United Kingdom, which was acquired as part of its purchase of the Bed Bath & Beyond brand in June 2023, for a total sales price of $5.0 million, and revenue share payments to be paid to the Company in perpetuity. In July 2025, the Company received the $5.0 million cash proceeds. For the nine months ended September 30, 2025, the Company recognized the entire $5.0 million as a gain on the sale which is included in Other operating expense (income), net in the consolidated statements of operations.

On May 7, 2025, the Company entered into an Asset Purchase Agreement and on September 15, 2025, entered into an Amendment No. 1 to the Asset Purchase Agreement with The Brand House Collective to acquire certain trademarks and domain names comprised of or containing the element KIRKLAND'S (the "Kirkland's Brand") and certain related marks and brand assets for a total purchase price of $10.0 million. Concurrently, on September 15, 2025, the Company entered into an amendment to the existing trademark license agreement with The Brand House Collective, pursuant to which the Company agreed to license the Kirkland's Brand to The Brand House Collective for use in connection with certain goods and services. The total purchase price was paid at closing on September 15, 2025 concurrently with the assignment of the Kirkland's Brand to the Company. In connection with this transaction, the Company also transferred to The Brand House Collective noncash consideration in the form of Delayed Draw Term Loan Commitments valued at $2.8 million, which has also been included in the acquisition cost. See Note 9—Commitments and Contingencies, for further discussion of the agreement. The aggregate purchase consideration, inclusive of direct acquisition-related costs, totaled $12.9 million which has been allocated to trade names, with an indefinite useful life.

Intangible assets, net consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Intangible assets subject to amortization, gross (1)	$5,645	$6,239
Less: accumulated amortization of intangible assets	(3,616)	(3,145)
Intangible assets subject to amortization, net	2,029	3,094
Intangible assets not subject to amortization	43,308	27,152
Total intangible assets, net	$45,337	$30,246
___________________________________________
(1)    At September 30, 2025, the weighted average remaining useful life for intangible assets subject to amortization, gross was 2.5 years.

6. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Equity securities accounted for under the equity method under ASC 323	$46,987	$56,546
Equity securities accounted for under the equity method under the fair value option	31,638	21,640
Total equity securities	$78,625	$78,186

The Company's equity securities accounted for under the equity method under ASC 323 include equity securities in which the Company can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity. During the nine months ended September 30, 2025, after stockholder approval was obtained from The Brand House Collective's stockholders, the Company funded the additional $8.0 million investment in The Brand House Collective in exchange for The Brand House Collective's common stock and converted the $8.5 million convertible promissory note (plus accrued interest) into shares of The Brand House Collective's common stock. After all transactions, the Company owns approximately 40% of The Brand House Collective's outstanding shares of common stock. In addition, as part of the sale of the Company's rights in the Zulily brand, the Company retained a 25% ownership stake in the brand in the form of a newly created entity, Zulily Newco. See Note 5—Intangible Assets, net, for further information.

In August 2025, the members of SpeedRoute, LLC, a privately-held entity in which the Company held a minority interest, filed dissolution documents to wind down and dissolve SpeedRoute, LLC. There was no gain or loss recorded on dissolution.

The following table includes the Company's equity securities accounted for under the equity method and related ownership interest as of September 30, 2025:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	28%
The Brand House Collective, Inc.	40%
Zulily Newco	25%

The carrying amount of the Company's equity method securities was $78.6 million at September 30, 2025, which is included in Equity securities on the consolidated balance sheets, of which $31.6 million was valued under the fair value option (tZERO, The Brand House Collective, and Zulily Newco). Equity securities in The Brand House Collective are carried at fair value based on Level 1 inputs. The aggregate fair value of the equity securities in The Brand House Collective at September 30, 2025, was $14.6 million. For the equity method investments, there was no difference in the carrying amount of the assets and liabilities and the maximum exposure to loss, and there was no difference between the carrying amount of the investment in Medici Ventures, L.P., and the amount of underlying equity the Company has in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in Other income (expense), net in the consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss recognized on our proportionate share of the net assets of our equity method securities	$(565)	$(6,371)	$(9,559)	$(23,859)
Increase (decrease) in fair value of equity method securities held under fair value option	7,570	(10,828)	(7,085)	(19,546)

Regulation S-X Rule 10-01(b)(1)

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered "significant subsidiaries". Summarized income statement information of an equity method investee is required in an interim report if the significance criteria are met as defined under SEC guidance. For the periods ended September 30, 2025 and 2024, none of the Company's equity method investees met the significance criteria.

7. BORROWINGS

In October 2024, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with BMO Bank N.A. (in such capacity, "BMO"), pursuant to which BMO agrees to lend the Company up to $25.0 million on a one-year revolving line of credit to aid the Company in securing strategic ventures. In connection with the Loan Agreement, BMO issued a revolving line of credit promissory note (the "Revolving Note") and granted a lien on the cash collateral account specified in the Loan Agreement (the "Cash Collateral Account"). The revolving line of credit bears interest on the unpaid principal balance at an annual rate equal to the Secured Overnight Financing Rate, or SOFR rate, for a one-month interest period plus 1.00%, established by the Federal Reserve Bank of New York. The Company is obligated to pay certain commitment fees on undrawn amounts under the Loan Agreement in amounts specified in the Loan Agreement. The Loan Agreement and Revolving Note was originally scheduled to terminate on October 18, 2025, and loans thereunder may be borrowed, repaid, and reborrowed up to such date. In September 2025, the Company and BMO extended the term of the Loan Agreement and Revolving Note for an additional year, which will now terminate in October 2026.

As of September 30, 2025, the Company had $7.0 million of outstanding standby letter of credits under the Revolving Note. As of September 30, 2025, the outstanding balance on the line of credit was $18.0 million, net of $6,000 of capitalized debt issuance costs. The total outstanding debt on the line of credit is included in Short-term debt, net on the consolidated balance sheets.

The Loan Agreement is subject to limited affirmative covenants and negative covenants, including the requirement that the Company maintain cash in the Cash Collateral Account in an amount that is three percent greater than BMO's aggregate commitments under the Loan Agreement. The Company is in compliance with its debt covenants and continues to monitor ongoing compliance with the debt covenants.

8. LEASES

The Company has operating leases for office space and a data center. The Company's leases have remaining lease terms of two years to eight years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year. Variable lease costs include executory costs, such as taxes, insurance, and maintenance.

The components of lease expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$323	$963	$1,756	$2,522
Variable lease cost	234	253	851	684

The following table provides a summary of other information related to leases (in thousands):

	Nine months ended September 30,
	2025	2024
Cash payments included in operating cash flows from lease arrangements	$1,313	$2,628

The following table provides supplemental balance sheet information related to leases:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term—operating leases	6.97 years	6.65 years
Weighted-average discount rate—operating leases	7%	6%

Maturity of lease liabilities under non-cancellable operating leases as of September 30, 2025, are as follows (in thousands):

Payments due by period	Amount
2025 (Remainder)	$314
2026	1,285
2027	1,150
2028	1,099
2029	1,132
Thereafter	3,497
Total lease payments	8,477
Less interest	1,699
Present value of lease liabilities	$6,778

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

The Company establishes liabilities when a particular contingency is probable and estimable which are included in Accrued liabilities on the consolidated balance sheets. At September 30, 2025 and December 31, 2024, the Company's established liabilities were not material.

Delayed Draw Term Loan Commitments

In September 2025, pursuant to the terms of the Amended Credit Agreement, the Company extended delayed-draw term loan commitments (the "Delayed Draw Term Loan Commitments") in the aggregate original principal amount of $20.0 million to The Brand House Collective, Inc. Any loans extended pursuant to the Delayed Draw Term Loan Commitments are convertible by the Company into equity of The Brand House Collective, on the terms set forth in, and subject to further conditions specified in the Amended Credit Agreement. The Delayed Draw Term Loan Commitments require the Company to originate a loan at a floating interest rate plus an agreed margin upon request from the borrower, so long as the conditions specified in the Amended Credit Agreement with respect to the origination of such loan are satisfied.

The Delayed Draw Term Loan Commitments had a notional amount of $20.0 million outstanding at September 30, 2025 and zero at September 30, 2024, respectively. As of September 30, 2025, no amount has been drawn under the Delayed Draw Term Loan Commitments. We have elected to record the Delayed Draw Term Loan Commitments at fair value. The fair value of the Delayed Draw Term Loan Commitments is a net liability of $2.8 million at September 30, 2025 and zero at September 30, 2024, respectively, and is included in the Other long-term liabilities line of our consolidated balance sheets.

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

JonesTrading Sales Agreement

The Company entered into a Capital on DemandTM Sales Agreement (the "Sales Agreement") dated June 10, 2024 with JonesTrading Institutional Services LLC ("JonesTrading"), under which the Company has conducted and may in the future conduct "at the market" public offerings of its common stock. Under the Sales Agreement, JonesTrading, acting as the Company's sales agent or principal, may offer the Company's common stock in the market on a daily basis or otherwise as the Company requests from time to time. The Company has no obligation to sell shares under the Sales Agreement, but it may do so from time to time. For the nine months ended September 30, 2025, the Company sold 12,432,021 shares of its common stock pursuant to the Sales Agreement and has recognized $101.7 million in proceeds, net of $2.1 million of offering costs, including commissions paid to JonesTrading. As of September 30, 2025, the Company had $52.4 million remaining available under its "at the market" sales program.

Stock Repurchase Program

During the three months ended September 30, 2025, the Company repurchased $4.9 million of its common stock under its stock repurchase program at an average price of $8.59 per share. During the nine months ended September 30, 2025, the Company repurchased $6.2 million of its common stock under its stock repurchase program at an average price of $6.87 per share. During the three and nine months ended September 30, 2024, the Company did not repurchase any shares of its common stock under its stock repurchase program. As of September 30, 2025, the Company had $63.7 million available for future share repurchases under its current repurchase authorization through December 31, 2025.

12. STOCK-BASED AWARDS

The Company has equity incentive and compensatory plans that provide for the grant of stock-based awards, including restricted stock and performance shares to employees and board members, and provide employees the ability to purchase shares of its common stock through an employee stock purchase plan. Employee accounting applies to equity incentives and compensation granted by the Company to its own employees. When an award is forfeited prior to the vesting date, the Company recognizes an adjustment for the previously recognized expense in the period of the forfeiture.

Stock-based compensation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$2	$3	$4	$6
Sales and marketing	112	414	257	909
Technology	690	1,801	1,409	5,809
General and administrative	2,718	4,131	6,332	9,660
Total stock-based compensation	$3,522	$6,349	$8,002	$16,384

Bed Bath & Beyond restricted stock unit awards

The Company's Amended and Restated 2005 Equity Incentive Plan provides for the grant of restricted stock units and other types of equity awards to employees and directors of the Company. The Compensation Committee of the Board of Directors approves grants of restricted stock unit awards to the Company's officers, board members, and employees. These restricted stock unit awards generally vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.4% at the end of the third year, subject to the recipient's continuing service to us. In addition to the Company's traditional equity awards, in fiscal year 2024, the Company changed its vesting schedule for restricted stock units from three years to four years for all restricted stock units granted to employees. These restricted stock unit awards will vest at 25% each year. In the first quarter of fiscal year 2025, the Company adjusted back to the prior vesting schedule of a three-year vesting schedule.

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

Performance Shares

During the nine months ended September 30, 2025, the Company granted 803,953 performance-based shares ("PSUs") to its executive management team under the 2025 performance share award agreement. Each grant of PSUs is eligible to vest based on achieving three performance metrics, with 50% of the target number of PSUs multiplied by the Adjusted EBITDA Performance Multiplier, 25% of the target number of PSUs multiplied by the Gross Margin Performance Multiplier, and 25% of the target number of PSUs multiplied by the Contribution Margin Performance Multiplier, with the potential weighted average maximum payout of 135% of the "Target" number of PSUs. To the extent any of the PSUs become earned based on the Company's achievement of the three aforementioned performance metrics, such earned PSUs will vest as to one-third of the earned PSUs on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through the vesting date. To be eligible to vest in any tranche of the PSUs, the Company must meet the threshold performance metrics established for the performance period. Expense is recognized as compensation cost based on the fair value on the date of grant over the performance period, taking into account the probability that the Company will satisfy the performance goals.

Stock-based compensation related to the PSUs is included in the stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, performance share options, and employee stock purchase plan. Stock-based compensation related to the PSUs was $1.0 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively, and a credit of $363,000 due to staff related reductions and $5.7 million, for the nine months ended September 30, 2025 and 2024, respectively.

Performance Share Options

Stock-based compensation related to the Performance Share Option is included in stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, PSUs, and employee stock purchase plan. Stock-based compensation related to the performance share options was $734,000 and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $2.5 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes restricted stock unit, performance-based share units, and Performance Share Option award activity (in thousands, except per share data):

	Nine months ended September 30, 2025
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	3,564	$20.98
Granted at fair value	2,581	6.29
Vested	(341)	24.55
Forfeited	(755)	14.59
Outstanding—end of period	5,049	$6.33

Employee Stock Purchase Plan

Purchases under the 2021 Employee Stock Purchase Plan (the "ESPP") during the nine months ended September 30, 2025 and 2024 were 137,966 shares and 119,425 shares, respectively, at an average purchase price per share of $5.32 and $12.23, respectively. At September 30, 2025, approximately 2.5 million shares of common stock remained available under the ESPP.

Stock-based compensation related to the ESPP is included in the stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, PSUs, and performance share options. Stock-based compensation related to the ESPP was $154,000 and $271,000 for the three months ended September 30, 2025 and 2024, respectively, and $550,000 and $922,000 for the nine months ended September 30, 2025 and 2024, respectively.

13. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2023	$49,597
Increase due to deferral of revenue at period end, net	32,802
Decrease due to beginning contract liabilities recognized as revenue	(39,304)
Unearned revenue at December 31, 2024	43,095
Increase due to deferral of revenue at period end, net	25,415
Decrease due to beginning contract liabilities recognized as revenue	(32,690)
Unearned revenue at September 30, 2025	$35,820

The Company's total unearned revenue related to outstanding loyalty program rewards was $4.9 million and $11.1 million at September 30, 2025 and December 31, 2024, respectively. Breakage income related to loyalty program rewards and gift cards is recognized in Net revenue in the consolidated statements of operations. Breakage included in revenue was $2.0 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $9.7 million and $4.5 million for the nine months ended September 30, 2025 and 2024, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations. At September 30, 2025 and December 31, 2024, the Company had an additional $0 and $4.6 million, respectively, of unearned contract revenue classified within Other long-term liabilities on the consolidated balance sheets.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in the Accrued liabilities balance in the consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2023	$8,651
Additions to the allowance	105,353
Deductions from the allowance	(104,478)
Allowance for returns at December 31, 2024	9,526
Additions to the allowance	67,891
Deductions from the allowance	(70,316)
Allowance for returns at September 30, 2025	$7,101

14. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to stockholders of Bed Bath & Beyond, Inc.	$(4,521)	$(61,030)	$(63,746)	$(177,536)

Denominator:
Weighted average shares of common stock outstanding—basic	60,333	45,771	57,190	45,700
Weighted average shares of common stock outstanding—diluted	60,333	45,771	57,190	45,700

Net loss per share of common stock:
Basic	$(0.07)	$(1.33)	$(1.11)	$(3.88)
Diluted	$(0.07)	$(1.33)	$(1.11)	$(3.88)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Restricted stock units, PSUs, and Performance Share Option	2,601	3,980	2,601	3,980
Employee Stock Purchase Plan	273	31	273	31

15. BUSINESS SEGMENTS

Segment Operations: The Company currently has one reportable segment, which is its Retail business. The reportable segment is comprised of the Company's Overstock.com operating segment and its Bed Bath & Beyond operating segment, which are aggregated into a single reportable Retail segment due to their similar economic characteristics and business activities. The Bed Bath & Beyond operating segment includes results from its buybuy BABY brand, which are not material to the business. The reporting segment primarily derives revenues from e-commerce sales of home furnishing merchandise through the Company's suite of websites and mobile apps.

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

16. SUBSEQUENT EVENTS

On September 22, 2025, the Company announced that its Board of Directors had declared a warrant dividend distribution (the "Warrant Distribution") to the record holders of the Company's common stock (the "Common Stock"), in the form of warrants to purchase common stock (the "Warrants"). Holders of Common Stock at the close of business on October 2, 2025 (the "Record Date") received one warrant for each ten shares of Common Stock then owned, rounded down to the nearest whole number. The Warrants were distributed on the terms and conditions described in the Warrant Agreement, dated as of October 7, 2025, between the Company, Computershare, Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., as Warrant Agent. The Warrants have an exercise price of $15.50, which may be exercised for cash only, and will expire on October 7, 2026, unless the Early Expiration Price Condition (defined herein) is met. The "Early Expiration Price Condition" is met if the Company's common stock equals or exceeds $18.60 for at least 20 trading days out of a 30-day trading day period (the "Early Expiration Price Condition Date"), at which point the Company has the right but, not the obligation, to accelerate the expiration date of the Warrants to the business day immediately following the Early Expiration Price Condition Date (the "Early Expiration Date"). If the Early Expiration Price Condition occurs, the Company will make a public announcement to that effect by issuing a press release (the "Early Expiration Price Condition Notice") as promptly as practical after market close on the Early Expiration Price Condition Date setting forth the Early Expiration Date or an Alternative Expiration Date as set forth below. The Company may, in its sole discretion, elect to set the Early Expiration Date on a date falling after the business day immediately following the Early Expiration Price Condition Date (such date, an "Alternate Expiration Date"). Any such Alternate Expiration Date shall be specified in the Early Expiration Price Condition Notice. The Warrants are exercisable beginning as of the date a Registration Statement on Form S-3 registering the shares that are issuable upon exercise of the Warrants has been declared effective by the SEC, and may be exercised at any time through the Expiration Date. Holders of Warrants do not have any rights as a stockholder with respect to the shares of common stock issuable upon exercise of the Warrants prior to the time such Warrants are validly exercised, and the exercise price is paid. For additional details regarding the Warrant Distribution offering, see the Company's Registration Statement on Form S-3 (File No. 333-290763) filed with the SEC on October 8, 2025. The Company is still finalizing the accounting treatment for the Warrants.

On October 1, 2025, the U.S. government shut down and certain regulatory agencies, such as the SEC, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could impact the Company's ability to access the public markets and obtain necessary capital in order to properly fund its operations.

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

Overview

Bed Bath & Beyond, Inc. is an ecommerce-focused retailer with an affinity model that owns or has ownership interests in various retail brands, offering a comprehensive array of products and services that enable its customers to enhance everyday life through quality, style, and value. In addition, it also offers an increasing number of add-on services across our platforms, including warranties, shipping insurance, and installation services. We will be reimagining our loyalty offering through the reintroduction of Welcome Rewards+ to our Bed Bath & Beyond customers and bringing back the successful Club O loyalty program to our Overstock customers. We currently own Bed Bath & Beyond, Overstock, and buybuy BABY, among other brands. As used herein, "Bed Bath & Beyond," "the Company," "we," "our" and similar terms include Bed Bath & Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

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

The buybuy BABY brand acquisition allows us to reunite two traditionally related brands, Bed Bath & Beyond and buybuy BABY, and support our customers through key life stage shopping moments.

In August 2025, we changed our corporate name from Beyond, Inc. to Bed Bath & Beyond, Inc. and changed our ticker symbol from "BYON" to "BBBY".

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

Revenue for the three months ended September 30, 2025, was $257.2 million, compared to $311.4 million for the three months ended September 30, 2024, representing a decrease of $54.2 million, or 17%. The decrease was primarily due to a 20% decrease in the number of orders delivered, which contributed $63.6 million of the revenue decline, partially offset by a 3% or $6.60 increase in average order value, which resulted in a revenue increase of approximately $9.3 million. The decrease in orders delivered was driven by a decline in website visits influenced in part by a shift in consumer spending preferences and macroeconomic factors impacting consumer sentiment and the home furnishings industry as well as a reduction in overall sales and marketing spend as we focus on improving more efficient traffic channels and refine our assortment. The increase in average order value was largely driven by orders mixing into categories with higher average unit retail price.

Gross profit for three months ended September 30, 2025, was $65.2 million, or 25.3% of revenue, compared to $66.0 million, or 21.2% of revenue, for the three months ended September 30, 2024. This represents a decrease of $0.8 million, or 1%. The decline in gross profit was primarily attributable to lower revenue, which reduced gross profit by approximately $12.6 million, partially offset by an improved gross margin that contributed an increase of approximately $11.8 million. Gross margin increased by 420 basis points year-over-year, primarily due to approximately 160 basis points of lower carrier costs, 160 basis points of lower return costs, and 90 basis points of improvement from discontinued Canada operations.

Sales and marketing expenses were $36.1 million, or 14.0% of revenue, for the three months ended September 30, 2025, compared to $51.9 million, or 16.7% of revenue, for the three months ended September 30, 2024. This represents a decrease of $15.7 million, or 30%. The decrease was primarily driven by decreased performance marketing expenses of $11.9 million and a $2.6 million reduction in brand advertising.

Technology expenses decreased by $7.1 million for the three months ended September 30, 2025, compared to the prior period. The decrease was primarily due to a reduction in staff-related expenses of $4.9 million and a $1.9 million reduction in third-party expenses.

General and administrative expenses decreased by $5.6 million for the three months ended September 30, 2025, compared to the prior period. The decrease was primarily due to a $4.4 million reduction in staff-related expenses and a $1.1 million reduction in third-party expenses.

Customer service and merchant fees decreased by $3.6 million for the three months ended September 30, 2025, compared to the prior period. The decrease was primarily driven by a $1.8 million decrease in customer service expenses and a $1.8 million decrease in credit card costs, primarily due to decreased order volume.

Other operating expense (income), net decreased by $1.6 million for the three months ended September 30, 2025, compared to the prior period. The decrease reflects the non-recurrence of the $1.6 million loss from the sale of our corporate headquarters in 2024.

Consolidated cash and cash equivalents increased from $159.2 million as of December 31, 2024, to $167.4 million as of September 30, 2025, an increase of $8.2 million, primarily as a result of $101.7 million in net proceeds from the sales of our common stock pursuant to our "at-the-market" public offering, net of offering costs and $6.3 million in proceeds from sales of intangible assets, offset by net cash outflows from operating activities of $50.2 million, purchases of intangible assets of $15.2 million, disbursement for notes receivable of $8.2 million, purchases of equity securities in The Brand House Collective of $8.0 million, payments on short-term debt of $7.0 million, repurchases of common stock under the stock repurchase program of $6.2 million, and expenditures for property and equipment of $5.2 million.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends and geopolitical events, including, without limitation, ongoing global conflicts, trade barriers including tariffs, financial and stock market volatility, higher interest rates, inflation, the U.S. government shutdown, and their impacts. These events have and may continue to negatively impact consumer confidence and consumer spending, which have and may continue to adversely affect our business and our results of operations. Many of our suppliers source from other countries and may be negatively affected by increased tariffs or other import/export controls by the United States and foreign governments, as well as uncertainty in the market as it responds to global macroeconomic factors. Due to the uncertain and constantly evolving nature and volatility of these trends and events, we cannot currently predict their long-term impact on our operations and financial results. As of September 30, 2025, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

For information regarding revisions to previously issued consolidated financial statements and resulting reclassifications, see the information set forth under Note 2—Summary of Significant Accounting Policies, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Comparisons of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024, and Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenue	$257,187	$311,428	$771,186	$1,091,813
Cost of goods sold
Product costs and other cost of goods sold	192,024	245,453	580,922	871,311
Gross profit	$65,163	$65,975	$190,264	$220,502
Year-over-year percentage change
Net revenue	(17.4)%		(29.4)%
Gross profit	(1.2)%		(13.7)%
Percent of net revenue
Cost of goods sold
Product costs and other cost of goods sold	74.7%	78.8%	75.3%	79.8%
Gross margin	25.3%	21.2%	24.7%	20.2%

Revenue for the three months ended September 30, 2025, was $257.2 million, compared to $311.4 million for the three months ended September 30, 2024, representing a decrease of $54.2 million, or 17%. The decrease was primarily due to a 20% decrease in the number of orders delivered, which contributed $63.6 million of the revenue decline, partially offset by a 3% or $6.60 increase in average order value, which resulted in a revenue increase of approximately $9.3 million. The decrease in orders delivered was driven by a decline in website visits influenced in part by a shift in consumer spending preferences and macroeconomic factors impacting consumer sentiment and the home furnishings industry as well as a reduction in overall sales and marketing spend as we focus on improving more efficient traffic channels and refine our assortment. The increase in average order value was largely driven by orders mixing into categories with higher average unit retail price.

Revenue for the nine months ended September 30, 2025, was $771.2 million, compared to $1,091.8 million for the nine months ended September 30, 2024, representing a decrease of $320.6 million, or 29%. The decrease was primarily due to a 35% decrease in the number of orders delivered, which contributed $394.6 million of the revenue decline, partially offset by an 8% or $15.60 increase in average order value, which resulted in a revenue increase of approximately $73.9 million. The decrease in orders delivered was driven by a decline in website visits influenced in part by a shift in consumer spending preferences and macroeconomic factors impacting consumer sentiment and the home furnishings industry as well as a reduction in overall sales and marketing spend as we focus on improving more efficient traffic channels and refine our assortment. The increase in average order value was largely driven by orders mixing into categories with higher average unit retail price.

International net revenues were less than 4% of total net revenues for each of the three and nine months ended September 30, 2025 and 2024.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended September 30, 2025
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(5,238)	$(964)
1	$(2,657)	$(489)
As reported	As reported	As reported
-1	$2,552	$470
-2	$8,824	$1,624

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

Gross margins for the past seven quarterly periods and fiscal year ending 2024 were:

	Q1 2024	Q2 2024	Q3 2024	Q4 2024	FY 2024	Q1 2025	Q2 2025	Q3 2025
Gross margin	19.5%	20.1%	21.2%	23.0%	20.8%	25.1%	23.7%	25.3%

Gross profit for three months ended September 30, 2025, was $65.2 million, or 25.3% of revenue, compared to $66.0 million, or 21.2% of revenue, for the three months ended September 30, 2024. This represents a decrease of $0.8 million, or 1%. The decline in gross profit was primarily attributable to lower revenue, which reduced gross profit by approximately $12.6 million, partially offset by an improved gross margin that contributed an increase of approximately $11.8 million. Gross margin increased by 420 basis points year-over-year, primarily due to approximately 60 basis points of lower carrier costs, 160 basis points of lower return costs, and 90 basis points of improvement from discontinued Canada operations.

Gross profit for nine months ended September 30, 2025, was $190.3 million, or 24.7 % of revenue, compared to $220.5 million, or 20.2% of revenue, for the nine months ended September 30, 2024. This represents a decrease of $30 million, or 14%. The decline in gross profit was primarily attributable to lower revenue, which reduced gross profit by approximately $71.9 million, partially offset by an improved gross margin that contributed an increase of approximately $41.7 million. Gross margin increased by 450 basis points year-over-year, primarily due to 210 basis points of lower carrier costs, approximately 90 basis points of lower return costs, approximately 90 basis points of lower product costs, and 50 basis points of improvement from discontinued Canada operations.

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

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales and marketing expenses	$36,126	$51,859	$105,625	$186,055
Advertising expense included in sales and marketing expenses	34,578	49,087	100,608	177,630
Year-over-year percentage change
Sales and marketing expenses	(30.3)%		(43.2)%
Advertising expense included in sales and marketing expenses	(29.6)%		(43.4)%
Percent of net revenue
Sales and marketing expenses	14.0%	16.7%	13.7%	17.0%
Advertising expense included in sales and marketing expenses	13.4%	15.8%	13.0%	16.3%

Sales and marketing expenses were $36.1 million, or 14.0% of revenue, for the three months ended September 30, 2025, compared to $51.9 million, or 16.7% of revenue, for the three months ended September 30, 2024. This represents a decrease of $15.7 million, or 30%. The decrease was primarily driven by decreased performance marketing expenses of $11.9 million and a $2.6 million reduction in brand advertising.

Sales and marketing expenses were $105.6 million, or 13.7% of revenue, for the nine months ended September 30, 2025, compared to $186.1 million, or 17.0% of revenue, for the nine months ended September 30, 2024. This represents a decrease of $80.4 million, or 43%. The decrease was primarily driven by decreased performance marketing expenses of $66.8 million and a $10.2 million reduction in brand advertising.

Technology expenses

We seek to deploy our capital resources efficiently in technology to support operations, including private and public cloud, web services, customer support solutions, and product search. We aim to enhance the customer experience by investing in technology, including investing in machine learning algorithms and generative AI, improving our process automation and efficiency, modernizing and enhancing our systems, and supporting and expanding our logistics infrastructure. We expect to continue to incur technology expenses to support these efforts and these expenditures may continue to be material.

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

The following table summarizes our technology expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Technology expenses	$20,645	$27,673	$70,584	$84,596
Year-over-year percentage change
Technology expenses	(25.4)%		(16.6)%
Technology expenses as a percent of net revenue	8.0%	8.9%	9.2%	7.7%

Technology expenses decreased by $7.1 million for the three months ended September 30, 2025, compared to the prior period. The decrease was primarily due to a reduction in staff-related expenses of $4.9 million and a $1.9 million reduction in third-party expenses.

Technology expenses decreased by $14.6 million for the nine months ended September 30, 2025, compared to the prior period. The decrease was primarily due to a reduction in staff-related expenses of $13.4 million and a $1.6 million reduction in third-party expenses, partially offset by one-time restructuring costs of $0.5 million.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$11,971	$17,571	$40,373	$56,556
Year-over-year percentage change
General and administrative expenses	(31.9)%		(28.6)%
General and administrative expenses as a percent of net revenue	4.7%	5.6%	5.2%	5.2%

General and administrative expenses decreased by $5.6 million for the three months ended September 30, 2025, compared to the prior period. The decrease was primarily due to a $4.4 million reduction in staff-related expenses and a $1.1 million reduction in third-party expenses.

General and administrative expenses decreased by $16.2 million for the nine months ended September 30, 2025, compared to the prior period. The decrease was primarily due to a $12.7 million reduction in staff-related expenses, a $3.2 million reduction in third-party expenses and a $0.2 million reduction in depreciation & amortization.

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

The following table summarizes our customer service and merchant fees (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Customer service and merchant fees	$8,873	$12,425	$27,561	$41,374
Year-over-year percentage change
Customer service and merchant fees	(28.6)%		(33.4)%
Customer service and merchant fees as a percent of net revenue	3.5%	4.0%	3.6%	3.8%

Customer service and merchant fees decreased by $3.6 million for the three months ended September 30, 2025, compared to the prior period. The decrease was primarily driven by a $1.8 million decrease in customer service expenses and a $1.8 million decrease in credit card costs, primarily due to decreased order volume.

Customer service and merchant fees decreased by $13.8 million for the nine months ended September 30, 2025, compared to the prior period. The decrease was primarily driven by an $8.7 million decrease in credit card costs and a $5.1 million decrease in customer service expenses, primarily due to decreased order volume.

Other operating expense (income), net

The following table summarizes our other operating expense (income), net (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Other operating expense (income), net	$—	$1,648	$(5,790)	$(8,627)
Year-over-year percentage change
Other operating expense (income), net	(100.0)%		(32.9)%
Other operating expense (income), net as a percent of net revenue	—%	0.7%	(1.0)%	(1.0)%

Other operating expense (income), net decreased by $1.6 million for the three months ended September 30, 2025, compared to the prior period. The decrease reflects the non-recurrence of the $1.6 million loss from the sale of our corporate headquarters in 2024.

Other operating expense (income), net decreased by $3.4 million for the nine months ended September 30, 2025, compared to the prior period. The decrease reflects the non-recurrence of the $10.3 million gain tied to the 2024 sale of the Wamsutta brand, offset by the $5.0 million gain from the sales of Canada and the United Kingdom Bed Bath & Beyond trademarks in 2025, and the $1.6 million loss related to the 2024 corporate headquarters sale.

Other income (expense), net

The $24.2 million favorable change in other income (expense), net for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily attributable to a $24.2 million decrease in loss recognized from our equity method securities. The decrease reflects the change from a recognized loss on equity method securities of $17.2 million for the three months ended September 30, 2024 to a recognized gain on equity method securities of $7.0 million for the three months ended September 30, 2025.

The $26.2 million favorable change in other income (expense), net for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily attributable to a $26.8 million decrease in loss recognized from our equity method securities.

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

Our provision for income tax for the three months ended September 30, 2025 and 2024 was $233,000 and $189,000, respectively. The effective tax rate for the three months ended September 30, 2025 and 2024 was (5.4)% and (0.3)%, respectively. Our provision for income tax for the nine months ended September 30, 2025 and 2024 was $714,000 and $635,000, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was (1.1)% and (0.4)%, respectively. Our tax provision and rate differs from the statutory federal income tax rate of 21% primarily due to year-to-date losses on our retail operations for which tax benefits are limited.

Each quarter we assess on a jurisdictional basis whether it is more likely than not that our deferred tax assets will be realized under ASC Topic 740. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to recover our deferred tax assets. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. A significant piece of objective negative evidence evaluated as of September 30, 2025, is the cumulative loss position over a three-year period generated by our U.S. retail operations. On the basis of this evaluation, we continue to maintain a valuation allowance against our deferred tax assets for the U.S. jurisdiction, not supported by reversals of taxable temporary differences. We intend to continue maintaining a valuation allowance on our net U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

As we repatriate foreign earnings for use in the United States, the distributions are generally exempt from federal and foreign income taxes but may be subject to certain state taxes. As of September 30, 2025, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivable, net. At September 30, 2025, we had $167.4 million of cash and cash equivalents and $17.3 million of accounts receivable, net of allowance for credit losses.

During the nine months ended September 30, 2025, the Company entered into standby letter of credits with BMO Bank N.A. valued at $7.0 million. The letter of credits were issued in favor of the Company's payment processors as a financial guarantee in connection with ongoing payment processing operations.

We entered into a Sales Agreement dated June 10, 2024 with JonesTrading, under which we have conducted and may in the future conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading, acting as our sales agent or principal, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. At September 30, 2025, we had $52.4 million available under our "at the market" sales program. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. Under the agreement, we will pay JonesTrading up to a 2% sales commission on all sales. For the nine months ended September 30, 2025, we sold 12,432,021 shares of our common stock pursuant to the Sales Agreement and have recognized $101.7 million in proceeds, net of $2.1 million of offering costs, including commissions paid to JonesTrading.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Cash (used in) provided by:
Operating activities	$(50,212)	$(152,625)
Investing activities	(30,416)	(6,546)
Financing activities	88,952	(2,081)

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $50.2 million of net cash used in operating activities during the nine months ended September 30, 2025, was primarily due to loss from operating activities of $63.7 million, net of the impact from non-cash items such as depreciation and amortization, non-cash operating lease costs, stock-based compensation, gain on sale of intangible assets, and loss from equity method securities of $34.8 million and cash used by changes in operating assets and liabilities of $21.3 million.

The $152.6 million of net cash used in operating activities during the nine months ended September 30, 2024, was primarily due to loss from operating activities of $177.5 million, net of the impact from non-cash items such as depreciation and amortization, non-cash operating lease costs, stock-based compensation, gain on sale of intangible assets, write-down of assets held for sale, and loss from equity method securities of $65.9 million and cash used by changes in operating assets and liabilities of $41.0 million.

Investing activities

For the nine months ended September 30, 2025, investing activities resulted in a net cash outflow of $30.4 million, primarily due to $15.2 million for purchases of intangible assets, $8.2 million for disbursement of notes receivable, $8.0 million for purchases of equity securities in The Brand House Collective, and $5.2 million of expenditures for property and equipment, offset by $6.3 million of proceeds received from the sale of intangible assets.

For the nine months ended September 30, 2024, investing activities resulted in a net cash outflow of $6.5 million, primarily due to $11.3 million of expenditures for property and equipment and $6.0 million for purchases of intangible assets, offset by $10.3 million of proceeds received from the sale of intangible assets.

Financing activities

For the nine months ended September 30, 2025, financing activities resulted in a net cash inflow of $89.0 million, primarily due to $101.7 million in net proceeds from the sales of our common stock pursuant to our "at the market" public offering, net of offering costs, offset by $7.0 million payments on short-term debt and $6.2 million repurchases of common stock under the stock repurchase program.

For the nine months ended September 30, 2024, financing activities resulted in a net cash outflow of $2.1 million, primarily due to $3.3 million for payment of taxes withheld upon vesting of employee stock awards.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2025, and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$8,477	$1,277	$2,295	$2,186	$2,719
Total contractual cash obligations	$8,477	$1,277	$2,295	$2,186	$2,719
 __________________________________________
(1)    Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Note 8—Leases, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of September 30, 2025, accrued tax contingencies were $3.8 million. Changes in federal, foreign, state, and local tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

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

Interest on the revolving line of credit incurred pursuant to the Loan Agreement described herein would accrue based on market rates plus 1.00%, for a one-month interest period; however, we do not expect that any changes in prevailing interest rates will have a material impact on our results of operations.

The Delayed Draw Term Loan Commitments require the Company to originate a loan at a floating interest rate plus an agreed margin upon request from the borrower, so long as the conditions specified in the Amended Credit Agreement with respect to the origination of such loan are satisfied. The outstanding Delayed Draw Term Loan Commitments expose the Company to the risk that the price of the loans arising from the exercise of the instrument might change from the inception to funding of the loan due to changes in loan interest rate margins; however, we do not expect that any changes in prevailing interest rates will have a material impact on our results of operations.

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

Investment Risk

The fair values of the equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At September 30, 2025, the recorded value in equity securities of private and public companies was $78.6 million, of which $14.6 million relates to publicly-traded companies, recorded at fair value, which are subject to market price volatility. At September 30, 2025, $17.1 million of the equity securities and $25.7 million of the debt securities are recorded at fair value using Level 3 inputs. The fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that providing a sensitivity analysis is not practicable. These investments valued using Level 3 inputs represent 53.6% of assets measured at fair value. See Note 3—Fair Value Measurement for further information. For the equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our changing business model and use of the Bed Bath & Beyond brand, Overstock brand, buybuy BABY brand, Kirkland's and Kirkland's Home brand, Beyond brand, and other brands of ours, could negatively impact our business.

Our business has undergone a number of changes in the recent past, including our company name changing from Overstock.com, Inc. to Beyond, Inc. to Bed Bath & Beyond, Inc., our purchase of the Bed Bath & Beyond and Zulily brands, changing our company ticker symbol from OSTK to BYON to BBBY, and transferring the listing of our common stock from the Nasdaq Stock Market LLC to the New York Stock Exchange. These changes, along with others, may cause negative impacts to our business, including customer and stockholder confusion about our brands, the need for higher promotional discounting or marketing costs to acquire and maintain customers, diversion of the attention of management or key personnel, employee fatigue resulting from implementation efforts, disruptions to existing business relationships, and other unforeseen costs, expenses, losses, disruptions, delays, or negative impacts that could have a material adverse effect on our financial results, business and prospects.

We rely upon paid and natural search engines to rank our product offerings, and our financial results may suffer if we are unable to maintain our prior rankings in natural searches.

We rely on paid and natural search engines to attract consumer interest in our product offerings, including Google, Bing, and Yahoo!. Changes to their ranking algorithms and competition from other retailers to attract consumer interest may adversely affect our product offerings in paid and/or natural searches. Search engine companies change their natural search engine algorithms periodically and online retailers compete to rank well with these search engine companies. Our ranking in natural searches may be adversely affected by those changes, as has occurred from time to time, which has led us to pursue revenue growth in other more expensive marketing channels. Google's search engine is dominant in our business and has historically been a significant source of traffic to our website. Search engine companies may also determine that we are not in compliance with their guidelines from time to time, as has occurred in the past, and they may penalize us in their search algorithms as a result. In recent years, we have experienced declines in our rankings in Google's natural search engine, which has required us to utilize more expensive marketing channels or otherwise compensate for the loss of some of the natural search traffic. Any future declines in our rankings in Google's natural search engine could have a material adverse effect on our business. Additionally, in recent years, a shift in user search behavior has started, with an increasing number of individuals transitioning from traditional search engines like Google to AI platform answer engines such as ChatGPT, Grok, and Copilot for certain types of queries. This transition stems from the way AI tools can effectively address certain questions that users once turned to search engines to answer. This evolution in how people are seeking information, even if often complementing, rather than replacing, the kinds of user intent queries we typically focus on, could have a material adverse effect on our business.

Risks Relating to the Warrants

The price of the Warrants may decline rapidly and significantly following their distribution.

If there is little or no market demand for the Warrants once trading begins, the trading price of the Warrants will likely decline following their distribution. Warrants are being distributed all at once, which could lead to demand and supply imbalances and cause the trading price of the Warrants to decline rapidly and significantly.

An active public market for the Warrants may not be sustained, which would adversely affect the liquidity and market price of the Warrants.

Prior to the Warrant Distribution, there was no existing trading market for the Warrants. The Warrants are subject to trading dynamics over which we have no control. An active and orderly trading market for the Warrants may not be sustained. The trading market for the Warrants may lack adequate size, liquidity or price transparency or may have an unusually high bid-ask spread. You may be unable to sell your Warrants at a price that is favorable to you.

The trading price for the Warrants may bear little or no relationship to traditional valuation methods, or to the market price of our common stock, and therefore the trading price of the Warrants may fluctuate significantly following their issuance.

The trading price of the Warrants may have little or no relationship to, and may be significantly lower, or at times higher, than the price that would otherwise be established using traditional indicators of value, such as our future prospects and those of our industry in general; future potential revenues, earnings, cash flows, and other financial and operating information, or multiples thereof; market prices of securities and other financial and operating information of companies engaged in business activities that are similar to ours; and the views of research analysts. Potential investors should not buy Warrants in the open market unless they are willing to take the risk that the trading price of the Warrants could fluctuate and decline significantly.

Hedging arrangements relating to the Warrants may affect the value and volatility of our common stock.

In order to hedge their financial positions, Warrant holders may choose to enter into hedging transactions with respect to our common stock, may unwind or adjust hedging transactions and may purchase or sell large blocks of our common stock in one or more market transactions. The effect, if any, of these activities on the trading price of our common stock will depend in part on market conditions and cannot be known in advance, but any of these activities could adversely affect the value and price volatility of our common stock.

Exercising the Warrants is a risky investment and those who exercise their Warrants may not be able to recover the value of their investment in the common stock received upon such exercise. Warrant holders could sustain a total loss of the exercise price of any Warrants that they exercise.

In order to recover the value of the investment in the shares of common stock received upon exercise of a Warrant at the exercise price, the value of such shares of common stock must be more than the exercise price of the Warrants. If the value of the shares of common stock a Warrant holder receives upon exercise of a Warrant is lower than the amount paid to the exercise the Warrant, the holder could experience a total loss of investment in exercising the Warrants.

A Warrant holder may lose some or all of their financial investment after exercising a Warrant.

A Warrant holder may incur a financial or other loss upon, or subsequent to, the exercise of a Warrant due to a drop in our stock price, or by a failure to timely deliver Warrant shares as of any particular date after exercise, or for other reasons. If the market value of our common stock price declines, a Warrant holder may be unable to resell shares at or above the price at which they were acquired through the exercise of Warrants. There can be no assurance that the price of our common stock will not fluctuate or decline significantly below the Warrant exercise price in the future, in which case a Warrant holder could incur substantial losses.

The trading price of the shares of our common stock and Warrants could be highly volatile, and purchasers of our common stock or Warrants could incur substantial losses.

During calendar year 2025 to-date, the closing sale price of shares of our common stock on NYSE has been reported as low as $3.68 per share and as high as $12.11 per share. This volatility may affect the price at which a Warrant holder could sell the shares of our common stock or Warrants, and the sale of substantial amounts of our common stock or Warrants could adversely affect the price of our common stock or Warrants. The trading prices of our common stock and Warrants are likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those described in the sections captioned “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. Additionally, broad market and industry factors may negatively affect the market price of our common stock and Warrants, regardless of our actual operating performance.

As a result, Warrant holders may not be able to sell shares of common stock or Warrants at or above the price at which they purchase them.

Speculation in our publicly-traded common stock or Warrants may result in extreme price volatility.

Our stockholders or Warrant holders or outside investors may speculate on the direction of movements in the price of our common stock or Warrants. Speculation in the price of our common stock or Warrants may involve long and short exposures. Sudden changes in demand or supply for our common stock or Warrants due to speculation or other reasons may create trading anomalies that add volatility to the trading price of these securities. The volatility or direction of our stock price or Warrant price may be unrelated or disproportionate to our operating results, which could cause significant losses to Warrant holders’ investments.

The settlement process for shares of common stock issuable upon exercise of Warrants is outside of our control and may cause Warrant holders to lose the value of their investment.

The settlement process with respect to exercised Warrants refers to the time between exercise of a Warrant and when the issued common stock is delivered to Warrant holders’ account, and Warrant holders become the holder of record of such common stock. The settlement process is conducted by outside parties and broker-dealers and is therefore outside of our control.

Under Rule 15c6-1 of the Securities Exchange Act of 1934, the standard settlement cycle for most broker-dealer transactions is one business day, unless the parties to any such trade expressly agree otherwise. We understand that under existing financial industry practices, delivery of the shares of common stock upon exercise of Warrants will likely not occur within one business day, and delivery may take several business days. Warrant holders could experience a significant loss of investment in exercising Warrants if the settlement process takes longer than anticipated or fails to settle.

The issuance of common stock upon the exercise of the Warrants may depress our stock price.

We could issue a maximum of up to 6,884,341 shares of common stock in connection with the Warrant Distribution, which would be an approximately 10.0% increase from our current number of shares outstanding. The issuance of such additional shares of common stock upon exercise of the Warrants, and the resale of such shares on the open market after their issuance, or the perception that such sales could occur, could result in significant downward pressure on our stock price.

Warrant holders are not entitled to any of the rights of holders of our common stock.

Warrant holders are not entitled to any rights with respect to our common stock, including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock.

Warrant holders will have rights with respect to our common stock only if they receive our common stock upon exercising Warrants for cash and only as of the date when they become a record owner of the shares of our common stock upon such exercise. For example, if an amendment is proposed to our charter or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the date a Warrant holder is deemed to be the owner of the shares of our common stock due upon exercise of their Warrants, the Warrant holder will not be entitled to vote on the amendment, although they will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.

Because we do not currently intend to pay cash dividends on our common stock, stockholders will benefit from an investment in our common stock primarily if it appreciates in value.

We do not currently anticipate paying any cash dividends on shares of our common stock. Any determination to pay dividends in the future would be made by our Board of Directors and would depend upon results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, and other factors our Board of Directors would deem relevant. Accordingly, realization of a gain on stockholders’ investments will primarily depend on the appreciation of the price of our common stock.

Our management will have broad discretion in the use of any net proceeds from the exercise of Warrants and may allocate any net proceeds from the exercise of Warrants in ways that Warrant holders and other stockholders may not approve.

Our management will have broad discretion in the application of the net proceeds, if any, from the exercise of Warrants, including for any of the purposes described in the section entitled “Use of Proceeds” in our Registration Statement on Form S-3 (File No. 333-290763) filed with the SEC on October 8, 2025 (the “Warrant Registration Statement”), and could spend the net proceeds in ways with which you may not agree. Accordingly, stockholders will be relying on the judgment of our management with regard to the use of the net proceeds, and will not have the opportunity to assess whether the net proceeds are being used appropriately. It is possible that the net proceeds will be invested or otherwise used in a way that does not yield a favorable, or any, return for us, or that does not improve our operating results or enhance the value of our common stock or other securities. Because of the number and variability of factors that will determine our use of any net proceeds from the exercise of Warrants, the ultimate use of such net proceeds may vary substantially from their currently intended use. The failure of our management to use these net proceeds, if any, effectively could harm our business.

The Warrants do not automatically exercise, and any Warrants that Warrant holders do not exercise prior to the Expiration Date will lose all financial value.

The Warrants do not automatically exercise, even if our common stock price remains at or above the exercise price of the Warrants. Warrant holders are entitled to exercise the full number of Warrants registered in their name or any portion thereof. Any Warrant that Warrant holders do not exercise for cash prior to the Expiration Date will expire unexercised and Warrant holders will not receive any shares of our common stock. If the Early Expiration Price Condition occurs, the Expiration Date of the Warrants could be accelerated significantly. The Warrants will have no financial value after the Expiration Date.

Future sales or other dilution of our equity may adversely affect the market price of our common stock.

The Warrant Agreement, dated as of October 7, 2025, between the Company, Computershare, Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., as Warrant Agent (the "Warrant Agreement") does not restrict us from issuing additional shares of common stock to the public or under our employee and director compensation plans. We regularly evaluate opportunities to access capital markets, taking into account our capital needs, financial condition, strategic plans and other relevant considerations. The issuance of additional shares of common stock or common equivalent securities in future equity offerings will dilute the ownership interest of our existing common stockholders and may depress the trading value of the Warrants or our common stock. There can be no assurances that we will not in the future determine that it is advisable or necessary to issue additional shares of common stock or other securities convertible or exercisable for shares of common stock to fund our business needs. We also expect to continue to use equity and stock options to compensate our employees and directors and others. The market price of our common stock and the Warrants could decline significantly as a result of such offerings or issuances, or the perception that such offerings or issuances could occur.

Our registration statement covering the issuance of common stock issuable upon exercise of the Warrants may not be available at times.

We will use our commercially reasonable efforts to keep a registration statement effective, subject to certain exceptions, covering the issuance of the common stock issuable upon the exercise of the Warrants; however, we are not prohibited from suspending the use of the registration statement and can suspend it at any time at our discretion as described in the Warrant Registration Statement under the heading “Description of the Warrants - Registration and Suspension.” If at the time of exercise of Warrants, there is no effective registration statement covering the issuance of the shares of common stock underlying the Warrants, the right to exercise Warrants shall be automatically suspended until such registration statement becomes effective (any such period, an “Exercise Suspension Period”). The Company shall provide notice by press release, with a copy to the Warrant Agent, of any Exercise Suspension Period. If the Expiration Date would otherwise fall in an Exercise Suspension Period, notwithstanding anything to the contrary in the Warrant Agreement, the Expiration Date shall be extended by the number of days included in such Exercise Suspension Period.

We will require additional capital to support business growth, and this capital might not be available on favorable terms, or at all.

Our operations or expansion efforts will require substantial additional financial, operational, and managerial resources and we will need to raise additional funds to expand our operations. We may seek debt financing or additional equity capital. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations.

For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of shares of our common stock made during the quarter ended September 30, 2025 (in thousands, except share and per share data):

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs(1)
July 1 - 31	—	$—	—	$68,572
August 1 - 31	—	$—	—	$68,572
September 1 - 30	569,845	$8.59	569,845	$63,666
Total	569,845		569,845
___________________________________________
(1)    On August 17, 2021, we announced that our Board of Directors had approved a stock repurchase program (the "Repurchase Program"), pursuant to which we may, from time to time, purchase shares of our outstanding common stock. On December 31, 2023, we announced that our Board of Directors approved an extension and expansion of the Repurchase Program and expanded the repurchase amount by $50.0 million, for a total repurchase amount of up to $150.0 million of our common stock. The Repurchase Program expires in December 2025. Under the Repurchase Program, shares may be repurchased in open-market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider trading arrangements and policies.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibit Number	Exhibit Description
2.1***
Asset Purchase Agreement, dated June 12, 2023, by and among Overstock.com, Inc., Bed Bath & Beyond Inc. and certain subsidiaries of Bed Bath & Beyond Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 13, 2023

	3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2014
	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on November 6, 2023
	3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 24, 2024
	3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 22, 2025
	3.5	Fifth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on August 22, 2025
	4.1	Form of Indenture, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3ASR filed on June 10, 2024
4.2
Warrant Agreement (including Form of Warrant), dated October 7, 2025, between the Company, Computershare Inc., a Delaware corporation, and Computershare Trust Company, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 filed with the Commission on October 8, 2025)

10.1*
Amendment No. 1 to the Amended and Restated Term Loan Credit Agreement, dated as of September 15, 2025, by and between Kirkland's Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Bed Bath & Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto.

	10.2*	Amendment No. 1 to Asset Purchase Agreement, dated as of September 15, 2025, by and between Bed Bath & Beyond, Inc., as Purchaser, and The Brand House Collective, Inc., as Seller
	10.3*	Second Amended and Restated Trademark License Agreement, dated as of September 15, 2025, by and between Bed Bath & Beyond, Inc., as Licensor, and The Brand House Collective, Inc., as Licensee
	10.4*	Amendment to Loan and Security Agreement, dated as of September 30, 2025, among BMO Bank N.A., as Lender, and Bed Bath & Beyond, Inc., as Borrower
	10.5*	Corrected Employment Letter Agreement between Beyond, Inc. and Adrianne Lee, dated as of August 19, 2025
	31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
	31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
	32.1**	Section 1350 Certification of Principal Executive Officer
	32.2**	Section 1350 Certification of Principal Financial Officer
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

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).
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

Date:	October 27, 2025	BED BATH & BEYOND, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
President and Chief Financial Officer (Principal Financial Officer)