Form 10-K
period 2025-12-31
BED BATH & BEYOND, INC.
filed 2026-02-24
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                        to
Commission file number: 001-41850

BED BATH & BEYOND, INC.
(Exact name of registrant as specified in its charter)

Delaware		87-0634302
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
433 W. Ascension Way, 3rd Floor
Murray,	Utah	84123
(Address of principal executive offices)		(Zip code)
(801) 947-3100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BBBY	New York Stock Exchange
Warrants to Purchase Shares of Common Stock	BBBY WS	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2025), was approximately $0.4 billion based upon the last sales price reported by the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by directors and certain officers and by others who may be deemed to be affiliates of the registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be affiliates as that term is defined in the federal securities laws.
There were 69,009,239 shares of the Registrant's common stock, par value $0.0001, outstanding on February 20, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2026 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Bed Bath & Beyond, Overstock.com, Beyond+, welcome rewards, buybuy BABY, Kirkland's, and Kirkland's Home are registered trademarks of Bed Bath & Beyond, Inc. Other service marks, trademarks and trade names which may be referred to herein are the property of their respective owners.

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
•Exercising the Warrants is a risky investment and those who exercise their Warrants may not be able to recover the value of their investment in the common stock received upon such exercise. Warrant holders could sustain a total loss of the exercise price of any Warrants that they exercise.

•Investment in new business strategies, acquisitions, dispositions, partnerships, or other transactions could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.
•Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies and blockchain technology in a manner that adversely affects our business, prospects and operations.
•The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.
•If the Merger is completed, combining our business with that of TBHC may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the Merger, which may adversely affect the combined company's business results and negatively affect the value of the combined company's common stock.

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

Introduction

Bed Bath & Beyond, Inc., is an e-commerce-focused retailer with an affinity model that owns or has ownership interests in various brands, offering a comprehensive array of products and services that enable its customers to enhance everyday life through quality, style, and value. We currently own Bed Bath & Beyond, Overstock, and buybuy BABY, among other brands. We strive to curate an exceptional online shopping experience. Our diversified portfolio of retail offerings allow us to offer a comprehensive array of products and add-on services, catering to customers in the United States. Our e-commerce platform, which is also accessible through our mobile apps, includes www.bedbathandbeyond.com and www.overstock.com, and is collectively referred to as the "Website." The Website is targeted at customers seeking a diverse array of top-tier, on-trend products at competitive prices. From furniture, bedding, and bath essentials to patio and outdoor furniture, area rugs, tabletop and cookware, décor, storage, jewelry, watches, and fashion – we offer an extensive range of products at a smart value. In addition to products, we also offer an increasing number of add-on services across our platforms, including warranties, shipping insurance, and installation services.

Our company, based in Murray, Utah, was founded as a Utah limited liability company in 1997, reorganized as a C corporation in the State of Utah in 1998, and reincorporated in Delaware in 2002. We launched our initial website in March 1999. In November 2023, we changed our corporate name from Overstock.com, Inc. to Beyond, Inc., and transferred the principal listing of our common stock from the Nasdaq Global Market to the New York Stock Exchange. In August 2025, we changed our corporate name from Beyond, Inc. to Bed Bath & Beyond, Inc. and changed our ticker symbol from "BYON" to "BBBY". Our common stock ceased trading under the ticker symbol "BYON" at the close of market August 28, 2025, and on August 29, 2025, our common stock began trading under the ticker symbol "BBBY" on the New York Stock Exchange. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. As used herein, "Bed Bath & Beyond", "the Company", "we", "our" and similar terms include Bed Bath & Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

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

In an ever-evolving market, our focus is on standing out in the online sphere by offering products and services for the home. We believe that our competitive edge lies in the following:

•Simplified Customer Experience: We prioritize an easy, user-friendly interface, emphasizing price, value, and quality. Our extensive product range is delivered in a personalized format, accessible seamlessly through our mobile apps, and complemented by our dedicated customer service team.
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
•Omni-Channel Relaunch: In addition to our partners, we've had a collaborative partnership with The Brand House Collective, Inc. (formerly known as Kirkland's, Inc.) ("TBHC"), and own approximately 40% of TBHC's common stock. In 2025, TBHC converted several Kirkland's Home stores and launched Bed Bath & Beyond brand stores through an exclusive license with the Company to operate Bed Bath & Beyond neighborhood stores. Additionally, we've entered into a pending merger agreement with TBHC slated to close in the first half of 2026, that is intended to further enable the Company to bring back the omni-channel experience to our Bed Bath & Beyond and buybuy BABY customer base. In January 2025, we also entered into an asset purchase agreement with BBBY Acquisition Co. LLC to acquire certain rights in the buybuy BABY brand, as well as assets, data, information and content related to the associated buybuy BABY website.
•Customer Loyalty Programs: Our customer engagement and retention are bolstered by our welcome rewards+ membership program and private label credit card, enhancing the overall value proposition for our customers.

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

Customer Service

Our commitment to delivering responsive customer service extends across our channels, including our apps and Website. Staffed by a team of dedicated in-house and outsourced professionals, our customer service department seeks to provide prompt and thorough responses to customer inquiries via phone, SMS, instant online chat, and e-mail, regarding product information, order details, shipping status, returns, and various other customer queries.

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

Our current and potential e-commerce competitors include entities that may have greater brand recognition, longer operating histories, larger customer bases, and significantly greater financial, marketing, and other resources than we do. Further, any of them may enter into strategic or commercial relationships with larger, more established and well-financed companies, including exclusive distribution arrangements with our vendors or service suppliers that could deny us access to key products or needed services at competitive prices or at all, or acquisitions of our suppliers or service providers, which could have the same effect. Many of them do or could devote greater resources to marketing and promotional campaigns and devote substantially more resources to their websites and systems development than we do. Many have supply chain operations that decrease product shipping times to their customers, have options for in-store product pick-up, allow in-store returns, or offer other delivery and returns options that we presently do not have. New technologies, the continued enhancement of existing technologies, developments in related areas such as same-day product deliveries, and the development of proprietary delivery systems increase competitive pressures on us.

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

Human Capital Management

On December 31, 2025, we had approximately 389 full-time employees. We have never had a work stoppage and none of our employees are represented by a labor union. We consider our employee relations to be good. Competition for qualified personnel in our industry is high. Bed Bath & Beyond places great value on its human capital management and knows its people are critical to driving the business to success. We focus on our human capital management in many ways, including the following.

Belonging

We embrace belonging and collaboration in our workforce, our ways of thinking, and our decision-making. We know that fostering a belonging culture delivers better business outcomes. We are committed to creating a workplace that values and celebrates the unique backgrounds, perspectives, and experiences of our employees. Our commitments to improving workplace practices include: (1) increasing employee engagement of our team at all levels, (2) valuing the varied and broad voices of our employees, and (3) fostering inclusion and safety within our workforce. Among the many ways we demonstrate these commitments are through our hiring and development practices, flexible and working-parent-friendly programs, anti-discrimination policies, and focus on pay equity.

We view belonging as a competitive advantage that drives innovation, creativity, and success. We are dedicated to creating a workplace where everyone has the opportunity to thrive, and we believe that our commitment to belonging will contribute to our long-term growth and sustainability.

Workforce Compensation & Pay Equity

The total rewards philosophy of Bed Bath & Beyond is to create and maintain competitive programs that attract, motivate, develop, and retain employees based on the prevailing industry and geographic labor markets where the Company does business. Our competitive compensation programs consist of cash and non-cash compensation based on relevant pay factors designed to balance market competitiveness and cost containment to incentivize the achievement of financial performance goals and business objectives and to aid in retaining human capital. We designed our total rewards to link the market competitiveness of an employee's compensation with overall Company performance, aligning employees' financial interests with the interests of the Company and its stockholders.

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

Talent Acquisition & Retention

We work diligently to attract the best talent from a diverse range of sources and locations to support the current and future demands of our business. We recruit talent from twenty-six states across the United States and the Republic of Ireland. We endeavor to establish relationships with universities, professional associations, and industry groups to proactively attract talent. We look for ways to improve our recruiting process regularly and ensure each applicant feels welcome and comfortable through the recruiting process.

We have a strong employee value proposition that leverages our culture, shared alignment to critical business and financial objectives and goals, collaborative and flexible working environment, shared sense of purpose, desire to do the right thing and innovative work to attract talent to our company. We empower employees to find new and better ways of doing things, and the scale of our business means that careers can develop in exciting and unexpected directions. To ensure the long-term continuity of our business, we actively manage the development of existing talent to fill the roles that are most critical to the ongoing success of our Company.

Our employees have an average tenure of eight years overall, with an average tenure of eight and three-quarter years in our customer service department.

Employee Safety & Wellness

Creating a culture where all employees feel supported and valued is a key part of our Company mission. We continue to evolve our programs to meet our employees' wealth, health, and wellness needs, which we believe is essential to attract and retain employees of the highest caliber. We provide comprehensive benefit options for our employees and their families to live healthier and more secure lives. Some of the various insurances we offer include medical, dental, and vision, among others, along with health savings accounts, flexible spending accounts and 401(k) matching and employee stock purchase plan (ESPP) programs. In addition to these more traditional benefits offerings, we also expanded our employee assistance program (EAP) to better align with our national employee base. We offer family planning services, including fertility coverage, to assist potential parents. We offer paid parental leave for all new parents who have been with the Company for at least 90-days to ensure they are able to adjust. We also offer a caregiver benefit to parents who need to travel for work, which allows employees who have a child under the age of two to travel with the employee. In 2024, we expanded our benefits to include a flexible work schedule by offering flexible time away (unlimited) to all exempt employees, to allow our employees maximum flexibility and trust in our performance-based culture. Additionally, we launched an employee volunteer program, Beyond Cares, pursuant to which each full-time employee spends at least 32 hours a year of work time volunteering for an organization of choice in their community.

Development & Training

We recognize how important it is for our employees to develop and progress in their careers. We provide a variety of resources to help our employees grow in their current roles and build new skills, including online development resources from a competency model development library to hundreds of online courses in our learning management system. We emphasize individual development planning as part of our annual goal setting process and offer mentoring programs, along with change management and project management upskilling opportunities. We have leadership development resources for all leaders across the organization and continue to build tools for leaders to develop their teams on the job and in roles to create new opportunities to learn and grow. We also encourage higher education and continuing professional education by subsidizing these opportunities for our employees.

Company Culture

We attribute the high levels of employee engagement to our corporate culture. We strive for a work environment that is performance-based, results-driven, provides a sense of belonging, agile, and collaborative. Our culture is grounded in our three core values, Accountability, Adaptability, and Authenticity, which guide how we operate and create value. We act with an owner's mindset to deliver results, embrace change and continuous improvement to drive innovation, and foster culture of integrity and belonging where employees are empowered to bring their true selves to work.

Our values reflect our commitment to an accountable, authentic, and adaptable work environment, and embody our evolving culture. These three core values guide how we lead, collaborate, and make decisions, fostering a psychologically safe environment where individuals take ownership, communicate openly, and respond effectively to change in pursuit of better outcomes. We strive to clearly define, model, measure, and develop the behaviors that reinforce accountability, authenticity, and adaptability in our employees, empowering everyone to be effective and impactful contributors to the organization. By embracing these values, we create a culture that attracts, develops, engages, and retains highly qualified individuals for every role. Our goal is for every employee to feel valued, trusted, and empowered as part of a resilient and high-performing team, doing meaningful work in an environment grounded in integrity and growth. The Company is committed to consistently reinforcing these values throughout the entire employee experience.

Oversight & Governance

Our focus on human capital management, understanding that people truly are a Company's most valuable asset, and that culture is an organization's ultimate competitive advantage. Our 401(k) committee meets at least twice per year to review the plan and determine if any changes need to be made to the portfolio, in order to best serve our employees. Our board of directors dedicates time in quarterly meetings with management to discuss trends in hiring, engagement, and attrition. Our Compensation Committee is actively involved in determining competitive compensation strategies to help us continually improve in attracting, developing, and retaining top talent for our Company.

Information About Our Executive Officers

The following persons were executive officers of Bed Bath & Beyond as of February 24, 2026:

Executive Officers	Age	Position
Adrianne Lee	48	President and Chief Financial Officer (Principal Financial Officer)
Marcus Lemonis	52	Executive Chairman and Chief Executive Officer (Principal Executive Officer)
Leah Putnam	36	Chief Accounting Officer (Principal Accounting Officer)

Adrianne Lee was appointed as our President and Chief Financial Officer in March 2025. Prior to that, Ms. Lee served as Chief Financial & Administrative Officer from February 2024 to March 2025, and previously served as Chief Financial Officer from March 2020 to February 2024. Prior to joining Bed Bath & Beyond, Ms. Lee served as Senior Vice President and CFO of North America RAC from December 2018 to March 2020 and as Vice President—Global Financial Planning and Analysis and Corporate Development at The Hertz Corporation from December 2017 to December 2018.

Marcus Lemonis was appointed as the Executive Chairman of the Board of Directors of Bed Bath & Beyond, effective February 20, 2024 and was appointed as our Chief Executive Officer in January 2026. Mr. Lemonis joined the Board on October 2, 2023, and has served as Chairman of the Board since December 10, 2023. Mr. Lemonis previously served as the Chief Executive Officer and Chairman of the Board of Camping World Holdings, Inc. from 2022 to January 2026.

Leah Putnam was appointed as our Chief Accounting Officer in March 2025. Prior to that, Ms. Putnam served as Vice President of Finance and Controller from February 2024 to March 2025, Vice President, Financial Planning and Analysis from March 2023 to February 2024, Senior Director of Financial Planning and Analysis from January 2022 to March 2023, and Director of Financial Planning and Analysis from August 2020 to January 2022. Prior to joining Bed Bath & Beyond, Ms. Putnam held several corporate finance, financial systems, and data governance roles at The Hertz Corporation from 2018 to 2020.

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
•traditional general merchandise and specialty retailers and liquidators including Ashley Furniture, Best Buy, Costco, Crate and Barrel, Ethan Allen, Gilt, Home Depot, HomeGoods, Hudson's Bay Company, IKEA, J.C. Penney Company, Kohl's, Lands' End, Lowe's, Macy's, Nordstrom, Pottery Barn, Arhaus, RH, Ross Stores, Saks Fifth Avenue, Sears, T.J. Maxx, Target, Walmart, West Elm, and Williams-Sonoma, all of which also have an online presence; and
•online liquidators such as SmartBargains.

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

Customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. Customers routinely and increasingly use technology, including without limitation, artificial intelligence, as well as a variety of electronic devices and digital platforms to rapidly compare products and prices, read product reviews, determine real-time product availability, and purchase products, and new channels and tools to expand the customer experience appear and change rapidly. We must continually anticipate and adapt to these changes in the shopping and purchasing process by continuing to adjust and enhance the customer experience as well as our delivery options. We cannot guarantee that our current or future fulfillment options will be maintained and implemented successfully or that we will be able to meet customer expectations on delivery or pickup times, options and costs.

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

Our business has undergone a number of changes in the recent past, including our company name changing from Overstock.com, Inc. to Beyond, Inc. to Bed Bath & Beyond, Inc., our purchase of the Bed Bath & Beyond and Kirkland’s and Kirkland’s Home brands, changing our company ticker symbol from OSTK to BYON to BBBY, and transferring the listing of our common stock from the Nasdaq Stock Market LLC to the New York Stock Exchange. Additionally, we have from time to time made, and expect in the future to make, changes in the portions of our business that we invest in omnichannel, digital, or physical channels. These changes, along with others, may cause negative impacts to our business, including customer and stockholder confusion about our brands, the need for higher promotional discounting or marketing costs to acquire and maintain customers, diversion of the attention of management or key personnel, employee fatigue resulting from implementation efforts, disruptions to existing business relationships, and other unforeseen costs, expenses, losses, disruptions, delays, or negative impacts that could have a material adverse effect on our financial results, business and prospects.

The changing job market, the changes in our leadership team, the change in our compensation approach, changing job structures, or any inability to attract, retain and engage key personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued service and performance of our senior management, our board of directors, and other key personnel. In 2024 and 2025, we underwent significant changes to our executive management team and board of directors, structural changes to our organization, and changes to our workforce with reductions in force. Additionally, in 2025, we adjusted our approach to our executives' equity compensation from a fully performance-based approach to a balanced performance and time-based approach.

With many businesses allowing employees to work remotely, we are forced to compete with businesses in other locations and states to attract and retain key employees. We announced that local employees will be asked to increase their onsite work from three days each week to four days each week at a new location. We also announced the elimination of our 9-80 schedule (where employees were permitted to work nine-hour days, rather than standard eight-hour days, and take every other Friday off from work). Changes in leadership, structural changes to our organization, reductions in force, changed approach to performance-based compensation, and changes in job structures could create consequences such as a lack of or decreased productivity, a lack of engagement, employee dissatisfaction, and employee fatigue, any of which could impair our ability to recruit, hire, and retain employees. Our success depends on our ability to identify, attract, recruit, hire, train, engage, retain, and motivate highly-skilled personnel necessary to successfully operate our business. Our failure to do any of the foregoing could have a material adverse effect on our financial results, business and prospects.

We rely upon paid and natural search engines to rank our product offerings, and our financial results may suffer if we are unable to maintain our prior rankings in natural searches.

We rely on paid and natural search engines to attract consumer interest in our product offerings, including Google, Bing, and Yahoo!. Changes to their ranking algorithms and competition from other retailers to attract consumer interest may adversely affect our product offerings in paid and/or natural searches. Search engine companies change their natural search engine algorithms periodically and online retailers compete to rank well with these search engine companies. Our ranking in natural searches may be adversely affected by those changes, as has occurred from time to time, which has led us to pursue revenue growth in other more expensive marketing channels. Google's search engine is dominant in our business and has historically been a significant source of traffic to our websites. Search engine companies may also determine that we are not in compliance with their guidelines from time to time, as has occurred in the past, and they may penalize us in their search algorithms as a result. In recent years, we have experienced declines in our rankings in Google's natural search engine, which has required us to utilize more expensive marketing channels or otherwise compensate for the loss of some of the natural search traffic. Any future declines in our rankings in Google's natural search engine could have a material adverse effect on our business. Additionally, in recent years, a shift in user search behavior has started, with an increasing number of individuals transitioning from traditional search engines like Google to AI platform answer engines such as ChatGPT, Grok, and Copilot for certain types of queries. This transition stems from the way AI tools can effectively address certain questions that users once turned to search engines to answer. This evolution in how people are seeking information, even if often complementing, rather than replacing, the kinds of user intent queries we typically focus on, could have a material adverse effect on our business.

If we are not profitable and/or are unable to generate sufficient positive cash flow from operations, our ability to continue in business will depend on our ability to raise additional capital, obtain financing or monetize significant assets, and we may be unable to do so.

At December 31, 2025, our accumulated deficit was $842.7 million. We experienced significant losses in years leading up to 2020. Although our financial results were significantly better in 2020 and 2021, we incurred additional losses in 2022 through 2025, which included significant non-cash losses on our equity method investments and a write-down loss on our corporate headquarters. If we are unable to successfully manage our business in the future, our ability to continue in business could depend on our ability to raise sufficient additional capital, obtain sufficient financing, or sell or otherwise monetize significant assets. Additionally, we may not be able to raise capital on acceptable terms or at all. The occurrence of any of the foregoing risks would have a material adverse effect on our financial results, business and prospects.

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

Our back-up facility by itself is not adequate to support fulfillment of sales orders. Our servers and applications are vulnerable to malware, physical or electronic break-ins, internal sabotage, and other disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. Any internal or critical third-party system interruption that results in the unavailability of our websites or our mobile apps or reduced performance of our transaction systems could interrupt or substantially reduce our ability to conduct our business. We have experienced periodic systems interruptions due to server failure, application failure, power failure and intentional cyberattacks in the past, and may experience additional interruptions or failures in the future. Any failure or impairment of our infrastructure or of the availability of the Internet or related systems caused by any source, including the housing or maintenance of our hardware by a third party (including the purchaser of the facility where it is now located), or any inability to access or protect our hardware in a timely manner, could have a material adverse effect on our financial results, business and prospects. In addition, the occurrence of any event that would adversely affect e-commerce or discourage or prevent consumers from shopping online or via mobile apps could significantly decrease the volume of our sales.

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

We rely on our computer systems, hardware, software, technology infrastructure, and online sites and networks, as well as those of our third-party providers for both internal and external operations that are critical to our business (collectively, "IT Systems"). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to our suppliers, banks, credit card processors, delivery services, and public cloud providers. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personal information, confidential and proprietary intellectual property, financial information, trade secrets, and other business information (collectively, "Confidential Information").

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

At December 31, 2025, we held equity method investments totaling approximately $66.6 million. The underlying equity interests are in entities that are in the startup or development stages. Equity method interests are inherently risky because we do not have the ability to influence the business decisions underlying those investments and because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Since these investments are in companies that are in the early startup or development stages, even if their technology or products are viable, they may not be able to obtain the capital or resources necessary to successfully bring their technology or products to market. We have recognized losses related to these equity method securities in the past and may in the future recognize additional losses. Additionally, due to tax law limitations around deductibility of capital and investment losses, we may not be able to recognize a tax benefit on these losses when they occur. Any such loss could be material and could have a material adverse effect on our financial results.

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

New or revised laws, regulations, or court decisions may subject us to additional requirements and new disclosures that could increase the cost of doing business, increase scrutiny for the way decisions are made, decrease our revenues, increase our expenses, or impact our business model. For example, various jurisdictions around the world have enacted or are considering revenue-based taxes such as digital advertising taxes, data collection taxes, and other targeted taxes, which could lead to inconsistent and potentially overlapping tax regimes that could increase our expenses. In addition, significant changes to the federal income tax laws of the United States have been enacted in recent years, including under the Inflation Reduction Act of 2022 and the One Big Beautiful Bill Act of 2025. Other new or revised legal, regulatory, or tax treatment could expose us to additional risk, increase the cost of doing business online, and increase internal costs necessary to capture data, report data, and collect and remit taxes. Any of these items could have a material adverse effect on our business and financial results.

Failure to comply with, or changes in, laws, regulations and enforcement activities may adversely affect the products, services and markets in which we operate.

From time to time, we are subject to claims, individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to taxation, advertising practices, online services, intellectual property rights, privacy, consumer and data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, employment (including inclusion and belonging), labor rights, import and export matters including tariffs and the importation of specified or proscribed items and importation quotas, information reporting requirements (including sustainability reporting), access to our services and facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics and quality of products and services, product labeling and unfair and deceptive trade practices. There may be changes to the laws, regulation, standards, directives (including executive orders), and enforcement priorities that affect our operations in substantial and unpredictable ways at the federal and state level in the United States and in other countries in which our services are or may be used. Changes to laws, regulations and standards, including interpretation and enforcement of such laws, regulations and standards could increase the cost of doing business or otherwise change how or where we want to do business. In addition, changes to laws, regulations and standards could affect our merchants and software partners and could result in material effects on the way we operate and the cost to operate our business. Failure to comply with such laws, regulations and standards could result in harm to our members, employees and partners in the supply chain, significant costs to satisfy compliance, remediation or compensatory requirements, or the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect our reputation, business, financial condition, and results of operations.

From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations.

We are involved in various litigation matters from time to time. For more information regarding our material legal proceedings, please see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 14—Commitments and Contingencies, subheading Legal Proceedings and Contingencies, contained in the "Notes to Consolidated Financial Statements" of this Annual Report. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees or change our business practices, any of which could adversely affect our business, financial condition and results of operations.

Damage to our reputation or brand image could adversely affect our sales and results of operations.

Our reputation is largely based on public perceptions. Incidents that erode trust or confidence in us could adversely affect our reputation and thereby impact our business, particularly if the incidents result in rapid or significant adverse publicity, protests, litigation, boycotts, governmental inquiries, or other stakeholder responses. This could include incidents regarding our actions or inactions on issues related to corporate social responsibility or environmental, social, and governance (“ESG”) matters, and any perceived lack of transparency about such matters. We have established, and may continue to establish, various goals and initiatives, including with respect to sustainability and inclusion and belonging. We cannot guarantee that we will achieve these goals and initiatives or that our initiatives will achieve their desired results. Any failure, or perceived failure, by us to achieve these goals and initiatives could lead to adverse perceptions of our business, consumer boycotts, litigation, investigations, and regulatory proceedings. Any of these outcomes could negatively impact our reputation, results of operations, and financial condition. Further, stakeholder expectations regarding ESG and other matters continue to evolve and are not uniform. Our pursuit of our goals and initiatives could also lead to adverse perceptions of our business, consumer boycotts, litigation, investigations, and regulatory proceedings due to differing expectations on ESG and other matters. In turn, damage to our reputation or brand image could, among other things, adversely impact our customer loyalties and sales, our supply chain relationships and business opportunities, our ability to attract and retain talent sufficient to meet business needs, and results of operations. Any of the foregoing can be further exacerbated by changes to laws, regulation, standards, directives (including executive orders), and enforcement priorities. See "—Failure to comply with, or changes in, laws, regulations and enforcement activities may adversely affect the products, services and markets in which we operate."

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of digital assets, including tokens or blockchain technology, in a manner that adversely affects our business, prospects and operations.

As digital assets, such as tokens and cryptocurrencies, and blockchain technology have grown in both popularity and market size, governments around the world have reacted differently to them, with certain governments deeming them illegal while others have allowed their use and trade. Governments may in the future regulate, curtail or outlaw the ability for acquisition, use or redemption of digital assets and blockchain technology. Governments may take regulatory action that may increase the cost and/or subject companies in the digital asset or blockchain technology space to additional regulation. Similar actions by governments or regulatory bodies could result in restriction of the acquisition, ownership, holding, selling, use or trading of digital assets, including our token offerings.

In the United States and certain other jurisdictions, certain digital assets may be securities and subject to the securities laws of the relevant jurisdictions. If we fail to comply with any relevant laws, regulations or prohibitions that may be applicable to us, we could face regulatory or other enforcement actions and potential fines or other consequences. The rapidly evolving regulatory landscape with respect to digital assets and blockchain technology may subject us to inquiries or investigations from regulators and governmental authorities, require us to make product changes, restrict or discontinue product offerings, and implement additional and potentially costly controls. If we fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

Digital assets, including cryptocurrencies and tokens, have in the past and may in the future experience periods of extreme price volatility. Fluctuations in the value of any digital assets that we might hold or offer could also lead to volatility in our financial results and could have an adverse impact on our business. These uncertainties, including accounting and tax developments, or other requirements relating to digital assets or blockchain technology could expose us to litigation, regulatory action and possible liability, and have an adverse effect on our business.

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

Our industry is highly competitive and is undergoing rapid changes due to technological advancement in areas such as artificial intelligence (AI). Our future success depends in part on our ability to effectively utilize these technological advancements. Our competitors may outpace us in incorporating AI into their product offerings, engagement with customers, and to create efficiencies, any of which could affect our competitiveness and operational outcomes. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks. For example, Personal Information that may be used in relation to AI could subject us to data privacy and cybersecurity risks. For more information, see "Risks Relating to Our Company and its Operational, Litigation, and Regulatory Environment." Additionally, the content, analyses, or recommendations generated by AI programs, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results, as well as our reputation. Moreover, ethical concerns associated with AI could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of AI or other technological advancements could negatively impact our business or results of our operations.

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

We are modifying and expanding the types of products and services offered for sale on our websites, may further expand offerings in the future, and we do not know whether any of our modifications or expansions will be successful. From time to time, we have also modified aspects of our business model relating to our product mix and the mix of direct versus partner sourcing of the products offered for sale. Products purchased for direct sale come with additional risks and uncertainties, including costs to maintain inventory, risk of loss from theft or otherwise, and risks associated with the marketing and labeling of products. In addition, we continue to experiment with new technologies to enhance the customer experience and iterate on delivery of new features, and with new services to become the "Everything Home Company." Specifically, we plan to pursue strategic investments or acquisitions in non-retail, home-centric technology, data, products, services and select PropTech solutions, as well as changes in our investments in physical assets such as inventory and leases, and are focused on our three Pillars, which includes omnichannel commerce; digital, financial, insurance & blockchain services; and Beyond Home Platforms & Beyond Home OS. The additions and modifications to our business have increased the complexity of our business and have impacted, and may in the future materially impact, our management, personnel, operations, systems, technical performance, financial resources, and internal control and reporting functions. Further, our efforts to right-size our cost structure and create a more flexible technology stack may result in the introduction of technologies that are less mature or stable, which could cause problems in our website or back-end logistics systems or compliance efforts. Further, any new business, products or services, technology, or website we launch that is not favorably received by consumers could damage our reputation and our brand. The occurrence of any of the foregoing could have a material adverse effect on our financial results, business, prospects, and the trading prices of our securities.

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

We have entered into agreements granting certain third parties the right to use certain of our trademarks, which could damage our brand and reputation.

We have entered into agreements with several third parties, pursuant to which we have authorized these third parties to use certain of our trademarks on certain products and certain store locations in certain geographic territories. For example, on June 30, 2025, we entered into a Trademark and Domain Name Agreement with a large, well-established Canadian retailer to sell certain intellectual property related to our Bed Bath & Beyond trademarks in Canada and the United Kingdom. Any failure of these third parties to deliver products at reasonably comparable quality and price to the products we offer in connection with these trademarks, to offer good customer experiences consistent with our brands, or any breach of our agreements by any such third party could negatively impact our objectives, consistency with our brands, and could have a material adverse effect on our financial results, business and prospects.

Risks Relating to Our Common Stock and the Warrants

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

In addition, we may issue additional shares of our common or preferred stock from time to time in the future in amounts that may be significant. We have sold common stock including under our "at the market" sales agreement and in follow-on underwritten offerings in the past and may do so in the future. We also previously issued a class of preferred stock that was publicly traded and may in the future issue preferred stock that is publicly traded. The sale or issuance of substantial amounts of our common or any preferred stock, by us or a significant stockholder, or the perception that these sales or issuances may occur, could adversely affect the trading prices of our securities.

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
•prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
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

The Investment Company Act of 1940 (the "Investment Company Act") regulates certain companies that invest in, hold or trade securities. Primarily as a result of a portion of our assets consisting of indirectly-held minority investment positions through the Medici Ventures, L.P. fund, we are subject to the risk of inadvertently becoming an investment company. Because registration under the Investment Company Act would make it impractical for us to operate our business, we need to avoid becoming subject to the registration requirements of the Investment Company Act. To do so, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions and/or strategic initiatives due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the value of certain of our holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in us inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, capital structure, leverage, management, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate (and intend to operate) our business. Specifically, if we were required to register under the Investment Company Act, provisions of the Investment Company Act could limit (and in some cases even prohibit) our ability to raise additional debt and equity securities or issue options or warrants (which could impact our ability to compensate key employees), limit our ability to use financial leverage, and limit our ability to incur indebtedness. Provisions of the Investment Company Act would also prohibit (subject to certain exceptions) transactions with affiliates. If it were established that we were an investment company, it would have a material adverse effect on our business and financial operations and our ability to continue our business.

If securities analysts do not continue to publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

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

Additionally, from time to time if we receive a credit rating, any fluctuation in the credit rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt which could have a material adverse effect on our operations and financial condition, which in return may adversely affect the trading price of shares of our common stock.

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

During calendar year 2025 to-date, the closing sale price of shares of our common stock on NYSE has been reported as low as $3.68 per share and as high as $12.11 per share. This volatility may affect the price at which a Warrant holder could sell the shares of our common stock or Warrants, and the sale of substantial amounts of our common stock or Warrants could adversely affect the price of our common stock or Warrants. The trading prices of our common stock and Warrants are likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those described in the sections captioned “Risk Factors” herein. Additionally, broad market and industry factors may negatively affect the market price of our common stock and Warrants, regardless of our actual operating performance.

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

Warrant holders are not entitled to any rights with respect to our common stock, including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock, but Warrant holders are subject to all changes affecting our common stock.

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

Our management will have broad discretion in the application of the net proceeds, if any, from the exercise of Warrants, including for any of the purposes described in the section entitled “Use of Proceeds” in our Registration Statement on Form S-3 (File No. 333-290763) filed with the SEC on October 8, 2025 and declared effective by the SEC on December 3, 2025 (the “Warrant Registration Statement”), and could spend the net proceeds in ways with which you may not agree. Accordingly, stockholders will be relying on the judgment of our management with regard to the use of the net proceeds, and will not have the opportunity to assess whether the net proceeds are being used appropriately. It is possible that the net proceeds will be invested or otherwise used in a way that does not yield a favorable, or any, return for us, or that does not improve our operating results or enhance the value of our common stock or other securities. Because of the number and variability of factors that will determine our use of any net proceeds from the exercise of Warrants, the ultimate use of such net proceeds may vary substantially from their currently intended use. The failure of our management to use these net proceeds, if any, effectively could harm our business.

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

Risks Related to the Merger

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions that must be satisfied or waived (to the extent permitted) prior to the completion of the Merger, including the approval by TBHC’s shareholders of the Merger Proposal. These conditions to the completion of the Merger, some of which are beyond the control of BBBY and TBHC, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed.

Additionally, either BBBY or TBHC may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by the outside date.

The termination of the Merger Agreement could negatively impact BBBY and the trading prices of our common stock.

If the Merger is not completed for any reason, including because TBHC’s shareholders fail to approve the Merger Proposal, the ongoing businesses of BBBY may be adversely affected and, without realizing any of the expected benefits of having completed the Merger, BBBY would be subject to a number of risks, including the following:

•failure to complete the proposed Merger may result in negative publicity and a negative impression of us in the investment community;
•we may experience negative reactions from our customers and employees;
•we will be required to pay our respective costs relating to the Merger (subject to TBHC’s obligation to pay an expense reimbursement fee of approximately $0.3 million to us in certain circumstances), such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Merger is completed;
•the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger and such restrictions, the waiver of which is subject to the consent of TBHC, may prevent us from taking actions during the pendency of the Merger that might otherwise be beneficial; and
•matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by us, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us.

The market price for shares of our common stock following the Merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of our common stock.

Upon consummation of the Merger, our stockholders and TBHC shareholders will both hold shares of common stock in the combined company. Our businesses differ from those of TBHC, and TBHC’s businesses differ from ours, and, accordingly, the results of operations of the combined company will be affected by some factors that are different from those currently or historically affecting our results of operations. The results of operations of the combined company may also be affected by factors different from those that currently affect or have historically affected either us or TBHC.

Based on the anticipated treatment of equity-based awards and the number of shares of TBHC Common Stock outstanding as of December 9, 2025, it is expected that we may issue approximately 3,046,103 shares of our common stock in the Merger. Former TBHC shareholders may decide not to hold the shares of our common stock that they will receive in the Merger, and our stockholders may decide to reduce their investment in us as a result of the changes to our investment profile as a result of the Merger. Other TBHC shareholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive in the Merger. Such sales of our common stock could have the effect of depressing the market price of our common stock.

Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Merger.

The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, the approval by TBHC shareholders of the Merger Proposal, the effectiveness of the registration statement on Form S-4 registering our common stock issuable pursuant to the Merger Agreement and the absence of any stop order or proceedings by the SEC with respect thereto, approval for listing on the NYSE of the shares of our common stock to be issued pursuant to the Merger Agreement, and the absence of governmental restraints or prohibitions preventing the consummation of the Merger. The obligation of each of us and TBHC to consummate the Merger are also conditioned on, among other things, the truth and accuracy of the representations and warranties made by the other party on the date of the Merger Agreement and on the closing date (subject to certain materiality and material adverse effect qualifiers), and the performance by the other party in all material respects of its obligations under the Merger Agreement. No assurance can be given that the other required shareholder, governmental and regulatory consents and approvals will be obtained or that the other required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.

The success of the Merger will depend in part on the combined company’s ability to retain the talents and dedication of the professionals currently employed by us and TBHC. It is possible that these employees may decide not to remain with us or TBHC, as applicable, while the Merger is pending, or with the combined company. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating us and TBHC to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, we and TBHC may not be able to locate suitable replacements for any key employees that leave either company or offer employment to potential replacements on reasonable terms. In addition, there could be disruptions to or distractions for the workforce and management, including disruptions associated with integrating employees into the combined company. No assurance can be given that the combined company will be able to attract or retain key employees of ours and TBHC’s to the same extent that those companies have been able to attract or retain their own employees in the past.

The Merger, and uncertainty regarding the Merger, may cause customers, strategic partners and others to delay or defer decisions concerning us or TBHC and adversely affect each company’s ability to effectively manage its respective business.

The Merger will happen only if the stated conditions are met, including the approval by TBHC’s shareholders of the Merger Proposal and the receipt of required approvals, and consents among other conditions. Many of the conditions are beyond our control and TBHC’s control, and both parties also have certain rights to terminate the Merger Agreement under certain circumstances.

Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause customers, strategic partners or others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships with us, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have an adverse impact on our business, regardless of whether the Merger is ultimately completed.

In addition, the Merger Agreement restricts us and our subsidiaries from taking certain actions during the pendency of the Merger without the consent of TBHC. These restrictions may prevent us from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the Merger.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our business, including by diverting the attention of our management away from day-to-day business operations and toward the completion of the Merger. In addition, we have diverted significant management resources in an effort to complete the Merger and are subject to restrictions contained in the Merger Agreement on the conduct of our business. If the Merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

The consummation of the Merger is conditioned upon the satisfaction of certain financing covenants.

Pursuant to the Merger Agreement, at our election, either (i) we shall repay, on behalf of TBHC and its subsidiaries, on or before the effective time of the Merger (the “Effective Time”) all amounts necessary to discharge in full all of the obligations of TBHC and its subsidiaries arising under that certain Third Amended and Restated Credit Agreement, dated as of March 31, 2023, by and among the Kirkland’s Stores, Inc., as lead borrower, the other borrowers named therein, the guarantors named therein, and the Agent, or (ii) each of us and TBHC shall use commercially reasonable efforts to, on or prior to the Effective Time, enter into a fully executed and enforceable amendment to TBHC’s existing revolving credit facility. There can be no assurance that this covenant will be satisfied on the expected timeline, or at all, and failure to do so could delay the consummation of the Merger, increase costs, or otherwise adversely affect us and/or TBHC.

The Merger will involve substantial costs.

We and TBHC have incurred and expect to incur non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Merger. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by us or TBHC regardless of whether the Merger is completed.

The combined company will also incur restructuring and integration costs in connection with the Merger. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of TBHC’s business with our business. We expect that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, Merger-related and restructuring costs over time. However, any net benefit may not be achieved in the near term or at all. Many of these costs will be borne by us even if the Merger is not completed. While we have assumed that certain expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

Lawsuits may in the future be filed against us or TBHC, or against our or TBHC’s directors, challenging the Merger, and an adverse ruling in any such lawsuit may prevent the Merger from becoming effective or from becoming effective within the expected time frame.

Transactions like the proposed Merger are frequently subject to litigation or other legal proceedings, including actions alleging that our board of directors or the TBHC Board breached their respective fiduciary duties to their shareholders by entering into the Merger Agreement, by failing to obtain a greater value in the transaction for their shareholders or otherwise. Neither we nor TBHC can provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against us or TBHC, or against our board of directors or the TBHC Board, they will defend against it, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial position or that of the combined company, including through the possible diversion of either company’s resources or distraction of key personnel.

Furthermore, one of the conditions to the completion of the Merger is that no injunction by any court or other governmental entity of competent jurisdiction will be in effect that prevents, enjoins or makes illegal the consummation of the Merger. As such, if any of the plaintiffs are successful in obtaining an injunction preventing the consummation of the Merger, that injunction may prevent the Merger from becoming effective or from becoming effective within the expected time frame.

The consummation of the transactions contemplated under the Merger Agreement are not conditioned upon the receipt of an opinion of counsel to the effect that the Merger qualifies for the Intended Tax Treatment, and neither TBHC nor we intend to request a ruling from the IRS regarding the U.S. federal income tax consequences of the Merger.

The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code for U.S. federal income tax purposes. Assuming the Merger so qualifies, a holder of TBHC Common Stock generally will not recognize any gain or loss for U.S. federal income tax purposes upon the exchange of TBHC Common Stock for our common stock in the Merger, except possibly with respect to cash received by such holder in lieu of a fractional share of our common stock.

However, it is not a condition to TBHC’s obligation or our obligation to consummate the transactions contemplated by the Merger Agreement that the Merger qualify for the Intended Tax Treatment or that TBHC or we receive an opinion from counsel to that effect. There are many requirements that must be satisfied for the Merger to qualify as a reorganization, some of which are based upon factual determinations, and the reorganization treatment could be adversely affected by events or actions that occur or are taken after the Merger. Furthermore, neither TBHC nor we intend to request a ruling from the IRS regarding the U.S. federal income tax consequences of the Merger. Accordingly, no assurance can be given that the Merger will qualify for the Intended Tax Treatment or that the IRS will not challenge the conclusion that the Merger will qualify for the Intended Tax Treatment or that a court would not sustain such a challenge. If, contrary to expectations, the Merger does not qualify for the Intended Tax Treatment, holders of TBHC Common Stock could be subject to U.S. federal income tax upon the receipt of our common stock in the Merger.

Risks Related to the Combined Company

We and TBHC have each incurred significant losses in recent years, and we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of the combined company.

We and TBHC have each historically used significant amounts of cash in operating activities, and we expect for the combined company to continue to use significant amounts of cash to fund ongoing operations, capital requirements, and working capital needs for the foreseeable future. If we, TBHC, or the combined company do not achieve profitability as anticipated, we may be required to allocate additional financial resources, which could adversely affect liquidity, results of operations, or the ability to pursue other strategic initiatives. The incurrence of indebtedness for such purposes would result in increased payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt or secure such debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our liquidity, financial condition, or ability to conduct our business. We cannot be certain when or if our, TBHC’s, or the combined company’s operations will generate sufficient cash to fully fund ongoing operations or the growth of its business.

Combining our business with that of TBHC may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the Merger, which may adversely affect the combined company’s business results and negatively affect the value of the combined company’s common stock.

The success of the Merger will depend on, among other things, the ability of us and TBHC to combine our businesses in a manner that facilitates growth opportunities. We and TBHC have entered into the Merger Agreement because we believe that the Merger and the other transactions contemplated by the Merger Agreement are fair to and in the best interests of our respective shareholders and that combining our businesses will produce benefits.

However, we and TBHC must successfully combine our businesses in a manner that permits these benefits to be realized. In addition, the combined company must achieve the anticipated growth without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and any potential cost savings, if achieved, may be lower than what we and TBHC expect and may take longer to achieve than anticipated. If we and TBHC are not able to adequately address integration challenges, they may be unable to successfully integrate their operations or realize the anticipated benefits of the integration of the two companies.

The failure to successfully integrate our businesses and operations with TBHC in the expected time frame may adversely affect the combined company’s future results.

We and TBHC have operated and, until the completion of the Merger, will continue to operate independently. There can be no assurances that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees of either company, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating our operations in order to realize the anticipated benefits of the Merger so the combined company performs as expected:

•combining the companies’ operations and corporate functions;
•combining the businesses and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the Merger, the failure of which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;
•integrating the companies’ technologies and technologies licensed from third parties;
•integrating and unifying the offerings and services available to customers;
•identifying and eliminating redundant and underperforming functions and assets;
•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the combined company;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the companies’ administrative and information technology infrastructure;
•coordinating distribution and marketing efforts;
•managing the movement of certain positions to different locations;
•coordinating geographically dispersed organizations; and
•effecting actions that may be required in connection with obtaining regulatory or other governmental approvals and consents.

In addition, at times the attention of certain members of our and TBHC’s management and each company’s respective resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company’s ongoing business and the business of the combined company.

The combined company may not be able to retain customers, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with us or TBHC.

As a result of the Merger, the combined company may experience impacts on relationships with customers that may harm the combined company’s business and results of operations. Certain customers may no longer desire to do business with the combined company following the Merger. There can be no guarantee that customers will remain with or continue to have a relationship with the combined company following the Merger. If any customers stop doing business with the combined company, then the combined company’s business and results of operations may be harmed.

We and TBHC also have contracts with landlords, licensors and other business partners which may require us or TBHC, as applicable, to obtain consent from these other parties in connection with the Merger, or which may otherwise contain limitations applicable to such contracts following the Merger. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to the combined company’s business. In addition, third parties with whom we or TBHC currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the Merger. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Merger. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the Merger or by a termination of the Merger Agreement.

The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business and operations.

The combined company may be exposed to increased litigation from shareholders, customers, suppliers, distributors, consumers and other third parties due to the combination of our and TBHC’s businesses following the Merger. Such litigation may have an adverse impact on the combined company’s business and results of operations or may cause disruptions to the combined company’s operations.

Declaration, payment and amounts of dividends, if any, distributed to shareholders of the combined company will be uncertain.

We have not historically paid cash dividends on our common stock. TBHC has not declared or paid cash dividends on the TBHC Common Stock since its 2015 fiscal year. Whether any dividends are declared or paid to shareholders of the combined company, and the amounts of any such dividends that are declared or paid, are uncertain and depend on a number of factors. Our board of directors will have the discretion to determine the dividend policy of the combined company, including the amount and timing of dividends, if any, that the combined company may declare from time to time, which may be impacted by any of the following factors:

•the combined company may not have enough cash to pay such dividends or to repurchase shares due to its cash requirements, capital spending plans, cash flow or financial position;
•decisions on whether, when and in what amounts to make any future distributions will remain at all times entirely at the discretion of our board of directors, which could change its dividend practices at any time and for any reason;
•the amount of dividends that the combined company may distribute to its stockholders is subject to restrictions under Delaware law; and
•certain limitations on the amount of dividends subsidiaries of the combined company can distribute to the combined company, as imposed by state law, regulators or agreements.

Shareholders should be aware that they have no contractual or other legal right to dividends that have not been declared.

Due to the Merger, we may be required to recognize impairment charges for goodwill and other intangible assets.

Upon and subject to closing the Merger, we anticipate that we will have a significant amount of goodwill and other intangible assets on our consolidated balance sheet. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations, such as the Merger. If the carrying amount exceeds fair value, an impairment loss is recognized. Goodwill is tested for impairment at least annually, or when we deem that a triggering event has occurred. Significant negative industry or economic trends, disruptions to our business, the impact of acquired businesses (including an inability to effectively integrate acquired businesses), unexpected significant changes, planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. If the Merger is consummated, we may recognize impairment charges for goodwill and other intangible assets. Any charges relating to such impairments could materially and adversely affect our results of operations in the periods recognized, which could result in an adverse effect on the market price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy

Our company recognizes the critical importance of cybersecurity in our digital operations and has established a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. This program, guided by industry frameworks like the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF") and overseen by relevant leadership teams, integrates certain security tools and practices into our broader enterprise risk management system. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use NIST CSF and similar frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity risk management program forms an integral part of our organization's risk management structure, sharing the same governance, reporting, and assessment practices as other key risk domains, actively involving our Executive team and Board of Directors (the "Board") in its oversight.

Despite our efforts and resource allocation, we acknowledge the challenges posed by the evolving nature of cyber threats and the limitations in fully mitigating these risks. While we are aware of known cybersecurity threats and regularly assess related risks, we have not experienced any cybersecurity incidents, nor determined that such risks have materially affected our operational results and strategic or financial condition. Nevertheless, given the unpredictable nature of cyber threats, we cannot assure that potential future impacts will not have a material impact. See Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K.

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
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes, including activities such as vulnerability assessments, penetration testing, and incident response exercises;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

Cybersecurity Governance

Our Board considers the organization's preparedness for cyber threats as part of its risk oversight function. This involves working to understand our cybersecurity risk profile and reviewing our cybersecurity risk management program. The Board strives to engage in active participation in continuous cybersecurity strategy improvement.

The Audit Committee, designated by the Board as the responsible body for risk management and compliance oversight, endeavors to ensure information flow of risk by regularly reporting its activities to the Board, including those related to cybersecurity. Our cybersecurity program is led by our Chief Information Security Officer (CISO), who has over 20 years of experience in the cybersecurity field, and who is primarily responsible for assessing and managing material risks from cybersecurity threats. Their expertise is supported by industry certifications, regular participation in leading advanced training programs, and advisement roles. The CISO leads a dedicated team of security professionals who provide coverage of critical program capabilities. Our CISO and larger cybersecurity risk management team take steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Our CISO provides regular reports to the Audit Committee, senior management, and relevant stakeholders, for the purpose of keeping them informed on evolving cyber threats, ongoing assessments, and any significant findings. This collaborative approach is intended to support informed decision-making, and timely response to potential risks, safeguarding our critical assets and valuable information.

ITEM 2.    PROPERTIES
We lease various properties in the United States and internationally. We use our properties for corporate office space and a data center. As of December 31, 2025, we operated the following facilities (square feet in thousands):

	United States	International	Total
Leased facilities	42	13	55

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information

The principal U.S. trading market for our common stock is the New York Stock Exchange. Our common stock is traded under the symbol "BBBY." Our common stock previously traded under the symbol "BYON".

Holders

As of February 20, 2026, there were 376 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of the beneficial owners.

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

Recent sales of unregistered securities

None.

Issuer purchases of equity securities

See Note 16—Stockholders' Equity in the "Notes to Consolidated Financial Statements" included in Item 8 of Part II, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for information regarding our authorized share repurchase program. There were no repurchases made during the three months ended December 31, 2025. The Repurchase Program expired in December 2025.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
The following graph shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total returns of the NYSE Composite TR, the S&P 500 Index, the Russell 2000 Index, and the S&P Retail Select Index. We have elected to replace the S&P 500 Index with the Russell 2000 Index because we believe the new broad equity market index provides a better comparison of returns with public companies of similar size and market capitalization. For the current year only, comparisons of the Company's returns to both the S&P 500 Index and the Russell 2000 Index are included in the graph. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2025. Data for the NYSE Composite TR, the S&P 500 Index, the Russell 2000 Index and the S&P Retail Select Index assume reinvestment of dividends. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns. They do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of the Company's common stock.

250
200
150
100
50
0
Index Value
01/01/21
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period
Bed Bath & Beyond, Inc
S&P 500 Index
S&P Retail Select Index
NYSE Composite TR
Russell 2000 Index

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026.
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.
Index Data: Copyright Russell Investments. Used with permission. All rights reserved.

ITEM 6.
[Reserved.]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under "Special Cautionary Note Regarding Forward-Looking Statements" or in Item 1A under the heading "Risk Factors" or included elsewhere in this Annual Report on Form 10-K. In addition, our future results may be significantly different from our historical results.

Overview

We are an e-commerce-focused retailer with an affinity model that owns or has ownership interests in various brands, offering a comprehensive array of products and services that enable its customers to enhance everyday life through quality, style, and value. In addition, we also offer an increasing number of add-on services across our platforms, including warranties, shipping insurance, and installation services. Our customer engagement and retention are bolstered by our welcome rewards+ membership program, enhancing the overall value proposition for our customers. We currently own Bed Bath & Beyond, Overstock, and buybuy BABY, among other brands. As used herein, "Bed Bath & Beyond," "the Company," "we," "our" and similar terms include Bed Bath & Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

Through our Bed Bath & Beyond brand, we provide an extensive array of home-related products tailored specifically for our target customers - consumers who seek comprehensive support throughout their shopping journey, aspiring to discover quality, stylish products at competitive prices that align with their budget requirements. We regularly refresh our product assortment to reflect the evolving preferences of our customers and aim to stay aligned with current trends. The mission of this brand is to achieve category-leading ownership of four distinct rooms of the home: the bedroom, the bathroom, the kitchen, and the patio, and our goal is for our assortment to include not only core legacy categories like bedding and kitchenware, but also adjacent categories like bedroom and outdoor furniture and rugs. Furniture across all rooms continues to play a critical role in our strategy. Leveraging an asset-light supply chain, direct shipping is offered to customers from both our suppliers and third-party logistics providers.

Bed Bath & Beyond's strategic priorities include curating stylish, high-quality assortments to make product selection intuitive and affordable, in addition to enhancing offerings with trusted aspirational brands. We transform the customer experience by building trust, creating life-stage experiences, and consistently delivering inspiration, quality, and value.

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

Merger Agreement

On November 24, 2025, we entered in an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, Knight Merger Sub II, Inc., a wholly owned subsidiary of the Company, and TBHC, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into TBHC (the "Merger"), with TBHC surviving such Merger as a wholly owned subsidiary of the Company.

Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, no par value, of TBHC (the “TBHC Common Stock”) issued and outstanding immediately prior to the Effective Time (other than treasury shares and any shares of TBHC Common Stock held directly by the Company or Merger Sub) will be converted into the right to receive 0.1993 shares (the “Exchange Ratio”) of a fully paid and non-assessable share of common stock, par value $0.0001 per share, of the Company (the “Company Common Stock”) and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding.

At the Effective Time, (i) each award of TBHC restricted share units (“TBHC RSU”) that is outstanding as of immediately prior to the Effective Time will automatically fully vest and be converted into the right to receive, without interest and subject to applicable withholding taxes, (A) a number of shares of Company Common Stock equal to the number of shares of TBHC subject to the TBHC RSU multiplied by the Exchange Ratio and (B) if applicable, cash in lieu of fractional shares, and (ii) each option to purchase TBHC Common Stock (“TBHC Option”) that is outstanding as of immediately prior to the Effective Time will be automatically converted into the right to receive, without interest and subject to applicable withholding taxes, (A) a number of shares of Company Common Stock equal to the Net Option Share Amount (as defined in the Merger Agreement) applicable to the TBHC Option multiplied by the Exchange Ratio and (B) if applicable, cash in lieu of fractional shares.

For additional information on the proposed merger, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 25—Subsequent Events.

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

Our cash and cash equivalents balance increased from $159.2 million as of December 31, 2024 to $175.3 million as of December 31, 2025, an increase of $16.1 million, primarily as the result of $137.3 million in net proceeds from the sales of our common stock pursuant to our "at-the-market" public offering, net of offering costs and $6.3 million in proceeds received from the sale of intangible assets; offset by net cash outflows from operating activities of $56.7 million, cash outflows from investing activities including the disbursement of notes receivable to TBHC of $15.2 million, The Container Store of $6.5 million, and GrainChain of $3.0 million, purchases of intangible assets of $15.4 million, purchases of equity securities in TBHC of $8.0 million, and expenditures for property and equipment of $7.4 million. The increase was further offset by cash outflows from financing activities including payments on short-term debt of $9.5 million and repurchases of our common stock under the stock repurchase program of $6.2 million.

Revenue for the year ended December 31, 2025, was $1,044.6 million, compared to $1,395.0 million for the year ended December 31, 2024, representing a decrease of $350.3 million or 25%. The decrease was primarily due to a 30% decrease in the number of orders delivered, which contributed $439.6 million of the revenue decline, partially offset by an 8% or $14.22 increase in average order value, which resulted in a revenue increase of approximately $89.3 million. The decrease in orders delivered was driven by a decline in website visits influenced in part by a reduction in overall sales and marketing spend as we focus on improving more efficient traffic channels and refine our assortment as well as a shift in consumer spending preferences and macroeconomic factors impacting consumer sentiment and the home furnishings industry. The increase in average order value was largely driven by orders mixing into categories with higher average unit retail price.

Gross profit for the year ended December 31, 2025, was $257.5 million, or 24.7% of revenue, compared to $290.2 million, or 20.8%, for the year ended December 31, 2024. This represents a decrease of $32.6 million or 11%. The decrease was primarily attributable to lower revenue, which reduced gross profit by approximately $79.6 million, partially offset by an improved gross margin that contributed an increase of approximately $47.0 million. Gross margin increased by 390 basis points year-over-year, primarily due to approximately 150 basis points of lower carrier costs, 110 basis points of lower loyalty participation prior to new program launch, 100 basis points of lower return costs, and 10 basis points of favorable merchandise actions.

Sales and marketing expenses were $143.4 million, or 13.7% of revenue for the year ended December 31, 2025, compared to $238.6 million, or 17.1% of revenue, for the year ended December 31, 2024. This represents a decrease of $95.2 million, or 40%. The decrease was primarily driven by decreased performance marketing expenses of $78.4 million and a $12.7 million reduction in brand advertising.

Technology expenses decreased by $24.3 million for the year ended December 31, 2025, compared to the prior period. The decrease was primarily due to a reduction in staff-related expenses of $19.0 million and a $3.2 million reduction in third-party expenses primarily driven by our technology transformation efforts, including the adoption of evolving technological advancements such as artificial intelligence.

General and administrative expenses decreased by $20.8 million for the year ended December 31, 2025, compared to the prior period. The decrease was primarily due to a $15.7 million reduction in staff-related expenses and a $2.8 million reduction in third-party expenses driven by our organizational restructuring and cost savings initiatives.

Customer service and merchant fees decreased by $16.3 million for the year ended December 31, 2025, compared to the prior period. The decrease was primarily driven by a $6.5 million decrease in customer service expenses and a $9.8 million decrease in credit card costs, primarily due to decreased order volume.

Other operating income, net decreased by $1.1 million for the year ended December 31, 2025, compared to the prior period. The decrease was primarily attributable to a $10.3 million gain from the 2024 sale of Wamsutta trademark, a $3.4 million loss from the 2024 sale of our corporate headquarters, and a $5.0 million gain from the sales of Canada and the United Kingdom Bed Bath & Beyond trademarks in 2025.

Key Operating Metrics

We review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial forecasts and make strategic decisions. We believe these operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with U.S. GAAP. You should read the key operating and financial metrics in conjunction with the following discussion of our results of operations and together with out consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2025	2024
Active customers (1)	3,962	5,415
LTM net revenue per active customer (2)	$264	$258
Orders delivered (3)	5,154	7,402
Average order value (4)	$203	$188
Orders per active customer (5)	1.30	1.37
 ___________________________________________
(1)    Active customers represent the total number of unique customers who have made at least one purchase during the prior twelve-month period. This metric captures both the inflow of new customers and the outflow of existing customers who have not made a purchase during the prior twelve-month period. We view active customers as a key indicator of our growth.
(2)    Last twelve months (LTM) net revenue per active customer represents total net revenue in a twelve-month period divided by the total number of active customers for the same twelve-month period. We view LTM net revenue per active customer as a key indicator of our customers' purchasing patterns, including their initial and repeat purchase behavior.
(3)    Orders delivered represents the total number of orders delivered in any given period, including orders that may eventually be returned. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and in those circumstances, we estimate delivery dates based on historical data. We view orders delivered as a key indicator of our growth.
(4)    Average order value is defined as total net revenue in any given period divided by the total number of orders delivered in that period. We view average order value as a key indicator of the mix of products on our sites, the mix of offers and promotions and the purchasing behavior of our customers.
(5)    Orders per active customer is defined as orders delivered in a twelve-month period divided by active customers for the same twelve-month period. We view orders per active customer as a key indicator of our customers' purchasing patterns, including their initial and repeat purchase behavior.

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends and geopolitical events, including, without limitation, ongoing global conflicts, trade barriers including tariffs, financial and stock market volatility, higher interest rates, inflation, and their impacts. These events have and may continue to negatively impact consumer confidence and consumer spending, which have and may continue to adversely affect our business and our results of operations. Many of our suppliers source from other countries and may be negatively affected by increased tariffs or other import/export controls by the United States and foreign governments, as well as uncertainty in the market as it responds to global macroeconomic factors. Due to the uncertain and constantly evolving nature and volatility of these trends and events, we cannot currently predict their long-term impact on our operations and financial results. As of December 31, 2025, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Liquidity and Capital Resources

Overview

We believe that our cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity considering the most recent developments driven by macroeconomic conditions, such as supply chain challenges, inflation, higher interest rates, tariffs, bans, or other measures or events that increase the effective price of products, and other geopolitical events. We proactively seek opportunities to improve the efficiency of our operations and have in the past and may in the future take steps to realize internal cost savings, including aligning our staffing needs, creating a more variable cost structure to better support our current and expected future levels of operations and process streamlining.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents, and accounts receivable, net. At December 31, 2025, we had cash and cash equivalents of $175.3 million and accounts receivable, net of allowance for credit losses of $20.8 million.

Cash flow information is as follows (in thousands):

	Year ended December 31,
	2025	2024
Cash provided by (used in):
Operating activities	$(56,701)	$(174,304)
Investing activities	(49,227)	24,926
Financing activities	122,054	32,722

On June 10, 2024, we entered into a Capital on DemandTM Sales Agreement (the "Sales Agreement") with JonesTrading Institutional Services LLC ("JonesTrading"), under which we from time to time conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading, acting as our agent, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. As of December 31, 2025, we had $16.0 million remaining available under our "at the market" sales program. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. Under the agreement, we will pay JonesTrading up to a 2% sales commission on all sales. For the year ended December 31, 2025, we sold 16,293,806 shares of our common stock pursuant to the Sales Agreement and have recognized $137.3 million in proceeds, net of $2.8 million of offering costs, including commissions paid to JonesTrading. For the year ended December 31, 2024, we sold 7,002,375 shares of our common stock pursuant to the Sales Agreement and recognized $43.0 million in proceeds, net of $879,000 of offering costs, including commissions paid to JonesTrading.

On March 17, 2025, we entered into an Intellectual Property Asset Purchase Agreement with Lyons Trading Company, the operator of Proozy.com, to sell its rights in the Zulily brand for a total sales price of $5.0 million while retaining a 25% ownership stake in the brand in the form of a newly created entity ("Zulily Newco"). In connection with this transaction, we received $1.25 million upfront and will receive the remaining $3.75 million in quarterly installments commencing on April 30, 2026, over the course of five years.

On September 22, 2025, we declared a distribution (the “Warrant Distribution”) to the holders of record of our common stock, in the form of warrants to purchase shares of common stock (the “Warrants”). The Warrants were issued on the terms and conditions described in the Warrant Agreement (as defined below) and were distributed on October 7, 2025, to the holders of record of our common stock as of the close of business on October 2, 2025 (the “Record Date”). Pursuant to the terms of the Warrant Agreement, dated as of October 7, 2025, between us, Computershare, Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., as Warrant Agent (the “Warrant Agreement”), each holder of record of our common stock as of the Record Date will receive one Warrant for every ten shares of our common stock (rounded down to the nearest whole number for any fractional Warrant). Each Warrant will entitle the holder to purchase, at the holder’s sole and exclusive election commencing on the date the registration statement on Form S-3 (File No. 333-290763), filed with the SEC on October 8, 2025, became effective, at a cash exercise price of $15.50 per Warrant (the “Exercise Price”), one share of our common stock. Payment for shares of our common stock upon exercise of Warrants must be in cash.

On May 7, 2025, we entered into an Amended and Restated Term Loan Credit Agreement (the "Amended and Restated Credit Agreement"), which amended and restated the secured Term Loan Credit Agreement ("Existing Credit Agreement") entered on October 21, 2024 and pursuant to which we provided The Brand House Collective, Inc. (formerly known as Kirkland's Inc.) ("TBHC") with an additional term loan in an approximate aggregate original principal amount of $5.2 million (the "Additional Term Loan") and obligations arising under the Existing Credit Agreement in the aggregate amount of $8.5 million were rolled into the Amended and Restated Credit Agreement as obligations thereunder (collectively, the "Notes"). On September 15, 2025, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (such amendment, the "Credit Agreement Amendment" and the Existing Credit Agreement as amended by the Credit Agreement Amendment, the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, new delayed-draw term loan commitments in an aggregate original principal amount of $20.0 million (the "Delayed Draw Term Loan Commitments") were established. On November 24, 2025, the Company entered into Amendment No. 2 to the Amended and Restated Credit Agreement (the "Second Amendment") pursuant to which the Company agreed to increase the Delayed Draw Term Loan Commitments by $10.0 million, to an aggregate principal amount of $30.0 million. Concurrently with the Second Amendment, and as of December 31, 2025, $10.0 million has been drawn under the Delayed Draw Term Loan Commitments (the "Delayed Draw Note"). The Amended Credit Agreement provides us the right to convert the outstanding loans (including loans extended in satisfaction of the Delayed Draw Term Loan Commitments) owing under the Amended and Restated Credit Agreement into shares of TBHC’s common stock at a price equal to the closing price on the Nasdaq Stock Market LLC ("Nasdaq") on the day prior to the date on which a conversion election is made, up to a number of shares equal to 19.90% of the outstanding shares of TBHC’s common stock on the date the Amended Credit Agreement was entered into, and up to a greater number of shares subject to Nasdaq shareholder approval rules. We are currently restricted from holding greater than 75% of outstanding TBHC’s issued shares for so long as any obligations remain outstanding under TBHC’s credit agreement with its senior lender, Bank of America, N.A. On November 24, 2025, we entered in a Merger Agreement with TBHC pursuant to which, subject to the terms and conditions set forth therein, TBHC will survive the Merger as a wholly owned subsidiary of the Company.

On June 30, 2025, we entered into a Trademark and Domain Name Agreement with a large, well-established Canadian retailer to sell certain intellectual property related to the Bed Bath & Beyond trademarks in Canada and the United Kingdom, which was acquired as part of our purchase of the Bed Bath & Beyond brand in June 2023, for a total sales price of $5.0 million, and revenue share payments to be paid to us in perpetuity.

On November 25, 2025, we purchased, via a participation agreement for par/near par trades, a portion of the loans issued by The Container Store, Inc. pursuant to the Term Loan Credit Agreement, dated as of January 28, 2025, as amended on September 15, 2025 (as amended, the "TCS Credit Agreement"). The aggregate purchase price for our participation in certain loans issued pursuant to the TCS Credit Agreement was $6.5 million. As a result of these transactions, we will participate in the rights to the payment of interest and repayment of the loans and any exercise of rights or remedies related thereto.

Future liquidity commitments

On January 9, 2026, we purchased, via an amended participation agreement for par/near par trades, an additional portion of the loans issued by The Container Store, Inc. pursuant to the TCS Credit Agreement. The aggregate purchase price for our additional participation in certain loans issued pursuant to the TCS Credit Agreement was $2.2 million. As a result of these transactions, we will participate in the rights to the payment of interest and repayment of the loans and any exercise of rights or remedies related thereto.

In the first quarter of 2026, TBHC drew an additional $15.0 million under the Delayed Draw Term Loan Commitments. There is approximately $5.0 million remaining under the Delayed Draw Term Loan Commitments.

Following the completion of the merger, we expect to fund the ongoing operations, capital requirements, and working capital needs of TBHC through existing cash balances, cash flows from operations, and available credit facilities.

Operating activities

Cash received from customers generally corresponds to our net revenue as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. Our payment terms with our partners generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $56.7 million of net cash used by operating activities during the year ended December 31, 2025 was primarily due to loss from operating activities of $84.6 million, net of the impact from non-cash items such as depreciation and amortization, non-cash operating lease costs, stock-based compensation, gain on sale of intangible assets, and loss from equity method securities of $50.9 million and cash used by changes in operating assets and liabilities of $23.0 million.

The $174.3 million of net cash used by operating activities during the year ended December 31, 2024 was primarily due to loss from operating activities of $258.8 million, net of the impact from non-cash items such as depreciation and amortization, non-cash operating lease costs, stock-based compensation, gain on sale of intangible assets, and loss from equity method securities of $115.3 million, offset by cash provided by changes in operating assets and liabilities of $30.8 million.

Investing activities

The $49.2 million of net cash used by investing activities during the year ended December 31, 2025 was primarily due to disbursement for notes receivable to TBHC of $15.2 million, The Container Store of $6.5 million, and GrainChain of $3.0 million, purchases of intangible assets of $15.4 million, purchases of equity securities in TBHC of $8.0 million, and expenditures for property and equipment of $7.4 million, offset by proceeds received from the sale of intangible assets of $6.3 million.

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

Financing activities

The $122.1 million of net cash provided by financing activities during the year ended December 31, 2025 was primarily due to net proceeds from the sales of our common stock pursuant to our "at the market" public offering, net of offering costs of $137.3 million, offset by payments on short-term debt of $9.5 million and repurchases of our common stock under the stock repurchase program of $6.2 million.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2025 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$8,163	$1,285	$2,249	$2,172	$2,457
 ___________________________________________
(1)    Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 12—Leases contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of December 31, 2025, and 2024, tax contingencies were $3.5 million and $3.7 million, respectively, which are included in our reconciliation of unrecognized tax benefits (see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 22—Income Taxes contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K). Changes in federal, foreign, state, and local tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Borrowings

In October 2024, we entered into a Loan and Security Agreement (the "Loan Agreement") with BMO Bank N.A. (in such capacity, "BMO"), pursuant to which BMO agreed to lend us up to $25.0 million on a one-year revolving line of credit to aid us in securing strategic ventures. In connection with the Loan Agreement, BMO issued a revolving line of credit promissory note (the "Revolving Note") and granted a lien on the cash collateral account specified in the Loan Agreement (the "Cash Collateral Account"). The revolving line of credit bears interest on the unpaid principal balance at an annual rate equal to the Secured Overnight Financing Rate, or SOFR rate, for a one-month interest period plus 1.00%, established by the Federal Reserve Bank of New York. We are obligated to pay certain commitment fees on undrawn amounts under the Loan Agreement in amounts specified in the Loan Agreement. The Loan Agreement and Revolving Note was originally scheduled to terminate on October 18, 2025 and loans thereunder may be borrowed, repaid, and reborrowed up to such date. In September 2025, we and BMO extended the term of the Loan Agreement and Revolving Note for an additional year, and it will now terminate in October 2026.

Results of Operations

Our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 25, 2025, includes a discussion and analysis of our year-over-year changes, financial condition, and results of operations for the years ended December 31, 2024 and 2023 in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Net revenue, costs of goods sold, gross profit and gross margin

The following table summarizes our net revenue, costs of goods sold, gross profit and gross margin for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Net revenue	$1,044,616	$1,394,964
Cost of goods sold
Product costs and other cost of goods sold	787,094	1,104,800
Gross profit	$257,522	$290,164
Year-over-year percentage change
Net revenue	(25.1)%
Gross profit	(11.2)%
Percent of net revenue
Cost of goods sold
Product costs and other cost of goods sold	75.3%	79.2%
Gross margin	24.7%	20.8%

Revenue for the year ended December 31, 2025, was $1,044.6 million, compared to $1,395.0 million for the year ended December 31, 2024, representing a decrease of $350.3 million or 25%. The decrease was primarily due to a 30% decrease in the number of orders delivered, which contributed $439.6 million of the revenue decline, partially offset by an 8% or $14.22 increase in average order value, which resulted in a revenue increase of approximately $89.3 million. The decrease in orders delivered was driven by a decline in website visits influenced in part by a reduction in overall sales and marketing spend as we focus on improving more efficient traffic channels and refine our assortment as well as a shift in consumer spending preferences and macroeconomic factors impacting consumer sentiment and the home furnishings industry. The increase in average order value was largely driven by orders mixing into categories with higher average unit retail price.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before taxes (in thousands):

	Year Ended December 31, 2025
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(3,629)	$(594)
1	$(2,354)	$(385)
As reported	As reported	As reported
(1)	$5,614	$919
(2)	$8,590	$1,406

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

Gross margins for the past eight quarterly periods and years ending December 31, 2025 and 2024 were:

	Q1	Q2	Q3	Q4	FY
2025	25.1%	23.7%	25.3%	24.6%	24.7%
2024	19.5%	20.1%	21.2%	23.0%	20.8%

Gross profit for the year ended December 31, 2025, was $257.5 million, or 24.7% of revenue, compared to $290.2 million, or 20.8%, for the year ended December 31, 2024. This represents a decrease of $32.6 million or 11%. The decrease was primarily attributable to lower revenue, which reduced gross profit by approximately $79.6 million, partially offset by an improved gross margin that contributed an increase of approximately $47.0 million. Gross margin increased by 390 basis points year-over-year, primarily due to approximately 150 basis points of lower carrier costs, 110 basis points of lower loyalty participation prior to new program launch, 100 basis points of lower return costs, and 10 basis points of favorable merchandise actions.

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

The following table summarizes our sales and marketing expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Sales and marketing expenses	$143,356	$238,564
Advertising expense included in sales and marketing expenses	136,973	228,083
Year-over-year percentage change
Sales and marketing expenses	(39.9)%
Advertising expense included in sales and marketing expenses	(39.9)%
Percentage of net revenue
Sales and marketing expenses	13.7%	17.1%
Advertising expense included in sales and marketing expenses	13.1%	16.4%

Sales and marketing expenses were $143.4 million, or 13.7% of revenue for the year ended December 31, 2025, compared to $238.6 million, or 17.1% of revenue, for the year ended December 31, 2024. This represents a decrease of $95.2 million, or 40%. The decrease was primarily driven by decreased performance marketing expenses of $78.4 million and a $12.7 million reduction in brand advertising.

Technology expenses

We seek to deploy our capital resources efficiently in technology to support operations including private and public cloud, web services, customer support solutions, and product search, and in technology to enhance the customer experience, including machine learning algorithms, improving our process efficiency, modernizing and expanding our systems, and supporting and expanding our logistics infrastructure, and supporting evolving technological advancements such as artificial intelligence. We expect to continue to incur technology expenses to support these efforts and these expenditures may continue to be material.

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

The following table summarizes our technology expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Technology expenses	$90,276	$114,584
Year-over-year percentage change
Technology expenses	(21.2)%
Technology expenses as a percent of net revenue	8.6%	8.2%

Technology expenses decreased by $24.3 million for the year ended December 31, 2025, compared to the prior period. The decrease was primarily due to a reduction in staff-related expenses of $19.0 million and a $3.2 million reduction in third-party expenses primarily driven by our technology transformation efforts, including the adoption of evolving technological advancements such as artificial intelligence.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
General and administrative expenses	$53,569	$74,399
Year-over-year percentage change
General and administrative expenses	(28.0)%
General and administrative expenses as a percent of net revenue	5.1%	5.3%

General and administrative expenses decreased by $20.8 million for the year ended December 31, 2025, compared to the prior period. The decrease was primarily due to a $15.7 million reduction in staff-related expenses and a $2.8 million reduction in third-party expenses driven by our organizational restructuring and cost savings initiatives.

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

The following table summarizes our customer service and merchant fees for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Customer service and merchant fees	$37,324	$53,586
Year-over-year percentage change
Customer service and merchant fees	(30.3)%
Customer service and merchant fees as a percent of net revenue	3.6%	3.8%

Customer service and merchant fees decreased by $16.3 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily driven by a $6.5 million decrease in customer service expenses and a $9.8 million decrease in credit card costs, primarily due to decreased order volume.

Other operating expense (income), net

The following table summarizes our other operating expense (income), net (in thousands):

	Year ended December 31,
	2025	2024
Other operating expense (income), net	$(5,790)	$(6,882)
Year-over-year percentage change
Other operating expense (income), net	(15.9)%
Other operating expense (income), net as a percent of net revenue	(0.6)%	(0.5)%

Other operating income, net decreased by $1.1 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily attributable to a $10.3 million gain from the 2024 sale of Wamsutta trademark, a $3.4 million loss from the 2024 sale of our corporate headquarters, and a $5.0 million gain from the sales of Canada and the United Kingdom Bed Bath & Beyond trademarks in 2025.

Non-operating income (expense)

Other expense, net

The $53.2 million favorable change in other expense, net for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to a $49.1 million decrease in loss recognized from our equity method securities and a $3.9 million favorable change in fair value on our debt securities carried at fair value.

Income taxes

Our effective tax rate for the years ended December 31, 2025 and 2024 was (0.98)% and (0.27)%, respectively. Our effective tax rate is affected by recurring items such as research tax credits and non-recurring items such as changes in valuation allowances. In addition, relative changes in expenses or losses for which tax benefits are limited or not recognized, fluctuations in our stock price, changes in laws, regulations, and administrative practices can impact our rate. Our effective tax rate is also affected to a lesser extent by tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. Our effective tax rate differs from the statutory federal income tax rate of 21% primarily due to the impacts of the valuation allowance against our deferred tax assets, net of deferred tax liabilities.

As we repatriate foreign earnings for use in the United States, the distributions will generally be exempt from federal and foreign income taxes but may be subject to certain state taxes. As of December 31, 2025, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, "Financial Statements and Supplementary Data"—Note 2—Accounting Policies and Supplemental Disclosures. We believe that our estimates, assumptions, and judgments are reasonable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ significantly from these estimates. We note that we have not identified any critical accounting estimates in the current year. Our critical accounting policies are as follows:

•primary beneficiary determination in investments in unconsolidated entities

Primary beneficiary determination in investments in unconsolidated entities

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation. The Company reports investments in unconsolidated entities who we can exercise significant influence, but not control under the equity method of accounting.

We evaluated our equity method investment in The Brand House Collective and determined it met the definition of a Variable Interest Entity ("VIE"); however, it is not consolidated because we are not the primary beneficiary of the VIE as we lack the power to direct the activities that most significantly impact The Brand House Collective's economic performance. Due to the judgment required for determining whether we are the primary beneficiary of the VIE or not, which includes our assessment of our ability and power to direct the activities that most significantly impact The Brand House Collective's economic performance, any changes to our assessment could materially affect the presentation and accounting for our equity method investment in The Brand House Collective on the Company's consolidated financial statements.

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

The Delayed Draw Term Loan Commitments require the Company to originate a loan at a floating interest rate plus an agreed margin upon request from the borrower, so as long as the conditions specified in the Amended Credit Agreement with respect to the origination of such loan are satisfied. The outstanding Delayed Draw Term Loan Commitments expose the Company to the risk that the price of the loans arising from the exercise of the instrument might change from the inception to funding of the loan due to changes in loan interest rate margins; however, we do expect that any changes in prevailing interest rates will have a material impact on our results of operations.

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

Investment Risk

The fair values of our equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At December 31, 2025, our recorded value in equity securities of private and public companies was $66.6 million, compared to $78.2 million at December 31, 2024, of which $9.8 million relates to publicly-traded companies, compared to $0.0 million at December 31, 2024, recorded at fair value, which are subject to market price volatility. At December 31, 2025, $24.0 million of our debt securities are recorded at fair value using Level 2 inputs, which are subject to credit risk and $17.1 million of our equity securities and $18.4 million of our debt securities are recorded at fair value using Level 3 inputs. Our fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable. For our equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Bed Bath & Beyond, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Primary beneficiary determination for The Brand House Collective investment
As discussed in Notes 2 and 8 to the consolidated financial statements, certain of the Company's equity method investments meet the definition of Variable Interest Entities (VIEs); however, they are not consolidated because the Company lacks the power to direct the activities that most significantly impact their economic performance. During the year ended December 31, 2025, the Company funded an investment and convertible promissory note in The Brand House Collective in exchange for The Brand House Collective's common stock. As of December 31, 2025, the Company held a 40% share of The Brand House Collective. The carrying amount of the Company's equity method securities was $66.6 million at December 31, 2025, of which the aggregate fair value of the equity securities in The Brand House Collective was $9.8 million.
We identified the assessment of whether The Brand House Collective should be consolidated into the Company’s financial statements as a critical audit matter. Evaluating the Company’s determination of the primary beneficiary of the VIE involved challenging auditor judgement and specialized skills and knowledge to assess whether the Company has the power to direct the activities that most significantly impact The Brand House Collective’s economic performance.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s consolidation analysis for The Brand House Collective, including controls over the analysis of the Company’s consolidation considerations and the conclusion on whether the Company is the primary beneficiary. We assessed whether the Company is the primary beneficiary of The Brand House Collective by inspecting relevant legal documents related to The Brand House Collective to understand and evaluate the decision-making rights of each party involved to assess which party has the power to direct the activities that most significantly impact the economic performance of The Brand House Collective. We involved professionals with specialized skills and knowledge to assist with our assessment of the Company’s accounting analysis.

/s/ KPMG LLP
We have served as the Company's auditor since 2009.

Salt Lake City, Utah
February 24, 2026

Bed Bath & Beyond, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$175,295	$159,169
Restricted cash	26,924	26,924
Accounts receivable, net of allowance for credit losses of $3,377 and $2,236	20,829	15,847
Inventories	5,162	11,546
Prepaids and other current assets	11,905	14,021
Total current assets	240,115	227,507
Property and equipment, net	13,712	23,544
Intangible assets, net	45,140	30,246
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $26,903 and $21,640	66,641	78,186
Operating lease right-of-use assets	5,156	6,858
Other long-term assets, net, including securities measured at fair value of $42,394 and $25,799	48,554	29,453
Total assets	$425,478	$401,954
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$89,992	$81,939
Accrued liabilities	51,297	73,614
Unearned revenue	34,429	43,095
Operating lease liabilities, current	928	1,342
Short-term debt, net	15,500	24,871
Total current liabilities	192,146	224,861
Operating lease liabilities, non-current	5,643	6,452
Other long-term liabilities, including commitments measured at fair value of $2,766 and $0	9,745	7,909
Total liabilities	207,534	239,222
Commitments and Contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	—	—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 76,358 and 59,560
Outstanding shares - 68,863 and 53,069	8	5
Additional paid-in capital	1,239,338	1,072,869
Accumulated deficit	(842,711)	(740,466)
Accumulated other comprehensive loss	(2,574)	—
Treasury stock at cost - 7,495 and 6,491	(176,478)	(169,676)
Equity attributable to stockholders of Bed Bath & Beyond, Inc.	217,583	162,732
Equity attributable to noncontrolling interests	361	—
Total stockholders' equity	217,944	162,732
Total liabilities and stockholders' equity	$425,478	$401,954

See accompanying notes to consolidated financial statements.

Bed Bath & Beyond, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net revenue	$1,044,616	$1,394,964	$1,561,122
Cost of goods sold	787,094	1,104,800	1,195,093
Gross profit	257,522	290,164	366,029
Operating expenses:
Sales and marketing	143,356	238,564	224,547
Technology	90,276	114,584	117,154
General and administrative	53,569	74,399	90,410
Customer service and merchant fees	37,324	53,586	52,023
Other operating expense (income), net	(5,790)	(6,882)	25,875
Total operating expenses	318,735	474,251	510,009
Operating loss	(61,213)	(184,087)	(143,980)
Interest income, net	5,052	6,765	12,007
Other expense, net	(27,635)	(80,789)	(134,149)
Loss before income taxes	(83,796)	(258,111)	(266,122)
Provision for income taxes	825	684	41,720
Net loss	$(84,621)	$(258,795)	$(307,842)
Net loss per share of common stock:
Basic	$(1.41)	$(5.56)	$(6.81)
Diluted	$(1.41)	$(5.56)	$(6.81)
Weighted average shares of common stock outstanding:
Basic	60,130	46,542	45,214
Diluted	60,130	46,542	45,214

See accompanying notes to consolidated financial statements.

Bed Bath & Beyond, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(84,621)	$(258,795)	$(307,842)
Other comprehensive income (loss):
Unrealized loss on available-for-sale debt securities, net of tax of $0, $0 and $0	(2,574)	—	—
Unrealized gain on cash flow hedges, net of tax of $0, $0 and $0	—	506	16
Other comprehensive income (loss):	(2,574)	506	16
Comprehensive loss	$(87,195)	$(258,289)	$(307,826)

See accompanying notes to consolidated financial statements.

Bed Bath & Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (in thousands)
	Year Ended December 31,
	2025	2024	2023
Equity attributable to stockholders of Bed Bath & Beyond, Inc.
Shares of common stock issued
Balance at beginning of year	59,560	51,770	51,102
Common stock issued upon vesting of restricted stock	366	441	550
Common stock issued for ESPP purchases	138	119	118
Common stock sold through offerings	16,294	7,002	—
Other	—	228	—
Balance at end of year	76,358	59,560	51,770
Shares of treasury stock
Balance at beginning of year	6,491	6,356	6,151
Repurchases of common stock	903	—	—
Tax withholding upon vesting of employee stock awards	101	135	205
Balance at end of year	7,495	6,491	6,356
Total shares of common stock outstanding	68,863	53,069	45,414
Common stock
Balance at beginning of year	$5	$5	$5
Common stock sold through offerings	3	—	—
Balance at end of year	$8	$5	$5
Additional paid-in capital
Balance at beginning of year	$1,072,869	$1,007,649	$982,718
Stock-based compensation to employees and directors	10,853	19,255	23,018
Common stock issued for ESPP purchases	683	1,472	1,913
Common stock sold through offerings, net	137,309	42,993	—
Issuance of warrant dividends	17,624	—	—
Other	—	1,500	—
Balance at end of year	$1,239,338	$1,072,869	$1,007,649
Accumulated deficit
Balance at beginning of year	$(740,466)	$(481,671)	$(173,829)
Net loss	(84,621)	(258,795)	(307,842)
Issuance of warrant dividends	(17,624)	—	—
Balance at end of year	$(842,711)	$(740,466)	$(481,671)
Accumulated other comprehensive loss
Balance at beginning of year	$—	$(506)	$(522)
Net other comprehensive income (loss)	(2,574)	506	16
Balance at end of year	$(2,574)	$—	$(506)
Treasury stock
Balance at beginning of year	$(169,676)	$(166,345)	$(162,546)
Repurchases of common stock	(6,218)	—	—
Tax withholding upon vesting of employee stock awards	(584)	(3,331)	(3,799)
Balance at end of year	$(176,478)	$(169,676)	$(166,345)
Total equity attributable to stockholders of Bed Bath & Beyond, Inc.	$217,583	$162,732	$359,132

Continued on the following page

Bed Bath & Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (in thousands)
	Year Ended December 31,
	2025	2024	2023
Equity attributable to noncontrolling interests
Balance at beginning of year	$—	$—	$—
Proceeds from security token offering, net	361	—	—
Total equity attributable to noncontrolling interests	$361	$—	$—

Total stockholders' equity	$217,944	$162,732	$359,132

See accompanying notes to consolidated financial statements.

Bed Bath & Beyond, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(84,621)	$(258,795)	$(307,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,278	19,062	19,447
Non-cash operating lease cost	1,702	3,451	4,737
Stock-based compensation to employees and directors	10,853	19,255	23,018
Decrease in deferred income taxes, net	473	283	41,349
Gain on sale of intangible assets	(5,790)	(10,275)	—
Gain on disposal of cryptocurrencies	—	—	(6,361)
Write-down of assets held for sale	—	3,385	25,875
Loss from equity method securities	28,628	77,687	140,404
(Gain) loss on debt securities carried at fair value	(1,439)	2,430	—
Other non-cash adjustments	178	(14)	(693)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,982)	3,573	(1,727)
Inventories	6,384	1,494	(6,514)
Prepaids and other current assets	3,491	1,293	1,889
Other long-term assets, net	(354)	(2,175)	(757)
Accounts payable	8,055	(24,172)	32,555
Accrued liabilities	(24,325)	(31)	10,442
Unearned revenue	(8,666)	(6,502)	5,117
Operating lease liabilities	(1,223)	(2,819)	(5,094)
Other long-term liabilities	(1,343)	(1,434)	5,569
Net cash used in operating activities	(56,701)	(174,304)	(18,586)
Cash flows from investing activities:
Disbursement for notes receivable	(24,694)	(17,000)	(10,000)
Purchase of intangible assets	(15,405)	(6,044)	(25,816)
Purchase of equity securities	(8,000)	—	—
Expenditures for property and equipment	(7,407)	(14,315)	(19,181)
Proceeds from the sale of intangible assets	6,250	10,275	—
Proceeds from the sale of assets held for sale	—	51,441	—
Proceeds from the disposal of cryptocurrencies	—	—	9,804
Other investing activities, net	29	569	563
Net cash provided by (used in) investing activities	(49,227)	24,926	(44,630)

Continued on the following page

Bed Bath & Beyond, Inc. Consolidated Statements of Cash Flows (in thousands)
	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	137,312	42,993	—
Payments on short-term debt	(9,500)	—	—
Repurchase of shares	(6,218)	—	—
Payments of taxes withheld upon vesting of employee stock awards	(584)	(3,331)	(3,799)
Proceeds from short-term debt	—	25,000	—
Payments on long-term debt	—	(34,782)	(3,606)
Other financing activities, net	1,044	2,842	1,913
Net cash provided by (used in) financing activities	122,054	32,722	(5,492)
Net increase (decrease) in cash, cash equivalents, and restricted cash	16,126	(116,656)	(68,708)
Cash, cash equivalents, and restricted cash, beginning of year	186,093	302,749	371,457
Cash, cash equivalents, and restricted cash, end of year	$202,219	$186,093	$302,749

 See accompanying notes to consolidated financial statements.

Bed Bath & Beyond, Inc.
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

Business and organization

As used herein, "Bed Bath & Beyond," "the Company," "we," "our" and similar terms include Bed Bath & Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise. The Company was formed on May 5, 1997 as D2-Discounts Direct, a limited liability company ("LLC"). On December 30, 1998, the Company reorganized as a C Corporation in the State of Utah and reincorporated in Delaware in May 2002. On October 25, 1999, the Company changed its name to Overstock.com, Inc. and on November 6, 2023, the Company changed its name to Beyond, Inc. On August 18, 2025, the Company changed its name to Bed Bath & Beyond, Inc.

Bed Bath & Beyond, Inc., is an e-commerce-focused retailer with an affinity model that owns or has ownership interests in various brands, offering a comprehensive array of products and services that enable its customers to enhance everyday life through quality, style, and value. We currently own Bed Bath & Beyond, Overstock, and buybuy BABY, among other brands. We strive to curate an exceptional online shopping experience. Our suite of premier online retail brands allow us to offer a comprehensive array of products and add-on services, catering to customers in the United States. Our e-commerce platform, which is also accessible through our mobile apps, includes www.bedbathandbeyond.com and www.overstock.com, and is collectively referred to as the "Website." The Website is targeted at customers seeking a diverse array of top-tier, on-trend products at competitive prices. From furniture, bedding, and bath essentials to patio and outdoor furniture, area rugs, tabletop and cookware, décor, storage, jewelry, watches, and fashion – we offer an extensive range of products at a smart value. In addition to products, we also offer an increasing number of add-on services across our platforms, including warranties, shipping insurance, and installation services.

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

Revision of previously issued consolidated financial statements

As previously disclosed, during the quarterly period ended September 30, 2025, the Company identified errors in the consolidated statements of operations related to the classification of gains on the sale of intangible assets and write-downs of assets held for sale erroneously being included in Other expense, net instead of in operating expenses. The Company assessed the materiality of changes to prior period consolidated financial statements to address these errors in accordance with SEC Staff Accounting Bulletin No. 99, "Materiality", (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its consolidated statements of operations were not material to any previously presented consolidated financial statements. The corrections had no material impact on the consolidated balance sheets, consolidated statements of comprehensive loss, consolidated statements of changes in stockholders' equity, or consolidated statements of cash flows, for any previously presented interim or annual consolidated financial statements.

The financial reporting periods affected by these errors include the Company's previously reported audited consolidated financial statements for the fiscal years ended December 31, 2024 and 2023.

The following table presents the revisions to the consolidated statements of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31, 2024			Year ended December 31, 2023
	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Operating expenses:
Other operating expense (income), net	$—	$(6,882)	$(6,882)	$—	$25,875	$25,875
Total operating expenses	481,133	(6,882)	474,251	484,134	25,875	510,009
Operating loss	(190,969)	6,882	(184,087)	(118,105)	(25,875)	(143,980)
Other expense, net	(73,907)	(6,882)	(80,789)	(160,024)	25,875	(134,149)
Loss before income taxes	(258,111)	—	(258,111)	(266,122)	—	(266,122)
Net loss	(258,795)	—	(258,795)	(307,842)	—	(307,842)

Supplemental cash flow information

The following table shows supplemental cash flow information (in thousands):

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid, net of amounts capitalized	$1,098	$1,489	$1,598
Income taxes (refunded) paid, net	(382)	(132)	556
Non-cash investing and financing activities:
Proceeds from sale of intangible assets included in other long-term assets, net	3,750	—	—
Notes receivable converted to equity securities	7,510	—	—

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

Our assets that are adjusted to fair value on a recurring basis are cash equivalents and certain equity securities, which fair values are determined using quoted market prices from daily exchange traded markets on the closing price as of the balance sheet date and are classified as Level 1. Our recurring fair value measurements using observable inputs (Level 2) include our debt securities carried at fair value. Our recurring fair value measurements using unobservable inputs (Level 3) include our equity securities under ASC 323 accounted for under the fair value option, available-for-sale debt securities, and our loan commitments. Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and debt are carried at cost, which approximates their fair value. Certain assets, including long-lived assets, certain equity securities under ASC 323, goodwill, and other intangible assets, are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments using fair value measurements with unobservable inputs (Level 3).

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

Equity securities accounted for under the equity method under ASC 323

At December 31, 2025, we held minority interests in privately held and public entities, Medici Ventures, L.P., tZERO, The Brand House Collective, Inc. (formerly known as Kirkland's Inc.) ("TBHC"), and a newly created entity ("Zulily Newco") upon the sale of the rights in the Zulily brand, accounted for under the equity method under ASC Topic 323, Investments—Equity Method and Joint Ventures ("ASC 323"), which are included in Equity securities in our consolidated balance sheets. We can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest.

We measure our minority interests in TBHC at fair value (based on Level 1 inputs) with changes in fair value recorded in Other expense, net in our consolidated statements of operations. The aggregate fair value of our investment in TBHC was $9.8 million as of December 31, 2025.

Based on the nature of our ownership interests and the extent of our contributed capital, we held a variable interest in Medici Ventures, L.P. and TBHC, both of which meet the definition of variable interest entities; however, we are not the primary beneficiary of these entities for purposes of consolidation as we do not have the power (either explicit or implicit), through voting rights or otherwise, to direct the activities of Medici Ventures, L.P. or TBHC that most significantly impact their economic performance. Our investments in these variable interest entities totaled $49.6 million as of December 31, 2025, representing our maximum exposures to loss.

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

We have elected to apply the fair value option for valuing our direct minority interests in tZERO as we determined that accounting for our direct minority interests in tZERO under the fair value option would approximate the same valuation approach used by Medici Ventures, L.P. for valuing our indirect interest in tZERO and would be the most meaningful and transparent option for evaluating our continued exposure to the economics of tZERO. We have also elected to apply the fair value option for valuing our interest in Zulily NewCo. The fair value was determined in good faith under our valuation policy and process using generally accepted valuation approaches through the use of a third-party valuation firm. Our assessment includes a review of recent operating results and trends, recent sales/acquisitions of the equity securities, and other publicly available data.

The methods and significant assumptions to estimate the fair value of our direct minority interests in tZERO under the fair value option include using a market approach. The market approach relied upon market transaction valuations of the subject company, adjusted for changes in enterprise value for guideline public companies. Due to the length of time between the last Series B financing round led by the Intercontinental Exchange, the valuation technique used to value our direct interest in tZERO changed to a blended market approach using a transaction backsolve adjusted for enterprise value changes in guideline public companies, with an option pricing model and a book value of equity method in the current year, compared to a blended market approach using a transaction backsolve adjusted for enterprise value changes in guideline public companies, with an option pricing model and a guideline public company method valuation technique in the prior year. The methods and significant assumptions to estimate the fair value of our minority interest in Zulily Newco under the fair value option include using a market approach based on latest market transaction valuations.

The following table summarizes the valuation techniques and significant unobservable inputs used in the fair value measurement of our Level 3 equity securities:

Investment	Fair Value	Valuation Technique	Unobservable Inputs	Inputs
tZERO	$15,503	Blended market approach - transaction backsolve adjusted for enterprise value changes in guideline public companies, with an option pricing model method and book value of equity method	Term to liquidity	5.0 years
			Volatility	100%
			Percentage change in enterprise value for guideline public companies	(53.4)%
Zulily Newco	1,572	Market approach - latest transactions	N/A	N/A
Total	$17,075

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. We completed our annual goodwill impairment test as of December 31, 2025 by performing a quantitative assessment and concluded that the estimated fair value of the reporting units exceeded their carrying amount. There were no impairments to goodwill recorded during the years ended December 31, 2025, 2024 and 2023 and no other changes to the carrying amount of goodwill during the years ended December 31, 2025 and 2024. Our goodwill balance was $6.2 million as of December 31, 2025 and 2024.

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

Impairment of long-lived assets

We review property and equipment, right-of-use assets, and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2025, 2024 and 2023.

Available-for-sale debt securities

We record our available-for-sale debt securities at fair value, with unrealized gains and losses recorded to other comprehensive loss in the consolidated statements of comprehensive loss. For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and economic conditions. Credit losses, if any, are recorded as an allowance through Other expense, net in the consolidated statements of operations.

At December 31, 2025, we have invested $13.0 million in GrainChain, Inc. in the form of convertible promissory notes (the "Notes"). The Notes bear interest at an annual interest rate of 5% and accrued interest is recorded in Interest income, net in our consolidated statements of operations. The Notes have a maturity date of January 3, 2025 at which time the outstanding principal and any unpaid accrued interest will automatically convert into shares of a newly created series of preferred stock issued by GrainChain, Inc. The Notes have not converted and the Company is negotiating an extension of the Notes. The Notes are in an unrealized loss position as of December 31, 2025. The fair value of the Notes, including accrued interest, was $12.0 million and $11.0 million at December 31, 2025 and 2024, respectively, which is included in Other long-term assets, net on our consolidated balance sheets. The aggregate unrealized losses on our Notes was $2.6 million and were due to a recent decrease in profitability and not credit-related events as we expect we will recover our amortized cost basis upon conversion of the Notes. Accordingly, no allowance for credit losses was recorded on available-for sale debt securities in an unrealized loss position at December 31, 2025 and 2024.

Based on the nature of our indirect ownership interests in GrainChain, Inc. through Medici Ventures, L.P. and the extent of our contributed capital, we held a variable interest in GrainChain, Inc., which meets the definition of a variable interest entity; however, we are not the primary beneficiary of this entity for purposes of consolidation as we do not have the power (either explicit or implicit), through voting rights or otherwise, to direct the activities of GrainChain, Inc. that most significantly impact its economic performance. Our maximum exposure to loss in this variable interest entity totaled $24.4 million as of December 31, 2025, representing our direct and indirect interest in GrainChain, Inc.

In November 2025, the Company purchased, via a participation agreement for par/near par trades, a portion of the loans issued by The Container Store, Inc. pursuant to the Term Loan Credit Agreement, dated as of January 28, 2025, as amended on September 15, 2025 (as amended, the "TCS Credit Agreement"). The aggregate purchase price for the Company's participation in certain loans issued pursuant to the TCS Credit Agreement was $6.5 million. As a result of these transactions, the Company will participate in the rights to the payment of interest and repayment of the loans and any exercise of rights or remedies related thereto. The fair value of the portion of the loans purchased was $6.5 million at December 31, 2025, which is included in Other long-term assets, net on our consolidated balance sheets.

The following table summarizes the valuation techniques and significant unobservable inputs used in the fair value measurement of our Level 3 available-for-sale securities:

Investment	Fair Value	Valuation Technique	Unobservable Inputs	Inputs
GrainChain, Inc.	$11,955	Market approach - transaction backsolve adjusted for enterprise value changes in guideline public companies with an option pricing model method	Term to liquidity	5.0 years
			Volatility	50%
			Percentage change in enterprise value for guideline public companies	(12.2)%
The Container Store, Inc.	6,462	Market approach - latest transactions	N/A	N/A
Total	$18,417

A significant change in the term to liquidity, volatility, or percentage change in enterprise value for guideline public companies inputs could result in a significant change in the fair value measurement.

Debt securities carried at fair value

On May 7, 2025, the Company entered into an Amended and Restated Term Loan Credit Agreement (the "Amended and Restated Credit Agreement"), which amended and restated the secured Term Loan Credit Agreement ("Existing Credit Agreement") entered on October 21, 2024 and pursuant to which the Company provided The Brand House Collective, Inc. (formerly known as Kirkland's Inc.) ("The Brand House Collective") with an additional term loan in an approximate aggregate original principal amount of $5.2 million (the "Additional Term Loan") and obligations arising under the Existing Credit Agreement in the aggregate amount of $8.5 million were rolled into the Amended and Restated Credit Agreement as obligations thereunder (collectively, the "Notes"). On September 15, 2025, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (such amendment, the "Credit Agreement Amendment" and the Existing Credit Agreement as amended by the Credit Agreement Amendment, the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, new delayed-draw term loan commitments in an aggregate original principal amount of $20.0 million (the "Delayed Draw Term Loan Commitments") were established. On November 24, 2025, the Company entered into Amendment No. 2 to the Amended and Restated Credit Agreement (the "Second Amendment") pursuant to which the Company agreed to increase the Delayed Draw Term Loan Commitments by $10.0 million, to an aggregated principal amount of $30.0 million. Concurrently with the Second Amendment, and as of December 31, 2025, $10.0 million has been drawn under the Delayed Draw Term Loan Commitments (the "Delayed Draw Note"). The Amended Credit Agreement provides the Company the right to convert the outstanding loans (including loans extended in satisfaction of the Delayed Draw Term Loan Commitments) owing under the Amended and Restated Credit Agreement into shares of The Brand House Collective's common stock at a price equal to the closing price on the Nasdaq Stock Market LLC ("Nasdaq") on the day prior to the date on which a conversion election is made, up to a number of shares equal to 19.90% of the outstanding shares of The Brand House Collective's common stock on the date the Amended Credit Agreement was entered into, and up to a greater number of shares subject to Nasdaq shareholder approval rules. Bed Bath & Beyond is restricted from holding greater than 75% of outstanding The Brand House Collective's issued shares for so long as any obligations remain outstanding under The Brand House Collective's credit agreement with its senior lender, Bank of America, N.A. On November 24, 2025, we entered in a Merger Agreement with TBHC pursuant to which, subject to the terms and conditions set forth therein, TBHC will survive the Merger as a wholly owned subsidiary of the Company.

We have elected to present the Notes and Delayed Draw Note at fair value, which totaled $24.0 million and $14.8 million at December 31, 2025 and 2024, respectively. The balance of the Notes is included in Other long-term assets, net on our consolidated balance sheets.

The following table summarizes the valuation techniques and significant inputs used in the fair value measurement of our Level 2 debt securities carried at fair value:

Investment	Fair Value	Valuation Technique	Observable Inputs
The Brand House Collective, Inc.	$23,977	Market approach	Agreed settlement price in the contracts

Other long-term assets, net

Other long-term assets, net consist primarily of long-term prepaid expenses, deposits, long-term receivables, available-for-sale debt securities, and debt securities carried at fair value.

Noncontrolling interests

In April 2025, the Company's controlled subsidiary, Commercial Strategies, Inc. ("Commercial Strategies"), launched a crowdfunding offering (the "token offering") of the right to acquire a tokenized digital security linked to Overstock intellectual property and eligible for future dividends, if any, from the licensing revenue that Commercial Strategies earns from the Overstock intellectual property. The token offering closed on May 16, 2025, and Commercial Strategies issued the tokenized digital security in the form of Series A Preferred Stock. The holders of the preferred shares will be entitled to receive, out of funds and assets legally available for such purpose, an annual dividend that is derived from the royalty fee paid by Bed Bath & Beyond, Inc. to Commercial Strategies for licensing of the Overstock intellectual property. The holders of the preferred stock have no voting rights. At December 31, 2025, cumulative proceeds from the token offering totaled $467,000, have been classified as a component of noncontrolling interest within the consolidated financial statements. As of December 31, 2025,

Commercial Strategies has incurred $305,000 of offering costs associated with the token offering that are classified as a reduction in proceeds within noncontrolling interest within the consolidated financial statements.

In May 2025, the Company's controlled subsidiary, Zion Peaks, Inc. ("Zion Peaks"), launched a crowdfunding offering (the "token offering") of the right to acquire a tokenized digital security linked to buybuy BABY intellectual property and eligible for future dividends, if any, from the licensing revenue that Zion Peaks earns from the buybuy BABY intellectual property. The token offering closed on August 11, 2025, and Zion Peaks issued the tokenized digital security in the form of Series A Preferred Stock. The holders of the preferred shares will be entitled to receive, out of funds and assets legally available for such purpose, an annual dividend that is derived from the royalty fee paid by Bed Bath & Beyond, Inc. to Zion Peaks for licensing of the buybuy BABY intellectual property. The holders of the preferred stock have no voting rights. At December 31, 2025, cumulative proceeds from the token offering totaled $396,000, have been classified as a component of noncontrolling interest within the consolidated financial statements. As of December 31, 2025, Zion Peaks has incurred $197,000 of offering costs associated with the token offering that are classified as a reduction in proceeds within noncontrolling interest within the consolidated financial statements.

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

Loyalty program

We have a customer membership program called welcome rewards+ for which we sell annual memberships. For welcome rewards+ memberships, we record membership fees as unearned revenue and we recognize revenue ratably over the membership period.

Members earn points which have a reward dollar equivalent for qualifying purchases made on our Bed Bath & Beyond website. As such, the initial transaction price giving rise to the reward dollar is allocated to each separate performance obligation based upon its relative standalone selling price. In determining the stand-alone selling price, we incorporate assumptions about the redemption rates of loyalty points. We recognize revenue for loyalty program reward dollars when customers redeem such rewards as part of a purchase on our Bed Bath & Beyond website.

We record the standalone value of reward dollars earned in unearned revenue at the time the reward dollars are earned. Loyalty program reward dollars expire 30 days after the customer's membership expires. We recognize estimated reward dollar breakage, to which we expect to be entitled, over the expected redemption period in proportion to actual redemptions by customers.

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

Customer orders are recorded as unearned revenue when payment is received prior to delivery of products or services ordered. We record amounts received for welcome rewards+ membership fees as unearned revenue and we recognize it ratably over the membership period. We record loyalty program reward dollars earned from purchases as unearned revenue at the time they are earned based upon the relative standalone selling price of the loyalty program reward dollar and we recognize it as revenue in proportion to the estimated pattern of rights exercised by the customer. If reward dollars are not redeemed, we recognize revenue upon expiration. In addition, we sell gift cards and record related unearned revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue from a gift card upon redemption of the gift card. The unredeemed portion of our gift cards are recognized in revenue over the expected redemption period based upon the estimated pattern of rights exercised by the customer, if the gift cards are not subject to escheat laws.

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

We use the Monte-Carlo valuation model to determine the fair value of the portion of our performance shares and share options with market conditions. The determination of the fair value of stock-based payment awards on the date of grant using the Monte-Carlo valuation model is affected by our stock price and assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility, a risk-free interest rate, the probability of reaching the stock price performance targets, and a 20-trading-day average stock price. The portion of our performance shares with performance conditions are measured at fair value on the date of grant and the probability of the awards meeting the performance condition is not included in the grant date fair value, but is assessed quarterly for expense recognition. Compensation expense for these awards are recognized using a graded vesting schedule over the requisite service period. To the extent that a market-based vesting award is forfeited following completion of the requisite service period, compensation expense for accounting purposes is not reversed.

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

Diluted net loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable from the employee stock purchase plan, restricted stock awards, and warrants are included in the calculation of diluted net loss per common share to the extent such shares are dilutive.

Warrants

On September 22, 2025, the Company announced that its Board of Directors had declared a warrant dividend distribution (the "Warrant Distribution") to the record holders of the Company's common stock (the "Common Stock"), in the form of warrants to purchase common stock (the "Warrants"). Holders of Common Stock at the close of business on October 2, 2025 (the "Record Date") received one warrant for each ten shares of Common Stock then owned, rounded down to the nearest whole number. The Warrants were distributed to holders of common stock on the terms and conditions described in the Warrant Agreement, dated as of October 7, 2025, between the Company, Computershare, Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., as Warrant Agent. The Warrants have a cash exercise price of $15.50 per Warrant, and will expire on October 7, 2026, unless the Early Expiration Price Condition (as defined in the Warrant Agreement) is met.

The Company accounts for the Warrants in accordance with the guidance in ASC Topic 815, Derivatives and Hedging ("ASC 815"). Accordingly, the warrants meet all of the requirements for equity classification under ASC 815 and are required to be recorded as a component of equity at the time of issuance. Warrants classified as equity are initially recognized at fair value and are not subsequently remeasured.

Recently adopted accounting standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. For public entities, ASU 2023-09 is required to be adopted for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of ASU 2023-09 as of January 1, 2025. The adoption of ASU 2023-09 resulted in additional income tax disclosures in the Company's consolidated financial statements.

Recently issued accounting standards

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

3. FAIR VALUE MEASUREMENT

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of December 31, 2025 and 2024, as indicated (in thousands):

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$22,717	$22,717	$—	$—
Equity securities, at fair value	26,903	9,828	—	17,075
Available-for-sale debt securities (1)	18,417	—	—	18,417
Debt securities, at fair value (1)	23,977	—	23,977	—
Total assets	$92,014	$32,545	$23,977	$35,492
Liabilities:
Loan commitments, at fair value (2)	$2,766	$—	$—	$2,766
Total liabilities	$2,766	$—	$—	$2,766

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$21,799	$21,799	$—	$—
Equity securities, at fair value	21,640	—	—	21,640
Available-for-sale debt securities (1)	10,985	—	—	10,985
Debt securities, at fair value (1)	14,814	—	—	14,814
Total assets	$69,238	$21,799	$—	$47,439
 ___________________________________________
(1)    Included in Other long-term assets, net in the consolidated balance sheets.
(2)    Included in Other long-term liabilities in the consolidated balance sheets.

The following table provides activity for our Level 3 investments during the periods presented (in thousands):

Amount
Level 3 investments at December 31, 2023	$51,530
Increase due to purchases of Level 3 investments	17,000
Decrease in fair value of Level 3 investments	(21,836)
Accrued interest on Level 3 investments	745
Level 3 investments at December 31, 2024	47,439
Increase due to purchases of Level 3 investments	16,266
Transfers out of Level 3 investments	(20,046)
Decrease in fair value of Level 3 investments	(8,711)
Accrued interest, net on Level 3 investments	544
Level 3 investments at December 31, 2025	$35,492

During the year ended December 31, 2025, there were $12.4 million of debt securities carried at fair value transferred from Level 3 to Level 2 due to significant observable inputs used in determining the fair value of these debt securities. Further, during the year ended December 31, 2025, there were $7.5 million of debt securities carried at fair value transferred from Level 3 to Level 1 due to the conversion of the $8.5 million convertible promissory note in TBHC into shares of TBHC common stock.
The following table provides activity for the Company's Level 3 liabilities (in thousands):

Amount
Level 3 liabilities at December 31, 2024	$—
Fair value of Level 3 liabilities assumed	2,766
Level 3 liabilities at December 31, 2025	$2,766

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following (in thousands):

	December 31,
	2025	2024
Credit card receivables, trade	$12,334	$9,614
Accounts receivable, trade	8,871	5,282
Other receivables	3,001	3,187
	24,206	18,083
Less: allowance for credit losses	(3,377)	(2,236)
Total accounts receivable, net	$20,829	$15,847

5. PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid maintenance	$7,074	$8,924
Prepaid other	3,343	3,221
Other current assets	1,488	1,876
Total prepaids and other current assets	$11,905	$14,021

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31,
	2025	2024
Computer hardware and software, including internal-use software and website development	$186,022	$202,005
Furniture and equipment	1,630	4,098
Leasehold improvements	1,159	1,466
	188,811	207,569
Less: accumulated depreciation	(175,099)	(184,025)
Total property and equipment, net	$13,712	$23,544

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Capitalized internal-use software and website development	$6,727	$12,517	$11,296
Depreciation of internal-use software and website development	11,389	11,354	7,758

Depreciation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Cost of goods sold	$90	$396	$711
Technology	15,055	17,150	14,414
General and administrative	319	464	3,751
Total depreciation	$15,464	$18,010	$18,876

During the years ended December 31, 2025 and 2024, we retired $22.4 million and $58.6 million, respectively, of fully depreciated property and equipment that were removed from service in 2025 and 2024.

7. INTANGIBLE ASSETS, NET

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

On June 30, 2025, the Company entered into a Trademark and Domain Name Agreement with a large, well-established Canadian retailer to sell certain intellectual property related to the Bed Bath & Beyond trademarks in Canada and the United Kingdom, which was acquired as part of its purchase of the Bed Bath & Beyond brand in June 2023, for a total sales price of $5.0 million, and revenue share payments to be paid to the Company in perpetuity. In July 2025, the Company received the $5.0 million cash proceeds. For the year ended December 31, 2025, the Company recognized the entire $5.0 million as a gain on the sale which is included in Other operating expense (income), net in the consolidated statements of operations.

On May 7, 2025, the Company entered into an Asset Purchase Agreement and on September 15, 2025, entered into an Amendment No. 1 to the Asset Purchase Agreement with The Brand House Collective to acquire certain trademarks and domain names comprised of or containing the element KIRKLAND'S (the "Kirkland's Brand") and certain related marks and brand assets for a total purchase price of $10.0 million. Concurrently, on September 15, 2025, the Company entered into an amendment to the existing trademark license agreement with The Brand House Collective, pursuant to which the Company agreed to license the Kirkland's Brand to The Brand House Collective for use in connection with certain goods and services. The total purchase price was paid at closing on September 15, 2025 concurrently with the assignment of the Kirkland's Brand to the Company. In connection with this transaction, the Company also transferred to The Brand House Collective noncash consideration in the form of Delayed Draw Term Loan Commitments valued at $2.8 million, which has also been included in the acquisition cost. See Note 14—Commitments and Contingencies, for further discussion of the agreement. The aggregate purchase consideration, inclusive of direct acquisition-related costs, totaled $12.9 million which has been allocated to trade names, with an indefinite useful life.

Intangible assets, net consist of the following (in thousands):

	December 31,
	2025	2024
Intangible assets subject to amortization, gross (1)	$5,645	$6,239
Less: accumulated amortization of intangible assets	(3,813)	(3,145)
Intangible assets subject to amortization, net	1,832	3,094
Intangible assets not subject to amortization	43,308	27,152
Total intangible assets, net	$45,140	$30,246
___________________________________________
(1)    At December 31, 2025, the weighted average remaining useful life for intangible assets subject to amortization, gross was 2.3 years.

8. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	December 31,
	2025	2024
Equity securities accounted for under the equity method under ASC 323	$39,738	$56,546
Equity securities accounted for under the equity method under the fair value option	26,903	21,640
Total equity securities	$66,641	$78,186

The Company's equity securities accounted for under the equity method under ASC 323 include equity securities in which the Company can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity. During the year ended December 31, 2025, after stockholder approval was obtained from The Brand House Collective's stockholders, the Company funded the additional $8.0 million investment in The Brand House Collective in exchange for The Brand House Collective's common stock and converted the $8.5 million convertible promissory note (plus accrued interest) into shares of The Brand House Collective's common stock. After all transactions, the Company owns approximately 40% of The Brand House Collective's outstanding shares of common stock. In addition, as part of the sale of the Company's rights in the Zulily brand, the Company retained a 25% ownership stake in the brand in the form of a newly created entity, Zulily Newco. See Note 7—Intangible Assets, Net, for further information.

In August 2025, the members of SpeedRoute, LLC, a privately-held entity in which the Company held a minority interest, filed dissolution documents to wind down and dissolve SpeedRoute, LLC. There was no gain or loss recorded on dissolution.

The following table includes our equity securities accounted for under the equity method (ASC 323) and related ownership interest as of December 31, 2025:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	26%
The Brand House Collective, Inc.	40%
Zulily Newco	25%

The carrying amount of our equity method securities was $66.6 million at December 31, 2025, which is included in Equity securities on our consolidated balance sheets, of which $26.9 million is valued under the fair value option (tZERO, The Brand House Collective, and Zulily Newco). Equity securities in The Brand House Collective are carried at fair value based on Level 1 inputs. The aggregate fair value of the equity securities in The Brand House Collective at December 31, 2025, was $9.8 million. Equity securities in tZERO and Zulily Newco are valued using Level 3 inputs, which represents 18.6% of assets measured at fair value. For our equity method investments, there are no differences in the carrying amount of the assets and liabilities and our maximum exposure to loss, and there is no difference between the carrying amount of our investment in Medici Ventures, L.P. and the amount of underlying equity we have in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in Other expense, net in our consolidated statements of operations (in thousands):

	Year ended December 31,
	2025	2024	2023
Net loss recognized on our proportionate share of the net assets of our equity method securities	$(16,808)	$(58,281)	$(98,663)
Decrease in fair value of equity method securities held under fair value option	(11,820)	(19,406)	(41,741)

Regulation S-X Rules 4-08(g) and 3-09

In accordance with SEC Rules 4-08(g) and 3-09 of Regulation S-X, we must determine which, if any, of our equity method securities is a "significant subsidiary". Regulation S-X mandates the use of three different tests to determine if any of our equity securities are significant subsidiaries: the investment test, the asset test, and the income test. The table below provides the summarized financial information required by Rule 4-08(g) for those equity method securities in aggregate that have met the significance criteria, using the equity method securities' most recently available year-to-date financial statements (in thousands):

	December 31,
Balance Sheet	2025	2024
Assets	$326,187	$63,546
Liabilities	(294,398)	(17,985)
Equity	$(31,789)	$(45,561)

	Year ended December 31,
Results of Operations	2025	2024	2023
Revenues	$263,572	$12,086	$26,404
Pre-tax loss	(62,771)	(20,778)	(19,895)
Net loss	(62,848)	(20,777)	(20,169)

Medici Ventures, L.P. was deemed not significant for the year ended December 31, 2025 under Rule 3-09 of Regulation S-X, but was significant for the periods ended September 30, 2024 and 2023, their fiscal year-ends, and as such, in accordance with Rule 3-09 of Regulation S-X, separate financial statements for the periods ended September 30, 2024 and 2023 are being included as Exhibit 99.2 and Exhibit 99.1, respectively, and as such are excluded from the table above. In addition, tZERO was deemed not significant for the years ended December 31, 2025 and 2024, but was significant for the year ended December 31, 2023. In accordance with Rule 3-09 of Regulation S-X, separate audited financial statements for tZERO for the year ended December 31, 2023 is being included as Exhibit 99.3.

9. OTHER LONG-TERM ASSETS, NET

Other long-term assets, net consist of the following (in thousands):

	December 31,
	2025	2024
Debt securities carried at fair value	$23,977	$14,814
Available-for-sale debt securities	18,417	10,985
Prepaid other, long-term portion	2,115	3,242
Other long-term assets	4,045	412
Total other long-term assets, net	$48,554	$29,453

10. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued marketing expenses	$12,189	$27,935
Accrued compensation and other related costs	7,827	8,345
Allowance for returns	7,722	9,526
Accrued freight	6,452	4,962
Sales and other taxes payable	6,121	6,205
Accounts payable accruals	3,879	12,743
Other accrued expenses	7,107	3,898
Total accrued liabilities	$51,297	$73,614

11. BORROWINGS

Revolving line of credit

In October 2024, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with BMO Bank N.A. (in such capacity, "BMO"), pursuant to which BMO agrees to lend the Company up to $25.0 million on a one-year revolving line of credit to aid the Company in securing strategic ventures. In connection with the Loan Agreement, BMO issued a revolving line of credit promissory note (the "Revolving Note") and granted a lien on the cash collateral account specified in the Loan Agreement (the "Cash Collateral Account"). The revolving line of credit bears interest on the unpaid principal balance at an annual rate equal to the Secured Overnight Financing Rate, or SOFR rate, for a one-month interest period plus 1.00%, established by the Federal Reserve Bank of New York. The Company is obligated to pay certain commitment fees on undrawn amounts under the Loan Agreement in amounts specified in the Loan Agreement. The Loan Agreement and Revolving Note was originally scheduled to terminate on October 18, 2025, and loans thereunder may be borrowed, repaid, and reborrowed up to such date. In September 2025, the Company and BMO extended the term of the Loan Agreement and Revolving Note for an additional year, and it will now terminate in October 2026.

As of December 31, 2025, the Company had $7.0 million of outstanding standby letter of credits under the Revolving Note. As of December 31, 2025, the outstanding balance on the line of credit was $15.5 million. Our total outstanding debt on the line of credit is included in Short-term debt, net on our consolidated balance sheets.

The Loan Agreement is subject to limited affirmative covenants and negative covenants, including the requirement that the Company maintain cash in the Cash Collateral Account in an amount that is three percent greater than BMO's aggregate commitments under the Loan Agreement. We are in compliance with our debt covenants and continue to monitor our ongoing compliance with our debt covenants.

12. LEASES

We have operating leases for office space and a data center. Our leases have remaining lease terms of two years to seven years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year. Variable lease costs include executory costs, such as taxes, insurance, and maintenance.

The components of lease expense were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Operating lease cost	$2,074	$3,240	$5,257
Variable lease cost	929	906	1,300

The following tables provides a summary of other information related to leases (in thousands):

	Year ended December 31,
	2025	2024	2023
Cash payments included in operating cash flows from lease arrangements	$1,628	$3,253	$5,500
Right-of-use assets obtained in exchange for new operating lease liabilities	—	7,170	836

The following table provides a summary of balance sheet information related to leases:

	December 31,
	2025	2024
Weighted-average remaining lease term—operating leases	6.76 years	6.65 years
Weighted-average discount rate—operating leases	7%	6%

Maturity of lease liabilities under our non-cancellable operating leases as of December 31, 2025, are as follows (in thousands):

Payments due by period
2026	$1,285
2027	1,150
2028	1,099
2029	1,132
2030	1,040
Thereafter	2,457
Total lease payments	8,163
Less interest	1,592
Present value of lease liabilities	$6,571

13. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Unearned revenue, long-term portion	$2,432	$4,583
Income taxes payable, long-term portion	3,530	3,675
Other long-term liabilities	3,783	(349)
Total other long-term liabilities	$9,745	$7,909

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

We establish liabilities when a particular contingency is probable and estimable which are included in Accrued liabilities in our consolidated balance sheets. At December 31, 2025 and 2024, our established liabilities were not material.

Delayed Draw Term Loan Commitments

In September 2025, pursuant to the terms of the Amended Credit Agreement, and subsequently amended in November 2025 pursuant to the Second Amendment, the Company extended delayed-draw term loan commitments (the "Delayed Draw Term Loan Commitments") in the aggregate original principal amount of $30.0 million to The Brand House Collective, Inc. Any loans extended pursuant to the Delayed Draw Term Loan Commitments are convertible by the Company into equity of The Brand House Collective, on the terms set forth in, and subject to further conditions specified in the Amended Credit Agreement. The Delayed Draw Term Loan Commitments require the Company to originate a loan at a floating interest rate plus an agreed margin upon request from the borrower, so long as the conditions specified in the Amended Credit Agreement with respect to the origination of such loan are satisfied.

The Delayed Draw Term Loan Commitments had a notional amount of $20.0 million outstanding at December 31, 2025 and zero at December 31, 2024, respectively. We have elected to record the Delayed Draw Term Loan Commitments at fair value. The fair value of the Delayed Draw Term Loan Commitments is a net liability of $2.8 million at December 31, 2025 and zero at December 31, 2024, respectively, and is included in the Other long-term liabilities line of our consolidated balance sheets.

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

JonesTrading Sales Agreement

We entered into a Capital on DemandTM Sales Agreement (the "Sales Agreement") dated June 10, 2024 with JonesTrading Institutional Services LLC ("JonesTrading"), under which we conducted and may in the future conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading, acting as our sales agent or principal, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. For the year ended December 31, 2025, we sold 16,293,806 shares of our common stock pursuant to the Sales Agreement and have recognized $137.3 million in proceeds, net of $2.8 million of offering costs, including commissions paid to JonesTrading. For the year ended December 31, 2024, we sold 7,002,375 shares of our common stock pursuant to the Sales Agreement and have recognized $43.0 million in proceeds, net of $879,000 of offering costs, including commissions paid to JonesTrading. For the year ended December 31, 2023, we did not sell any shares of our common stock pursuant to the Sales Agreement. As of December 31, 2025, we had $16.0 million remaining available under our "at the market" sales program.

Stock Repurchase Program

On August 17, 2021, we announced that our Board of Directors had approved a stock repurchase program (the "Repurchase Program"), pursuant to which we may, from time to time, purchase shares of our outstanding common stock for an aggregate repurchase price not to exceed $100.0 million at any time through December 31, 2023. On December 21, 2023, we announced that our Board of Directors approved an extension and expansion of the Repurchase Program for an additional two years and expanded the repurchase amount by $50.0 million, for a total repurchase amount of up to $150.0 million of our common stock. The Repurchase Program expired in December 2025.

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

For the year ended December 31, 2025, we repurchased $6.2 million of our common stock under our stock repurchase program at an average price of $6.87 per share. For the years ended December 31, 2024 and 2023, we did not repurchase any shares of our common stock under the Repurchase Program.

Warrants

On September 22, 2025, the Company announced that its Board of Directors had declared a warrant dividend distribution (the "Warrant Distribution") to the record holders of the Company's common stock (the "Common Stock"), in the form of warrants to purchase common stock (the "Warrants"). Holders of Common Stock at the close of business on October 2, 2025 (the "Record Date") received one warrant for each ten shares of Common Stock then owned, rounded down to the nearest whole number. The Warrants were distributed to holders of common stock on the terms and conditions described in the Warrant Agreement, dated as of October 7, 2025, between the Company, Computershare, Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., as Warrant Agent. The Warrants have a cash exercise price of $15.50, and will expire on October 7, 2026, unless the Early Expiration Price Condition (as defined in the Warrant Agreement) is met.

For the year ended December 31, 2025, one warrant was exercised. As of December 31, 2025, 6.9 million Warrants remained outstanding.

17. STOCK-BASED AWARDS

We have equity incentive and compensatory plans that provide for the grant of stock-based awards, including restricted stock and performance shares, to employees and board members. Those plans include the Company's Amended and Restated 2005 Equity Incentive Plan (the "Plan") and the newly adopted Bed Bath & Beyond, Inc. 2025 Employment Inducement Equity Incentive Plan (the "Inducement Plan") (collectively, the "Plans"). Employee accounting applies to equity incentives and compensation granted by the Company to its own employees. When an award is forfeited prior to the vesting date, we recognize an adjustment for the previously recognized expense in the period of the forfeiture.

Stock-based compensation expense is classified within the corresponding operating expense categories on our consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Cost of goods sold	$6	$7	$37
Sales and marketing	332	594	796
Technology	1,747	6,263	8,733
General and administrative	8,768	12,391	13,452
Total stock-based compensation expense	$10,853	$19,255	$23,018

For the year ended December 31, 2025, there was a total $14.8 million of unrecognized compensation cost related to unvested restricted stock units, performance shares, and share options, which is expected to be recognized over a weighted-average period of approximately 2.09 years. At December 31, 2025, 1.1 million shares of stock remained available for future grants under the Plans.

Restricted stock unit awards

The Plans provide for the grant of restricted stock units and other types of equity awards to employees and directors of the Company. The Compensation Committee of the Board of Directors approves grants of restricted stock unit awards to our officers, board members and employees. These restricted stock unit awards generally vest on an annual ratable basis over a period of three to four years. During the year ended December 31, 2025, we granted 1.8 million restricted stock unit awards under the Plan. In addition, during the year ended December 31, 2025, we granted 0.3 million restricted stock unit awards under the Inducement Plan to eligible recipients.

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

Performance Shares

During the year ended December 31, 2025, we granted 0.8 million performance-based shares ("PSUs") to our executive management team under the Plan. For the 2025 PSUs granted, each grant of PSUs is eligible to vest based on achieving three performance metrics, with 50% of the grant subject to achievement of an Adjusted EBITDA goal, 25% of the grant subject to a Gross Margin goal, and the remaining 25% of the grant subject to a Contribution Margin goal, with a potential maximum payout of 135% of the "Target" number of PSUs. In addition, during the year ended December 31, 2025, we granted 0.2 million PSUs under the Inducement Plan to eligible recipients. To the extent any of the PSUs become earned based on the Company's achievement of the three aforementioned performance metrics, such earned PSUs will vest as to one-third of the earned PSUs on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through the vesting date. To be eligible to vest in any tranche of the PSUs, the Company must meet the threshold performance metrics established for the performance period. Expense is recognized as compensation cost based on the fair value on the date of grant over the performance period, taking into account the probability that the Company will satisfy the performance goals.

Stock-based compensation related to the PSUs is included in the stock-based compensation expense table above combined with the expense associated with our restricted stock units, share options, and ESPP. Stock-based compensation related to the PSUs was a credit of $17,000 due to staff-related reductions and $5.9 million for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes restricted stock unit and PSU award activity (in thousands, except fair value data):

	2025		2024		2023
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	1,314	$20.98	984	$29.60	781	$50.17
Granted at fair value	3,035	6.28	1,818	19.73	1,101	20.92
Vested	(366)	23.40	(441)	35.33	(550)	40.27
Forfeited	(946)	13.75	(1,047)	18.89	(348)	31.43
Outstanding—end of year	3,037	$8.21	1,314	$20.98	984	$29.60

Share Options

During the year ended December 31, 2024, we granted a stock option award with market conditions tied to our common stock price, to purchase 2.3 million shares of our common stock to our Executive Chairman and Chief Executive Officer (the "Share Options"). The Share Options will be eligible to vest in three installments upon the achievement of three separate stock price hurdles during the four-year period following the grant date. The weighted-average grant date fair value per share for the Share Options was $3.37. Stock-based compensation related to the Share Options is included in stock-based compensation expense table above combined with the expense associated with our restricted stock units, PSUs, and ESPP. Stock-based compensation related to the Share Options was $3.3 million and $2.4 million for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes Share Options award activity for the year ended December 31, 2025 (in thousands, except fair value data and remaining contractual term):

	Units	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value
Outstanding—beginning of year	2,250	$53.33
Granted at fair value	—	—
Vested	—	—
Forfeited	—	—
Outstanding—end of year	2,250	$53.33	1.36	$—
Vested and expected to vest as of December 31, 2025	2,250	$53.33	1.36	$—
Vested and exercisable as of December 31, 2025	—	$—	—	$—

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

The maximum number of shares of common stock that may be issued under the ESPP in aggregate is 3.0 million shares. For the years ended December 31, 2025, 2024, and 2023, 0.1 million shares, 0.1 million shares, and 0.1 million shares, respectively were purchased at an average price per share of $5.32, $12.23, and $16.25, respectively. At December 31, 2025, approximately 2.5 million shares of common stock remained available under the ESPP.

The ESPP is considered a compensatory plan and the fair value of the discount and the look-back period will be estimated using the Black-Scholes option pricing model and expense will be recognized straight-line over the 24-month offering period. We recognized $0.7 million, $1.1 million and $1.7 million in share-based compensation expense related to the ESPP for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in the stock compensation expense table above combined with the expense associated with our restricted stock units, PSUs, and share options.

18. EMPLOYEE RETIREMENT PLAN

We have a 401(k) defined contribution plan which permits participating employees to defer a portion of their compensation, subject to limitations established by the Internal Revenue Code. During the years ended December 31, 2025, 2024 and 2023, employees who completed 30 days of service and are 18 years of age or older are qualified to participate in the plan on the first of a month following 30 days of service, which matches 100% of the first 6% of each participant's contributions to the plan subject to IRS limits. Matching contributions vest immediately. Participant contributions also vest immediately. Our matching contribution totaled $2.9 million, $4.3 million and $5.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. We made no discretionary contributions to eligible participants for the years ended December 31, 2025, 2024 and 2023, respectively.

19. REVENUE AND CONTRACT LIABILITY

Unearned revenue

Unearned revenue consists of the following (in thousands):

	December 31,
	2025	2024
Unearned product revenue on undelivered product	$11,170	$11,192
In store credits	10,875	11,462
Loyalty program membership fees and reward points	6,429	13,918
Unearned product revenue on unshipped orders	3,911	3,610
Other	2,044	2,913
Total unearned revenue	$34,429	$43,095

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the period (in thousands):

Amount
Unearned revenue at December 31, 2023	$49,597
Increase due to deferral of revenue at period end, net	32,802
Decrease due to beginning contract liabilities recognized as revenue	(39,304)
Unearned revenue at December 31, 2024	43,095
Increase due to deferral of revenue at period end, net	24,725
Decrease due to beginning contract liabilities recognized as revenue	(33,391)
Unearned revenue at December 31, 2025	$34,429

Our total unearned revenue related to outstanding loyalty program rewards was $4.1 million and $11.1 million at December 31, 2025 and 2024, respectively. Breakage income related to loyalty program rewards and gift cards is recognized in Net revenue in our consolidated statements of operations. Breakage included in revenue was $11.1 million, $7.2 million, and $5.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations. At December 31, 2025 and 2024, we had an additional $2.4 million and $4.6 million, respectively, of unearned contract revenue classified within Other long-term liabilities on our consolidated balance sheets.

Sales returns allowance

The following table provides additions to and deduction from the sales returns allowance, which is included in our Accrued liabilities balance in our consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2022	$10,222
Additions to the allowance	121,939
Deductions from the allowance	(123,510)
Allowance for returns at December 31, 2023	8,651
Additions to the allowance	105,353
Deductions from the allowance	(104,478)
Allowance for returns at December 31, 2024	9,526
Additions to the allowance	87,835
Deductions from the allowance	(89,639)
Allowance for returns at December 31, 2025	$7,722

20. INTEREST INCOME, NET

Interest income, net consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Interest income	$6,226	$8,968	$13,769
Interest expense	(1,174)	(2,203)	(1,762)
Total interest income, net	$5,052	$6,765	$12,007

21. OTHER EXPENSE, NET

Other expense, net consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Loss from equity method securities	$(28,628)	$(77,687)	$(140,404)
Gain (loss) on debt securities carried at fair value	1,439	(2,430)	—
Gain on disposal of cryptocurrencies	—	—	6,361
Other	(446)	(672)	(106)
Total other expense, net	$(27,635)	$(80,789)	$(134,149)

22. INCOME TAXES

For financial reporting purposes, loss before income taxes includes the following components (in thousands):

	Year ended December 31,
	2025	2024	2023
United States loss	$(85,491)	$(259,395)	$(267,058)
Foreign income	1,695	1,284	936
Total loss before income taxes	$(83,796)	$(258,111)	$(266,122)

The provision for income taxes for 2025, 2024 and 2023 consists of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$(55)
State and local	50	167	369
Foreign	302	233	58
Total current	352	400	372
Deferred:
Federal	197	119	37,160
State and local	216	118	4,201
Foreign	60	47	(13)
Total deferred	473	284	41,348
Total income taxes:
Federal	197	119	37,105
State and local	266	285	4,570
Foreign	362	280	45
Total provision for income taxes	$825	$684	$41,720

The provision for income taxes for 2025, 2024 and 2023 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal income tax benefit at statutory rate	$(17,597)	21.00%	$(54,203)	21.00%	$(55,886)	21.00%
State income tax expense, net of federal benefit (1)	411	(0.49)	293	(0.11)	4,419	(1.66)
Foreign tax effects	(31)	0.04	112	(0.04)	(78)	0.03
Effect of cross-border tax laws	316	(0.38)	298	(0.12)	(736)	0.28
Tax credits
Federal research and development tax credit	(815)	0.97	(2,071)	0.80	(3,245)	1.22
Changes in federal valuation allowance	16,510	(19.70)	53,962	(20.91)	93,855	(35.27)
Nontaxable or nondeductible items
Stock-based compensation expense	976	(1.16)	684	(0.27)	2,405	(0.90)
Non-deductible executive compensation	1,323	(1.58)	1,286	(0.50)	762	(0.29)
Changes in unrecognized tax benefits	(549)	0.66	54	(0.02)	151	(0.06)
Other	281	(0.34)	269	(0.10)	73	(0.03)
Effective income tax rate	$825	(0.98)%	$684	(0.27)%	$41,720	(15.68)%
 ___________________________________________
(1)    State taxes in California, New York, Oregon, and Texas make up a majority (greater than 50 percent) of the tax effect in this category for the current year.

The amounts of cash income taxes paid, net of refunds for 2025, 2024, and 2023 are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
U.S. federal	$(300)	*	$300
U.S. state and local
California	*	*	(383)
Colorado	*	(29)	*
Connecticut	*	(13)	*
Illinois	(26)	*	*
Kansas	(72)	*	*
Kentucky	*	12	*
Maine	*	(10)	*
Massachusetts	(25)	*	*
Michigan	*	(36)	*
Minnesota	*	(58)	57
New Hampshire	*	(15)	*
New Jersey	*	(152)	140
North Carolina	*	*	26
Oregon	66	51	72
Pennsylvania	(93)	*	48
Texas	79	93	139
Wisconsin	*	(9)	(30)
Other	(11)	4	128
Total U.S. state and local	(82)	(162)	197
Foreign	*	*	*
Total income taxes paid, net of (refunds)	$(382)	$(162)	$497
 ___________________________________________
*    The amount of income taxes paid, net of refunds during the year does not meet the five percent disaggregation threshold.

The components of our deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$110,222	$73,925
Basis difference in equity securities	50,608	53,335
Research and development tax credits	26,837	26,040
Capitalized software development	10,852	33,064
Capital loss carryforward	9,270	—
Unearned revenue	4,766	7,324
Accrued expenses	3,931	3,325
Reserves and other	2,186	2,270
Operating lease liabilities	1,629	1,902
Other tax credits and carryforwards	262	261
Gross deferred tax assets	220,563	201,446
Valuation allowance	(216,444)	(195,742)
Total deferred tax assets	4,119	5,704
Deferred tax liabilities:
Property and equipment, net	(1,610)	(3,378)
Operating lease right-of-use assets	(1,267)	(1,664)
Intangible assets	(1,598)	(487)
Prepaid expenses	(310)	(368)
Total deferred tax liabilities	(4,785)	(5,897)
Total deferred tax assets (liabilities), net	$(666)	$(193)

At December 31, 2025, we have federal net operating loss carryforwards with no expiration date of approximately $438.4 million; the utilization of these net operating loss carryforwards is limited to 80% of taxable income in any given year. We have state net operating loss carryforwards with no expiration date of approximately $139.3 million; the utilization of these net operating loss carryforwards is limited to 80% of taxable income in the state in any given year. We have state net operating loss carryforwards of approximately $225.6 million that expire between 2033 and 2045. We have capital loss carryforwards of approximately $36.5 million that expire between 2027 and 2030.

At December 31, 2025, we have federal research credit carryforwards of approximately $32.1 million that expire between 2031 and 2045. We also have state research credit carryforwards of approximately $9.1 million that expire between 2026 and 2038. Ownership changes under Internal Revenue Code Section 382 could limit the amount of net operating losses or credit carryforwards that can be used in the future.

Each quarter we assess on a jurisdictional basis whether it is more likely than not that our deferred tax assets will be realized under ASC Topic 740. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to recover our deferred tax assets. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. A significant piece of objective negative evidence evaluated as of December 31, 2025, is our cumulative loss position over a three-year period. Such objective negative evidence limits our ability to consider other more subjective evidence such as our projections for future growth. On the basis of this evaluation we intend to maintain a valuation allowance against our deferred tax assets for the U.S. jurisdiction, not supported by reversals of taxable temporary differences. For the year ended December 31, 2025, the total increase in the valuation allowance was $20.7 million. We intend to continue maintaining a valuation allowance on our net U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The amount of the deferred tax asset considered realizable could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

A reconciliation of the beginning and ending unrecognized tax benefits, excluding interest and penalties, as of December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Beginning balance	$15,689	$15,020	$13,488
Additions for tax positions related to the current year	386	1,121	1,258
Additions (reductions) for tax positions taken in prior years	(896)	(452)	274
Ending balance	$15,179	$15,689	$15,020

Included in the balance of unrecognized tax benefits as of December 31, 2025, 2024 and 2023, are approximately $15.2 million, $15.7 million, and $15.0 million, respectively, of tax benefits that, if recognized, and the valuation allowance against our net deferred tax assets were released, would affect the effective tax rate.

Accrued interest and penalties on unrecognized tax benefits as of December 31, 2025 and 2024 were $1.5 million and $1.4 million, respectively.

We are subject to taxation in the United States and various state and foreign jurisdictions. Tax years beginning in 2021 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

As we repatriate foreign earnings for use in the United States, the distributions will generally be exempt from federal and foreign income taxes but may be subject to certain state taxes. As of December 31, 2025, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

23. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders	$(84,621)	$(258,795)	$(307,842)

Denominator:
Weighted average shares of common shares outstanding—basic	60,130	46,542	45,214
Weighted average shares of common shares outstanding—diluted	60,130	46,542	45,214

Net loss per share of common stock:
Basic	$(1.41)	$(5.56)	$(6.81)
Diluted	$(1.41)	$(5.56)	$(6.81)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2025	2024	2023
Restricted stock units, PSUs, and Share Options	2,321	2,647	984
Employee stock purchase plan	222	190	186
Warrants	6,884	—	—

24. BUSINESS SEGMENTS

The Company currently has one reportable segment, which is its Retail business. The reportable segment is comprised of the Company's Bed Bath & Beyond operating segment and Overstock.com operating segment which primarily sells home goods products to customers. Across each operating segment, the Company offers customers similar products, source from overlapping suppliers, the same customer type, have similar distribution methods, and operate under the same regulatory environment. The Company has determined that each of its operating segments share similar economic characteristics and business activities and are aggregated into a single reportable Retail segment. The Bed Bath & Beyond operating segment includes results from its buybuy BABY brand, which are not material to the business and are not separately reviewed by the Chief Operating Decision Maker. The Retail segment primarily derives revenues from e-commerce sales of home furnishing merchandise through its suite of websites and mobile applications.

The accounting policies of the Retail segment are the same as those described in the summary of significant accounting policies. The Chief Operating Decision Maker (CODM), who is the Company's Principal Executive Officer, assesses performance for the Retail segment and decides how to allocate resources based on Operating Income (loss) that also is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheet as Cash and Cash Equivalents.

The CODM uses Operating Income (Loss) to evaluate income generated from segment resources in deciding whether to reinvest profits into the Retail segment or for other uses, such as to make acquisitions or investments. The CODM also uses Operating Income (Loss) to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing bonus metrics.

The following table summarizes the Company's segment revenue, significant segment expenses, other segment items, and segment loss (in thousands):

	Year ended December 31,
	2025	2024	2023
Net revenue	$1,044,616	$1,394,964	$1,561,122
Less:
Cost of goods sold (as adjusted) (1)	786,884	1,104,341	1,193,877
Sales and marketing expense (as adjusted) (1)	142,803	237,389	223,672
Technology expense (as adjusted) (1)	69,004	88,407	90,498
General and administrative (as adjusted) (1)	39,289	55,225	62,346
Customer service and merchant fees	37,324	53,586	52,023
Other segment items (2)	30,525	40,103	82,686
Operating loss	$(61,213)	$(184,087)	$(143,980)
 ___________________________________________
(1)    Significant segment expense categories are adjusted to exclude costs related to depreciation and amortization, stock-based compensation, and brand integration and restructuring costs which are included in the Other segment items line.
(2)    Other segment items includes other operating expense (income), net, depreciation and amortization, stock-based compensation, and brand integration and restructuring costs.

25. SUBSEQUENT EVENTS

The Container Store, Inc.

In January 2026, we purchased, via an amended participation agreement for par/near par trades, an additional portion of the loans issued by The Container Store, Inc. pursuant to the TCS Credit Agreement. The aggregate purchase price for our additional participation in certain loans issued pursuant to the TCS Credit Agreement was $2.2 million. As a result of these transactions, we will participate in the rights to the payment of interest and repayment of the loans and any exercise of rights or remedies related thereto.

Delayed Draw Term Loan Commitments

In the first quarter of 2026, TBHC drew an additional $15.0 million under the Delayed Draw Term Loan Commitments. There is approximately $5.0 million remaining under the Delayed Draw Term Loan Commitments.

Merger Agreement

On January 8, 2026, the Company filed a registration statement on Form S-4 (the "Registration Statement") with the SEC in connection with the proposed Merger (defined below) with TBHC and was declared effective on January 30, 2026.

On November 24, 2025, the Company by and among the Company, Knight Merger Sub II, Inc., a wholly owned subsidiary of the Company, and TBHC, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into TBHC (the "Merger"), with TBHC surviving such Merger as a wholly owned subsidiary of the Company.

Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, no par value, of TBHC (the “TBHC Common Stock”) issued and outstanding immediately prior to the Effective Time (other than treasury shares and any shares of TBHC Common Stock held directly by the Company or Merger Sub) will be converted into the right to receive 0.1993 shares (the “Exchange Ratio”) of a fully paid and non-assessable share of common stock, par value $0.0001 per share, of the Company (the “Company Common Stock”) and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding.

At the Effective Time, (i) each award of TBHC restricted share units (“TBHC RSU”) that is outstanding as of immediately prior to the Effective Time will automatically fully vest and be converted into the right to receive, without interest and subject to applicable withholding taxes, (A) a number of shares of Company Common Stock equal to the number of shares of TBHC subject to the TBHC RSU multiplied by the Exchange Ratio and (B) if applicable, cash in lieu of fractional shares, and (ii) each option to purchase TBHC Common Stock (“TBHC Option”) that is outstanding as of immediately prior to the Effective Time will be automatically converted into the right to receive, without interest and subject to applicable withholding taxes, (A) a number of shares of Company Common Stock equal to the Net Option Share Amount (as defined in the Merger Agreement) applicable to the TBHC Option multiplied by the Exchange Ratio and (B) if applicable, cash in lieu of fractional shares.

The obligation of TBHC and the Company to consummate the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of a number of customary conditions, including: (i) the adoption of the Merger Agreement by TBHC’s shareholders, including the affirmative vote of a majority of the votes cast by Disinterested Shareholders (as defined in the Merger Agreement) at a meeting duly called and held for such purpose; (ii) the Company’s registration statement on Form S-4 to be filed in connection with the Merger having become effective, and the shares of Company Common Stock issuable in the Merger having been approved for listing on the New York Stock Exchange; (iii) at the Company’s election, either (A) the payoff of TBHC’s credit facility with Bank of America, N.A. (the “TBHC ABL”) or (B) the use of commercially reasonable efforts by the Company and TBHC to amend the TBHC ABL in form and substance reasonably acceptable to the Company and TBHC; (iv) the absence of laws or orders restraining the consummation of the Merger; (v) the representations and warranties of TBHC and the Company being true and correct, subject to the materiality standards contained in the Merger Agreement, and TBHC and the Company having complied in all material respects with their respective obligations under the Merger Agreement; and (vi) the absence of any effects that have constituted or resulted in, or would reasonably be expected to constitute or result in, a material adverse effect for TBHC or the Company.

The Merger Agreement contains customary mutual termination rights for TBHC and the Company, including if the Merger is not completed by May 24, 2026 (subject to extension under certain circumstances) (the “Outside Date”), and if the required approval of TBHC’s shareholders is not obtained. The Merger Agreement also contains customary termination rights for the benefit of each party, including (i) if the board of directors of the other party changes its recommendation, (ii) if the board of directors of such party authorizes entry into a definitive agreement relating to a superior proposal and (iii) if the other party breaches its representations, warranties or covenants under the Merger Agreement in a way that would result in a failure of its condition to closing being satisfied (subject to certain procedures and cure periods).

Under the Merger Agreement, TBHC will be required to pay a termination fee to the Company equal to $1,025,300 if the Merger Agreement is terminated in certain circumstances, including if the Merger Agreement is terminated because TBHC’s board of directors has changed its recommendation or if the required approval of TBHC’s shareholders is not obtained.

In the event that the required approval of TBHC’s shareholders is not obtained, TBHC will also reimburse the Company’s expenses in an amount equal to $341,800.

The transaction is expected to close in the second quarter of 2026.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2025
Deferred tax valuation allowance	$195,742	$20,702	$—	$216,444
Allowance for doubtful accounts	2,236	1,860	719	3,377
Year ended December 31, 2024
Deferred tax valuation allowance	$132,105	$63,637	$—	$195,742
Allowance for doubtful accounts	1,298	938	—	2,236
Year ended December 31, 2023
Deferred tax valuation allowance	$21,459	$110,646	$—	$132,105
Allowance for doubtful accounts	3,223	(1,925)	—	1,298

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Bed Bath & Beyond, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Bed Bath & Beyond, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2026

ITEM 9B.    OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On February 18, 2026, the Board adopted the Sixth Amended and Restated Bylaws (the "Amended and Restated Bylaws"), effective immediately. The Amended and Restated Bylaws were updated solely to clarify the pre-existing voting standard to be used with respect to matters other than the election of directors. A copy of the Amended and Restated Bylaws is filed as Exhibit 3.5 to this Annual Report on Form 10-K, and a marked copy of the Amended and Restated Bylaws, showing the clarifying changes, is filed as Exhibit 3.6 to this Annual Report on Form 10-K.

(b) Insider trading arrangements and policies.

In the fourth quarter of 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Part I, Item 1 Business under "Information About Our Executive Officers." We have adopted a Code of Business Conduct and Ethics ("Code"), which applies to all employees of the Company, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. We intend to disclose any amendments to the Code and any waivers granted to our principal executive officer, principal financial officer or principal accounting officer or other persons to the extent required by applicable rules or regulations in the Investor Relations section of our Website, www.beyond.com. We will provide a copy of the Code to any person without any charge upon request in writing addressed to Bed Bath & Beyond, Inc. Attn: Investor Relations, 433 West Ascension Way, 3rd Floor, Murray, UT 84123.

The remaining information required by this Item will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Salt Lake City, Utah, Auditor Firm ID: 185.

The remaining information required by this Item will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

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
(3) Exhibits:
See exhibits listed under Part (b) below.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Asset Purchase Agreement, dated June 12, 2023, by and among Overstock.com, Inc., Bed Bath & Beyond Inc. and certain subsidiaries of Bed Bath & Beyond Inc.	8-K	000-49799	2.1	June 13, 2023

2.2*	Agreement and Plan of Merger, dated as of November 24, 2025, by and among Bed Bath & Beyond, Inc., Knight Merger Sub II, Inc., and The Brand House Collective, Inc.	8-K	000-49799	2.1	November 25, 2025

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49799	3.1	July 29, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-49799	3.2	November 6, 2023

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Beyond, Inc.	8-K	001-41850	3.1	May 24, 2024

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-41850	3.1	August 22, 2025

3.5	Sixth Amended and Restated Bylaws					X

3.6	Marked Sixth Amended and Restated Bylaws					X

4.1	Form of specimen common stock certificate	S-1/A	333-83728	4.1	May 6, 2002

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934					X

4.3	Form of Indenture	S-3ASR	333-280076	4.3	June 10, 2024
4.4	Warrant Agreement (including Form of Warrant), dated October 7, 2025, between the Company, Computershare Inc., a Delaware corporation, and Computershare Trust Company, N.A., as Warrant Agent	S-3	333-290763	4.2	October 8, 2025

10.1(a)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers	10-K	000-49799	10.1	March 18, 2019

10.2(a)	Amended and Restated 2005 Equity Incentive Plan	8-K	000-49799	10.1	May 23, 2023

10.3(a)	Amendment to the Amended and Restated 2005 Equity Incentive Plan	8-K	001-41850	10.1	May 24, 2024

10.4(a)	Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Beyond, Inc. Amended and Restated 2005 Equity Incentive Plan *	10-Q	001-41850	10.1	May 8, 2024

10.5(a)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Beyond, Inc. Amended and Restated 2005 Equity Incentive Plan	10-Q	001-41850	10.4	July 31, 2024

10.6(a)	Executive Chairman Performance Award Grant Notice and Award Agreement	8-K	001-41850	10.2	May 24, 2024

10.7(a)	Summary of Unwritten Compensation Arrangements Applicable to Non-Employee Directors of Bed Bath & Beyond, Inc.					X

10.8	Key Employee Severance Plan	8-K	000-49799	10.1	March 24, 2023

10.9	Transaction Agreement, dated as of January 25, 2021, by and among Overstock.com, Inc., Medici Ventures, Inc., Pelion MV GP, L.L.C. and Pelion, Inc., as guarantor	8-K	000-49799	10.1	January 25, 2021

10.10	Medici Ventures, L.P. Limited Partnership Agreement, dated as of April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C.	8-K	000-49799	10.1	April 26, 2021

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	First Amendment, dated August 30, 2021, to the Medici Ventures, L.P. Limited Partnership Agreement, dated April 23, 2021, between Overstock.com, Inc., and Pelion MV GP, L.L.C.	10-Q	000-49799	10.1	November 4, 2021

10.12(a)	2021 Employee Stock Purchase Plan	DEF 14A	000-49799	Annex A	March 25, 2021

10.13(a)	Corrected Employment Letter Agreement between Beyond, Inc. and Adrianne Lee, dated as of August 19, 2025	10-Q	001-41850	10.5	October 27, 2025

10.14	Term Loan Credit Agreement by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto, dated as of October 21, 2024	10-K	001-41850	10.18	February 25, 2025

10.15	Subscription Agreement by and between Kirkland’s, Inc. and Beyond, Inc., dated as of October 21, 2024,	10-K	001-41850	10.19	February 25, 2025

10.16	Investor Rights Agreement by and between Kirkland’s, Inc. and Beyond, Inc., dated as of October 21, 2024	10-K	001-41850	10.20	February 25, 2025

10.17	Collaboration Agreement by and between Kirkland’s, Inc. and Beyond, Inc., dated as of October 21, 2024	10-K	001-41850	10.21	February 25, 2025

10.18	Trademark License Agreement by and between Kirkland’s, Inc. and Beyond, Inc., dated as of October 21, 2024	10-K	001-41850	10.22	February 25, 2025

10.19	Loan and Security Agreement among BMO Bank N.A., as Lender, Beyond, Inc., as Borrower, and the other parties thereto, dated as of October 18, 2024	10-K	001-41850	10.23	February 25, 2025

10.20	Revolving Note dated October 18, 2024	10-K	001-41850	10.24	February 25, 2025

10.21(a)	Employment Letter Agreement between Beyond, Inc. and Leah Putnam, dated March 10, 2025	10-Q	001-41850	10.2	April 29, 2025

10.22(a)	Employment Letter Agreement between Beyond, Inc. and Alexander Thomas, dated March 10, 2025	10-Q	001-41850	10.3	April 29, 2025

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23	Amended and Restated Term Loan Credit Agreement, dated as of May 7, 2025, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto.	8-K	000-49799	10.1	May 12, 2025

10.24	Letter Amendment to Subscription Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc.	8-K	000-49799	10.2	May 12, 2025

10.25	Amended and Restated Investor Rights Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc.	8-K	000-49799	10.3	May 12, 2025

10.26	Asset Purchase Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc.	8-K	000-49799	10.4	May 12, 2025

10.27	Amended and Restated Collaboration Agreement, dated as of May 7, 2025 by and between Kirkland’s, Inc. and Beyond, Inc.	8-K	000-49799	10.5	May 12, 2025

10.28	License Agreement Letter Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc.	8-K	000-49799	10.6	May 12, 2025

10.29	Amendment to the Amended and Restated Beyond, Inc. 2005 Equity Incentive Plan	8-K	000-49799	10.1	May 21, 2025

10.30	Amendment No. 1 to the Amended and Restated Term Loan Credit Agreement, dated as of September 15, 2025, by and between Kirkland's Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Bed Bath & Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto.	10-Q	001-41850	10.1	October 27, 2025

10.31	Amendment No. 1 to Asset Purchase Agreement, dated as of September 15, 2025, by and between Bed Bath & Beyond, Inc., as Purchaser, and The Brand House Collective, Inc., as Seller	10-Q	001-41850	10.2	October 27, 2025

10.32	Second Amended and Restated Trademark License Agreement, dated as of September 15, 2025, by and between Bed Bath & Beyond, Inc., as Licensor, and The Brand House Collective, Inc., as Licensee	10-Q	001-41850	10.3	October 27, 2025

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.33	Amendment to Loan and Security Agreement, dated as of September 30, 2025, among BMO Bank N.A., as Lender, and Bed Bath & Beyond, Inc., as Borrower	10-Q	001-41850	10.4	October 27, 2025

10.34(a)	Bed Bath & Beyond, Inc. 2025 Employment Inducement Equity Incentive Plan.	8-K	000-49799	10.1	November 14, 2025

10.35*(a)	Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Bed Bath & Beyond, Inc. 2025 Employment Inducement Equity Incentive Plan					X

10.36(a)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Bath & Beyond, Inc. 2025 Employment Inducement Equity Incentive Plan					X

10.37(a)	Employment Agreement, dated as of January 19, 2026, between Bed Bath & Beyond, Inc. and Marcus Lemonis					X

10.38(a)	Employment Letter Agreement between Bed Bath & Beyond, Inc. and Rick Lockton, dated as of October 23, 2025					X

10.39	Amendment No. 2 to Amended and Restated Term Loan Credit Agreement, dated as of November 24, 2025, entered into by and among Kirkland’s Stores, Inc., a Tennessee corporation, as Lead Borrower, the other Loan Parties party thereto, the lenders party thereto and Bed Bath & Beyond, Inc., as Administrative Agent and Collateral Agent.	8-K	000-49799	10.1	November 25, 2025

19	Insider Trading Policy	10-K	001-41850	19	February 25, 2025

21	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of Ernst & Young related to Exhibit 99.1					X

23.3	Consent of Ernst & Young related to Exhibit 99.2					X

23.4	Consent of Baker Tilly related to Exhibit 99.3					X

24	Powers of Attorney (see signature page)					X

31.1	Certification of Principal Executive Officer					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

97	Incentive Compensation Recovery Policy	10-K	001-41850	97	February 23, 2024

99.1	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2023	10-K	001-41850	99.3	February 23, 2024

99.2	Audited financial statements of Medici Ventures, L.P. as of and for the period ended September 30, 2024	10-K	001-41850	99.3	February 25, 2025

99.3	Audited financial statements of tZERO Group, Inc. as of and for the periods ended December 31, 2023 and 2022	10-K/A	001-41850	99.5	October 31, 2024

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025, 2024, and 2023; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2025, 2024, and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and (vi) Notes to Consolidated Financial Statements
						X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101)					X
__________________________________________
*Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Reporting Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
(a)Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2026.

BED BATH & BEYOND, INC.
By:	/s/ MARCUS A. LEMONIS
Marcus A. Lemonis
Executive Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Marcus A. Lemonis and Adrianne B. Lee, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ MARCUS A. LEMONIS	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2026
Marcus A. Lemonis

/s/ ADRIANNE B. LEE	President and Chief Financial Officer (Principal Financial Officer)	February 24, 2026
Adrianne B. Lee

/s/ LEAH PUTNAM	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026
Leah Putnam

/s/ JOANNA C. BURKEY	Director	February 24, 2026
Joanna C. Burkey

/s/ BARCLAY F. CORBUS	Director	February 24, 2026
Barclay F. Corbus

/s/ JOSEPH J. TABACCO, JR.	Director	February 24, 2026
Joseph J. Tabacco, Jr.

/s/ ROBERT J. SHAPIRO	Director	February 24, 2026
Robert J. Shapiro

/s/ WILLIAM B. NETTLES, JR.	Director	February 24, 2026
William B. Nettles, Jr.

/s/ DEBRA G. PERELMAN	Director	February 24, 2026
Debra G. Perelman