Form 10-Q
period 2026-03-31
BED BATH & BEYOND, INC.
filed 2026-04-27
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026

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

73,938,495 shares of the registrant's common stock, par value $0.0001, were outstanding on April 24, 2026.

BED BATH & BEYOND, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2026

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
•Regulatory changes or actions may alter the nature of an investment in us or restrict the use of digital assets, including tokens or blockchain technology in a manner that adversely affects our business, prospects and operations.
•The merger with The Container Store Holdings, LLC may not be completed and the TCS Merger Agreement (as defined herein) may be terminated in accordance with its terms.
•Combining our business with that of The Brand House Collective, Inc. ("TBHC") (and if the TCS Merger is completed, that of TCS) may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the merger with TBHC (and, if completed, the TCS Merger), which may adversely affect the combined company's business results and negatively affect the value of the combined company's common stock.

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this report and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026, especially under the headings "Special Cautionary Note Regarding Forward-Looking Statements," "Summary of Risk Factors," "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results and outcomes to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events. Our forward-looking statements contained in this report speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements are based.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Bed Bath & Beyond, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$135,829	$175,295
Restricted cash	26,673	26,924
Accounts receivable, net of allowance for credit losses of $2,752 and $3,377	24,005	20,829
Inventories	496	5,162
Prepaids and other current assets	9,713	11,905
Total current assets	196,716	240,115
Property and equipment, net	12,586	13,712
Intangible assets, net	45,079	45,140
Goodwill	6,160	6,160
Equity securities, including securities measured at fair value of $25,382 and $26,903	64,236	66,641
Operating lease right-of-use assets	4,937	5,156
Other long-term assets, net, including securities measured at fair value of $68,943 and $42,394	74,740	48,554
Total assets	$404,454	$425,478
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$91,532	$89,992
Accrued liabilities	47,480	51,297
Unearned revenue	34,639	34,429
Operating lease liabilities, current	946	928
Short-term debt, net	15,500	15,500
Total current liabilities	190,097	192,146
Operating lease liabilities, non-current	5,404	5,643
Other long-term liabilities, including commitments measured at fair value of $0 and $2,766	6,500	9,745
Total liabilities	$202,001	$207,534
Commitments and contingencies (Note 9)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	March 31, 2026	December 31, 2025
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	$—	$—
Common stock, $0.0001 par value, authorized shares - 100,000
Issued shares - 77,045 and 76,358
Outstanding shares - 69,355 and 68,863	8	8
Additional paid-in capital	1,241,225	1,239,338
Accumulated deficit	(859,109)	(842,711)
Accumulated other comprehensive loss	(2,574)	(2,574)
Treasury stock at cost - 7,690 and 7,495	(177,458)	(176,478)
Equity attributable to stockholders of Bed Bath & Beyond, Inc.	202,092	217,583
Equity attributable to noncontrolling interests	361	361
Total stockholders' equity	202,453	217,944
Total liabilities and stockholders' equity	$404,454	$425,478

See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2026	2025
Net revenue	$247,755	$231,748
Cost of goods sold	188,557	173,616
Gross profit	59,198	58,132
Operating expenses
Sales and marketing	32,310	31,290
Technology	21,214	26,718
General and administrative	14,863	14,314
Customer service and merchant fees	9,018	9,357
Other operating income, net	—	(336)
Total operating expenses	77,405	81,343
Operating loss	(18,207)	(23,211)
Interest income, net	1,729	762
Other income (expense), net	329	(17,269)
Loss before income taxes	(16,149)	(39,718)
Provision for income taxes	249	194
Net loss	$(16,398)	$(39,912)
Net loss per share of common stock:
Basic	$(0.24)	$(0.74)
Diluted	$(0.24)	$(0.74)
Weighted average shares of common stock outstanding:
Basic	69,049	53,661
Diluted	69,049	53,661

See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended March 31,
	2026	2025
Equity attributable to stockholders of Bed Bath & Beyond, Inc.
Shares of common stock issued
Balance at beginning of period	76,358	59,560
Common stock issued upon vesting of restricted stock	620	275
Common stock issued for ESPP purchases	67	91
Common stock sold through offerings	—	3,487
Balance at end of period	77,045	63,413
Shares of treasury stock
Balance at beginning of period	7,495	6,491
Tax withholding upon vesting of employee stock awards	195	90
Balance at end of period	7,690	6,581
Total shares of common stock outstanding	69,355	56,832
Common stock
Balance at beginning of period	$8	$5
Common stock sold through offerings	—	1
Balance at end of period	$8	$6
Additional paid-in capital
Balance at beginning of period	$1,239,338	$1,072,869
Stock-based compensation to employees and directors	1,533	1,094
Common stock issued for ESPP purchases	354	509
Common stock sold through offerings, net	—	19,471
Balance at end of period	$1,241,225	$1,093,943
Accumulated deficit
Balance at beginning of period	$(842,711)	$(740,466)
Net loss	(16,398)	(39,912)
Balance at end of period	$(859,109)	$(780,378)
Accumulated other comprehensive loss
Balance at beginning and end of period	$(2,574)	$—
Treasury stock
Balance at beginning of period	$(176,478)	$(169,676)
Tax withholding upon vesting of employee stock awards	(980)	(527)
Balance at end of period	$(177,458)	$(170,203)
Total equity attributable to stockholders of Bed Bath & Beyond, Inc.	$202,092	$143,368

Equity attributable to noncontrolling interests
Total equity attributable to noncontrolling interests	$361	$—

Total stockholders' equity	$202,453	$143,368

See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,398)	$(39,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,204	4,844
Non-cash operating lease cost	219	727
Stock-based compensation to employees and directors	1,533	1,094
Loss from equity method securities	2,405	17,073
Other non-cash adjustments	(3,055)	(136)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,176)	(2,225)
Inventories	4,666	(13,042)
Prepaids and other current assets	2,518	2,167
Other long-term assets, net	22	(125)
Accounts payable	640	(4,087)
Accrued liabilities	(3,810)	(14,302)
Unearned revenue	210	(2,288)
Operating lease liabilities	(221)	(662)
Other long-term liabilities	(553)	(47)
Net cash used in operating activities	(11,796)	(50,921)
Cash flows from investing activities:
Disbursement for notes receivable	(26,168)	—
Expenditures for property and equipment	(1,027)	(1,181)
Purchase of intangible assets	(100)	(5,214)
Purchase of equity securities	—	(8,000)
Proceeds from the sale of intangible assets	—	1,250
Net cash used in investing activities	(27,295)	(13,145)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	19,472
Payments of taxes withheld upon vesting of employee stock awards	(980)	(527)
Other financing activities, net	354	509
Net cash (used in) provided by financing activities	(626)	19,454
Net decrease in cash, cash equivalents, and restricted cash	(39,717)	(44,612)
Cash, cash equivalents, and restricted cash, beginning of period	202,219	186,093
Cash, cash equivalents, and restricted cash, end of period	$162,502	$141,481

See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Bed Bath & Beyond, Inc. is an e-commerce-focused retailer with an affinity model that owns or has ownership interests in various brands, offering a comprehensive array of products and services that enable its customers to enhance everyday life through quality, style, and value. The Company currently owns Bed Bath & Beyond, Overstock, buybuy BABY, and now the Kirkland's and Kirkland's Home brands, as well as other related brands and websites and a blockchain asset portfolio inclusive of tZERO, GrainChain, and other assets.

As used herein, "Bed Bath & Beyond," "the Company," "we," "our" and similar terms include Bed Bath & Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to the Company's significant accounting policies disclosed in Note 2—Accounting Policies and Supplemental Disclosures, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, except as disclosed below.

The accompanying unaudited consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries and other subsidiaries for which the Company exercises control, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the Company's opinion, necessary for a fair presentation of results for the interim periods presented. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

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

Debt securities carried at fair value

On May 7, 2025, the Company entered into an Amended and Restated Term Loan Credit Agreement (the "Amended and Restated Credit Agreement"), which amended and restated the secured Term Loan Credit Agreement ("Existing Credit Agreement") entered on October 21, 2024 and pursuant to which the Company provided The Brand House Collective, Inc. (formerly known as Kirkland's Inc.) ("The Brand House Collective") with an additional term loan in an approximate aggregate original principal amount of $5.2 million (the "Additional Term Loan") and obligations arising under the Existing Credit Agreement in the aggregate amount of $8.5 million were rolled into the Amended and Restated Credit Agreement as obligations thereunder (collectively, the "Notes"). On September 15, 2025, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (such amendment, the "First Amendment"). Pursuant to the terms of the First Amendment, new delayed-draw term loan commitments in an aggregate original principal amount of $20.0 million (the "Delayed Draw Term Loan Commitments") were established. On November 24, 2025, the Company entered into Amendment No. 2 to the Amended and Restated Credit Agreement (such amendment, the "Second Amendment" and the Amended and Restated Credit Agreement, as amended by the First Amendment and the Second Amendment, the "Amended Credit Agreement") pursuant to which the Company agreed to increase the Delayed Draw Term Loan Commitments by $10.0 million, to an aggregated principal amount of $30.0 million. As of March 31, 2026, an aggregate of $30.0 million had been drawn under the Delayed Draw Term Loan Commitments (the "Delayed Draw Notes").

In connection with the TBHC Merger (as defined below), The Brand House Collective's senior lender, Bank of America, N.A. entered into a consent to the TBHC Merger (the "BoA Consent"). The terms of the BoA Consent render inapplicable the previously-disclosed (i) limitations on the Company's ownership of The Brand House Collective stock and (ii) Amended Credit Agreement provisions whereby the Company may convert into equity the obligations owing to the Company pursuant to the Notes.

The Company has elected to present the Notes and Delayed Draw Notes at fair value, which totaled $44.2 million and $24.0 million at March 31, 2026 and December 31, 2025, respectively. The balance of the Notes and Delayed Draw Notes are included in Other long-term assets, net on the Company's consolidated balance sheets.

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

As a result of these transactions in the second and third quarters of 2025, the Company recognized the amounts of contributions attributable to the noncontrolling interests on the Company's consolidated balance sheets. At March 31, 2026 and December 31, 2025, the Company's equity attributable to noncontrolling interests totaled $0.4 million for both periods presented. For the three months ended March 31, 2026 and 2025, there was no activity attributable to noncontrolling interests.

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

3. FAIR VALUE MEASUREMENT

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$22,920	$22,920	$—	$—
Equity securities, at fair value	25,382	8,307	—	17,075
Available-for-sale debt securities (1)	24,786	—	—	24,786
Debt securities, at fair value (1)	44,157	—	44,157	—
Total assets	$117,245	$31,227	$44,157	$41,861

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$22,717	$22,717	$—	$—
Equity securities, at fair value	26,903	9,828	—	17,075
Available-for-sale debt securities (1)	18,417	—	—	18,417
Debt securities, at fair value (1)	23,977	—	23,977	—
Total assets	$92,014	$32,545	$23,977	$35,492
Liabilities:
Loan commitments, at fair value (2)	$2,766	$—	$—	$2,766
Total liabilities	$2,766	$—	$—	$2,766
___________________________________________
(1)    Included in Other long-term assets, net in the consolidated balance sheets.
(2)    Included in Other long-term liabilities in the consolidated balance sheets.

The following table provides activity for the Company's Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2024	$47,439
Increase due to purchases of Level 3 investments	16,266
Transfers out of Level 3 investments	(20,046)
Decrease in fair value of Level 3 investments	(8,711)
Accrued interest on Level 3 investments	544
Level 3 investments at December 31, 2025	35,492
Increase due to purchases of Level 3 investments	6,168
Accrued interest, net on Level 3 investments	201
Level 3 investments at March 31, 2026	$41,861

The following table provides activity for the Company's Level 3 liabilities (in thousands):

Amount
Level 3 liabilities at December 31, 2024	$—
Fair value of Level 3 liabilities assumed	2,766
Level 3 liabilities at December 31, 2025	2,766
Derecognition of Level 3 liabilities assumed	(2,766)
Level 3 liabilities at March 31, 2026	$—

During the three months ended March 31, 2026, an additional $20.0 million was drawn under the Delayed Draw Term Loan Commitments, which resulted in the derecognition of the loan commitment as all available balance had been drawn.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer hardware and software, including internal-use software and website development	$187,407	$186,022
Furniture and equipment	1,731	1,630
Leasehold improvements	1,140	1,159
	190,278	188,811
Less: accumulated depreciation	(177,692)	(175,099)
Total property and equipment, net	$12,586	$13,712

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended March 31,
	2026	2025
Capitalized internal-use software and website development	$1,373	$1,348
Depreciation of internal-use software and website development	2,722	3,389

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cost of goods sold	$—	$73
Technology	2,953	4,463
General and administrative	89	89
Total depreciation	$3,042	$4,625

5. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Intangible assets subject to amortization, gross (1)	$5,645	$5,645
Less: accumulated amortization of intangible assets	(3,974)	(3,813)
Intangible assets subject to amortization, net	1,671	1,832
Intangible assets not subject to amortization	43,408	43,308
Total intangible assets, net	$45,079	$45,140
___________________________________________
(1)    At March 31, 2026, the weighted average remaining useful life for intangible assets subject to amortization, gross was 2.1 years.

6. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Equity securities accounted for under the equity method under ASC 323	$38,854	$39,738
Equity securities accounted for under the fair value option	25,382	26,903
Total equity securities	$64,236	$66,641

The Company's equity securities accounted for under the equity method under ASC 323 and fair value option include equity securities in which the Company can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity.

The following table includes the Company's equity securities and related ownership interest as of March 31, 2026:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	26%
The Brand House Collective, Inc.	40%
Zulily Newco	25%

On April 2, 2026, we completed the previously announced acquisition of The Brand House Collective, Inc. and now effectively own 100% of The Brand House Collective's outstanding shares of common stock. See Note 16—Subsequent Events for further information.

The carrying amount of the Company's equity method securities was $64.2 million at March 31, 2026, which is included in Equity securities on the consolidated balance sheets, of which $25.4 million was valued under the fair value option (tZERO, The Brand House Collective, and Zulily Newco). Equity securities in The Brand House Collective are carried at fair value based on Level 1 inputs. The aggregate fair value of the equity securities in The Brand House Collective at March 31, 2026, was $8.3 million. For the equity method investments, there was no difference in the carrying amount of the assets and liabilities and the maximum exposure to loss, and there was no difference between the carrying amount of the investment in Medici Ventures, L.P., and the amount of underlying equity the Company has in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in Other income (expense), net in the consolidated statements of operations (in thousands):

	Three months ended March 31,
	2026	2025
Net loss recognized on our proportionate share of the net assets of our equity method securities	$(884)	$(4,205)
Decrease in fair value of equity method securities held under fair value option	(1,521)	(12,868)

Regulation S-X Rule 10-01(b)(1)

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered "significant subsidiaries". Summarized income statement information of an equity method investee is required in an interim report if the significance criteria are met as defined under SEC guidance. For the periods ended March 31, 2026 and 2025, none of the Company's equity method investees met the significance criteria.

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

As of March 31, 2026, the Company had $9.5 million of outstanding standby letter of credits under the Revolving Note. As of March 31, 2026, the outstanding balance on the line of credit was $15.5 million. The total outstanding debt on the line of credit is included in Short-term debt, net on the consolidated balance sheets.

The Loan Agreement is subject to limited affirmative covenants and negative covenants, including the requirement that the Company maintain cash in the Cash Collateral Account in an amount that is three percent greater than BMO's aggregate commitments under the Loan Agreement. As of March 31, 2026, the Company was in compliance with its debt covenants and continues to monitor ongoing compliance with the debt covenants.

8. LEASES

The Company has operating leases for office space and a data center. The Company's leases have remaining lease terms of one year to seven years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year. Variable lease costs include executory costs, such as taxes, insurance, and maintenance.

The components of lease expenses were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease cost	$318	$912
Variable lease cost	12	309

The following table provides a summary of other information related to leases (in thousands):

	Three months ended March 31,
	2026	2025
Cash payments included in operating cash flows from lease arrangements	$321	$851

The following table provides supplemental balance sheet information related to leases:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term—operating leases	6.63 years	6.76 years
Weighted-average discount rate—operating leases	7%	7%

Maturity of lease liabilities under non-cancellable operating leases as of March 31, 2026, are as follows (in thousands):

Payments due by period	Amount
2026 (Remainder)	$961
2027	1,148
2028	1,099
2029	1,132
2030	1,040
Thereafter	2,457
Total lease payments	7,837
Less interest	1,487
Present value of lease liabilities	$6,350

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

The Company establishes liabilities when a particular contingency is probable and estimable which are included in Accrued liabilities on the consolidated balance sheets. At March 31, 2026 and December 31, 2025, the Company's established liabilities were not material.

Delayed Draw Term Loan Commitments

In September 2025, and subsequently amended in November 2025 pursuant to the Second Amendment, the Company extended delayed-draw term loan commitments (the "Delayed Draw Term Loan Commitments") in the aggregate original principal amount of $30.0 million to The Brand House Collective, Inc. Any loans extended pursuant to the Delayed Draw Term Loan Commitments are convertible by the Company into equity of The Brand House Collective, on the terms set forth in, and subject to further conditions specified in the Amended Credit Agreement. The Delayed Draw Term Loan Commitments require the Company to originate a loan at a floating interest rate plus an agreed margin upon request from the borrower, so long as the conditions specified in the Amended Credit Agreement with respect to the origination of such loan are satisfied.

At March 31, 2026, the Delayed Draw Term Loan Commitments had $30.0 million outstanding with $0 available to draw. At December 31, 2025, the Delayed Draw Term Loan Commitments had $10.0 million outstanding with $20.0 million available to draw. At the end of both periods, the Delayed Draw Term Loan Commitment was a total of $30.0 million. We have elected to record the Delayed Draw Term Loan Commitments at fair value. The fair value of the Delayed Draw Term Loan Commitments is a net liability of $0 at March 31, 2026 and $2.8 million at December 31, 2025, respectively, and is included in the Other long-term liabilities line of our consolidated balance sheets.

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

JonesTrading Sales Agreement

The Company entered into a Capital on DemandTM Sales Agreement (the "Sales Agreement") dated June 10, 2024 with JonesTrading Institutional Services LLC ("JonesTrading"), under which the Company has conducted and may in the future conduct "at the market" public offerings of its common stock. Under the Sales Agreement, JonesTrading, acting as the Company's sales agent or principal, may offer the Company's common stock in the market on a daily basis or otherwise as the Company requests from time to time. The Company has no obligation to sell shares under the Sales Agreement, but it may do so from time to time. For the three months ended March 31, 2026, the Company did not sell any shares of its common stock pursuant to the Sales Agreement. For the three months ended March 31, 2025, the Company sold 3,486,895 shares of its common stock pursuant to the Sales Agreement and has recognized $19.5 million in proceeds, net of $0.4 million of offering costs, including commissions paid to JonesTrading. As of March 31, 2026, the Company had $16.0 million remaining available under its "at the market" sales program.

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

For the three months ended March 31, 2026, 163 warrants were exercised. As of March 31, 2026, 6.9 million Warrants remained outstanding.

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

Stock-based compensation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cost of goods sold	$—	$1
Sales and marketing	70	103
Technology	354	57
General and administrative	1,108	933
Customer service and merchant fees	1	—
Total stock-based compensation	$1,533	$1,094

Restricted stock unit awards

The Company's Amended and Restated 2005 Equity Incentive Plan (the "Plan") provides for the grant of restricted stock units and other types of equity awards to employees and directors of the Company. The Compensation Committee of the Board of Directors approves grants of restricted stock unit awards to the Company's officers, board members, and employees. These restricted stock unit awards generally vest over a period of three years to four years, subject to the recipient's continuing service to us.

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

Performance Shares

Performance-based shares ("PSUs") granted to the Company's executive management team under the Plan are eligible to vest based on achieving specific performance metrics. To the extent any of the PSUs become earned based on the Company's achievement of the aforementioned performance metrics, such earned PSUs will vest as to one-third of the earned PSUs on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through the vesting date. To be eligible to vest in any tranche of the PSUs, the Company must meet the threshold performance metrics established for the performance period. Expense is recognized as compensation cost based on the fair value on the date of grant over the performance period, taking into account the probability that the Company will satisfy the performance goals.

Stock-based compensation related to the PSUs is included in the stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, performance share options, and employee stock purchase plan. Stock-based compensation related to the PSUs were credits of $0.6 million and $2.1 million due to staff-related reductions for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes restricted stock unit and PSU award activity (in thousands, except per share data):

	Three months ended March 31, 2026
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	3,037	$8.21
Granted at fair value	219	4.87
Vested	(620)	9.65
Forfeited	(498)	8.59
Outstanding—end of period	2,138	$7.27

Share Options

Stock-based compensation related to the Performance Share Option is included in stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, PSUs, and employee stock purchase plan. Stock-based compensation related to the performance share options was $0.6 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes Share Options award activity for the three months ended March 31, 2026 (in thousands, except fair value data and remaining contractual term):

	Units	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value
Outstanding—beginning of year	2,250	$53.33
Granted at fair value	—	—
Vested	—	—
Forfeited	(500)	45.00
Outstanding—end of period	1,750	$55.71	1.46	$—
Vested and expected to vest as of March 31, 2026	1,750	$55.71	1.46	$—
Vested and exercisable as of March 31, 2026	—	$—	—	$—

Employee Stock Purchase Plan

Purchases under the 2021 Employee Stock Purchase Plan (the "ESPP") during the three months ended March 31, 2026 and 2025 were 67,219 shares and 90,921 shares, respectively, at an average purchase price per share of $4.53 and $5.43, respectively. At March 31, 2026, approximately 2.5 million shares of common stock remained available under the ESPP.

Stock-based compensation related to the ESPP is included in the stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, PSUs, and performance share options. Stock-based compensation related to the ESPP was $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

13. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2024	$43,095
Increase due to deferral of revenue at period end, net	24,725
Decrease due to beginning contract liabilities recognized as revenue	(33,391)
Unearned revenue at December 31, 2025	34,429
Increase due to deferral of revenue at period end, net	18,517
Decrease due to beginning contract liabilities recognized as revenue	(18,307)
Unearned revenue at March 31, 2026	$34,639

The Company's total unearned revenue related to outstanding loyalty program rewards was $3.9 million and $4.1 million at March 31, 2026 and December 31, 2025, respectively. Breakage income related to loyalty program rewards and gift cards is recognized in Net revenue in the consolidated statements of operations. Breakage included in revenue was $0.9 million and $6.6 million for the three months ended March 31, 2026 and 2025, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations. At March 31, 2026 and December 31, 2025, the Company had an additional $2.4 million and $2.4 million, respectively, of unearned contract revenue classified within Other long-term liabilities on the consolidated balance sheets.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in the Accrued liabilities balance in the consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2024	$9,526
Additions to the allowance	87,835
Deductions from the allowance	(89,639)
Allowance for returns at December 31, 2025	7,722
Additions to the allowance	18,647
Deductions from the allowance	(20,327)
Allowance for returns at March 31, 2026	$6,042

14. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(16,398)	$(39,912)

Denominator:
Weighted average shares of common stock outstanding—basic	69,049	53,661
Weighted average shares of common stock outstanding—diluted	69,049	53,661

Net loss per share of common stock:
Basic	$(0.24)	$(0.74)
Diluted	$(0.24)	$(0.74)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2026	2025
Restricted stock units, PSUs, and Share Options	3,091	2,579
Employee Stock Purchase Plan	211	405
Warrants	6,884	—

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

The following table summarizes the Company's segment revenue, significant segment expenses, other segment items, and segment loss (in thousands):

	Three months ended March 31,
	2026	2025
Net revenue	$247,755	$231,748
Less:
Cost of goods sold (as adjusted) (1)	188,557	173,432
Sales and marketing expense (as adjusted) (1)	32,223	31,107
Technology expense (as adjusted) (1)	17,113	19,836
General and administrative (as adjusted) (1)	8,705	11,249
Customer service and merchant fees (as adjusted) (1)	9,017	9,357
Other segment items (2)	10,347	9,978
Operating loss	$(18,207)	$(23,211)
 ___________________________________________
(1)    Significant segment expense categories are adjusted to exclude costs related to depreciation and amortization, stock-based compensation, acquisition-related costs, and brand integration and restructuring costs which are included in the Other segment items line.
(2)    Other segment items includes other operating income, net, depreciation and amortization, stock-based compensation, acquisition-related costs, and brand integration and restructuring costs.

16. SUBSEQUENT EVENTS

Merger Agreement with The Container Store Holdings, LLC

On April 2, 2026 (the “Effective Date”), the Company entered into an Agreement and Plan of Merger (the “TCS Merger Agreement”) by and among the Company, Falcon Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“TCS Merger Sub”) and The Container Store Holdings, LLC, a Delaware limited liability company (“TCS”), pursuant to which, subject to the terms and conditions set forth therein, TCS Merger Sub will merge with and into TCS (the “TCS Merger”), with TCS surviving such TCS Merger as a wholly owned subsidiary of the Company (the “Surviving Entity”).

Pursuant to the terms of the TCS Merger Agreement, the aggregate consideration to be delivered at closing is expected to be approximately $150 million (the “Purchase Price”), subject to certain adjustments and structural considerations as set forth in the TCS Merger Agreement. The consideration will consist of a combination of (i) senior convertible notes of the Company with an aggregate principal amount of at least $54.0 million, subject to adjustment, and (ii) shares of the Company’s common stock, subject to certain limitations, including an equity issuance cap. To the extent such equity issuance cap is exceeded, additional consideration will be delivered in the form of senior convertible notes. The TCS merger consideration (as defined in the TCS Merger Agreement) may be paid to TCS equityholders or, under certain circumstances, to TCS lenders in satisfaction of outstanding indebtedness.

The completion of the TCS Merger is subject to customary closing conditions, including, among others, (i) the absence of legal restraints, (ii) receipt of required lender approvals or the completion of an alternative restructuring transaction, (iii) the receipt of specified financing, (iv) the delivery of audited financial statements of TCS, and (v) the accuracy of representations and warranties and compliance with covenants by the parties.

In connection with the TCS Merger Agreement, the Company also entered into related agreements, including a transaction support agreement with certain equityholders and lenders of TCS, a put agreement with certain lenders, and commitments to provide, from time to time, incremental term loans to TCS in an aggregate amount not to exceed $30.0 million, subject to the conditions of the TCS Merger Agreement. In no event shall the Company be required to provide any such loans until an aggregate principal amount of $30.0 million of 2026-2 Priming Super Senior Term Loans shall have been funded by the Term Loan Creditors.

The TCS Merger Agreement may be terminated under certain circumstances, including by either party if the transaction has not been completed by July 31, 2026 (subject to extension in certain circumstances), or upon certain breaches, mutual consent, or the occurrence of legal restraints. The transaction is expected to close in the third quarter of 2026.

Completion of the Acquisition of The Brand House Collective, Inc.

On April 2, 2026, the Company completed the previously announced acquisition of The Brand House Collective, Inc. (“TBHC”) pursuant to the Agreement and Plan of Merger, dated as of November 24, 2025 (the “TBHC Merger Agreement”), by and among the Company, Knight Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Knight Merger Sub”), and TBHC. Pursuant to the TBHC Merger Agreement, upon the terms and subject to the conditions set forth therein, Knight Merger Sub merged with and into TBHC, with TBHC surviving as a wholly owned subsidiary of the Company. The acquisition of TBHC strengthens the Company's presence in key categories of home décor and seasonal merchandise, while providing a flexible store base that can be integrated into the Company's broader platform.

Under the TBHC Merger Agreement, consideration includes conversion of each share of common stock, no par value, of TBHC (the "TBHC Common Stock") that was issued and outstanding immediately prior to the effective time of the TBHC Merger (the "TBHC Merger Effective Time") converted into the right to receive 0.1993 shares of a fully paid and non-assessable share of common stock, par value $0.0001 per share, of the Company ("BBBY Common Stock").

Each TBHC shareholder who would otherwise have been entitled to receive in the TBHC Merger a fractional share of TBHC Common Stock pursuant to the TBHC Merger Agreement was, in lieu of such fractional share and upon surrender of such holder's certificates representing shares of TBHC Common Stock outstanding prior to the TBHC Merger Effective Time, paid in cash the dollar amount (rounded to the nearest whole cent) without interest and subject to any required tax withholding, determined by multiplying such fraction by $4.66, the closing price of the BBBY Common Stock on the New York Stock Exchange on April 1, 2026, the trading day immediately prior to the TBHC Merger Effective Time.

At the TBHC Merger Effective Time, subject to and in accordance with the terms of TBHC's Amended and Restated 2002 Equity Incentive Plan (the “TBHC Incentive Plan”), each option to purchase shares of TBHC Common Stock (“Option”) that was outstanding as of immediately prior to the TBHC Merger Effective Time was automatically cancelled and converted into the right to receive, without interest and subject to applicable withholding taxes, a number of validly issued, fully paid and nonassessable shares of BBBY Common Stock equal to (i) the Net Option Share Amount (as defined in the TBHC Merger Agreement) multiplied by (ii) the Exchange Ratio, plus any Fractional Share Cash Consideration. Any Option with an exercise price equal to or in excess of $0.94, the closing price of TBHC Common Stock on April 1, 2026, the trading day immediately prior to the closing of the TBHC Merger, was cancelled and will have no further force or effect by virtue of the TBHC Merger, without any action on the part of the holder thereof and without any payment to the holder thereof.

Subject to and in accordance with the terms of the TBHC Incentive Plan, each TBHC restricted stock unit (“RSU”) that was outstanding as of immediately prior to the TBHC Merger Effective Time, whether vested or unvested, automatically, without any action on the part of BBBY, Knight Merger Sub, TBHC or the holder thereof, fully vested and was converted into the right to receive, without interest and subject to applicable withholding taxes, a number of validly issued, fully paid and nonassessable shares of BBBY Common Stock equal to (i) the number of shares of TBHC Common Stock subject to such RSU immediately prior to the TBHC Merger Effective Time multiplied by (ii) the Exchange Ratio, plus any Fractional Share Cash Consideration.

Due to the proximity of the acquisition date to the issuance of these financial statements, the initial accounting for the business combination is incomplete. The Company has not yet completed the purchase price allocation for this transaction nor the corresponding unaudited pro forma condensed combined financial statements as the financial information has not been finalized. Disclosures related to the identification and measurement of identifiable assets acquired and liabilities assumed, including the allocation of the purchase price and the determination of goodwill, along with the unaudited pro forma financial information, will be provided in the second quarter of 2026.

Acquisition of F9 Brands, Inc.

On April 8, 2026, the Company announced that it signed a preliminary non-binding Letter of Intent to acquire the equity interests and substantially all of the assets of F9 Brands, Inc., a provider of cabinetry, flooring, and home improvement products and services. The contemplated transaction, if completed, would have an aggregate purchase price of nearly $150.0 million, consisting of $37.0 million in cash and approximately 16.0 million shares of the Company's common stock at $7.00 per share, representing a transaction value of $107.0 million at the then current market price, as well as potential contingent considerations of up to $25.0 million based on the future performance of the acquired business. In addition, certain existing indebtedness of the target is expected to be assumed or refinanced as part of the transaction.

The completion of the proposed transaction is subject to the negotiation and execution of definitive agreements, completion of due diligence, and other customary closing conditions. Accordingly, there can be no assurance that the transaction will be completed on the terms currently contemplated or at all.

TZROP Conversion

On April 6, 2026, and subsequently updated on April 16, 2026, tZERO Group, Inc. ("tZERO"), an investee of the Company in which the Company is the largest shareholder, announced a proposed amendment to the terms of its TZROP security tokens. The proposal would permit the conversion of each outstanding TZROP token into three shares of tZERO's Series B preferred stock and eight shares of tZERO's common stock, subject to approval by the holders of TZROP, Series B preferred stock, and common stock.

The Company expects that, if consummated, the transaction could affect the valuation of its investment in tZERO due to changes in the investee's capital structure, investor rights, and future capital-raising flexibility. The Company's current combined direct and indirect ownership in tZERO, excluding the incremental shares of Series B preferred stock and common stock that would be received from the conversion of TZROP tokens, would decrease from approximately 49.4% to 34.3%. As of the date of issuance of these financial statements, the proposal has not been approved, and the Company has not adjusted the carrying value of its investment. The Company is unable to estimate the potential impact on the fair value of its investment at this time.

In connection with the proposed conversion, the Company entered into a non-binding Letter of Intent with tZERO pursuant to which the Company has indicated its intent to lead up to $10.0 million in additional financing through a convertible note financing. The proposed financing is expected to be funded in tranches subject to the achievement of specified operational and financial milestones. The consummation of this financing is subject to, among other things, completion of the proposed TZROP conversion and the execution of definitive agreements.

The Company will continue to monitor developments related to this proposal and the potential financing in future reporting periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe to be relevant to an understanding of our unaudited consolidated financial condition and results of operations. The statements in this section regarding industry outlook, our expectations regarding the performance of our business and any other non-historical statements are forward-looking statements. Our actual results and outcomes may differ materially from those contained in or implied by any forward-looking statements contained herein. These forward-looking statements are subject to numerous risks, uncertainties, and other important factors, including, but not limited to, those described in "Special Cautionary Note Regarding Forward Looking Statements" and in Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q. You should read the following discussion together with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part I, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026.

Overview

We are an e-commerce-focused retailer with an affinity model that owns or has ownership interests in various brands, offering a comprehensive array of products and services that enable its customers to enhance everyday life through quality, style, and value. In addition, we also offer an increasing number of add-on services across our platforms, including warranties, shipping insurance, and installation services. Our customer engagement and retention are bolstered by our welcome rewards+ membership program, enhancing the overall value proposition for our customers. We currently own Bed Bath & Beyond, Overstock, buybuy BABY, and now the Kirkland's and Kirkland's Home brands, among other brands. As used herein, "Bed Bath & Beyond," "the Company," "we," "our" and similar terms include Bed Bath & Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

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

Recent Developments

Acquisition of The Brand House Collective, Inc.

On April 2, 2026, we completed the previously announced acquisition of The Brand House Collective, Inc. pursuant to the Agreement and Plan of Merger, dated as of November 24, 2025 (the “TBHC Merger Agreement”), by and among the Company, Knight Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Knight Merger Sub”), and TBHC. Pursuant to the TBHC Merger Agreement, upon the terms and subject to the conditions set forth therein, Knight Merger Sub merged with and into TBHC, with TBHC surviving as a wholly owned subsidiary of the Company. We believe the acquisition of TBHC will allow us to strengthen our presence in key categories of home décor and seasonal merchandise, while providing a flexible store base that can be integrated into our broader platform.

Merger Agreement with The Container Store Holdings, LLC

On April 2, 2026 (the “Effective Date”), we entered into an Agreement and Plan of Merger (the “TCS Merger Agreement”) by and among the Company, Falcon Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“TCS Merger Sub”) and The Container Store Holdings, LLC, a Delaware limited liability company (“TCS”), pursuant to which, subject to the terms and conditions set forth therein, TCS Merger Sub will merge with and into TCS (the “TCS Merger”), with TCS surviving such TCS Merger as a wholly owned subsidiary of the Company (the “Surviving Entity”).

Pursuant to the terms of the TCS Merger Agreement, the aggregate consideration to be delivered at closing is expected to be approximately $150 million (the “Purchase Price”), subject to certain adjustments and structural considerations as set forth in the TCS Merger Agreement. The consideration will consist of a combination of (i) senior convertible notes of the Company with an aggregate principal amount of at least $54.0 million, subject to adjustment, and (ii) shares of our common stock, subject to certain limitations, including an equity issuance cap. To the extent such equity issuance cap is exceeded, additional consideration will be delivered in the form of senior convertible notes. The Merger Consideration (as defined in the TCS Merger Agreement) may be paid to TCS equityholders or, under certain circumstances, to TCS lenders in satisfaction of outstanding indebtedness.

The completion of the TCS Merger is subject to customary closing conditions, including, among others, (i) the absence of legal restraints, (ii) receipt of required lender approvals or the completion of an alternative restructuring transaction, (iii) the receipt of specified financing, (iv) the delivery of audited financial statements of TCS, and (v) the accuracy of representations and warranties and compliance with covenants by the parties.

In connection with the TCS Merger Agreement, we also entered into related agreements, including a transaction support agreement with certain equityholders and lenders of TCS, a put agreement with certain lenders, and commitments to provide up to $30.0 million of incremental financing to TCS prior to closing, subject to specified conditions.

The TCS Merger Agreement may be terminated under certain circumstances, including by either party if the transaction has not been completed by July 31, 2026 (subject to extension in certain circumstances), or upon certain breaches, mutual consent, or the occurrence of legal restraints. The transaction is expected to close in the third quarter of 2026.

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

Revenue for the three months ended March 31, 2026, was $247.8 million, compared to $231.7 million for the three months ended March 31, 2025, representing an increase of $16.0 million, or 6.9%. The increase was primarily due to a 5.8% or $11.15 increase in average order value, which resulted in a revenue increase of approximately $13.4 million, and a 1.1% increase in the number of orders delivered, which resulted in a revenue increase of approximately $2.6 million. The increase in average order value was largely driven by orders mixing into categories with higher average unit retail price. The increase in orders delivered was driven by higher website visits influenced by improved marketing efficiency.

Gross profit for three months ended March 31, 2026, was $59.2 million, or 23.9% of revenue, compared to $58.1 million, or 25.1% of revenue, for the three months ended March 31, 2025. This represents an increase of $1.1 million, or 1.8%. The increase in gross profit was primarily attributable to higher revenue, which increased gross profit by approximately $3.9 million, partially offset by a decreased gross margin that contributed $2.9 million of the gross profit decline. Gross margin decreased by 120 basis points year-over-year, primarily due to approximately 150 basis points from loyalty points breakage in the prior year, partially offset by rationalized discounting of approximately 20 basis points as compared to the prior year period.

Sales and marketing expenses were $32.3 million, or 13.0% of revenue, for the three months ended March 31, 2026, compared to $31.3 million, or 13.5% of revenue, for the three months ended March 31, 2025. This represents an increase of $1.0 million, or 3.3%. The increase was primarily driven by increased performance marketing expenses of $2.0 million, partially offset by a $0.6 million reduction in staff-related expenses and a $0.4 million reduction in brand advertising.

Technology expenses decreased by $5.5 million for the three months ended March 31, 2026, compared to the prior period. The decrease was primarily due to a reduction in staff-related expenses of $2.7 million, a $1.5 million reduction in depreciation and amortization and a $1.3 million reduction in third-party expenses driven by our technology transformation efforts, including the adoption of evolving technological advancements such as artificial intelligence.

General and administrative expenses increased by $0.5 million for the three months ended March 31, 2026, compared to the prior period. The increase was primarily due to a one-time $3.7 million acquisition‑related professional fees, partially offset by a $2.5 million reduction in staff-related expenses.

Customer service and merchant fees decreased by $0.3 million for the three months ended March 31, 2026, compared to the prior period. The decrease was primarily driven by a $1.1 million decrease in customer service outsourced labor, partially offset by a $0.8 million increase in credit card costs, primarily due to increased order volume.

Other operating income, net decreased by $0.3 million for the three months ended March 31, 2026, compared to the prior period. The decrease was not material.

Consolidated cash and cash equivalents decreased from $175.3 million as of December 31, 2025, to $135.8 million as of March 31, 2026, a decrease of $39.5 million, primarily as a result of disbursement for notes receivable of $26.2 million with $20.0 million to TBHC, and net cash outflows from operating activities of $11.8 million.

Key Operating Metrics

We review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial forecasts and make strategic decisions. We believe these operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with U.S. GAAP. You should read the key operating and financial metrics in conjunction with the following discussion of our results of operations and together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

We use the following key operating metrics to assess the performance of our business (in thousands, except for LTM net revenue per active customer, average order value and orders per active customer):

	Three months ended March 31,
	2026	2025
Active customers (1)	3,951	4,779
LTM net revenue per active customer (2)	$268	$260
Orders delivered (3)	1,209	1,196
Average order value (4)	$205	$194
Orders per active customer (5)	1.31	1.34
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

Additional commentary related to macroeconomic trends

We continue to monitor recent macroeconomic trends and geopolitical events, including, without limitation, ongoing global conflicts, trade barriers including tariffs, financial and stock market volatility, higher interest rates, inflation, and their impacts. These events have and may continue to negatively impact consumer confidence and consumer spending, which have and may continue to adversely affect our business and our results of operations. Many of our suppliers source from other countries and may be negatively affected by increased tariffs or other import/export controls by the United States and foreign governments, as well as uncertainty in the market as it responds to global macroeconomic factors. Due to the uncertain and constantly evolving nature and volatility of these trends and events, we cannot currently predict their long-term impact on our operations and financial results. As of March 31, 2026, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended March 31,
	2026	2025
Net revenue	$247,755	$231,748
Cost of goods sold
Product costs and other cost of goods sold	188,557	173,616
Gross profit	$59,198	$58,132
Year-over-year percentage change
Net revenue	6.9%
Gross profit	1.8%
Percent of net revenue
Cost of goods sold
Product costs and other cost of goods sold	76.1%	74.9%
Gross margin	23.9%	25.1%

Revenue for the three months ended March 31, 2026, was $247.8 million, compared to $231.7 million for the three months ended March 31, 2025, representing an increase of $16.0 million, or 6.9%. The increase was primarily due to a 5.8% or $11.15 increase in average order value, which resulted in a revenue increase of approximately $13.4 million, and a 1.1% increase in the number of orders delivered, which resulted in a revenue increase of approximately $2.6 million. The increase in average order value was largely driven by orders mixing into categories with higher average unit retail price. The increase in orders delivered was driven by higher website visits influenced by improved marketing efficiency.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended March 31, 2026
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(5,664)	$(951)
1	$(2,742)	$(460)
As reported	As reported	As reported
-1	$4,162	$699
-2	$10,069	$1,690

Gross profit and gross margin

Our overall gross margins fluctuate based on factors such as competitive pricing; product costs; discounting; product mix of sales; advertising revenue and our marketing allowance program; and operational and fulfillment costs which include costs incurred to operate and staff warehouses, including rent and depreciation expense associated with these facilities, and costs to receive, inspect, pick, and prepare customer order for delivery, all of which we include as costs in calculating gross margin.

Gross margins for the past five quarterly periods and fiscal year ending 2025 were:

	Q1 2025	Q2 2025	Q3 2025	Q4 2025	FY 2025	Q1 2026
Gross margin	25.1%	23.7%	25.3%	24.6%	24.7%	23.9%

Gross profit for three months ended March 31, 2026, was $59.2 million, or 23.9% of revenue, compared to $58.1 million, or 25.1% of revenue, for the three months ended March 31, 2025. This represents an increase of $1.1 million, or 1.8%. The increase in gross profit was primarily attributable to higher revenue, which increased gross profit by approximately $3.9 million, partially offset by a decreased gross margin that contributed $2.9 million of the gross profit decline. Gross margin decreased by 120 basis points year-over-year, primarily due to approximately 150 basis points from loyalty points breakage in the prior year, partially offset by rationalized discounting of approximately 20 basis points as compared to the prior year period.

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

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended March 31,
	2026	2025
Sales and marketing expenses	$32,310	$31,290
Advertising expense included in sales and marketing expenses	31,014	29,377
Year-over-year percentage change
Sales and marketing expenses	3.3%
Advertising expense included in sales and marketing expenses	5.6%
Percent of net revenue
Sales and marketing expenses	13.0%	13.5%
Advertising expense included in sales and marketing expenses	12.5%	12.7%

Sales and marketing expenses were $32.3 million, or 13.0% of revenue, for the three months ended March 31, 2026, compared to $31.3 million, or 13.5% of revenue, for the three months ended March 31, 2025. This represents an increase of $1.0 million, or 3.3%. The increase was primarily driven by increased performance marketing expenses of $2.0 million, partially offset by a $0.6 million reduction in staff-related expenses and a $0.4 million reduction in brand advertising.

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

The following table summarizes our technology expenses (in thousands):

	Three months ended March 31,
	2026	2025
Technology expenses	$21,214	$26,718
Year-over-year percentage change
Technology expenses	(20.6)%
Technology expenses as a percent of net revenue	8.6%	11.5%

Technology expenses decreased by $5.5 million for the three months ended March 31, 2026, compared to the prior period. The decrease was primarily due to a reduction in staff-related expenses of $2.7 million, a $1.5 million reduction in depreciation and amortization and a $1.3 million reduction in third-party expenses driven by our technology transformation efforts, including the adoption of evolving technological advancements such as artificial intelligence.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended March 31,
	2026	2025
General and administrative expenses	$14,863	$14,314
Year-over-year percentage change
General and administrative expenses	3.8%
General and administrative expenses as a percent of net revenue	6.0%	6.2%

General and administrative expenses increased by $0.5 million for the three months ended March 31, 2026, compared to the prior period. The increase was primarily due to a one-time $3.7 million acquisition‑related professional fees, partially offset by a $2.5 million reduction in staff-related expenses.

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

The following table summarizes our customer service and merchant fees (in thousands):

	Three months ended March 31,
	2026	2025
Customer service and merchant fees	$9,018	$9,357
Year-over-year percentage change
Customer service and merchant fees	(3.6)%
Customer service and merchant fees as a percent of net revenue	3.6%	4.0%

Customer service and merchant fees decreased by $0.3 million for the three months ended March 31, 2026, compared to the prior period. The decrease was primarily driven by a $1.1 million decrease in customer service outsourced labor, partially offset by a $0.8 million increase in credit card costs, primarily due to increased order volume.

Other operating income, net

The following table summarizes our other operating income, net (in thousands):

	Three months ended March 31,
	2026	2025
Other operating income, net	$—	$(336)
Year-over-year percentage change
Other operating income, net	(100.0)%
Other operating income, net as a percent of net revenue	—%	(0.1)%

Other operating income, net decreased by $0.3 million for the three months ended March 31, 2026, compared to the prior period. The decrease was not material.

Other income (expense), net

The $17.6 million favorable change in other income (expense), net for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily attributable to a $14.7 million decrease in loss recognized from our equity method securities and a $2.8 million gain recognized on a loan commitment to TBHC. The decrease in loss recognized from our equity method securities reflects the change from a recognized loss on equity method securities of $17.1 million for the three months ended March 31, 2025 to a recognized loss on equity method securities of $2.4 million for the three months ended March 31, 2026. The gain recognized on the loan commitment was driven by the fact that TBHC had drawn the entire available balance from the Delayed Draw Loan Commitment.

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

Our provision for income tax for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.2 million, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was (1.5)% and (0.5)%, respectively.

Our tax provision and rate differs from the statutory federal income tax rate of 21% primarily due to year-to-date losses on our retail operations for which tax benefits are limited.

Each quarter we assess on a jurisdictional basis whether it is more likely than not that our deferred tax assets will be realized under ASC Topic 740. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to recover our deferred tax assets. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. A significant piece of objective negative evidence evaluated as of March 31, 2026, is the cumulative loss position over a three-year period generated by our U.S. retail operations. On the basis of this evaluation, we continue to maintain a valuation allowance against our deferred tax assets for the U.S. jurisdiction, not supported by reversals of taxable temporary differences. We intend to continue maintaining a valuation allowance on our net U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

As we repatriate foreign earnings for use in the United States, the distributions are generally exempt from federal and foreign income taxes but may be subject to certain state taxes. As of March 31, 2026, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability, was not material.

We are subject to taxation in the United States and multiple state and foreign jurisdictions. Tax years beginning in 2020 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. We are under audit by the Internal Revenue Service ("IRS") for the calendar year 2023. The IRS has not indicated or communicated any deficiencies. We expect the audit to continue during 2026.

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

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to execute on our business strategy, our ability to integrate and realize synergies from investments in new business strategies, acquisitions, or other transactions, and consumer sentiment towards our offerings. In the event that additional liquidity is required from outside sources, we may not be able to raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivable, net. At March 31, 2026, we had $135.8 million of cash and cash equivalents and $24.0 million of accounts receivable, net of allowance for credit losses.

During the three months ended March 31, 2026, the Company entered into standby letter of credits with BMO Bank N.A. valued at $9.5 million. The letter of credits were issued in favor of the Company's payment processors as a financial guarantee in connection with ongoing payment processing operations.

We entered into a Sales Agreement dated June 10, 2024 with JonesTrading, under which we have conducted and may in the future conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading, acting as our sales agent or principal, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. At March 31, 2026, we had $16.0 million available under our "at the market" sales program. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. Under the agreement, we will pay JonesTrading up to a 2% sales commission on all sales. For the three months ended March 31, 2026, we did not sell any shares of our common stock pursuant to the Sales Agreement.

Cash flow information is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cash (used in) provided by:
Operating activities	$(11,796)	$(50,921)
Investing activities	(27,295)	(13,145)
Financing activities	(626)	19,454

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $11.8 million of net cash used in operating activities during the three months ended March 31, 2026, was primarily due to loss from operating activities of $16.4 million, net of the impact from non-cash items such as depreciation and amortization, non-cash operating lease costs, stock-based compensation, and loss from equity method securities of $4.3 million offset by cash provided by changes in operating assets and liabilities of $0.3 million.

The $50.9 million of net cash used in operating activities during the three months ended March 31, 2025, was primarily due to loss from operating activities of $39.9 million, net of the impact from non-cash items such as depreciation and amortization, non-cash operating lease costs, stock-based compensation, and loss from equity method securities of $23.6 million and cash used by changes in operating assets and liabilities of $34.6 million including $15.0 million used for the purchase of inventory and the remainder primarily due to timing of partner and marketing payments.

Investing activities

For the three months ended March 31, 2026, investing activities resulted in a net cash outflow of $27.3 million, primarily due to disbursement of notes receivable of $26.2 million with $20.0 million to TBHC.

For the three months ended March 31, 2025, investing activities resulted in a net cash outflow of $13.1 million, primarily due to $8.0 million for purchases of equity securities, $5.2 million for purchases of intangible assets, and $1.2 million of expenditures for property and equipment, offset by $1.3 million of proceeds received from the sale of intangible assets.

Financing activities

For the three months ended March 31, 2026, financing activities resulted in a net cash outflow of $0.6 million, primarily due to $1.0 million for payment of taxes withheld upon vesting of employee stock awards.

For the three months ended March 31, 2025, financing activities resulted in a net cash inflow of $19.5 million, primarily due to $19.5 million in net proceeds from the sales of our common stock pursuant to our "at the market" public offering, net of offering costs.

Future liquidity commitments

We expect to fund the ongoing operations, capital requirements, and working capital needs of TBHC and TCS, if the TCS Merger is completed, through existing cash balances, cash flows from operations, and available credit facilities.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2026, and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$7,837	$1,289	$2,202	$2,156	$2,190
Total contractual cash obligations	$7,837	$1,289	$2,202	$2,156	$2,190
 __________________________________________
(1)    Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Note 8—Leases, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of March 31, 2026, accrued tax contingencies were $3.6 million. Changes in federal, foreign, state, and local tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Except as disclosed in Note 2—Summary of Significant Accounting Policies, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Critical Accounting Policies and Estimates, included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2—Accounting Policies and Supplemental Disclosures, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Investment Risk

The fair values of the equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At March 31, 2026, the recorded value in equity securities of private and public companies was $64.2 million, of which $8.3 million relates to publicly-traded companies, recorded at fair value, which are subject to market price volatility. At March 31, 2026, $44.2 million of the debt securities are recorded at fair value using Level 2 inputs, which are subject to credit risk and $17.1 million of the equity securities and $24.8 million of the debt securities are recorded at fair value using Level 3 inputs. The fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that providing a sensitivity analysis is not practicable. These investments valued using Level 3 inputs represent 35.7% of assets measured at fair value. See Note 3—Fair Value Measurement included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for further information. For the equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Please consider the following risk factors and the risk factors previously disclosed in Part 1, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2025 carefully. If any one or more of such risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Many of the risks we face involve more than one type of risk. Consequently, you should carefully read all of the risk factors below, the risk factors described in our Form 10-K for the year ended December 31, 2025, and in any reports we file with the SEC after we file this Form 10-Q, before making any decision to acquire or hold our securities.

Other than the risk factors set forth below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2025.

If our stockholders do not approve the proposal to increase the number of authorized shares of our common stock, our future capital‑raising and strategic flexibility could be materially limited.

At the Company’s 2026 Annual Stockholder Meeting, stockholders are being asked to vote on a proposal to amend our certificate of incorporation to increase the number of authorized shares of our common stock (the “Share Increase Amendment”). Failure to obtain stockholder approval of the Share Increase Amendment could adversely affect our ability to issue shares in the future for other purposes, for example to raise capital through equity financings, satisfy obligations under equity compensation arrangements, issue equity incentive awards for long-term retention, pursue strategic acquisitions or partnerships, or support our growth strategy. Any such limitations could require us to seek alternative financing arrangements, delay or reduce strategic initiatives, forego opportunities that require the issuance of equity, or rely more heavily on our cash from operations, any one of which could adversely affect our business, financial condition, and results of operations. Additionally, if the Share Increase Amendment is not approved by our stockholders, the interest rate on the Convertible Notes (as defined below) will increase (see “—Risks Related to the TCS Merger—If we do not obtain the requisite stockholder approvals required under the indenture that will govern the Convertible Notes, the interest rate on the Convertible Notes will increase, which could materially increase our interest expense, adversely affect our liquidity, and reduce our financial flexibility.”).

Risks Related to the TCS Merger

The TCS Merger may not be completed and the TCS Merger Agreement may be terminated in accordance with its terms.

The Agreement and Plan of Merger (the “TCS Merger Agreement”) by and among The Container Store Holdings, LLC (“TCS”), the Company, and Falcon Merger Sub, LLC (“Merger Sub”) is subject to a number of conditions that must be satisfied or waived (to the extent permitted) prior to the completion of our proposed merger with TCS (the “TCS Merger”), including (i) the absence of laws or orders restraining the consummation of the TCS Merger, (ii) either (A) receipt of the required TCS term loan lender approvals contemplated by the TCS Merger Agreement (the “TCS Lender Transaction Approval”) or (B) (x) the occurrence of a foreclosure and related restructuring in accordance with the strict foreclosure agreement contemplated by the TCS Merger Agreement and (y) the delivery of written consent from more than 50% of the holders of Class A Units of TCS following foreclosure and related restructuring (the “Post-Foreclosure Securityholder Written Consent”), (iii) TCS’s receipt of authorized new loans in an aggregate principal amount of no less than $55.0 million, which such new loans shall be repaid in full at the closing of the TCS Merger via the issuance of convertible notes (the “Convertible Notes”), (iv) the satisfaction of certain conditions set forth in TCS’s asset-based revolving credit agreement, including, among other things, approving or consenting to the TCS Merger, (v) the Company’s receipt of a copy of TCS’s 2026 audited financial statements and, if the closing of the TCS Merger has not occurred on or prior to August 15, 2026, receipt of the unaudited quarterly financial statements of TCS for the fiscal quarter ended June 30, 2026 and (vi) the representations and warranties of TCS, Merger Sub and the Company being true and correct, subject to the materiality standards contained in the TCS Merger Agreement, and TCS, Merger Sub and the Company having complied with their respective obligations under the TCS Merger Agreement. These conditions to the completion of the TCS Merger, some of which are beyond the control of the Company and TCS, may not be satisfied or waived in a timely manner or at all, and, accordingly, the TCS Merger may be delayed or not completed.

Additionally, either the Company or TCS may terminate the TCS Merger Agreement under certain circumstances, including, among other reasons, if the other party breaches its representations, warranties, or covenants under the TCS Merger Agreement in a way that would result in a failure of its condition to closing being satisfied (subject to certain procedures and cure periods), if there exists any law or order restraining the consummation of the TCS Merger, or if the TCS Merger has not closed by July 31, 2026, or, if the only condition that has not been satisfied or waived at such time is TCS’s requirement to deliver certain financial statements, September 30, 2026.

The termination of the TCS Merger Agreement could negatively impact our business and the trading prices of our common stock.

If the TCS Merger is not completed, the ongoing business of the Company may be adversely affected and, without realizing any of the expected benefits of having completed the TCS Merger, we would be subject to a number of risks, including the following:

•failure to complete the proposed TCS Merger may result in negative publicity and a negative impression of us in the investment community;
•we may experience negative reactions from our customers, employees, and other counterparties;
•we will be required to pay our costs relating to the TCS Merger, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the TCS Merger is completed; and
•matters relating to the TCS Merger (including integration planning) will require substantial commitments of time and resources by management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us.

Our current stockholders will have a reduced ownership and voting interest in us after the TCS Merger compared to their current ownership and will exercise less influence over management.

Based on the number of issued and outstanding shares of common stock as of March 31, 2026, it is expected that TCS’s equity holders and creditors entitled to receive merger consideration will collectively own up to approximately 22%, of our outstanding shares of common stock after giving effect to the TCS Merger and assuming the conversion of all Convertible Notes. As a result of the TCS Merger, assuming consummated, our current stockholders will own a smaller percentage of the combined company than they currently own, and as a result will have less influence on our management and policies of the combined company than they now have on our management and policies, as the case may be.

Under the TCS Merger Agreement, the merger consideration includes a combination of the Convertible Notes and shares of common stock. The number of shares of common stock that may be issued at closing is subject to a cap equal to the lesser of (i) 19.99% of the combined voting power or number of shares of common stock outstanding immediately prior to entry into the TCS Merger Agreement and (ii) the number of authorized and unissued shares of common stock not otherwise reserved as of the closing date. To the extent the required stock consideration would exceed that threshold, the amount of such excess generally would instead be satisfied through the issuance of convertible notes. As a result, the ultimate mix of equity and debt securities issued in the TCS Merger may differ materially from current expectations and/or could require the Company to pay interest on an increased principal amount of convertible notes, which could affect investor perception of the transaction, create uncertainty regarding dilution and leverage, and adversely affect the market price of our common stock.

Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the TCS Merger.

The TCS Merger is subject to a number of conditions to closing as specified in the TCS Merger Agreement. These closing conditions include, among others, the absence of laws or orders restraining the consummation of the TCS Merger, either the TCS Lender Transaction Approval or the occurrence of a foreclosure and written consent from more than 50% of holders of Class A units of TCS following foreclosure, TCS’s receipt of authorized new loans in an aggregate principal amount of no less than $55.0 million, the satisfaction of certain conditions set forth in TCS’s asset-based revolving credit agreement, including, among other things, approving the TCS Merger, the Company’s receipt of a copy of TCS’s 2026 audited financial statements, and representations of the parties being true and correct, subject to the materiality standards contained in the TCS Merger Agreement, and the parties having complied in all material respects with their respective obligations under the TCS Merger Agreement. No assurance can be given that these approvals, financings, consents and other required conditions to closing will be obtained or satisfied, and, if they are obtained or satisfied, no assurance can be given as to their timing or the terms on which they are obtained. Any delay in completing the TCS Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the TCS Merger is successfully completed within the expected time frame.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the TCS Merger.

The success of the TCS Merger will depend in part on the combined company’s ability to retain the talents and dedication of the professionals currently employed by us and TCS. It is possible that these employees may decide not to remain with us or TCS, as applicable, while the TCS Merger is pending, or with the combined company if the merger is consummated. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating us and TCS to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, we and TCS may not be able to locate suitable replacements for any key employees who leave either company or offer employment to potential replacements on reasonable terms. In addition, there could be disruptions to or distractions for the workforce and management, including disruptions associated with integrating employees into the combined company. No assurance can be given that the combined company will be able to attract or retain key employees of ours and TCS to the same extent that those companies have been able to attract or retain their own employees in the past.

The TCS Merger, and uncertainty regarding the TCS Merger, may cause customers, strategic partners and others to delay or defer decisions concerning us or TCS and adversely affect each company’s ability to effectively manage its respective business.

The TCS Merger will occur only if the stated conditions are met, including the receipt of required approvals, and consents among other conditions. Many of these conditions are beyond our control and TCS’s control, and both parties also have certain rights to terminate the TCS Merger Agreement under certain circumstances.

Accordingly, there may be uncertainty regarding the completion of the TCS Merger. This uncertainty may cause customers, strategic partners or others that deal with us or TCS to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships with us, which could negatively affect the business of either company. Any delay or deferral of those decisions or changes in existing agreements could have an adverse impact on our business, regardless of whether the TCS Merger is ultimately completed.

Whether or not the TCS Merger is completed, the announcement and pendency of the TCS Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Whether or not the TCS Merger is completed, the announcement and pendency of the TCS Merger could cause disruptions in our business, including by diverting the attention of our management away from day-to-day business operations and toward the completion of the TCS Merger. In addition, we have diverted significant management resources in an effort to complete the TCS Merger. If the TCS Merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. These disruptions could adversely affect our business and financial results.

The consummation of the TCS Merger is dependent upon financing-related arrangements that may not be completed as expected.

Pursuant to the TCS Merger Agreement, TCS is required to receive authorized new loans in an aggregate principal amount of $55.0 million, and on the closing date, contingent upon the occurrence of the closing, we are required to issue and deliver the Convertible Notes in an aggregate principal amount equal to the aggregate obligations arising under or in connection with such new loans, subject to the adjustments contemplated by the TCS Merger Agreement. In addition, the TCS Merger Agreement contemplates other financing-related arrangements, including specified loan and note mechanics tied to the consummation of the TCS Merger. There can be no assurance that these financing arrangements will be completed on the expected timeline, on acceptable terms, or at all, and failure to do so could delay the consummation of the TCS Merger, increase costs, or otherwise adversely affect us, TCS, or the combined company.

The TCS Merger will involve substantial costs.

We and TCS have incurred and expect to incur non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the TCS Merger. These costs and expenses include fees paid to financial, legal, accounting and other advisors, and other related charges. Some of these costs are payable by us regardless of whether the TCS Merger is completed.

The combined company will also incur restructuring and integration costs in connection with the TCS Merger. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the TCS Merger and the integration of TCS’s business with our business. We expect that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, TCS Merger-related and restructuring costs over time. However, any net benefit may not be achieved in the near term or at all. Many of these costs will be borne by us even if the TCS Merger is not completed. While we have assumed that certain expenses would be incurred in connection with the TCS Merger and the other transactions contemplated by the TCS Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

Lawsuits may in the future be filed against us or TCS, or against our directors or TCS’s principals, challenging the TCS Merger, and an adverse ruling in any such lawsuit may prevent the TCS Merger from becoming effective or from becoming effective within the expected time frame.

Transactions such as the proposed TCS Merger are frequently subject to litigation or other legal proceedings, including actions alleging that our board of directors or the TCS principals breached their respective fiduciary duties to their stockholders or equityholders by entering into the TCS Merger Agreement, by failing to obtain a greater value in the transaction or otherwise. Neither we nor TCS can provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against us or TCS, or against our board of directors or the TCS principals, we and they will defend against them, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operations or financial position or that of the combined company, including through the possible diversion of either company’s resources or distraction of key personnel.

Furthermore, one of the conditions to the completion of the TCS Merger is that no law or order restraining, enjoining, making illegal, or otherwise prohibiting the consummation of the TCS Merger be in effect. As such, if any plaintiff or governmental authority is successful in obtaining such relief, that relief may prevent the TCS Merger from becoming effective or from becoming effective within the expected time frame.

If we do not obtain the requisite stockholder approvals required under the indenture that will govern the Convertible Notes, the interest rate on the Convertible Notes will increase, which could materially increase our interest expense, adversely affect our liquidity, and reduce our financial flexibility.

Under the indenture that will govern the Convertible Notes, if we do not obtain the stockholder approval required under the New York Stock Exchange rules to permit us to issue more than 19.99% of our outstanding common stock in satisfaction of conversion obligations, the interest rate on the Convertible Notes will increase. The Convertible Notes will initially bear interest at a rate of 5.00% per year. The Indenture will provide that if we have not obtained such stockholder approval on or before the three-month anniversary of the closing of the TCS Merger, the interest payable on the Convertible Notes will increase to 10.00% per year until such stockholder approval is obtained and if the Company has not obtained such stockholder approval on or before the six-month anniversary of the Closing, the interest payable on the Buyer Convertible Notes will increase to 12.00% per year until such stockholder approval is obtained. Accordingly, if stockholder approval is delayed or never obtained, we could remain subject to an elevated interest rate for a prolonged period, which could materially adversely affect our results of operations, cash flows and financial flexibility.

Future sales or other distributions of our stock may depress our stock price or subject us to limitations on our ability to use our net operating loss and tax credit carryforwards.

Sales or other distributions of a substantial number of shares of our common stock, in the public market or otherwise, by us or by a significant stockholder, have in the past and could in the future, depress the trading price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

In addition, we have in the past and may in the future issue additional shares of our common or preferred stock from time to time in amounts that may be significant. We have sold common stock including under our "at the market" sales agreement and in follow-on underwritten offerings in the past and may do so in the future. We also previously issued a class of preferred stock that was publicly traded and may in the future issue preferred stock that is publicly traded. The sale of substantial amounts of our common or any preferred stock, by us or a significant stockholder, or the perception that these sales may occur, could adversely affect the trading prices of our securities.

Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation may be limited in its ability to use its pre-ownership change net operating loss carryforwards and certain other tax attributes to offset its post-ownership change taxable income or otherwise reduce its income tax liabilities. In general, an “ownership change” will occur if the ownership of our stock by certain stockholders or groups of stockholders changes by more than 50% over a rolling three-year period. Similar rules may apply under state tax laws. Changes in the ownership of our stock, including as a result of issuances of stock in connection with the proposed TCS Merger, our merger with TBHC and other transactions (some of which may be beyond our control), may result in an ownership change, which could result in increased future income tax liability to us.

Risks Related to the Combined Company with TCS

We and TCS have each incurred significant losses in recent years, and we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of the combined company.

We and TCS have each historically used significant amounts of cash in operating activities, and we expect the combined company to continue to use significant amounts of cash to fund ongoing operations, capital requirements, working capital needs, and debt service obligations for the foreseeable future. If we, TCS, or the combined company do not achieve profitability as anticipated, we may be required to allocate additional financial resources, which could adversely affect liquidity, results of operations, or the ability to pursue other strategic initiatives. The incurrence of indebtedness for such purposes would result in increased payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt or secure such debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our liquidity, financial condition, or ability to conduct our business. We cannot be certain when or if our, TCS’s, or the combined company’s operations will generate sufficient cash to fully fund ongoing operations or the growth of the combined company.

Combining our business with that of TCS may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the TCS Merger, which may adversely affect the combined company’s business results and negatively affect the value of the combined company’s common stock.

The success of the TCS Merger, if consummated, will depend on, among other things, the ability of us and TCS to combine our businesses in a manner that facilitates growth opportunities. We and TCS have entered into the TCS Merger Agreement because we believe that the TCS Merger and the other transactions contemplated by the TCS Merger Agreement are in the best interests of our respective stockholders and that combining our businesses will produce benefits.

However, we and TCS must successfully combine and integrate our businesses in a manner that permits these benefits to be realized. In addition, the combined company must achieve the anticipated growth without adversely affecting current revenues, liquidity, customer and vendor relationships, and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the TCS Merger may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the TCS Merger and the other transactions contemplated by the TCS Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and any potential cost savings, if achieved, may be lower than what we and TCS expect and may take longer to achieve than anticipated. If we and TCS are not able to adequately address integration challenges, we may be unable to successfully integrate operations or realize the anticipated benefits of the integration of the two companies.

The failure to successfully integrate TCS with our businesses and operations in the expected time frame may adversely affect the combined company’s future results.

We and TCS have operated and, until the completion of the TCS Merger, will continue to operate independently. There can be no assurance that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees of either company, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating our operations in order to realize the anticipated benefits of the TCS Merger so the combined company performs as expected:

•combining the companies’ operations and corporate functions;
•combining the businesses and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the TCS Merger, the failure of which would result in the anticipated benefits of the TCS Merger not being realized in the time frame currently anticipated or at all;
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
•maintaining existing agreements with customers, suppliers, distributors, vendors, landlords, and other counterparties, avoiding delays in entering into new agreements with prospective counterparties, and leveraging relationships with such third parties for the benefit of the combined company;
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

In addition, at times the attention of certain members of our and TCS’s management and each company’s respective resources may be focused on completion of the TCS Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company’s ongoing business and the business of the combined company.

The combined company may not be able to retain customers or other business relationships, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with us or TCS.

If the TCS Merger is consummated, the combined company may experience impacts on relationships with customers, suppliers, vendors, landlords, and other counterparties that may harm the combined company’s business and results of operations. Certain counterparties may no longer desire to do business with the combined company following the TCS Merger, may seek to renegotiate commercial terms, or may terminate, reduce, or fail to renew existing relationships. There can be no guarantee that customers and other third parties will remain with or continue to have a relationship with the combined company following the TCS Merger. If any customers or other counterparties stop doing business with the combined company, then the combined company’s business and results of operations may be harmed.

We and TCS also have contracts with landlords, licensors and other business partners which may require us or TCS, as applicable, to obtain consent from these other parties in connection with the TCS Merger, or which may otherwise contain limitations applicable to such contracts following the TCS Merger. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to the combined company’s business. In addition, third parties with whom we or TCS currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the TCS Merger. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the TCS Merger. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the TCS Merger or by a termination of the TCS Merger Agreement.

The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business and operations.

The combined company may be exposed to increased litigation from stockholders, customers, suppliers, distributors, consumers and other third parties due to the combination of our and TCS’s businesses following the TCS Merger. Such litigation may have an adverse impact on the combined company’s business and results of operations or may cause disruptions to the combined company’s operations.

Due to the TCS Merger, we may be required to recognize impairment charges for goodwill and other intangible assets.

Upon and subject to closing the TCS Merger, we anticipate that we will have a significant amount of goodwill and other intangible assets on our consolidated balance sheet. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations, such as the TCS Merger. If the carrying amount exceeds fair value, an impairment loss is recognized. Goodwill is tested for impairment at least annually, or when we determine that a triggering event has occurred. Significant negative industry or economic trends, disruptions to our business, the impact of acquired businesses (including an inability to effectively integrate acquired businesses), unexpected significant changes, planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. If the TCS Merger is consummated, we may recognize impairment charges for goodwill and other intangible assets. Any charges relating to such impairments could materially and adversely affect our results of operations in the periods recognized, which could result in an adverse effect on the market price of our common stock.

The market price for shares of our common stock following the TCS Merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of our common stock.

If the TCS Merger is consummated, our stockholders and the current equityholders and creditors of TCS entitled to receive merger consideration under the TCS Merger Agreement will hold shares of common stock in the combined company. The business of TCS differs from our business, and, accordingly, the results of operations and prospects of the combined company will be affected by some factors that are different from those currently or historically affecting our results of operations and the market price of our common stock.

Former TCS equityholders and creditors who receive shares of our common stock or the Convertible Notes in the TCS Merger may decide not to hold such securities following the TCS Merger, and our existing stockholders may decide to reduce their investment in us as a result of changes to our investment profile following the TCS Merger. Sales of our common stock after the closing, or the perception that such sales may occur, as well as future conversion of the Convertible Notes into shares of our common stock, could have the effect of depressing the market price of the common stock of the combined company.

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

On March 5, 2026, Joanna C. Burkey, a director of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell 9,943 shares of Bed Bath & Beyond, Inc. common stock on June 4, 2026, subject to the terms and conditions of such arrangement.

During the three months ended March 31, 2026, other than Ms. Burkey, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibit Number	Exhibit Description
2.1***
Asset Purchase Agreement, dated June 12, 2023, by and among Overstock.com, Inc., Bed Bath & Beyond Inc. and certain subsidiaries of Bed Bath & Beyond Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 13, 2023

2.2***
Agreement and Plan of Merger, dated as of November 24, 2025, by and among Bed Bath & Beyond, Inc., Knight Merger Sub II, Inc., and The Brand House Collective, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on November 25, 2025).

	3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2014
	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on November 6, 2023
	3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 24, 2024
	3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 22, 2025
	3.5	Sixth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K filed on February 24, 2026
10.1
Employment Agreement, dated as of January 19, 2026, between Bed Bath & Beyond, Inc. and Marcus Lemonis, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 23, 2026

	31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
	31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
	32.1**	Section 1350 Certification of Principal Executive Officer
	32.2**	Section 1350 Certification of Principal Financial Officer
	101	Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements.
	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).
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

Date:	April 27, 2026	BED BATH & BEYOND, INC.

/s/ ADRIANNE B. LEE
Adrianne B. Lee
Chief Financial Officer (Principal Financial Officer)