Form 10-Q
period 2026-06-30
BED BATH & BEYOND, INC.
filed 2026-08-04
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026

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

95,330,379 shares of the registrant's common stock, par value $0.0001, were outstanding on July 31, 2026.

BED BATH & BEYOND, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2026

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
•Failure to comply with, or changes in, laws, regulations and enforcement activities may adversely affect the products, services, and markets in which we operate.
•From time to time, we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations.

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
•Regulatory changes or actions may alter the nature of an investment in us or restrict the use of digital assets, including tokens or blockchain technology in a manner that adversely affects our business, prospects, and operations.
•The mergers with Fathom Holdings, Inc. ("Fathom") and F9 Brands, Inc. ("F9") may not be completed and the Fathom Merger Agreement or the F9 Merger Agreement (each as defined herein) may be terminated in accordance with their terms.
•Combining our business with those of The Brand House Collective, Inc. ("TBHC") and The Container Store Holdings, LLC (“TCS”) may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the mergers with TBHC and TCS, which may adversely affect the combined company's business results and negatively affect the value of the combined company's common stock.

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this report and our Annual Report on Form 10-K for the year ended December 31, 2025, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 under the headings, as applicable, "Special Cautionary Note Regarding Forward-Looking Statements," "Summary of Risk Factors," "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results and outcomes to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events. Our forward-looking statements contained in this report speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements are based.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Bed Bath & Beyond, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$99,485	$175,295
Restricted cash	26,891	26,924
Accounts receivable, net of allowance for credit losses of $2,716 and $3,377	29,797	20,829
Inventories	52,157	5,162
Prepaids and other current assets	29,037	11,905
Total current assets	237,367	240,115
Property and equipment, net	42,876	13,712
Intangible assets, net	46,419	45,140
Goodwill	101,946	6,160
Equity securities, including securities measured at fair value of $17,075 and $26,903	55,928	66,641
Operating lease right-of-use assets	115,796	5,156
Other long-term assets, net, including securities measured at fair value of $26,033 and $42,394	33,819	48,554
Total assets	$634,151	$425,478
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$140,533	$89,992
Accrued liabilities	68,251	51,297
Unearned revenue	46,818	34,429
Operating lease liabilities, current	33,565	928
Short-term debt, net	23,000	15,500
Total current liabilities	312,167	192,146
Long-term debt, net	13,455	—
Operating lease liabilities, non-current	83,068	5,643
Other long-term liabilities, including commitments measured at fair value of $0 and $2,766	10,373	9,745
Total liabilities	$419,063	$207,534
Commitments and contingencies (Note 10)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
(Continued)	June 30, 2026	December 31, 2025
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	$—	$—
Common stock, $0.0001 par value, authorized shares - 200,000
Issued shares - 89,604 and 76,358
Outstanding shares - 81,760 and 68,863	9	8
Additional paid-in capital	1,294,141	1,239,338
Accumulated deficit	(898,606)	(842,711)
Accumulated other comprehensive loss	(2,574)	(2,574)
Treasury stock at cost - 7,844 and 7,495	(178,206)	(176,478)
Equity attributable to stockholders of Bed Bath & Beyond, Inc.	214,764	217,583
Equity attributable to noncontrolling interests	324	361
Total stockholders' equity	215,088	217,944
Total liabilities and stockholders' equity	$634,151	$425,478

See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenue	$361,159	$282,251	$608,914	$513,999
Cost of goods sold	264,478	215,282	453,035	388,898
Gross profit	96,681	66,969	155,879	125,101
Operating expenses
Sales and marketing	43,108	38,209	75,418	69,499
Technology	24,334	23,221	45,548	49,939
General and administrative	57,527	14,088	72,390	28,402
Customer service and merchant fees	11,579	9,331	20,597	18,688
Other operating expense (income), net	3,016	(5,454)	3,016	(5,790)
Total operating expenses	139,564	79,395	216,969	160,738
Operating loss	(42,883)	(12,426)	(61,090)	(35,637)
Interest income, net	750	889	2,479	1,651
Other income (expense), net	120	(7,489)	449	(24,758)
Loss before income taxes	(42,013)	(19,026)	(58,162)	(58,744)
Provision (benefit) for income taxes	(2,516)	287	(2,267)	481
Net loss	$(39,497)	$(19,313)	$(55,895)	$(59,225)
Net loss per share of common stock:
Basic	$(0.53)	$(0.34)	$(0.78)	$(1.07)
Diluted	$(0.53)	$(0.34)	$(0.78)	$(1.07)
Weighted average shares of common stock outstanding:
Basic	74,308	57,503	71,693	55,593
Diluted	74,308	57,503	71,693	55,593

See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Equity attributable to stockholders of Bed Bath & Beyond, Inc.
Shares of common stock issued
Balance at beginning of period	77,045	63,413	76,358	59,560
Common stock issued upon vesting of restricted stock	625	64	1,245	339
Common stock issued for ESPP purchases	—	—	67	91
Common shares issued in the acquisition of TBHC	4,734	—	4,734	—
Common shares issued in the acquisition of SFV Services	7,200	—	7,200	—
Common stock sold through offerings	—	845	—	4,332
Balance at end of period	89,604	64,322	89,604	64,322
Shares of treasury stock
Balance at beginning of period	7,689	6,581	7,495	6,491
Repurchases of common stock	—	333	—	333
Tax withholding upon vesting of employee stock awards	155	3	349	93
Balance at end of period	7,844	6,917	7,844	6,917
Total shares of common stock outstanding	81,760	57,405	81,760	57,405
Common stock
Balance at beginning of period	$8	$6	$8	$5
Common shares issued in the acquisition of TBHC	—	—	—	—
Common shares issued in the acquisition of SFV Services	1	—	1	1
Balance at end of period	$9	$6	$9	$6
Additional paid-in capital
Balance at beginning of period	$1,241,225	$1,093,943	$1,239,338	$1,072,869
Stock-based compensation to employees and directors	2,075	3,386	3,608	4,480
Common stock issued for ESPP purchases	—	—	354	509
Common stock sold through offerings, net	—	4,750	—	24,221
Common shares issued in the acquisition of TBHC	13,761	—	13,761	—
Common shares issued in the acquisition of SFV Services	37,080	—	37,080	—
Balance at end of period	$1,294,141	$1,102,079	$1,294,141	$1,102,079
Accumulated deficit
Balance at beginning of period	$(859,109)	$(780,378)	$(842,711)	$(740,466)
Net loss	(39,497)	(19,313)	(55,895)	(59,225)
Balance at end of period	$(898,606)	$(799,691)	$(898,606)	$(799,691)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended June 30,		Six months ended June 30,
(Continued)	2026	2025	2026	2025
Accumulated other comprehensive loss
Balance at beginning and end of period	$(2,574)	$—	$(2,574)	$—
Treasury stock
Balance at beginning of period	$(177,458)	$(170,203)	$(176,478)	$(169,676)
Repurchases of common stock	—	(1,311)	—	(1,311)
Tax withholding upon vesting of employee stock awards	(748)	(12)	(1,728)	(539)
Balance at end of period	$(178,206)	$(171,526)	$(178,206)	$(171,526)
Total equity attributable to stockholders of Bed Bath & Beyond, Inc.	$214,764	$130,868	$214,764	$130,868

Equity attributable to noncontrolling interests
Balance at beginning of period	$361	$—	$361	$—
Proceeds from security token offering, net	—	337	—	337
Dividends from token offering	(37)	—	(37)	—
Net loss attributable to noncontrolling interests	—	—	—	—
Total equity attributable to noncontrolling interests	$324	$337	$324	$337

Total stockholders' equity	$215,088	$131,205	$215,088	$131,205

See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(55,895)	$(59,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,159	8,924
Stock-based compensation to employees and directors	3,608	4,480
Gain on sale of intangible assets	—	(5,790)
Impairment of long-lived assets (including leases)	5,247	—
Gain on disposal of property and equipment	(22)	—
Loss from equity method securities	2,405	23,649
Other non-cash adjustments	(4,651)	1,545
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(7,133)	(2,500)
Inventories	8,842	3,136
Prepaids and other current assets	(12,945)	(1,748)
Other long-term assets, net	359	(554)
Accounts payable	1,761	29,368
Accrued liabilities	709	(28,477)
Unearned revenue	1,521	(5,433)
Operating lease assets and liabilities	(2,656)	208
Other long-term liabilities	(2,349)	(2,675)
Net cash used in operating activities	(50,040)	(35,092)
Cash flows from investing activities:
Expenditures for property and equipment	(4,649)	(2,994)
Purchase of intangible assets	(1,600)	(5,214)
Acquisitions of businesses, net of cash acquired	(6,010)	—
Purchase of equity securities	—	(8,000)
Proceeds from the sale of intangible assets	—	1,250
Proceeds from sale of property and equipment	31	—
Disbursement of notes receivable	(27,168)	(5,232)
Dividends from token offering	(37)
Other investing activities, net	—	2
Net cash used in investing activities	(39,433)	(20,188)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six months ended June 30,
(Continued)	2026	2025
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	$—	$24,222
Payments on short-term debt	—	(6,500)
Proceeds from short-term debt	7,500	—
Repayments on revolving line of credit	(18,070)	—
Proceeds from revolving line of credit	25,924	—
Repurchase of shares	—	(1,311)
Payments of taxes withheld upon vesting of employee stock awards	(1,728)	(539)
Proceeds from employee stock purchase plan	354	—
Other financing activities, net	(350)	846
Net cash provided by financing activities	13,630	16,718
Net decrease in cash, cash equivalents, and restricted cash	(75,843)	(38,562)
Cash, cash equivalents, and restricted cash, beginning of period	202,219	186,093
Cash, cash equivalents, and restricted cash, end of period	$126,376	$147,531

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Non-cash acquisition of TBHC and SFV Services	$94,979	$—

See accompanying notes to unaudited consolidated financial statements.

Bed Bath & Beyond, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Bed Bath & Beyond, Inc. is an omni-channel-focused retailer with an affinity model that owns or has ownership interests in various brands, offering a comprehensive array of products and services that enable its customers to enhance everyday life through quality, style, and value. The Company currently owns Bed Bath & Beyond, Overstock, buybuy BABY, the Kirkland's and Kirkland's Home brands, SFV Services, and now The Container Store (refer to Note 17—Subsequent Events), as well as other related brands and websites and a blockchain asset portfolio inclusive of tZERO, GrainChain, and other assets.

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

The accompanying unaudited consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries and other subsidiaries for which the Company exercises control, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the Company's opinion, necessary for a fair presentation of results for the interim periods presented. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

Prior to April 2, 2026, The Brand House Collective, Inc. (formerly known as Kirkland’s Inc.) (“The Brand House Collective”) was not a consolidated subsidiary of the Company. Accordingly, transactions between the Company and The Brand House Collective prior to the acquisition date, including amounts advanced under the Amended Credit Agreement (as discussed further in this Note 2—Summary of Significant Accounting Policies) and related amendments, were accounted for as transactions with a non-consolidated entity and are reflected in the Company’s consolidated financial statements through the acquisition date in accordance with their nature.
As discussed further in Note 3—Business Combinations, on April 2, 2026 (the "Acquisition Date"), the Company completed its acquisition of The Brand House Collective. Beginning on the acquisition date, the results of operations, assets and liabilities of The Brand House Collective are included in the Company’s consolidated financial statements. Accordingly, balances and transactions between the Company and The Brand House Collective occurring after the acquisition date are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the Company's consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, revenue recognition, loyalty program reward point and gift card breakage, sales returns, inventory valuation, asset useful lives, equity and debt securities valuation, income taxes, stock-based compensation, performance-based compensation, self-funded health insurance liabilities, contingencies, goodwill, and the fair value of assets acquired and liabilities assumed in acquisitions. Although these estimates are based on the Company's best knowledge of current events and actions that the Company may undertake in the future, the accounting of these estimates may change from period to period. To the extent there are differences between these estimates and actual results, the Company's consolidated financial statements may be materially affected.

Debt securities carried at fair value

On May 7, 2025, the Company entered into an Amended and Restated Term Loan Credit Agreement (the "Amended and Restated Credit Agreement"), which amended and restated the secured Term Loan Credit Agreement ("Existing Credit Agreement") entered on October 21, 2024 and pursuant to which the Company provided The Brand House Collective, Inc. (formerly known as Kirkland's Inc.) ("The Brand House Collective") with an additional term loan in an approximate aggregate original principal amount of $5.2 million (the "Additional Term Loan") and obligations arising under the Existing Credit Agreement in the aggregate amount of $8.5 million were rolled into the Amended and Restated Credit Agreement as obligations thereunder (collectively, the "Notes"). On September 15 and November 24, 2025, the Company entered into subsequent amendments to the Amended Credit Agreement (the "Delayed Draw Term Loan Commitments") that increased the Delayed Draw Term Loan Commitments to an aggregate principal amount of $30.0 million. Prior to the acquisition of The Brand House Collective, the Company had $30.0 million outstanding under the Delayed Draw Term Loan Commitments. Upon completion of the acquisition, the outstanding balance was included as a component of the purchase consideration transferred in the business combination. Refer to Note 3—Business Combinations for additional information regarding the acquisition of The Brand House Collective.

Business Combinations

Assets acquired and liabilities assumed as part of a business combination are recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangible assets and liabilities acquired requires management to make estimates, which are based on all available information and in some cases, assumptions, with respect to the timing and amount of future revenues and expenses associated with an asset or liability.

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

As a result of these transactions in the second and third quarters of 2025, the Company recognized the amounts of contributions attributable to the noncontrolling interests on the Company's consolidated balance sheets. At June 30, 2026 and

December 31, 2025, the Company's equity attributable to noncontrolling interests totaled $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, there was no activity attributable to noncontrolling interests, aside from the annual dividend paid by Commercial Strategies.

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

3. BUSINESS COMBINATIONS

Acquisition of The Brand House Collective, Inc.

On April 2, 2026 (the "Acquisition Date"), the Company completed the previously announced acquisition of The Brand House Collective, Inc. (“TBHC”) pursuant to the Agreement and Plan of Merger, dated as of November 24, 2025 (the “TBHC Merger Agreement”), by and among the Company, Knight Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Knight Merger Sub”), and TBHC. Pursuant to the TBHC Merger Agreement, upon the terms and subject to the conditions set forth therein, Knight Merger Sub merged with and into TBHC, with TBHC surviving as a wholly owned subsidiary of the Company. The acquisition of TBHC strengthens the Company's presence in key categories of home décor and seasonal merchandise, while providing a flexible store base that can be integrated into the Company's broader platform.

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

Each TBHC shareholder who would otherwise have been entitled to receive in the TBHC Merger a fractional share of TBHC Common Stock pursuant to the TBHC Merger Agreement was, in lieu of such fractional share and upon surrender of such holder's certificates representing shares of TBHC Common Stock outstanding prior to the TBHC Merger Effective Time, paid in cash the dollar amount (rounded to the nearest whole cent) without interest and subject to any required tax withholding, determined by multiplying such fraction by $4.62, the closing price of the BBBY Common Stock on the New York Stock Exchange on April 1, 2026, the trading day immediately prior to the TBHC Merger Effective Time.

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

The results of operations of TBHC have been included in the consolidated financial statements of the Company from April 2, 2026, the closing date of the acquisition (as discussed further in Note 2—Summary of Significant Accounting Policies). For the three and six months ended June 30, 2026, results of operations included $70.5 million in revenues and $18.9 million in net loss, respectively, attributable to TBHC.

The following table summarizes the components of the purchase consideration (in thousands):

Share consideration issued to TBHC shareholders (1)	$12,498
Share consideration to TBHC's Incentive Plan (2)	1,145
Settlement of existing TBHC indebtedness (3)	10,000
Settlement of preexisting relationships (4)	48,246
Total fair value of consideration paid	71,889
Fair value of previously held equity interest in TBHC (5)	8,398
Investment in TBHC	$80,287
___________________________________________
(1)     Represents the aggregate fair value of 2,705 common shares of the Company issued directly to the sellers based on the closing trading price of the Company's common shares of $4.62 per share on April 1, 2026
(2)     Represents the aggregate fair value of 248 common shares of the Company issued in exchange for TBHC RSU equity awards that accelerated upon the change in control.
(3)     Represents the settlement of TBHC existing indebtedness
(4)     Represents the settlement of preexisting relationships comprised of 1) the settlement of Notes payable and accrued interest due to the Company of $43,732 and $473, respectively, 2) Accounts receivable from inventory sales of $3,836, and 3) Collaboration fee receivable of $205.
(5)     Represents the reported amount of the Company’s previously held interests in TBHC.

Prior to the Acquisition Date, the Company owned 39.8% of the outstanding ownership interests in TBHC which it accounted for as an equity method security under the fair value option. The Acquisition Date fair value of the Company’s previously held ownership interest in TBHC was approximately $8.3 million and is included in the measurement of the investment in TBHC. The Company remeasured the previously held equity investment to its fair value, as of the date of acquisition, based on TBHC’s quoted market price as of April 1, 2026. The remeasurement resulted in an immaterial gain. Refer to Note 2—Summary of Significant Accounting Policies, basis of presentation, and Note 7—Equity Securities for further information.

The Company has provisionally allocated the purchase price based on the fair values of the assets acquired and liabilities assumed at the TBHC acquisition date as follows (in thousands):

April 2, 2026
Cash and cash equivalents	$—
Inventories, net	56,194
Prepaid expenses and other current	7,076
Fixed assets, net	34,128
Goodwill	63,701
Operating lease right-of-use assets	121,731
Other long-term assets, net including securities measured at fair value	2,477
Total assets acquired	285,307
Accounts payable	53,887
Accrued liabilities	18,643
Unearned revenue	143
Operating lease liabilities, current	33,520
Long-term debt, net	6,811
Operating lease liabilities, non-current	85,699
Other long-term liabilities, including commitments measured at fair value	6,317
Total liabilities assumed	205,020
Net assets acquired	80,287
Less: Fair value of previously held equity interest	(8,398)
Total purchase consideration transferred	71,889
Less: Cash acquired	—
Purchase price, net of cash acquired	$71,889

The fair values presented were estimated by management. The excess of the cost of acquisition over the fair value of the net tangible assets acquired of $63.7 million has been allocated as goodwill. The goodwill recognized is attributable to TBHC’s assembled workforce and expected synergies from combining the operations of the Company and TBHC. Goodwill will not be amortized but will be reviewed annually for impairment. None of the goodwill is expected to be deductible for income tax purposes.

The initial accounting for the TBHC acquisition is incomplete as the valuation of the acquired assets has not yet been finalized. As such there may be adjustments to the purchase accounting and those adjustments could be material. Management is completing its evaluation during the measurement period, which will not exceed one year from the acquisition date. Any adjustments to the provisional amount arising from new information about facts and circumstances that existed as of the acquisition date will be recognized in the period the adjustment is determined, with a corresponding adjustment to goodwill.

Acquisition related costs of $1.5 million and $4.5 million were incurred for the three and six months ended June 30, 2026. These costs are reported in the Consolidated Statements of Operations as General and administrative and relate to professional expenses and other third-party costs.

The following reflects the pro forma impact of the purchase of TBHC on the Company’s results of operations giving effect of the transaction if it had taken place on January 1, 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$361,159	333,786	652,732	647,037
Net income (loss)	(39,497)	(31,504)	(79,431)	(83,240)

Acquisition of SFV Services

On June 30, 2026 (the “Effective Date”), Bed Bath & Beyond, Inc., a Delaware corporation (the “Company”), acquired TwoPonds, Inc., a Delaware corporation (“SFV Services”) and the parent company of SFV-LLGC, LLC, a Florida limited liability company, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of the Effective Date (the “Merger Agreement”), by and among the Company, Beyond Home Services, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Parent”), SFV Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Parent (“Merger Sub”), SFV Services, Mitchell Rosen Revocable Trust (“MR Trust”) and Sharon Rosen Revocable Trust (“SR Trust”, and together with MR Trust, collectively, “Sellers”). Pursuant to the Merger Agreement, Merger Sub merged with and into SFV Services (the “Merger”), with SFV Services surviving the Merger as a wholly owned subsidiary of Parent. SFV Services is a provider of installation and construction services.

The opening balances of SFV Services have been included in the consolidated balance sheet of the Company as of June 30, 2026, the closing date of the acquisition. For the three and six months ended June 30, 2026, the consolidated statement of operations did not include SFV Services results, as the transaction closed on the final day of the quarter.

The following table summarizes the components of the purchase consideration (in thousands):

Share consideration issued to SFV Services shareholders (1)	$37,080
Investment in SFV Services	$37,080
___________________________________________
(1)     Represents the aggregate fair value of 7,200 unregistered shares of common stock of the Company issued directly to the sellers at price of $5.15 per share, based on the closing trading price of the Company's common stock of $5.79 per share on June 30, 2026, adjusted for discount for lack of marketability.

The Company has provisionally allocated the purchase price based on the fair values of the assets acquired and liabilities assumed at the SFV Services acquisition date as follows (in thousands):

June 30, 2026
Cash and cash equivalents	$3,990
Accounts receivable, net	2,748
Prepaid expenses and other current	758
Fixed assets, net	35
Goodwill	32,295
Operating lease right-of-use assets	783
Other long-term assets, net including securities measured at fair value	140
Total assets acquired	40,749
Accounts payable	1,432
Accrued liabilities	284
Unearned revenue	1,134
Operating lease liabilities, current	214
Operating lease liabilities, non-current	569
Other long-term liabilities, including commitments measured at fair value	36
Total liabilities assumed	3,669
Net assets acquired	37,080
Less: Cash acquired	(3,990)
Purchase price, net of cash acquired	$33,090

The fair values presented were estimated by management. The fair value of the assets acquired includes accounts receivable of $2.7 million, of which all is expected to be collectible. The excess of the cost of acquisition over the fair value of the net tangible assets acquired of $32.3 million has been allocated as goodwill. The goodwill recognized is attributable to SFV Services’ assembled workforce and expected synergies from combining the operations of the Company and SFV Services. The initial accounting for the SFV Services acquisition is incomplete as the valuation of the acquired assets has not yet been finalized. As such there may be adjustments to the purchase accounting and those adjustments could be material. Goodwill will not be amortized but will be reviewed annually for impairment. None of the goodwill is expected to be deductible for income tax purposes.

Acquisition related costs of $0.3 million and $0.8 million were incurred for the three and six months ended June 30, 2026, respectively. These costs are reported in the Consolidated Statements of Operations as General and administrative and relate to professional expenses and other third-party costs.

The following reflects the pro forma impact of the purchase of SFV Services on the Company’s results of operations giving effect of the transaction if it had taken place on January 1, 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$374,124	$298,003	$636,149	$543,865
Net income (loss)	(37,871)	(18,249)	(53,397)	(56,300)

4. FAIR VALUE MEASUREMENT

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$23,135	$23,135	$—	$—
Equity securities, at fair value	17,075	—	—	17,075
Available-for-sale debt securities (1)	26,033	—	—	26,033
Total assets	$66,243	$23,135	$—	$43,108

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$22,717	$22,717	$—	$—
Equity securities, at fair value	26,903	9,828	—	17,075
Available-for-sale debt securities (1)	18,417	—	—	18,417
Debt securities, at fair value (1)	23,977	—	23,977	—
Total assets	$92,014	$32,545	$23,977	$35,492
Liabilities:
Loan commitments, at fair value (2)	$2,766	$—	$—	$2,766
Total liabilities	$2,766	$—	$—	$2,766
___________________________________________
(1)    Included in Other long-term assets, net in the consolidated balance sheets.
(2)    Included in Other long-term liabilities in the consolidated balance sheets.

The following table provides activity for the Company's Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2024	$47,439
Increase due to purchases of Level 3 investments	16,266
Transfers out of Level 3 investments	(20,046)
Decrease in fair value of Level 3 investments	(8,711)
Accrued interest on Level 3 investments	544
Level 3 investments at December 31, 2025	35,492
Increase due to purchases of Level 3 investments	7,168
Accrued interest, net on Level 3 investments	448
Level 3 investments at June 30, 2026	$43,108

The following table provides activity for the Company's Level 3 liabilities (in thousands):

Amount
Level 3 liabilities at December 31, 2024	$—
Fair value of Level 3 liabilities assumed	2,766
Level 3 liabilities at December 31, 2025	2,766
Derecognition of Level 3 liabilities assumed	(2,766)
Level 3 liabilities at June 30, 2026	$—

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Computer hardware and software, including internal-use software and website development	$266,420	$186,022
Furniture and equipment	77,786	1,630
Leasehold improvements	93,146	1,159
	437,352	188,811
Less: accumulated depreciation	(394,476)	(175,099)
Total property and equipment, net	$42,876	$13,712

Capitalized costs associated with internal-use software and website development, both developed internally and acquired externally, and depreciation of costs for the same periods associated with internal-use software and website development consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Capitalized internal-use software and website development	$3,356	$1,599	$4,729	$2,947
Depreciation of internal-use software and website development	6,104	2,770	8,826	6,159

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$—	$16	$—	$89
Technology	4,223	3,787	7,176	8,250
Sales and marketing	838	—	838	—
General and administrative	3,056	78	3,145	167
Total depreciation	$8,117	$3,881	$11,159	$8,506

6. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Intangible assets subject to amortization, gross (1)	$5,644	$5,645
Less: accumulated amortization of intangible assets	(4,133)	(3,813)
Intangible assets subject to amortization, net	1,511	1,832
Intangible assets not subject to amortization	44,908	43,308
Total intangible assets, net	$46,419	$45,140
___________________________________________
(1)    At June 30, 2026, the weighted average remaining useful life for intangible assets subject to amortization, gross was 1.93 years.

7. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Equity securities accounted for under the equity method under ASC 323	$38,853	$39,738
Equity securities accounted for under the fair value option	17,075	26,903
Total equity securities	$55,928	$66,641

The Company's equity securities accounted for under the equity method under ASC 323 and fair value option include equity securities in which the Company can exercise significant influence, but not control, over these entities through holding more than a 20% voting interest in the entity.

The following table includes the Company's equity securities and related ownership interest as of June 30, 2026:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	22%
Zulily Newco	25%

On April 2, 2026, the Company completed the previously announced acquisition of TBHC and now effectively own 100% of TBHC's outstanding shares of common stock. See Note 3—Business Combinations for further information.

The carrying amount of the Company's equity method securities was $55.9 million at June 30, 2026, which is included in Equity securities on the consolidated balance sheets, of which $17.1 million was valued under the fair value option (tZERO and Zulily Newco). For the equity method investments, there was no difference in the carrying amount of the assets and liabilities and the maximum exposure to loss, and there was no difference between the carrying amount of the investment in Medici Ventures, L.P., and the amount of underlying equity the Company has in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in Other income (expense), net in the consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss recognized on our proportionate share of the net assets of our equity method securities	$—	$(4,789)	$(884)	$(8,994)
Decrease in fair value of equity method securities held under fair value option	—	(1,787)	(1,521)	(14,655)

Upon obtaining control of TBHC, the Company discontinued its application of equity method accounting resulting in a decrease in the fair value of equity method securities held under the fair value option of $8.3 million. Refer to Note 3—Business Combinations for further information on consolidation of TBHC.

TZROP Conversion

On April 29, 2026, tZERO Group, Inc. ("tZERO"), an investee of the Company in which the Company is the largest shareholder, announced that the required majority of holders of its TZROP security tokens had approved the proposal to convert each outstanding TZROP token into three shares of tZERO's Series B preferred stock and eight shares of tZERO's common stock. As a result of the conversion, the Company's combined direct and indirect ownership in tZERO, decreased from approximately 49.4% to 38.7%. The decrease in the Company's combined indirect and direct ownership did not have a material impact on the carrying value of the Company's investment in tZERO.

In connection with the proposed conversion, the Company entered into a non-binding Letter of Intent with tZERO pursuant to which the Company has indicated its intent to lead up to $10.0 million in additional financing through a convertible note financing. The proposed financing is expected to be funded in tranches subject to the achievement of specified operational and financial milestones. As of June 30, 2026, the proposed financing has not been funded or approved.

Regulation S-X Rule 10-01(b)(1)

In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies to interim reports on Form 10-Q, the Company must determine if its equity method investees are considered "significant subsidiaries". Summarized income statement information of an equity method investee is required in an interim report if the significance criteria are met as defined under SEC guidance. For the periods ended June 30, 2026 and 2025, none of the Company's equity method investees met the significance criteria.

8. BORROWINGS

BMO Line of Credit

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

As of June 30, 2026, the Company had $9.5 million of outstanding standby letter of credits under the Revolving Note. As of June 30, 2026, the outstanding balance on the line of credit was $15.5 million. The total outstanding debt on the line of credit is included in Short-term debt, net on the consolidated balance sheets.

The Loan Agreement is subject to limited affirmative covenants and negative covenants, including the requirement that the Company maintain cash in the Cash Collateral Account in an amount that is three percent greater than BMO's aggregate commitments under the Loan Agreement. As of June 30, 2026, the Company was in compliance with its debt covenants and continues to monitor ongoing compliance with the debt covenants.

Bank of America Revolver

On April 2, 2026, following the acquisition of TBHC, TBHC entered into a Sixth Amendment to Third Amended and Restated Credit Agreement (as the same has been amended from time to time, the “2023 Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and lender, agrees to lend the Company up to $90.0 million. During the three and six months ended June 30, 2026, the Company borrowed $25.9 million and repaid $18.1 million under the 2023 Credit Agreement. As of June 30, 2026, the Company had $14.6 million in letters of credit outstanding under the 2023 Credit Agreements. For the three and six months ended June 30, 2026, the Company recorded interest expense of $1.0 million related to the 2023 Credit Agreement. The 2023 Credit facility matures on March 31, 2028 and bears interest at a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus 1.00%. The fee paid to the lenders on the unused portion of the 2023 Credit Agreement is 25 basis points when usage is greater than 50% of the total commitment amount; otherwise, the fee on the unused portion is 37.5 basis points per annum.

Pursuant to the 2023 Credit Agreement, the Company entered into a pledge and security agreement with the administrative agent to the 2023 Credit Agreement, pledging its equity interests in TBHC. The Company has not guaranteed the obligations under the 2023 Credit Agreement or pledged any assets, other than the pledged equity interests in TBHC as collateral.

Short-term Loan

On June 29, 2026, the Company entered into a Promissory Note Agreement (the "Promissory Note") with The Container Store, Inc. ("TCS Inc."), pursuant to which the Company issued the Promissory Note for a total principal amount of $7.5 million. The Promissory Note matures on July 31, 2026 and bears interest at a rate of 8.00% per annum. Refer to Note 17—Subsequent Events for additional information on the Company relationship with TCS Inc. and information on the subsequent repayment of the Promissory Note.

9. LEASES

The Company has operating leases for office space and a data center and, upon the completion of the merger with TBHC, certain retail store locations. The Company's leases have remaining lease terms of one year to seven years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year. Variable lease costs include executory costs, such as taxes, insurance, and maintenance.

The components of lease expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost	$10,091	$521	$10,409	$1,433
Short-term lease cost	226	—	226	—
Variable lease cost	20	308	32	617

The following table provides a summary of other information related to leases (in thousands):

	Six months ended June 30,
	2026	2025
Cash payments included in operating cash flows from lease arrangements	$11,672	$1,226

The following table provides supplemental balance sheet information related to leases:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term—operating leases	3.97 years	6.76 years
Weighted-average discount rate—operating leases	10%	7%

Maturity of lease liabilities under non-cancellable operating leases as of June 30, 2026, are as follows (in thousands):

Payments due by period	Amount
2026 (Remainder)	$17,562
2027	37,546
2028	27,919
2029	19,789
2030	12,199
Thereafter	10,919
Total lease payments	125,934
Less interest	9,301
Present value of lease liabilities	$116,633
During the three and six months ended June 30, 2026, the Company recognized $5.2 million of impairment expense related to right-of-use assets and related long-lived store assets arising from store-closure decisions. Impairment expense is recognized in the consolidated statement of operations as other operating expense (income), net.

10. COMMITMENTS AND CONTINGENCIES

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

The Company establishes liabilities when a particular contingency is probable and estimable which are included in Accrued liabilities on the consolidated balance sheets. At June 30, 2026 and December 31, 2025, the Company's established liabilities were not material.

Tariffs
The International Emergency Economic Powers Act (IEEPA) was used by the Trump administration to impose tariffs on imports. The U.S. Supreme Court ruled on February 20, 2026, that IEEPA does not authorize the President to impose tariffs, and as a result, on March 4, 2026, the Court of International Trade (CIT) ordered the Trump administration to begin refunding all tariffs imposed under IEEPA. On May 29, 2026, the administration appealed the CIT's ruling requiring universal refunds and reliquidation of finally liquidated entries. However, other entries, that are not finally liquidated are already being processed by U.S. Customs and Border Protection (CBP). The Company participated in the phase one IEEPA claim submissions, which began on April 20, 2026, and submitted a refund request for tariffs previously paid. During May and June 2026, the Company was informed that entries that paid tariffs of $9.2 million were approved for refunds and that the Company would also be paid $0.3 million of accrued interest. The Company received a nominal initial payment in July 2026.

The Company believes it is appropriate to apply a loss recovery model to account for the tariff refunds and a gain contingency model to account for the accrued interest, as under the loss recovery model, the amount recognized is limited to the amount of the loss incurred.

Under the loss recovery model, a recovery is recognized when it is probable and reasonably estimable. A gain contingency is not recognized until realization, with realization achieved upon resolution of all uncertainties. The administration's appeal relates to finally liquidated entries and does not affect phase one submissions. Therefore, with CBP having confirmed to the Company the specific entries to be refunded and the exact amount of accrued interest to be paid, the total amounts to be received from CBP are probable, estimable, and realized. There are no further uncertainties.

As of June 30, 2026, the Company has recorded $9.5 million of tariff refund claims and accrued interest as a component of prepaid and other current assets on the Company's consolidated balance sheet, with no amounts recorded in prior periods. The $9.2 million of tariff refund claims is offset against cost of goods sold, the financial statement caption in which the original tariff cost was recognized, and the $0.3 million of interest income is recorded in interest income, net, on the Company's consolidated statement of operations.

11. INDEMNIFICATIONS AND GUARANTEES

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

JonesTrading Sales Agreement

The Company entered into a Capital on DemandTM Sales Agreement (the "Sales Agreement") dated June 10, 2024 with JonesTrading Institutional Services LLC ("JonesTrading"), under which the Company has conducted and may in the future conduct "at the market" public offerings of its common stock. Under the Sales Agreement, JonesTrading, acting as the Company's sales agent or principal, may offer the Company's common stock in the market on a daily basis or otherwise as the Company requests from time to time. The Company has no obligation to sell shares under the Sales Agreement, but it may do so from time to time. For the six months ended June 30, 2026, the Company did not sell any shares of its common stock pursuant to the Sales Agreement. For the six months ended June 30, 2025, the Company sold 4,331,713 shares of its common stock pursuant to the Sales Agreement and has recognized $24.2 million in proceeds, net of $0.5 million of offering costs, including commissions paid to JonesTrading. As of June 30, 2026, the Company had $16.0 million remaining available under its "at the market" sales program.

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

For the six months ended June 30, 2026, 195 warrants were exercised. As of June 30, 2026, 6.9 million Warrants remained outstanding.

13. STOCK-BASED AWARDS

The Company has equity incentive and compensatory plans that provide for the grant of stock-based awards, including restricted stock and performance shares to employees and board members, and provide employees with the ability to purchase shares of its common stock through an employee stock purchase plan. Employee accounting applies to equity incentives and compensation granted by the Company to its own employees. When an award is forfeited prior to the vesting date, the Company recognizes an adjustment for the previously recognized expense in the period of the forfeiture.

Stock-based compensation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$—	$1	$—	$2
Sales and marketing	(203)	42	(133)	145
Technology	27	662	381	719
General and administrative	2,249	2,681	3,357	3,614
Customer service and merchant fees	2	—	3	—
Total stock-based compensation	$2,075	$3,386	$3,608	$4,480

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

Stock-based compensation related to the PSUs is included in the stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, performance share options, and employee stock purchase plan. Stock-based compensation related to the PSUs was a credit of $1.8 million due to staff-related reductions and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and credits of $2.4 million and $1.3 million due to staff related reductions for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes restricted stock unit and PSU award activity (in thousands, except per share data):

	Six months ended June 30, 2026
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	3,037	$8.21
Granted at fair value	3,677	4.87
Vested	(1,245)	7.64
Forfeited	(995)	9.80
Outstanding—end of period	4,474	$6.18

Share Options

Stock-based compensation related to the Performance Share Option is included in stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, PSUs, and employee stock purchase plan. Stock-based compensation related to the performance share options was $0.4 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes Share Options award activity for the six months ended June 30, 2026 (in thousands, except fair value data and remaining contractual term):

	Units	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value
Outstanding—beginning of year	2,250	$53.33
Granted at fair value	—	—
Vested	—	—
Forfeited	(500)	45.00
Outstanding—end of period	1,750	$55.71	1.22	$—
Vested and expected to vest as of June 30, 2026	1,750	$55.71	1.22	$—
Vested and exercisable as of June 30, 2026	—	$—	—	$—

Employee Stock Purchase Plan

Purchases under the 2021 Employee Stock Purchase Plan (the "ESPP") during the six months ended June 30, 2026 and 2025 were 67,219 shares and 90,921 shares, respectively, at an average purchase price per share of $4.53 and $5.43, respectively. At June 30, 2026, approximately 2.5 million shares of common stock remained available under the ESPP.

Stock-based compensation related to the ESPP is included in the stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, PSUs, and performance share options. Stock-based compensation related to the ESPP was $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively and $0.3 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

14. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2024	$43,095
Increase due to deferral of revenue at period end, net	24,725
Decrease due to beginning contract liabilities recognized as revenue	(33,391)
Unearned revenue at December 31, 2025	34,429
Increase due to deferral of revenue at period end, net	29,665
Increase due to business combinations	1,277
Decrease due to beginning contract liabilities recognized as revenue	(18,553)
Unearned revenue at June 30, 2026	$46,818

The Company's total unearned revenue related to outstanding loyalty program rewards was $4.7 million and $4.1 million at June 30, 2026 and December 31, 2025, respectively. Breakage income related to loyalty program rewards and gift cards is recognized in Net revenue in the consolidated statements of operations. Breakage recognized in revenue was $0.8 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively and $1.6 million and $7.7 million for the six months ended June 30, 2026 and 2025, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations. At June 30, 2026 and December 31, 2025, the Company had an additional $2.3 million and $2.4 million, respectively, of unearned contract revenue classified within Other long-term liabilities on the consolidated balance sheets.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in the Accrued liabilities balance in the consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2024	$9,526
Additions to the allowance	87,835
Deductions from the allowance	(89,639)
Allowance for returns at December 31, 2025	7,722
Additions due to business combinations	649
Additions to the allowance	39,386
Deductions from the allowance	(39,929)
Allowance for returns at June 30, 2026	$7,828

15. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(39,497)	$(19,313)	$(55,895)	$(59,225)

Denominator:
Weighted average shares of common stock outstanding—basic	74,308	57,503	71,693	55,593
Weighted average shares of common stock outstanding—diluted	74,308	57,503	71,693	55,593

Net loss per share of common stock:
Basic	$(0.53)	$(0.34)	$(0.78)	$(1.07)
Diluted	$(0.53)	$(0.34)	$(0.78)	$(1.07)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Restricted stock units, PSUs, and Share Options	1,863	3,344	1,863	3,344
Employee Stock Purchase Plan	—	340	—	340
Warrants	6,884	—	6,884	—

16. BUSINESS SEGMENTS

Segment Operations: The Company currently has one reportable segment, which is its Retail business. The reportable segment is comprised of the Company's Bed Bath & Beyond operating segment, Overstock.com operating segment, and TBHC operating segment which primarily sells home goods products to customers. Across each operating segment, the Company offers customers similar products, source from overlapping suppliers, the same customer type, have similar distribution methods, and operate under the same regulatory environment. The Company has determined that each of its operating segments share similar economic characteristics and business activities and are aggregated into a single reportable Retail segment. The Bed Bath & Beyond operating segment includes results from its buybuy BABY brand, which are not material to the business and are not separately reviewed by the Chief Operating Decision Maker. The Retail segment primarily derives revenues from omni-channel sales of home furnishing merchandise through its suite of websites and mobile applications.

The accounting policies of the Retail segment are the same as those described in the summary of significant accounting policies. The Chief Operating Decision Maker (CODM), who is the Company's Principal Executive Officer, assesses performance for the Retail segment and decides how to allocate resources based on Operating Income (loss) that also is reported on the Consolidated Statements of Operations. The measure of segment assets is Cash and Cash Equivalents, as reported on the Consolidated Balance Sheet.

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

The following table summarizes the Company's segment revenue, significant segment expenses, other segment items, and segment loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenue	$361,159	$282,251	$608,914	$513,999
Less:
Cost of goods sold (as adjusted) (1)	264,303	215,264	452,862	388,695
Sales and marketing expense (as adjusted) (1)	42,894	38,122	75,117	69,229
Technology expense (as adjusted) (1)	15,971	17,493	33,084	37,329
General and administrative (as adjusted) (1)	41,439	10,115	50,144	21,364
Customer service and merchant fees (as adjusted) (1)	11,578	9,331	20,595	18,688
Other segment items (2)	27,857	4,352	38,202	14,331
Operating loss	$(42,883)	$(12,426)	$(61,090)	$(35,637)
 ___________________________________________
(1)    Significant segment expense categories are adjusted to exclude costs related to depreciation and amortization, stock-based compensation, acquisition-related costs, and brand integration and restructuring costs which are included in the Other segment items line.
(2)    Other segment items includes other operating expense (income), net, depreciation and amortization, stock-based compensation, acquisition-related costs, and brand integration and restructuring costs.

17. SUBSEQUENT EVENTS

Completion of the Acquisition of The Container Store Holdings, LLC

On July 8, 2026 the Company completed the previously announced acquisition of The Container Store Holdings, LLC, a Delaware limited liability company (“TCS”), pursuant to the Agreement and Plan of Merger (the “TCS Merger Agreement”), date April 2, 2026, by and among the Company, Falcon Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“TCS Merger Sub”) and TCS. Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, Merger Sub merged with and into TCS, with TCS surviving as a wholly owned subsidiary of the Company (the “Merger”).

Pursuant to the terms and conditions of the Merger Agreement, the Company issued an aggregate number of 13,714,287 shares of Common Stock and $112.6 million aggregate principal amount of Convertible Notes to holders of outstanding TCS indebtedness as merger consideration.

On the Closing Date, the Company entered into an indenture (the “Indenture”), among the Company, the guarantors from time to time party thereto and Computershare Trust Company, National Association, as trustee, with respect to $112.6 million aggregate principal amount of the Company’s 5.00% Convertible Senior Notes due 2033 (the “Convertible Notes”) to be issued pursuant to the Merger Agreement. The Convertible Notes are senior, unsecured obligations of the Company and accrue interest payable semiannually in arrears at a rate of 5.00% per year on April 1 and October 1 of each year, beginning April 1, 2027. The Convertible Notes mature on July 8, 2033, unless earlier converted or repurchased. The Convertible Notes are guaranteed by certain subsidiaries of the Company.

Under the Indenture, the Company agrees to use its reasonable best efforts to obtain the approval of its stockholders that is required under the applicable NYSE rules and regulations in connection with the issuance of its Common Stock. The Indenture provides that if the Company has not obtained such stockholder approval on or before the three-month anniversary of the Closing Date, the interest payable on the Convertible Notes will increase to 10.00% per year until such stockholder approval is obtained and if the Company has not obtained such stockholder approval on or before the six-month anniversary of the Closing Date, the interest payable on the Convertible Notes will increase to 12.00% per year until such stockholder approval is obtained.

The conversion rate is initially 109.8901 shares of Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $9.10 per share of Common Stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event.

The total preliminary purchase price consideration amounted to $168.6 million, representing (i) 13,714,287 shares of the Company’s common stock with a preliminary fair value of $67.7 million or $4.94 per share, based on the Company's closing share price of $5.37 on July 8, 2026, adjusted for a discount for lack of marketability of $0.43 per share due to the unregistered status of the shares issued, (ii) debt incurred for the issuance of Convertible Notes with a preliminary fair value of $108.4 million, (iii) less $7.5 million for the effective settlement of a pre-existing relationship short-term loan due to TCS Inc.

The acquisition is being accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is currently being finalized. Management’s initial estimates of the fair value of identified intangible assets and other purchase accounting adjustments are reflected in the unaudited pro forma condensed combined financial information included in the Company’s Current Report on Form 8-K, filed concurrently with this Quarterly Report. The Company will disclose its formalized preliminary purchase price allocation and the required supplemental pro forma financial disclosures within its Note for Business Combinations in the Quarterly Report on Form 10-Q for the period ending September 30, 2026.

Short-term Loan

On July 10, 2026, the Company repaid the $7.5 million short-term loan to TCS Inc. Refer to Note 8—Borrowings for additional information on this transaction.

Participation Agreement

In January 2026 and November 2025, the Company purchased from certain lenders, via participation agreements for par/near par trades, a portion of the loans issued by TCS Inc. pursuant to the Term Loan Credit Agreement, dated as of January 28, 2025, as subsequently amended (“TCS Credit Agreement”). The aggregate purchase price for the Company’s participation in certain loans issued pursuant to the TCS Credit Agreement was $8.6 million. As a result of these transactions, the Company participated in the rights to the payment of interest and repayment of the loans and any exercise of rights or remedies related thereto.

Immediately after the closing of the Merger on July 8, 2026, the participation agreements between the Company and certain lenders were settled. The carrying value of the participation on that date was $9.1 million, representing an aggregate purchase price of $8.6 million and accrued interest of $0.5 million. In connection with the settlement, the Company (i) received cash of $6.4 million, (ii) repurchased 286,663 shares of Common Stock with a fair value of $1.4 million and will hold those shares in treasury, and (iii) cancelled $1.3 million aggregate principal amount of Convertible Notes with a fair value of $1.3 million.

Merger Agreement with F9 Brands, Inc.

On July 23, 2026 (the “Effective Date”), the Company entered into an Agreement and Plan of Merger (the “F9 Merger Agreement”) by and among the Company, Beyond Home Services, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Purchaser”), F9 Merger Sub 1, Inc., a Delaware corporation and wholly owned subsidiary of Purchaser (“Merger Sub 1”), F9 Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Purchaser (“Merger Sub 2”), F9 Investments, LLC, a Florida limited liability company (“Seller”), F9 Brands, Inc., a Delaware corporation (“F9”), and, solely for certain provisions thereof, Tom Sullivan, the indirect owner of Seller. Pursuant to the F9 Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub 1 will merge with and into F9 (the “First Merger”), immediately followed by the merger of F9 with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub 2 surviving the Mergers as a wholly owned subsidiary of the Company. As this transaction has not closed prior to the issuance of these financial statements, the initial accounting for the business combination under ASC 805 has not yet been determined.
Pursuant to the terms of the F9 Merger Agreement, the aggregate merger consideration expected to be delivered at closing includes (i) $7.0 million in cash, (ii) approximately 18.1 million shares of the Company’s common stock, subject to certain adjustments, including reductions related to cash payments under employee incentive arrangements, (iii) the transfer of certain real estate assets consisting of two manufacturing facilities in Sweden and one manufacturing facility in Poland, (iv) a promissory note in the principal amount of $4.6 million, repayable by the Company within 90 days following closing and guaranteed by the Company, and (v) earnout consideration of up to $12.5 million, payable upon the achievement of specified trailing twelve-month EBITDA targets at the end of any fiscal quarter beginning with the quarter ending September 30, 2026 through December 31, 2031.
The completion of the Mergers is subject to customary closing conditions, including, among other things, (i) the absence of legal restraints or orders prohibiting the transaction, (ii) the absence of pending or threatened proceedings that would reasonably be expected to materially impair consummation of the transaction, (iii) the absence of a Material Adverse Effect as defined in the F9 Merger Agreement, (iv) the delivery of customary closing documents by the parties, (v) receipt of specified audited and unaudited financial statements of F9, and (vi) the accuracy of representations and warranties and compliance with covenants by the respective parties.
In connection with the F9 Merger Agreement, the Company and Seller are expected to enter into a registration rights and lock-up agreement at closing. Under the contemplated arrangement, the Company will be required to file a resale shelf registration statement covering the shares issued as merger consideration following closing and will grant Seller customary registration rights. In addition, 50% of the shares issued as merger consideration will be subject to transfer restrictions for a period of twelve months following the closing date, subject to certain customary exceptions. Seller and its affiliates will also be subject to certain standstill restrictions for a period of twenty-four months following closing.
The F9 Merger Agreement may be terminated under certain circumstances, including at the election of either party on or after October 31, 2026, subject to specified exceptions, by mutual written consent of the parties, or upon certain breaches of representations, warranties, or covenants that are not timely cured. The transaction is expected to close during the third quarter of 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe to be relevant to an understanding of our unaudited consolidated financial condition and results of operations. The statements in this section regarding industry outlook, our expectations regarding the performance of our business and any other non-historical statements are forward-looking statements. Our actual results and outcomes may differ materially from those contained in or implied by any forward-looking statements contained herein. These forward-looking statements are subject to numerous risks, uncertainties, and other important factors, including, but not limited to, those described in "Special Cautionary Note Regarding Forward Looking Statements" and in Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q. You should read the following discussion together with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part I, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part II, Item 1A, "Risk Factors" included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.

Overview

We are an omni-channel-focused retailer with an affinity model that owns or has ownership interests in various brands, offering a comprehensive array of products and services that enable its customers to enhance everyday life through quality, style, and value. In addition, we also offer an increasing number of add-on services across our platforms, including warranties, shipping insurance, and installation services. Our customer engagement and retention are bolstered by our welcome rewards+ membership program, enhancing the overall value proposition for our customers. We currently own Bed Bath & Beyond, Overstock, buybuy BABY, the Kirkland's and Kirkland's Home brands, SFV Services, and now The Container Store, among other brands. As used herein, "Bed Bath & Beyond," "the Company," "we," "our" and similar terms include Bed Bath & Beyond, Inc. and its controlled subsidiaries, unless the context indicates otherwise.

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

Through our Kirkland's and Kirkland's Home brands acquisition, we believe this addition strengthens our presence in key categories that drive both traffic and margin, while providing a flexible store base that can be integrated into our broader platform.

The acquisition of SFV Services adds installation, renovation, construction and project-execution capabilities that further differentiate Bed Bath & Beyond from traditional retailers.

The Container Store acquisition (refer to Note 17—Subsequent Events) combines the best of organizing solutions, design services and expertise with the best of Bed Bath & Beyond's home essentials. The result is a more complete home destination that combines organization, essentials, decor and services in one convenient shopping experience.

Recent Developments

Acquisition of The Brand House Collective, Inc.

On April 2, 2026, we completed the previously announced acquisition of The Brand House Collective, Inc. (“TBHC” or “The Brand House Collective”) pursuant to the Agreement and Plan of Merger, dated as of November 24, 2025 (the “TBHC Merger Agreement”), by and among the Company, Knight Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Knight Merger Sub”), and TBHC. Pursuant to the TBHC Merger Agreement, upon the terms and subject to the conditions set forth therein, Knight Merger Sub merged with and into TBHC, with TBHC surviving as a wholly owned subsidiary of the Company. We believe the acquisition of TBHC will allow us to strengthen our presence in key categories of home décor and seasonal merchandise, while providing a flexible store base that can be integrated into our broader platform.

Acquisition of SFV Services

On June 30, 2026, we completed the previously announced acquisition of SFV Services. SFV Services provides renovation, construction, demolition, facilities and project management services across residential and commercial markets. Core offerings include residential renovations and remodeling, commercial renovations and tenant improvements, demolition and white-box services, construction management, general contracting, facilities maintenance programs, franchise and multi-unit rollouts, program management, project management, and owner's representation.

Acquisition of The Container Store Holdings, LLC

On July 8, 2026 we completed the previously announced acquisition of The Container Store Holdings, LLC, a Delaware limited liability company (“TCS”), pursuant to the Agreement and Plan of Merger (the “TCS Merger Agreement”), date April 2, 2026, by and among the Company, Falcon Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“TCS Merger Sub”) and TCS. Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, Merger Sub merged with and into TCS, with TCS surviving as a wholly owned subsidiary of the Company (the “Merger”).

Merger Agreement with Fathom Holdings

On June 16, 2026, we entered into a Merger Agreement and Plan of Reorganization (the “Fathom Merger Agreement”), by and among the Company, Fathom Merger Sub, Inc., a North Carolina corporation and wholly owned subsidiary of the Company (“FTHM Merger Sub”), and Fathom Holdings, Inc., a North Carolina Corporation (“FTHM”), pursuant to which, subject to the terms and conditions set forth therein, FTHM Merger Sub will merge with and into FTHM, with FTHM surviving such Merger as a wholly owned subsidiary of the Company.

Merger Agreement with F9

On July 23, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beyond Home Services, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Purchaser”), F9 Merger Sub 1, Inc., a Delaware corporation and wholly owned subsidiary of Purchaser (“Merger Sub 1”), F9 Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Purchaser (“Merger Sub 2”), F9 Investments, LLC, a Florida limited liability company (“Seller”), F9 Brands, Inc., a Delaware corporation (the “Target”), and, solely for the purposes of Sections 3.6, 3.7, 3.8 and 5.1 of the Merger Agreement, Tom Sullivan, the indirect owner of Seller (“Sullivan”), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub 1 will merge with and into the Target (the “First Merger”), immediately followed by the merger of the Target with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub 2 surviving as a wholly owned subsidiary of Purchaser.

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

Revenue for the three months ended June 30, 2026, was $361.2 million, compared to $282.3 million for the three months ended June 30, 2025, representing an increase of $78.9 million, or 28.0%. The increase was primarily due to the inclusion of The Brand House Collective. In other respects, revenue increased, largely driven by an increase in average order value, partially offset by a decrease in number of orders delivered.

Gross profit for three months ended June 30, 2026, was $96.7 million, or 26.8% of revenue, compared to $67.0 million, or 23.7% of revenue, for the three months ended June 30, 2025. This represents an increase of $29.7 million, or 44.4%. The increase in gross profit was primarily attributable to the acquisition of The Brand House Collective, including the effect of tariff refunds. Gross margin increased by 310 basis points year-over-year, primarily due to positive mix associated with the acquisition of The Brand House Collective, including the effect of tariff refunds.

Sales and marketing expenses were $43.1 million, or 11.9% of revenue, for the three months ended June 30, 2026, compared to $38.2 million, or 13.5% of revenue, for the three months ended June 30, 2025. This represents an increase of $4.9 million, or 12.8%. The increase was primarily driven by higher revenue and related performance marketing expenses, partially offset by improved marketing efficiency.

Technology expenses increased by $1.1 million for the three months ended June 30, 2026, compared to the prior period. The increase was primarily due to severance, driven by the workforce optimization as part of our technology transformation efforts, including the adoption of evolving technological advancements such as artificial intelligence.

General and administrative expenses increased by $43.4 million for the three months ended June 30, 2026, compared to the prior period. The increase primarily reflected the expansion of our physical retail footprint, including store labor, occupancy, distribution, and other operating costs associated with The Brand House Collective, as well as $7.3 million of acquisition‑related professional fees.

Customer service and merchant fees increased by $2.2 million for the three months ended June 30, 2026, compared to the prior period. The increase was primarily driven by an increase in credit card costs, primarily due to increased volume.

Other operating expense (income), net increased by $8.5 million for the three months ended June 30, 2026, compared to the prior period. The increase reflects the $5.2 million loss from The Brand House Collective's impairment of leased assets due to store closures and the non-recurrence of the $5.0 million gain from the 2025 sale of Bed Bath & Beyond trademarks in Canada and the United Kingdom, partially offset by $2.2 million gains from lease termination.

Consolidated cash and cash equivalents decreased from $175.3 million as of December 31, 2025, to $99.5 million as of June 30, 2026, a decrease of $75.8 million, primarily as a result of disbursement for notes receivable of $20.0 million to TBHC, and net cash outflows from operating activities of $50.0 million.

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

We use the following key operating metrics to assess the performance of our business (in thousands, except for LTM net revenue per active customer, average order value and orders per active customer):

	Three months ended June 30,
	2026	2025
Active customers (1)	6,389	4,356
LTM net revenue per active customer (2)	$178	$259
Orders delivered (3)	2,797	1,289
Average order value (4)	$129	$219
Orders per active customer (5)	1.79	1.32
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
(3)    Orders delivered represents the total number of orders fulfilled in any given period, including orders that may eventually be returned. As we ship a large volume of packages related to e-commerce orders through multiple carriers, actual delivery dates for e-commerce orders may not always be available, and in those circumstances, we estimate delivery dates based on historical data. Typically, brick and mortar store orders will be fulfilled on-site at the time of the order. We view the orders delivered metric as a key indicator of our growth.
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

Macroeconomic Trends

We continue to monitor recent macroeconomic trends and geopolitical events, including, without limitation, ongoing global conflicts, trade barriers including tariffs, financial and stock market volatility, higher interest rates, inflation, and their impacts. These events have and may continue to negatively impact consumer confidence and consumer spending, which have and may continue to adversely affect our business and our results of operations. Many of our suppliers source from other countries and may be negatively affected by increased tariffs or other import/export controls by the United States and foreign governments, as well as uncertainty in the market as it responds to global macroeconomic factors. Due to the uncertain and constantly evolving nature and volatility of these trends and events, we cannot currently predict their long-term impact on our operations and financial results. As of June 30, 2026, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025, and Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenue	$361,159	$282,251	$608,914	$513,999
Cost of goods sold
Product costs and other costs of goods sold	264,478	215,282	453,035	388,898
Gross profit	$96,681	$66,969	$155,879	$125,101
Year-over-year percentage change
Net revenue	28.0%		18.5%
Gross profit	44.4%		24.6%
Percent of net revenue
Cost of goods sold
Product costs and other costs of goods sold	73.2%	76.3%	74.4%	75.7%
Gross margin	26.8%	23.7%	25.6%	24.3%

Revenue for the three months ended June 30, 2026, was $361.2 million, compared to $282.3 million for the three months ended June 30, 2025, representing an increase of $78.9 million, or 28.0%. The increase was primarily due to the inclusion of The Brand House Collective. In other respects, revenue increased, largely driven by an increase in average order value, partially offset by a decrease in number of orders delivered.

Revenue for the six months ended June 30, 2026, was $608.9 million, compared to $514.0 million for the six months ended June 30, 2025, representing an increase of $95 million or 18.5%. The increase was primarily due to the inclusion of The Brand House Collective. Bed Bath & Beyond revenue also increased, largely driven by an increase in average order value, partially offset by a decrease in number of orders delivered.

Change in estimate of average transit times (days)

Our revenue related to merchandise sales is recognized upon delivery to our customers. Typically, brick and mortar store orders will be fulfilled on-site at the time of the order. As we ship a large volume of packages related to e-commerce orders through multiple carriers, it is not practical for us to track the actual delivery date for each of those shipments. We use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates, which can be further impacted by uncertainty, volatility, and any disruption to our carriers caused by certain macroeconomic conditions, such as supply chain challenges, trade barriers including tariffs, inflation, rising interest rates, climate and weather events, or geopolitical events.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended June 30, 2026
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(6,700)	$(1,053)
1	$(3,172)	$(498)
As reported	As reported	As reported
-1	$4,866	$765
-2	$10,848	$1,705

Gross profit and gross margin

Our overall gross margins fluctuate based on factors such as competitive pricing; product costs including the effect of tariffs; discounting; product mix of sales; advertising revenue and our marketing allowance program; and operational and fulfillment costs which include costs incurred to operate and staff warehouses, including rent and depreciation expense associated with these facilities, and costs to receive, inspect, pick, and prepare customer order for delivery, all of which we include as costs in calculating gross margin.

Gross margins for the past six quarterly periods and fiscal year ending 2025 were:

	Q1 2025	Q2 2025	Q3 2025	Q4 2025	FY 2025	Q1 2026	Q2 2026
Gross margin	25.1%	23.7%	25.3%	24.6%	24.7%	23.9%	26.8%

Gross profit for the three months ended June 30, 2026, was $96.7 million, or 26.8% of revenue, compared to $67.0 million, or 23.7% of revenue, for the three months ended June 30, 2025. This represents an increase of $29.7 million, or 44.4%. The increase in gross profit was primarily attributable to the acquisition of The Brand House Collective, including the effect of tariff refunds. Gross margin increased by 310 basis points year-over-year, primarily due to positive mix associated with the acquisition of The Brand House Collective, including the effect of tariff refunds.

Gross profit for the six months ended June 30, 2026, was $155.9 million or 25.6%, compared to $125.1 million, or 24.3% of revenue, for the six months ended June 30, 2025. This represents an increase of $30.8 million, or 24.6%. The increase in gross profit was primarily attributable to the acquisition of The Brand House Collective, including the effect of tariff refunds Gross margin increased by 130 basis points year-over-year, primarily due to positive mix associated with the acquisition of The Brand House Collective, including the effect of tariff refunds.

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

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales and marketing expenses
Sales and marketing expenses	$43,108	$38,209	$75,418	$69,499
Advertising expense included in sales and marketing expenses	40,591	36,653	71,605	66,030
Year-over-year percentage change
Sales and marketing expenses	12.8%		8.5%
Advertising expense included in sales and marketing expenses	10.7%		8.4%
Percent of net revenue
Sales and marketing expenses	11.9%	13.5%	12.4%	13.5%
Advertising expense included in sales and marketing expenses	11.2%	13.0%	11.8%	12.8%

Sales and marketing expenses were $43.1 million, or 11.9% of revenue, for the three months ended June 30, 2026, compared to $38.2 million, or 13.5% of revenue, for the three months ended June 30, 2025. This represents an increase of $4.9 million, or 12.8%. The increase was primarily driven by higher revenue and related performance marketing expenses, partially offset by improved marketing efficiency.

Sales and marketing expenses were $75.4 million, or 12.4% of revenue, for the six months ended June 30, 2026, compared to $69.5 million, or 13.5% of revenue, for the six months ended June 30, 2025. The increase was driven by higher revenue and related performance marketing expenses, partially offset by improved marketing efficiency.

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

The following table summarizes our technology expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Technology expenses	$24,334	$23,221	$45,548	$49,939
Year-over-year percentage change
Technology expenses	4.8%		(8.8)%
Technology expenses as a percent of net revenue	6.7%	8.2%	7.5%	9.7%

Technology expenses increased by $1.1 million for the three months ended June 30, 2026, compared to the prior period. The increase was primarily due to severance, driven by the workforce optimization as part of our technology transformation efforts, including the adoption of evolving technological advancements such as artificial intelligence.

Technology expenses decreased by $4.4 million for the six months ended June 30, 2026, compared to the prior period. The decrease was primarily due to a reduction in staff related expenses, and a reduction in depreciation and amortization, driven by our technology transformation efforts, including the adoption of evolving technological advancements such as artificial intelligence.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$57,527	$14,088	$72,390	$28,402
Year-over-year percentage change
General and administrative expenses	308.3%		154.9%
General and administrative expenses as a percent of net revenue	15.9%	5.0%	11.9%	5.5%

General and administrative expenses increased by $43.4 million for the three months ended June 30, 2026, compared to the prior period. The increase primarily reflected the expansion of our physical retail footprint, including store labor, occupancy, distribution, and other operating costs associated with The Brand House Collective, as well as $7.3 million of acquisition‑related professional fees.

General and administrative expenses increased by $44.0 million for the six months ended June 30, 2026, compared to the prior period. The increase primarily reflects the expansion of our physical retail footprint, including store labor, occupancy, distribution, and other operating costs associated with The Brand House Collective, as well as $11.0 million of acquisition‑related professional fees.

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

The following table summarizes our customer service and merchant fees (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Customer service and merchant fees	$11,579	$9,331	$20,597	$18,688
Year-over-year percentage change
Customer service and merchant fees	24.1%		10.2%
Customer service and merchant fees as a percent of net revenue	3.2%	3.3%	3.4%	3.6%

Customer service and merchant fees increased by $2.2 million for the three months ended June 30, 2026, compared to the prior period. The increase was primarily driven by an increase in credit card costs, primarily due to increased volume.

Customer service and merchant fees increased by $1.9 million for the six months ended June 30, 2026, compared to the prior period. The increase was primarily driven by a $3.0 million increase in credit card costs, primarily due to increased order volume, partially offset by a $1.1 million decrease in customer service outsourced labor.

Other operating (expense) income, net

The following table summarizes our other operating income, net (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Other operating expense (income), net	$3,016	$(5,454)	$3,016	$(5,790)
Year-over-year percentage change
Other operating expense (income), net	(155.3)%		(152.1)%
Other operating expense (income), net as a percent of net revenue	0.8%	(1.9)%	0.5%	(1.1)%

Other operating expense (income), net increased by $8.5 million for the three months ended June 30, 2026, compared to the prior period. The increase reflects the $5.2 million loss from The Brand House Collective's impairment of leased assets due to store closures and the non-recurrence of the $5.0 million gain from the 2025 sale of Bed Bath & Beyond trademarks in Canada and the United Kingdom, partially offset by $2.2 million gains from lease termination.

Other operating expense (income), net increased by $8.8 million for the six months ended June 30, 2026, compared to the prior period. The increase reflects the $5.2 million loss from The Brand House Collective's impairment of leased assets due to store closures and the non-recurrence of the $5.0 million gain from the 2025 sale of Bed Bath & Beyond trademarks in Canada and the United Kingdom, partially offset by $2.2 million of gains from lease terminations.

Other income (expense), net

The $7.6 million favorable change in other income (expense), net for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily attributable to a $6.6 million decrease in loss recognized from our equity method securities and a $0.7 million loss from TBHC promissory convertible notes.

The $25.2 million favorable change in other income (expense), net for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily attributable to a $21.2 million decrease in loss recognized from our equity method securities, a gain of $2.8 million gain recognized on the loan commitment in 2026, and a $0.7 million non-recurring loss recognized from TBHC convertible promissory notes in 2025. The decrease in loss recognized from our equity method securities reflects the change from a recognized loss on equity method securities of $23.6 million for the six months ended June 30, 2025 to a recognized loss on equity method securities of $2.4 million for the six months ended June 30, 2026. The gain recognized on the loan commitment was driven by the fact that The Brand House Collective had drawn the entire available balance from the Delayed Draw Loan Commitment.

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

During the three months ended June 30, 2026, we completed the acquisition of The Brand House Collective, Inc. (“TBHC”). In connection with the preliminary purchase price allocation, we recognized deferred tax liabilities primarily related to differences between the financial reporting carrying amounts and the tax bases of acquired assets.

The deferred tax liabilities recognized in the acquisition provided a source of future taxable income that management considered in assessing the realizability of deferred tax assets. Based on this additional positive evidence, we released a portion of our valuation allowance during the second quarter of 2026. The release was recorded as a discrete income tax benefit in the period of the acquisition and reduced income tax expense for the three and six months ended June 30, 2026, by approximately $3.1 million.

Our provision for income tax for the three months ended June 30, 2026 and 2025 was $2.5 million benefit and $0.3 million expense, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025 was 6.0% and (1.5)%, respectively. Our provision for income tax for the six months ended June 30, 2026 and 2025 was $2.3 million benefit and $0.5 million expense, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 3.9% and (0.8)% benefit, respectively. Our tax provision and rate differs from the statutory federal income tax rate of 21% primarily due to year-to-date losses on our retail operations for which tax benefits are limited and the release of a portion of our valuation allowance.

Each quarter we assess on a jurisdictional basis whether it is more likely than not that our deferred tax assets will be realized under ASC Topic 740. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to recover our deferred tax assets. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. A significant piece of objective negative evidence evaluated as of June 30, 2026, is the cumulative loss position over a three-year period generated by our U.S. retail operations. On the basis of this evaluation, we continue to maintain a valuation allowance against our deferred tax assets for the U.S. jurisdiction, not supported by reversals of taxable temporary differences. We intend to continue maintaining a valuation allowance on our net U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

As we repatriate foreign earnings for use in the United States, the distributions are generally exempt from federal and foreign income taxes but may be subject to certain state taxes. As of June 30, 2026, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability was not material.

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

Current sources of liquidity

Our principal sources of liquidity are existing cash and cash equivalents and accounts receivable, net. At June 30, 2026, we had $99.5 million of cash and cash equivalents and $29.8 million of accounts receivable, net of allowance for credit losses.

During the six months ended June 30, 2026, the Company entered into standby letter of credits with BMO Bank N.A. valued at $9.5 million. The letter of credits were issued in favor of the Company's payment processors as a financial guarantee in connection with ongoing payment processing operations.

On June 29, 2026 and in connection with the acquisition of TCS, the Company entered into a promissory note agreement with TCS in the amount of $7.5 million. The promissory note bears interest at 8.0% per annum and matures on July 31, 2026. The Company entered into the financing arrangement to provide additional short-term liquidity and support working capital needs. The note was repaid in full prior to its contractual maturity date.

We entered into a Sales Agreement dated June 10, 2024 with JonesTrading, under which we have conducted and may in the future conduct "at the market" public offerings of our common stock. Under the Sales Agreement, JonesTrading, acting as our sales agent or principal, may offer our common stock in the market on a daily basis or otherwise as we request from time to time. At June 30, 2026, we had $16.0 million available under our "at the market" sales program. We have no obligation to sell additional shares under the Sales Agreement, but we may do so from time to time. Under the agreement, we will pay JonesTrading up to a 2% sales commission on all sales. For the six months ended June 30, 2026, we did not sell any shares of our common stock pursuant to the Sales Agreement.

Cash flow information is as follows (in thousands):

	Six months ended June 30,
	2026	2025
Cash (used in) provided by:
Operating activities	$(50,040)	$(35,092)
Investing activities	(39,433)	(20,188)
Financing activities	13,630	16,718

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $50.0 million of net cash used in operating activities during the six months ended June 30, 2026, was primarily due to loss from operating activities adjusted for non-cash items of $38.1 million and cash used by changes in operating assets and liabilities of $11.9 million.

The $35.1 million of net cash used in operating activities during the six months ended June 30, 2025, was primarily due to loss from operating activities adjusted for non-cash items of $25.3 million and cash used by changes in operating assets and liabilities of $9.8 million.

Investing activities

For the six months ended June 30, 2026, investing activities resulted in a net cash outflow of $39.4 million, primarily due to $27.2 million for the disbursement of notes receivable, $6.0 million related to the acquisitions of business, $4.6 million expenditures for property and equipment, and $1.6 million purchases of intangible assets.

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

Financing activities

For the six months ended June 30, 2026, financing activities resulted in a net cash inflow of $13.6 million, primarily due to $25.9 million from borrowings of revolving line of credits, $7.5 million proceeds from short-term debt, and $0.4 million purchases from ESPP, which was offset by $18.1 million repayments on revolving line of credits, purchase of treasury stock.

For the six months ended June 30, 2025, financing activities resulted in a net cash inflow of $16.7 million, primarily due to $24.2 million in net proceeds from the sales of our common stock pursuant to our "at the market" public offering, net of offering costs, offset by $6.5 million payments on short-term debt.

Future liquidity commitments

We expect to fund the ongoing operations, capital requirements, and working capital needs of TBHC, TCS, and SFV Services through existing cash balances, cash flows from operations, and available credit facilities.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2026, and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$125,934	$37,124	$56,338	$28,295	$4,177
Total contractual cash obligations	$125,934	$37,124	$56,338	$28,295	$4,177
 __________________________________________
(1)    Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, see Note 9—Leases, in the Notes to Unaudited Consolidated Financial Statements included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of June 30, 2026, accrued tax contingencies were $3.6 million. Changes in federal, foreign, state, and local tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Critical Accounting Policies and Estimates

During the period we completed the acquisitions of TBHC and SFV Services, we allocated the fair value of purchase consideration to the tangible assets acquired and liabilities assumed. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Our valuation procedures include consultation with an independent adviser, as appropriate. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to inventories, fixed assets and operating right-of-use assets and lease liabilities. Critical estimates in valuing certain assets include but are not limited to projected future cash flows, comparable assets, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates and changes could be significant. We expect to finalize these amounts during the one-year measurement period starting from the date of each acquisition.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 3—Business Combinations of our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

As of June 30, 2026, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in Annual Report on Form 10-K for the year ended December 31, 2025.

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

Interest on the revolving line of credit pursuant to the Loan Agreement described herein would accrue based on market rates plus 1.00%, for a one-month interest period; however, we do not expect that any changes in prevailing interest rates will have a material impact on our results of operations.

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

Investment Risk

The fair values of the equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At June 30, 2026, the recorded value in equity securities of private companies was $55.9 million. At June 30, 2026, $17.1 million of the equity securities and $26.0 million of the debt securities were measured at fair value using Level 3 inputs. The fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that providing a sensitivity analysis is not practicable. These investments valued using Level 3 inputs represent 65.1% of assets measured at fair value. See Note 4—Fair Value Measurement included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for further information. For the equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

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

On April 2, 2026, the Company completed the acquisition of The Brand House Collective (“TBHC”). On June 30, 2026, the Company completed the acquisition of TwoPonds, Inc. (“SFV Services”). As permitted by the Securities and Exchange Commission’s guidance regarding recently acquired businesses, management has excluded the internal controls over financial reporting of TBHC and SFV Services from its evaluation of disclosure controls. TBHC accounted for 21% of our total assets and 20% of our net revenue as of and for the three months ended June 30, 2026.

Limitations on Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

Except for the acquisition of TBHC and SFV Services discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of incorporating TBHC’s and SFV’s business processes and systems into our internal control over financial reporting structures.

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

The combined company will also incur restructuring and integration costs in connection with the TCS Merger. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the TCS Merger and the integration of TCS’s business with our business. We expect that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, TCS Merger-related and restructuring costs over time. However, any net benefit may not be achieved in the near term or at all. While we have assumed that certain expenses would be incurred in connection with the TCS Merger and the other transactions pursuant to the TCS Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

Lawsuits may in the future be filed against us or TCS, or against our directors or TCS’s principals, challenging the TCS Merger.
Transactions such as the TCS Merger are frequently subject to litigation or other legal proceedings, including actions alleging that our board of directors or the TCS principals breached their respective fiduciary duties to their stockholders or equity holders by entering into the TCS Merger Agreement, by failing to obtain a greater value in the transaction or otherwise. Neither we nor TCS can provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against us or TCS, or against our board of directors or the TCS principals, we and they will defend against them, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operations or financial position or that of the combined company, including through the possible diversion of either company’s resources or distraction of key personnel.

We and TCS have each incurred significant losses in recent years, and we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of the combined company.

We and TCS have each historically used significant amounts of cash in operating activities, and we expect the combined company to continue to use significant amounts of cash to fund ongoing operations, capital requirements, working capital needs, and debt service obligations for the foreseeable future. If the combined company do not achieve profitability as anticipated, we may be required to allocate additional financial resources, which could adversely affect liquidity, results of operations, or the ability to pursue other strategic initiatives. The incurrence of indebtedness for such purposes would result in increased payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt or secure such debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our liquidity, financial condition, or ability to conduct our business. We cannot be certain when or if the combined company’s operations will generate sufficient cash to fully fund ongoing operations or the growth of the combined company.

Combining our business with that of TCS may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the TCS Merger, which may adversely affect the combined company’s business results and negatively affect the value of the combined company’s common stock.

The success of the TCS Merger will depend on, among other things, the ability of us and TCS to combine our businesses in a manner that facilitates growth opportunities. We and TCS have entered into the TCS Merger Agreement because we believe that the TCS Merger and the other transactions contemplated by the TCS Merger Agreement are in the best interests of our respective stockholders and that combining our businesses will produce benefits.

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

An inability to realize the full extent of the anticipated benefits of the TCS Merger and the other transactions under the TCS Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.

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

We and TCS have operated will continue to operate independently. There can be no assurance that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees of either company, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating our operations in order to realize the anticipated benefits of the TCS Merger so the combined company performs as expected:

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

In addition, at times the attention of certain members of our management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt the business of the combined company.

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

We and TCS also have contracts with landlords, licensors and other business partners which may contain limitations applicable to such contracts following the TCS Merger. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to the combined company’s business. In addition, third parties with whom we or TCS currently have relationships may terminate or otherwise reduce the scope of their relationship with either party following the TCS Merger. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the TCS Merger.

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

We anticipate that we will have a significant amount of goodwill and other intangible assets on our consolidated balance sheet following the TCS Merger. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations, such as the TCS Merger. If the carrying amount exceeds fair value, an impairment loss is recognized. Goodwill is tested for impairment at least annually, or when we determine that a triggering event has occurred. Significant negative industry or economic trends, disruptions to our business, the impact of acquired businesses (including an inability to effectively integrate acquired businesses), unexpected significant changes, planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. We may recognize impairment charges for goodwill and other intangible assets. Any charges relating to such impairments could materially and adversely affect our results of operations in the periods recognized, which could result in an adverse effect on the market price of our common stock.

The market price for shares of our common stock following the TCS Merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of our common stock.

Our stockholders and the former equity holders and creditors of TCS were entitled to receive merger consideration under the TCS Merger Agreement now hold shares of common stock in the combined company. The business of TCS differs from our business, and, accordingly, the results of operations and prospects of the combined company will be affected by some factors that are different from those currently or historically affecting our results of operations and the market price of our common stock.

Former TCS equity holders and creditors who received shares of our common stock or the Convertible Notes in the TCS Merger may decide not to hold such securities following the TCS Merger, and our existing stockholders before the TCS Merger may decide to reduce their investment in us as a result of changes to our investment profile following the TCS Merger. Sales of our common stock after the closing, or the perception that such sales may occur, as well as future conversion of the Convertible Notes into shares of our common stock, could have the effect of depressing the market price of the common stock of the combined company.

Risks Related to the Fathom and F9 Mergers

The Pending Mergers may not be completed and the Merger Agreements may be terminated in accordance with their terms.

The Fathom Merger Agreement and the F9 Merger Agreement (together with the Fathom Merger Agreement, the “Merger Agreements”) are subject to a number of conditions that must be satisfied or waived (to the extent permitted) prior to the completion of our proposed merger with, as applicable, FTHM and F9 (together, the “Pending Mergers”). The conditions to the completion of the Pending Mergers, some of which are beyond the control of the Company, Fathom and F9, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Pending Mergers may be delayed or not completed. Additionally, either the Company or Fathom and F9 may terminate the Pending Merger Agreements, as applicable, under certain circumstances.

The termination of the Merger Agreements could negatively impact our business and the trading prices of our common stock.

If the Merger Agreements are not completed, the ongoing business of the Company may be adversely affected and, without realizing any of the expected benefits of having completed the Pending Mergers, we would be subject to a number of risks, including the following:
•failure to complete the proposed Pending Mergers may result in negative publicity and a negative impression of us in the investment community;
•we may experience negative reactions from our customers, employees, and other counterparties;
•we will be required to pay our costs relating to the Pending Mergers, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Pending Mergers are completed; and
•matters relating to the Pending Mergers (including integration planning) will require substantial commitments of time and resources by management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us.

Our current stockholders will have a reduced ownership and voting interest in us after the Pending Mergers compared to their current ownership and will exercise less influence over management.

Based on the number of issued and outstanding shares of common stock as of June 30, 2026, it is expected that Fathom and F9 equity holders and creditors entitled to receive merger consideration will collectively own up to approximately 21%, of our outstanding shares of common stock after giving effect to the Pending Mergers. As a result of the Pending Mergers, assuming consummated, our current stockholders will own a smaller percentage of the combined company than they currently own, and as a result will have less influence on our management and policies of the combined company than they now have on our management and policies, as the case may be.

Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Pending Mergers.

The Pending Mergers are subject to a number of conditions to closing as specified in the respective Merger Agreements. No assurance can be given that these approvals, financings, consents and other required conditions to closing will be obtained or satisfied, and, if they are obtained or satisfied, no assurance can be given as to their timing or the terms on which they are obtained. Any delay in completing the Pending Mergers could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Pending Mergers are successfully completed within the expected time frame.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Pending Mergers.

The success of the Pending Mergers will depend in part on the combined company’s ability to retain the talents and dedication of the professionals currently employed by us and Fathom and F9. It is possible that these employees may decide not to remain with us or Fathom or F9, as applicable, while the Pending Mergers are pending, or with the combined company if the mergers are consummated. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating us and Fathom or F9 to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, we and Fathom or F9 may not be able to locate suitable replacements for any key employees who leave either company or offer employment to potential replacements on reasonable terms. In addition, there could be disruptions to or distractions for the workforce and management, including disruptions associated with integrating employees into the combined company. No assurance can be given that the combined company will be able to attract or retain key employees of ours and Fathom or F9 to the same extent that those companies have been able to attract or retain their own employees in the past.

The Pending Mergers, and uncertainty regarding the Pending Mergers, may cause customers, strategic partners and others to delay or defer decisions concerning us or Fathom or F9 and adversely affect each company’s ability to effectively manage its respective business.

The Pending Mergers will occur only if the stated conditions are met, including the receipt of required approvals, and consents among other conditions. Many of these conditions are beyond our control and Fathom and F9’s control, and all parties also have certain rights to terminate the Pending Merger Agreements under certain circumstances.

Accordingly, there may be uncertainty regarding the completion of the Pending Mergers. This uncertainty may cause customers, strategic partners or others that deal with us or Fathom or F9 to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships with us, which could negatively affect the business of either company. Any delay or deferral of those decisions or changes in existing agreements could have an adverse impact on our business, regardless of whether the Pending Mergers are ultimately completed.

Whether or not the Pending Mergers are completed, the announcement and pendency of the Pending Mergers could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Whether or not the Pending Mergers are completed, the announcement and pendency of the Pending Mergers could cause disruptions in our business, including by diverting the attention of our management away from day-to-day business operations and toward the completion of the Pending Mergers. In addition, we have diverted significant management resources in an effort to complete the Pending Mergers. If the Pending Mergers are not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. These disruptions could adversely affect our business and financial results.

The Pending Mergers will involve substantial costs.

We, Fathom and F9 have incurred and expect to incur non-recurring costs associated with combining the operations of the companies, as well as transaction fees and other costs related to the Pending Mergers. These costs and expenses include fees paid to financial, legal, accounting and other advisors, and other related charges. Some of these costs are payable by us regardless of whether the Pending Mergers are completed.

The combined company will also incur restructuring and integration costs in connection with the Pending Mergers. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Pending Mergers and the integration of Fathom and F9’s businesses with our business. We expect that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger related and restructuring costs over time. However, any net benefit may not be achieved in the near term or at all. Many of these costs will be borne by us even if the Pending Mergers are not completed. While we have assumed that certain expenses would be incurred in connection with the Pending Mergers and the other transactions contemplated by the Merger Agreements, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

Lawsuits may in the future be filed against us or Fathom or F9, or against our directors or Fathom or F9’s principals, challenging the Pending Mergers, and an adverse ruling in any such lawsuit may prevent the Pending Mergers from becoming effective or from becoming effective within the expected time frame.

Transactions such as the proposed Pending Mergers are frequently subject to litigation or other legal proceedings, including actions alleging that the respective board of directors breached their respective fiduciary duties to their stockholders or equity holders by entering into the Merger Agreements, by failing to obtain a greater value in the transaction or otherwise. Neither we nor Fathom or F9 can provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against us, Fathom or F9, or against the respective board of directors, we and they will defend against them, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operations or financial position or that of the combined company, including through the possible diversion of either company’s resources or distraction of key personnel.

Furthermore, one of the conditions to the completion of each of the Pending Mergers is that no law or order restraining, enjoining, making illegal, or otherwise prohibiting the consummation of the Pending Mergers be in effect. As such, if any plaintiff or governmental authority is successful in obtaining such relief, that relief may prevent the Pending Mergers from becoming effective or from becoming effective within the expected time frame.

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

Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation may be limited in its ability to use its pre-ownership change net operating loss carryforwards and certain other tax attributes to offset its post-ownership change taxable income or otherwise reduce its income tax liabilities. In general, an “ownership change” will occur if the ownership of our stock by certain stockholders or groups of stockholders changes by more than 50% over a rolling three-year period. Similar rules may apply under state tax laws. Changes in the ownership of our stock, including as a result of issuances of stock in connection with the Pending Mergers, our merger with TCS, our merger with TBHC and other transactions (some of which may be beyond our control), may result in an ownership change, which could result in increased future income tax liability to us.

Risks Related to the Combined Company with Fathom and F9

We have incurred significant losses in recent years, and we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of the combined company.

We have historically used significant amounts of cash in operating activities, and we expect the combined company to continue to use significant amounts of cash to fund ongoing operations, capital requirements, working capital needs, and debt service obligations for the foreseeable future. If we, Fathom, F9, or the combined company do not achieve profitability as anticipated, we may be required to allocate additional financial resources, which could adversely affect liquidity, results of operations, or the ability to pursue other strategic initiatives. The incurrence of indebtedness for such purposes would result in increased payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt or secure such debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our liquidity, financial condition, or ability to conduct our business. We cannot be certain when or if our, Fathom’s, F9’s, or the combined company’s operations will generate sufficient cash to fully fund ongoing operations or the growth of the combined company.

Combining our business with that of Fathom or F9 may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the Pending Mergers, which may adversely affect the combined company’s business results and negatively affect the value of the combined company’s common stock.

The success of the Pending Mergers, if consummated, will depend on, among other things, the ability of us, Fathom and F9 to combine our businesses in a manner that facilitates growth opportunities. We, Fathom and F9 have entered into the respective Merger Agreements because we believe that the Pending Mergers and the other transactions contemplated by the Merger Agreements are in the best interests of our respective stockholders and that combining our businesses will produce benefits.

However, we, Fathom and F9 must successfully combine and integrate our businesses in a manner that permits these benefits to be realized. In addition, the combined company must achieve the anticipated growth without adversely affecting current revenues, liquidity, customer and vendor relationships, and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the Pending Mergers may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the Pending Mergers and the other transactions contemplated by the Merger Agreements, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and any potential cost savings, if achieved, may be lower than what we, Fathom and F9 expect and may take longer to achieve than anticipated. If we, Fathom and F9 are not able to adequately address integration challenges, we may be unable to successfully integrate operations or realize the anticipated benefits of the integration of the companies.

The failure to successfully integrate Fathom or F9 with our businesses and operations in the expected time frame may adversely affect the combined company’s future results.

We, Fathom and F9 have operated and, until the completion of the Pending Mergers, will continue to operate independently. There can be no assurance that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees of either company, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating our operations in order to realize the anticipated benefits of the Pending Mergers so the combined company performs as expected:
•combining the companies’ operations and corporate functions;
•combining the businesses and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the Pending Mergers, the failure of which would result in the anticipated benefits of the Pending Mergers not being realized in the time frame currently anticipated or at all;
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

In addition, at times the attention of certain members of our Fathom’s and F9’s management and each company’s respective resources may be focused on completion of the Pending Mergers and the integration of the businesses of the companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company’s ongoing business and the business of the combined company.

The combined company may not be able to retain customers or other business relationships, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with us, Fathom or F9.

If the Pending Mergers are consummated, the combined company may experience impacts on relationships with customers, suppliers, vendors, landlords, and other counterparties that may harm the combined company’s business and results of operations. Certain counterparties may no longer desire to do business with the combined company following the Pending Mergers, may seek to renegotiate commercial terms, or may terminate, reduce, or fail to renew existing relationships. There can be no guarantee that customers and other third parties will remain with or continue to have a relationship with the combined company following the Pending Mergers. If any customers or other counterparties stop doing business with the combined company, then the combined company’s business and results of operations may be harmed.

Contracts with landlords, licensors and other business partners may require us, Fathom or F9, as applicable, to obtain consent from these other parties in connection with the Pending Mergers, or which may otherwise contain limitations applicable to such contracts following the Pending Mergers. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to the combined company’s business. In addition, third parties with whom we, Fathom or F9 currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the Pending Mergers. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Pending Mergers. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the Pending Mergers or by a termination of the Merger Agreements.

The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business and operations.

The combined company may be exposed to increased litigation from stockholders, customers, suppliers, distributors, consumers and other third parties due to the combination of our, Fathom’s and F9’s businesses following the Pending Mergers. Such litigation may have an adverse impact on the combined company’s business and results of operations or may cause disruptions to the combined company’s operations.

Due to the Pending Mergers, we may be required to recognize impairment charges for goodwill and other intangible assets.

Upon and subject to closing the Pending Mergers, we anticipate that we will have a significant amount of goodwill and other intangible assets on our consolidated balance sheet. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations, such as the Pending Mergers. If the carrying amount exceeds fair value, an impairment loss is recognized. Goodwill is tested for impairment at least annually, or when we determine that a triggering event has occurred. Significant negative industry or economic trends, disruptions to our business, the impact of acquired businesses (including an inability to effectively integrate acquired businesses), unexpected significant changes, planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. If the Pending Mergers are consummated, we may recognize impairment charges for goodwill and other intangible assets. Any charges relating to such impairments could materially and adversely affect our results of operations in the periods recognized, which could result in an adverse effect on the market price of our common stock.

The market price for shares of our common stock following the Pending Mergers may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of our common stock.

If the Pending Mergers are consummated, our stockholders and the current equity holders and creditors of Fathom and F9 entitled to receive merger consideration under the respective Merger Agreements will hold shares of common stock in the combined company. The business of Fathom and F9 differs from our business, and, accordingly, the results of operations and prospects of the combined company will be affected by some factors that are different from those currently or historically affecting our results of operations and the market price of our common stock.

Former Fathom and F9 equity holders and creditors who receive shares of our common stock in the Pending Mergers may decide not to hold such securities following the Pending Mergers, and our existing stockholders may decide to reduce their investment in us as a result of changes to our investment profile following the Pending Mergers. Sales of our common stock after the closing, or the perception that such sales may occur could have the effect of depressing the market price of the common stock of the combined company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None not otherwise reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider trading arrangements and policies.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

2.3***
Agreement and Plan of Merger, dated as of April 2, 2026, by and among Bed Bath and Beyond, Inc., Falcon Merger Sub, LLC and The Container Store Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on April 2, 2026)

2.4***
Merger Agreement and Plan of Reorganization, dated as of June 16, 2026, by and among Bed Bath & Beyond, Inc., Fathom Merger Sub, Inc., and Fathom Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on June 17, 2026)

2.5***
Agreement and Plan of Merger, dated as of June 30, 2026, by and among Bed Bath & Beyond, Inc., Beyond Home Services, LLC, SFV Merger Sub, Inc., TwoPonds, Inc., Mitchell Rosen Revocable Trust and Sharon Rosen Revocable Trust (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on July 1, 2026)

	3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2014
	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on November 6, 2023
	3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 24, 2024
	3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 22, 2025
	3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 19, 2026
	3.6	Sixth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K filed on February 24, 2026
10.1***
Transaction Support Agreement, dated as of April 2, 2026, by and among, Bed Bath and Beyond, Inc., The Container Store Holdings, LLC and the other persons party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on April 2, 2026)

10.2
Put Agreement, dated as of April 2, 2026, by and among Bed Bath and Beyond, Inc., and the Specified Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on April 2, 2026)

10.3
Form of Voting and Support Agreement, dated as of June 16, 2026, by and among Bed Bath & Beyond, Inc., Fathom Holdings Inc., and certain stockholders of Fathom Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on June 17, 2026)

10.4
Registration Rights, Lock-Up and Voting Agreement, dated as of June 30, 2026, by and among Bed Bath & Beyond, Inc., Mitchell Rosen Revocable Trust and Sharon Rosen Revocable Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on July 1, 2026)

10.5
Amended and Restated 2005 Equity Incentive Plan, Amended and Restated Effective March 10, 2026 (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed by the Company with the SEC on March 11, 2026)

10.6*	Employment Letter Agreement, dated as of April 2, 2026, by and between Amy Sullivan and Bed Bath & Beyond, Inc.
10.7*	Employment Letter Agreement, dated as of April 2, 2026, by and between Brian LaRose and Bed Bath & Beyond, Inc.
10.8*	Employment Letter Agreement, dated as of April 2, 2026, by and between Lisa Foley and Bed Bath & Beyond, Inc.
10.9*	Release Agreement, dated as of April 27, 2026, by and between Adrianne Lee and Bed Bath & Beyond, Inc.
10.10*	Severance Agreement and Release, dated as of May 15, 2026, by and between Leah Putnam and Bed Bath & Beyond, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101	Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).
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

Date:	August 4, 2026	BED BATH & BEYOND, INC.

/s/ BRIAN LAROSE
Brian LaRose
Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)