Form 10-Q
period 2026-09-30
NEIGHBORHOOD INTELLIGENCE, INC.
filed 2026-11-05
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-41850

NEIGHBORHOOD INTELLIGENCE, INC.
(Exact name of registrant as specified in its charter)

Delaware		87-0634302
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
5310 Maryland Way
Brentwood,	Tennessee	37027
(Address of principal executive offices)		(Zip Code)
(801) 947-3100
(Registrant's telephone number, including area code)
Bed Bath & Beyond, Inc., 433 W. Ascension Way, 3rd Floor, Murray, Utah 84123
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	NXH	The Nasdaq Stock Market LLC

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

110,017,208 shares of the registrant's common stock, par value $0.0001, were outstanding on November 3, 2026.

NEIGHBORHOOD INTELLIGENCE, INC.
TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2026

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
•Our changing business model and use of the Bed Bath & Beyond brand, Overstock brand, buybuy BABY brand, Kirkland's and Kirkland's Home brand, The Container Store brand, Elfa brand, Closet Works brand, Beyond brand, and other brands of ours, could negatively impact our business.
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
•Combining our business with those of The Brand House Collective, Inc. ("TBHC") and The Container Store Holdings, LLC (“TCS”) may be more difficult, costly or time-consuming than expected, and the combined company may fail to realize the anticipated benefits of the mergers with TBHC and TCS, which may adversely affect the combined company's business results and negatively affect the value of the combined company's common stock.
•Changing our corporate name and associated branding to Neighborhood Intelligence, Inc. from Bed Bath & Beyond, Inc. may be more difficult, costly or time-consuming than expected and the new corporate name may cause confusion or fail to realize the anticipated benefits, which may adversely affect the company’s business results and negatively affect the value of the company’s common stock.

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this report and our Annual Report on Form 10-K for the year ended December 31, 2025, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 and the quarterly period ended June 30, 2026 under the headings, as applicable, "Special Cautionary Note Regarding Forward-Looking Statements," "Summary of Risk Factors," "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results and outcomes to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events. Our forward-looking statements contained in this report speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements are based.

As used herein, the “Company,” “we,” “us,” “our,” “NXH” and “Neighborhood Intelligence” refer to Neighborhood Intelligence, Inc. and its consolidated subsidiaries following the name change and to Bed Bath & Beyond, Inc. and its consolidated subsidiaries prior to the name change, unless otherwise stated or the context otherwise requires.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Neighborhood Intelligence, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$100,435	$175,295
Restricted cash	26,795	26,924
Accounts receivable, net of allowance for credit losses of $2,818 and $3,377	50,501	20,829
Inventories	227,845	5,162
Prepaids and other current assets	38,739	11,905
Total current assets	444,315	240,115
Property and equipment, net	177,348	13,712
Intangible assets, net	68,600	45,140
Goodwill	140,564	6,160
Equity securities, including securities measured at fair value of $17,075 and $26,903	54,905	66,641
Operating lease right-of-use assets	443,587	5,156
Other long-term assets, net, including securities measured at fair value of $17,682 and $42,394	29,292	48,554
Total assets	$1,358,611	$425,478
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$208,170	$89,992
Accrued liabilities	127,343	51,297
Unearned revenue	47,804	34,429
Operating lease liabilities, current	100,233	928
Short-term debt, net	—	15,500
Total current liabilities	483,550	192,146
Long-term debt, net	212,807	—
Operating lease liabilities, non-current	343,232	5,643
Deferred tax liabilities, long-term	9,436	—
Other long-term liabilities, including commitments measured at fair value of $— and $2,766	17,044	9,745
Total liabilities	$1,066,069	$207,534
Commitments and contingencies (Note 10)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Neighborhood Intelligence, Inc. Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)
(Continued)	September 30, 2026	December 31, 2025
Stockholders' equity:
Preferred stock, $0.0001 par value, authorized shares - 5,000, issued and outstanding - none	$—	$—
Common stock, $0.0001 par value, authorized shares - 200,000
Issued shares - 106,771 and 76,358
Outstanding shares - 98,626 and 68,863	11	8
Additional paid-in capital	1,401,528	1,239,338
Accumulated deficit	(924,750)	(842,711)
Accumulated other comprehensive loss	(4,896)	(2,574)
Treasury stock at cost - 8,145 and 7,495	(179,675)	(176,478)
Equity attributable to stockholders of Neighborhood Intelligence, Inc.	292,218	217,583
Equity attributable to noncontrolling interests	324	361
Total stockholders' equity	292,542	217,944
Total liabilities and stockholders' equity	$1,358,611	$425,478

See accompanying notes to unaudited consolidated financial statements.

Neighborhood Intelligence, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenue	$509,314	$257,187	$1,118,228	$771,186
Cost of goods sold	336,369	192,024	789,404	580,922
Gross profit	172,945	65,163	328,824	190,264
Operating expenses
Sales and marketing	54,272	36,126	129,690	105,625
Technology	33,549	20,645	79,097	70,584
General and administrative	131,238	11,971	203,628	40,373
Customer service and merchant fees	16,217	8,873	36,814	27,561
Other operating expense (income), net	(262)	—	2,754	(5,790)
Total operating expenses	235,014	77,615	451,983	238,353
Operating loss	(62,069)	(12,452)	(123,159)	(48,089)
Interest income (expense), net	(3,749)	1,186	(1,270)	2,837
Other income (expense), net	20,712	6,978	21,161	(17,780)
Loss before income taxes	(45,106)	(4,288)	(103,268)	(63,032)
Provision (benefit) for income taxes	(18,962)	233	(21,229)	714
Net loss	$(26,144)	$(4,521)	$(82,039)	$(63,746)
Net loss per share of common stock:
Basic	$(0.28)	$(0.07)	$(1.03)	$(1.11)
Diluted	$(0.28)	$(0.07)	$(1.03)	$(1.11)
Weighted average shares of common stock outstanding:
Basic	94,911	60,333	79,517	57,190
Diluted	94,911	60,333	79,517	57,190

See accompanying notes to unaudited consolidated financial statements.

Neighborhood Intelligence, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss	$(26,144)	$(4,521)	$(82,039)	$(63,746)
Other comprehensive income (loss)
Pension liability adjustment, net of tax	4	—	4	—
Foreign currency translation adjustment, net of tax	(2,326)	—	(2,326)	—
Other comprehensive loss	(2,322)	—	(2,322)	—
Comprehensive loss	$(28,466)	$(4,521)	$(84,361)	$(63,746)

See accompanying notes to unaudited consolidated financial statements.

Neighborhood Intelligence, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Equity attributable to stockholders of Neighborhood Intelligence, Inc.
Shares of common stock issued
Balance at beginning of period	89,604	64,322	76,358	59,560
Common stock issued upon vesting of restricted stock	49	2	1,294	341
Common stock issued for ESPP purchases	44	47	111	138
Common stock issued in the acquisition of TBHC	(1,781)	—	2,953	—
Common stock issued in the acquisition of SFV Services	—	—	7,200	—
Common stock issued in the acquisition of TCS	13,714	—	13,714	—
Common stock sold through offerings	4,998	8,100	4,998	12,432
Other	143	—	143	—
Balance at end of period	106,771	72,471	106,771	72,471
Shares of treasury stock
Balance at beginning of period	7,844	6,917	7,495	6,491
Repurchases of common stock	—	570	—	903
Tax withholding upon vesting of employee stock awards	14	—	363	93
Treasury stock retained in the participation agreement settlement	287	—	287	—
Balance at end of period	8,145	7,487	8,145	7,487
Total shares of common stock outstanding	98,626	64,984	98,626	64,984
Common stock
Balance at beginning of period	$9	$6	$8	$5
Common stock sold through offerings	1	1	1	2
Common stock issued in the acquisition of SFV Services	—	—	1	—
Common stock issued in the acquisition of TCS	1	—	1	—
Balance at end of period	$11	$7	$11	$7
Additional paid-in capital
Balance at beginning of period	$1,294,141	$1,102,079	$1,239,338	$1,072,869
Stock-based compensation to employees and directors	(1,462)	3,522	2,146	8,002
Common stock issued for ESPP purchases	146	174	500	683
Common stock sold through offerings, net	18,329	77,467	18,329	101,688
Common stock issued in the acquisition of TBHC	—	—	13,761	—
Common stock issued in the acquisition of SFV Services	—	—	37,080	—
Common stock issued in the acquisition of TCS	67,748	—	67,748	—
Reclassification of Convertible Notes conversion feature to equity	21,920	—	21,920	—
Shares issued in settlement of assumed liabilities	706	—	706	—
Balance at end of period	$1,401,528	$1,183,242	$1,401,528	$1,183,242

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Neighborhood Intelligence, Inc. Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (in thousands)
	Three months ended September 30,		Nine months ended September 30,
(Continued)	2026	2025	2026	2025
Accumulated deficit
Balance at beginning of period	$(898,606)	$(799,691)	$(842,711)	$(740,466)
Net loss	(26,144)	(4,521)	(82,039)	(63,746)
Balance at end of period	$(924,750)	$(804,212)	$(924,750)	$(804,212)
Accumulated other comprehensive loss
Balance at beginning of period	$(2,574)	$—	$(2,574)	$—
Net other comprehensive loss	(2,322)	—	(2,322)	—
Balance at end of period	$(4,896)	$—	$(4,896)	$—
Treasury stock
Balance at beginning of period	$(178,206)	$(171,526)	$(176,478)	$(169,676)
Repurchases of common stock	—	(4,907)	—	(6,218)
Tax withholding upon vesting of employee stock awards	(53)	(5)	(1,781)	(544)
Treasury stock retained in the participation agreement settlement	(1,416)	—	(1,416)	—
Balance at end of period	$(179,675)	$(176,438)	$(179,675)	$(176,438)
Total equity attributable to stockholders of Neighborhood Intelligence, Inc.	$292,218	$202,599	$292,218	$202,599

Equity attributable to noncontrolling interests
Balance at beginning of period	$324	$337	$361	$—
Proceeds from security token offering, net	—	4	—	341
Dividends from token offering	—	—	(37)	—
Net loss attributable to noncontrolling interests	—	—	—	—
Total equity attributable to noncontrolling interests	$324	$341	$324	$341

Total stockholders' equity	$292,542	$202,940	$292,542	$202,940

See accompanying notes to unaudited consolidated financial statements.

Neighborhood Intelligence, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(82,039)	$(63,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,494	12,803
Amortization of debt issuance and original issue discount cost	1,159	—
Non-cash operating lease cost	2,407	1,461
Stock-based compensation to employees and directors	2,146	8,002
Deferred income tax	(18,287)	—
Gain on sale of intangible assets	—	(5,790)
Impairment of long-lived assets (including leases)	4,491	—
Gain on lease termination	(2,232)	—
Loss on disposal of fixed assets	1,463	—
Loss from equity method securities	3,427	16,644
Gain on loan commitment	(2,766)	—
Gain on fair value adjustment for derivative	(20,959)	—
Other non-cash adjustments	(913)	1,720
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(11,715)	(1,460)
Inventories	(35,707)	4,333
Prepaids and other current assets	(1,445)	2,251
Other long-term assets, net	186	(493)
Accounts payable	16,630	12,375
Accrued liabilities	1,324	(26,990)
Unearned revenue	2,578	(7,275)
Operating lease assets and liabilities, net	(3,447)	(1,016)
Other long-term liabilities	(3,256)	(3,031)
Income taxes payable	12	—
Net cash used in operating activities	(118,449)	(50,212)

Continued on the following page See accompanying notes to unaudited consolidated financial statements.

Neighborhood Intelligence, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine months ended September 30,
(Continued)	2026	2025
Cash flows from investing activities:
Expenditures for property and equipment	$(11,963)	$(5,249)
Purchase of intangible assets	(1,973)	(15,214)
Acquisitions of businesses, net of cash acquired	13,114	—
Purchase of equity securities	—	(8,000)
Proceeds from the sale of intangible assets	—	6,250
Disbursement of notes receivable	(27,168)	(8,232)
Proceeds from settlement of loan participation agreement	6,465	—
Other investing activities, net	50	29
Net cash used in investing activities	(21,475)	(30,416)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	18,329	101,690
Proceeds from short-term debt	7,500	—
Payments on short-term debt	—	(7,000)
Proceeds from long-term debt	15,778	—
Payments on long-term debt	(73)	—
Proceeds from revolving line of credit, net	26,298	—
Refinancing costs	(149)	—
Repurchase of shares	—	(6,218)
Payments of taxes withheld upon vesting of employee stock awards	(1,781)	(544)
Proceeds from employee stock purchase plan	500	683
Dividends from token offering	(37)	—
Other financing activities, net	(348)	341
Net cash provided by financing activities	66,017	88,952

Effect of exchange rate changes on cash	(1,082)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(74,989)	8,324
Cash, cash equivalents, and restricted cash, beginning of period	202,219	186,093
Cash, cash equivalents, and restricted cash, end of period	$127,230	$194,417

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Non-cash acquisition of TBHC, SFV Services, and TCS	$271,198	$—

See accompanying notes to unaudited consolidated financial statements.

Neighborhood Intelligence, Inc.
Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Neighborhood Intelligence, Inc. (Nasdaq:NXH), previously Bed Bath & Beyond, Inc., is a data and technology company organized around three interconnected pillars: Omni-Channel Retail, Home Services and Home Ownership. Its portfolio includes Bed Bath & Beyond, Overstock, buybuy BABY, Kirkland's, The Container Store, Elfa and Closet Works, along with its expanding Home Services and Home Ownership businesses. The Company also includes a blockchain asset portfolio inclusive of tZERO, GrainChain, and other assets.

In August 2026, the Company changed its corporate name from Bed Bath & Beyond, Inc. to Neighborhood Intelligence, Inc. and changed the ticker symbol for its common stock from "BBBY" to "NXH". The Company's common stock ceased trading under the ticker symbol "BBBY" on the New York Stock Exchange at the close of market on August 14, 2026, and on August 17, 2026, its common stock began trading under the ticker symbol "NXH" on the Nasdaq Global Select Market. The Company does not distinguish between its prior and current corporate name and refers to its current corporate name throughout these financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. These financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to the Company's significant accounting policies disclosed in Note 2—Accounting Policies and Supplemental Disclosures, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, except as disclosed below.

The accompanying unaudited consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiaries and other subsidiaries for which the Company exercises control, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the Company's opinion, necessary for a fair presentation of results for the interim periods presented. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for any future period or the full fiscal year, due to seasonality and other factors.

Prior to April 2, 2026, June 30, 2026, and July 8, 2026, The Brand House Collective, Inc. (formerly known as Kirkland’s Inc.) ("The Brand House Collective" or “TBHC”), TwoPonds, Inc., a Delaware corporation (“SFV Services”), and The Container Store Holdings, LLC, a Delaware limited liability company (“TCS” or "The Container Store"), respectively, were not consolidated subsidiaries of the Company. Accordingly, transactions between the Company, and TBHC and TCS prior to the acquisition dates, including any related amendments, were accounted for as transactions with a non-consolidated entity and are reflected in the Company’s consolidated financial statements through the acquisition dates in accordance with their nature.

Beginning on the respective acquisition dates, the results of operations, assets and liabilities of TBHC and TCS are included in the Company’s consolidated financial statements. Accordingly, balances and transactions between the Company, TBHC and TCS occurring after the acquisition date of each entity are eliminated in consolidation.

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

3. BUSINESS COMBINATIONS

Acquisition of The Container Store Holdings, LLC

On July 8, 2026, the Company completed the previously announced acquisition of TCS, pursuant to the Agreement and Plan of Merger (the “TCS Merger Agreement”), dated April 2, 2026, by and among the Company, TCS Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“TCS Merger Sub”) and TCS. Pursuant to the TCS Merger Agreement, upon the terms and subject to the conditions set forth therein, TCS Merger Sub merged with and into TCS, with TCS surviving as a wholly owned subsidiary of the Company (the “Merger”). The acquisition of TCS combines organizing solutions, design services and expertise with the Company's home essentials to provide a more complete home destination that combines organization, essentials, decor and services in one shopping experience.

Pursuant to the terms and conditions of the TCS Merger Agreement, the Company issued an aggregate number of 13,714,287 shares of the Company's common stock and $112.6 million aggregate principal amount of its 5.00% Convertible Senior Notes due 2033 (“2033 Convertible Notes”) to holders of outstanding TCS indebtedness as merger consideration. Please refer to Note 8—Borrowings for additional information regarding these 2033 Convertible Notes.

The results of operations of TCS have been included in the unaudited consolidated financial statements of the Company from July 8, 2026, the TCS Acquisition Date (as discussed further in Note 2—Summary of Significant Accounting Policies). For both the three and nine months ended September 30, 2026, results of operations included $156.4 million in revenues and $30.1 million in net loss attributable to TCS.

The following table summarizes the components of the purchase consideration (in thousands):

Share consideration issued to holders of outstanding TCS indebtedness (1)	$67,749
Convertible notes consideration issued to holders of outstanding TCS indebtedness (2)	108,470
Settlement of preexisting relationships (3)	(7,500)
Investment in TCS	$168,719
___________________________________________
(1)    Represents the aggregate fair value of 13,714,287 common shares of the Company issued directly to the sellers based on the closing trading price of the Company's common stock of $5.37 per share on the TCS Acquisition Date, adjusted for a discount for lack of marketability of $0.43 due to the unregistered status of the shares issued, resulting in a fair value of $4.94 per share on July 8, 2026.
(2)    Represents debt incurred for the issuance of $112.6 million aggregate principal amount of Convertible Notes with a fair value of $108.5 million, reflecting a discount of approximately 3.6% from the principal amount.
(3) Represents the effective settlement of a preexisting relationship for the $7.5 million short-term loan due to TCS.

The Company has provisionally allocated the purchase consideration based on the estimated fair values of the assets acquired and liabilities assumed at the TCS Acquisition Date as follows (in thousands):

July 8, 2026
Cash and cash equivalents	$19,114
Accounts receivable, net	17,168
Inventories	139,944
Prepaids and other current assets	20,812
Property and equipment, net	148,198
Intangible assets, net	22,329
Operating lease right-of-use assets	338,565
Other long-term assets, net	4,861
Total assets acquired	710,991
Accounts payable	48,689
Accrued liabilities	36,693
Unearned revenue	29,057
Operating lease liabilities, current	68,837
Short-term debt, net	282
Long-term debt, net	84,600
Operating lease liabilities, non-current	269,728
Deferred tax liabilities, long-term	27,197
Other long-term liabilities	8,219
Total liabilities assumed	573,302
Net assets acquired	137,689
Goodwill	31,030
Less: Cash acquired	(19,114)
Purchase price, net of cash acquired	$149,605

The fair values presented were estimated by management, with the assistance of a third-party valuation specialist. Goodwill is the excess over net identifiable assets. The goodwill recognized is attributable to TCS’s assembled workforce and expected synergies from combining the operations of the Company and TCS. None of the goodwill is expected to be deductible for income tax purposes.

In connection with the acquisition, the Company acquired indefinite-lived intangible assets consisting of TCS's trademarks. The acquired trademarks were recorded at fair value using the relief from royalty method.

The Company elected the practical expedient in ASC 805-20-30-29 to recognize and measure contract liabilities assumed from TCS's contracts with customers, consisting of unearned revenue and gift card and store credit liabilities, on the basis of the assessments TCS made in applying ASC 606 to those contracts, rather than performing separate assessments as of the TCS Acquisition Date. As a result, these contract liabilities, which are included within unearned revenue in the table above, were recognized at TCS's carrying value rather than at a remeasured fair value. The Company does not expect the effect of applying this practical expedient, as compared to measuring these contract liabilities at fair value, to be material to the accompanying purchase price allocation.

The initial accounting for the TCS acquisition is incomplete as the valuation of the net assets acquired has not yet been finalized. As such there may be adjustments to the purchase accounting and those adjustments could be material. Management is completing its evaluation during the measurement period, which will not exceed one year from the acquisition date. Any adjustments to the provisional amount arising from new information about facts and circumstances that existed as of the acquisition date will be recognized in the period the adjustment is determined, with a corresponding adjustment to goodwill.

Acquisition of SFV Services

On June 30, 2026 (the “SFV Services Acquisition Date”), the Company, acquired SFV Services and the parent company of SFV-LLGC, LLC, a Florida limited liability company. The integration of SFV Services adds installation, renovation, construction and project-execution capabilities that further differentiates the Company from traditional retailers.

The results of operations of SFV Services have been included in the unaudited consolidated financial statements of the Company from June 30, 2026, the SFV Services Acquisition Date. For both the three and nine months ended September 30, 2026, results of operations included $11.4 million in revenues and $1.2 million in net loss attributable to SFV Services.

The following table summarizes the components of the purchase consideration (in thousands):

Share consideration issued to SFV Services shareholders (1)	$37,080
Investment in SFV Services	$37,080
___________________________________________
(1)     Represents the aggregate fair value of 7,200,000 unregistered shares of common stock of the Company issued directly to the sellers at price of $5.15 per share, based on the closing trading price of the Company's common stock of $5.79 per share on June 30, 2026, adjusted for discount for lack of marketability of $0.64 per share due to the unregistered status of the shares issued.

The Company has provisionally allocated the purchase consideration based on the estimated fair values of the assets acquired and liabilities assumed at the SFV Services Acquisition Date, as adjusted for measurement period adjustments, as follows (in thousands):

	June 30, 2026	Measurement period adjustments (1)	June 30, 2026 (as adjusted)
Total assets acquired	$8,454	$170	$8,624
Total liabilities assumed	3,669	(803)	2,866
Net assets acquired	4,785	973	5,758
Goodwill	32,295	(973)	31,322
Less: cash acquired	(3,990)	(10)	(4,000)
Purchase price, net of cash acquired	$33,090	$(10)	$33,080
___________________________________________
(1)    The measurement period adjustments primarily reflect changes in the estimated fair value of certain assets and liabilities and did not have a material impact on the previously reported results of operations subsequent to the SFV Services Acquisition Date. The measurement period adjustments were recorded to reflect new information obtained from facts and circumstances existing as of the transaction date and did not result from subsequent intervening events.

The fair values presented were estimated by management. The assets acquired and liabilities assumed, other than goodwill, is primarily composed of working capital balances, including cash and cash equivalents, accounts receivable, net, prepaid expenses and other current assets, accounts payable, and unearned revenue. Goodwill is the excess over net identifiable assets. The goodwill recognized is attributable to SFV Services’s assembled workforce and expected synergies from combining the operations of the Company and SFV Services. None of the goodwill is expected to be deductible for income tax purposes.

Acquisition of The Brand House Collective, Inc.

On April 2, 2026, the Company completed the previously announced acquisition of TBHC pursuant to the Agreement and Plan of Merger, dated as of November 24, 2025 (the “TBHC Merger Agreement”), by and among the Company, Knight Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Knight Merger Sub”), and TBHC. Pursuant to

the TBHC Merger Agreement, upon the terms and subject to the conditions set forth therein, Knight Merger Sub merged with and into TBHC, with TBHC surviving as a wholly owned subsidiary of the Company. TBHC is a retailer of home décor and seasonal merchandise with a network of stores located across multiple markets.

Pursuant to the TBHC Merger Agreement, each outstanding share of TBHC common stock was converted into the right to receive 0.1993 shares of the Company's common stock, par value $0.0001 per share. Holders of fractional shares received cash in lieu thereof based on the Company's closing stock price of $4.62 per share on April 1, 2026. In addition, outstanding TBHC stock options and restricted stock units were settled in accordance with the merger agreement, with eligible awards converted into shares of the Company's common stock based on the exchange ratio and certain out-of-the-money options canceled.

The results of operations of TBHC have been included in the unaudited consolidated financial statements of the Company from April 2, 2026, the TBHC Acquisition Date (as discussed further in Note 2—Summary of Significant Accounting Policies). For the three and nine months ended September 30, 2026, results of operations included $61.2 million and $131.7 million in revenues, respectively, and $15.3 million and $34.2 million in net loss, respectively, attributable to TBHC.

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
___________________________________________
(1)    Represents the aggregate fair value of 2,705,263 common shares of the Company issued directly to the sellers based on the closing trading price of the Company's common shares of $4.62 per share on April 2, 2026.
(2)     Represents the aggregate fair value of 247,793 common shares of the Company issued in exchange for TBHC RSU equity awards that accelerated upon the change in control.
(3)     Represents the settlement of TBHC existing indebtedness.
(4)     Represents the effective settlement of preexisting relationships comprised of 1) the settlement of Notes payable and accrued interest due to the Company of $43,732 and $473, respectively, 2) Accounts receivable from inventory sales of $3,836, and 3) Collaboration fee receivable of $205.
(5)     Represents the reported amount of the Company’s previously held interests in TBHC.

Prior to the Acquisition Date, the Company owned 39.8% of the outstanding ownership interests in TBHC which it accounted for as an equity method security under the fair value option. The TBHC Acquisition Date fair value of the Company’s previously held ownership interest in TBHC was approximately $8.4 million and is included in the measurement of the investment in TBHC. The Company remeasured the previously held equity investment to its fair value, as of the date of acquisition, based on TBHC’s quoted market price as of April 1, 2026. The remeasurement resulted in an immaterial loss. Refer to Note 2—Summary of Significant Accounting Policies, basis of presentation, and Note 7—Equity Securities for further information.

The Company has provisionally allocated the purchase consideration based on the fair values of the assets acquired and liabilities assumed at the TBHC Acquisition Date, as adjusted for measurement period adjustments, as follows (in thousands):

	April 2, 2026	Measurement period adjustments (1)	April 2, 2026 (as adjusted)
Cash and cash equivalents	$—	$—	$—
Inventories (2)	56,194	(9,010)	47,184
Prepaids and other current assets	7,076	—	7,076
Property and equipment, net	34,128	449	34,577
Operating lease right-of-use assets	121,731	—	121,731
Other long-term assets, net	2,477	—	2,477
Total assets acquired	221,606	(8,561)	213,045
Accounts payable	53,887	—	53,887
Accrued liabilities and unearned revenue	18,786	(210)	18,576
Operating lease liabilities, current	33,520	—	33,520
Long-term debt, net	6,811	—	6,811
Operating lease liabilities, non-current	85,699	—	85,699
Other long-term liabilities	6,317	—	6,317
Total liabilities assumed	205,020	(210)	204,810
Net assets acquired	16,586	(8,351)	8,235
Fair value of previously held equity interest	(8,398)	—	(8,398)
Goodwill	63,701	8,351	72,052
Less: Cash acquired	—	—	—
Purchase price, net of cash acquired	$71,889	$—	$71,889
___________________________________________
(1)    The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, primarily related to inventory, property and equipment, and accrued liabilities. The measurement period adjustments were recorded to reflect new information obtained from facts and circumstances existing as of the TBHC Acquisition Date and did not result from subsequent intervening events.
(2) In September 2026, the Company finalized the valuation of acquired inventory. As a result, inventory was adjusted by $9.0 million based on information obtained from the valuation report received in September 2026. The corresponding adjustment of $9.0 million was recognized in cost of goods sold in the consolidated statement of operations, of which the entire amount related to the previous quarter.

The fair values presented were estimated by management, with the assistance of a third-party valuation specialist. Goodwill is the excess over net identifiable assets. The goodwill recognized is attributable to TBHC’s assembled workforce and expected synergies from combining the operations of the Company and TBHC. None of the goodwill is expected to be deductible for income tax purposes.

The initial accounting for the TBHC acquisition is incomplete as the valuation of the net assets acquired has not yet been finalized. As such there may be adjustments to the purchase accounting and those adjustments could be material. Management is completing its evaluation during the measurement period, which will not exceed one year from the TBHC Acquisition Date. Any adjustments to the provisional amount arising from new information about facts and circumstances that existed as of the acquisition date will be recognized in the period the adjustment is determined, with a corresponding adjustment to goodwill.

For the three and nine months ended September 30, 2026, the Company incurred acquisition costs related to the above transactions of $2.6 million and $10.4 million, respectively. These costs are reported in the consolidated statements of operations as general and administrative and relate to professional expenses and other third-party costs.

Pro forma information (unaudited)

The following reflects the unaudited pro forma impact of the current year acquisitions on the Company’s results of operations giving effect to the transactions as though they had occurred on January 1, 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenue	$526,895	492,915	1,565,735	1,597,486
Net income (loss)	(32,660)	(15,097)	(226,524)	(149,441)

4. FAIR VALUE MEASUREMENT

The Company accounts for fair value measurements in accordance with ASC 820, which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and classifies the inputs to measure fair value into the following hierarchy:

Level 1: Quoted prices for identical assets or liabilities in active markets.

Level 2: Quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-driven valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Pricing inputs that are unobservable for the assets and liabilities and include situations where there is little, if any, market activity for the assets and liabilities.

The inputs into the determination of fair value require significant management judgment or estimation.

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis using the following levels of inputs (in thousands):

	Fair Value Measurements at September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$37,658	$37,658	$—	$—
Equity securities, at fair value	17,075	—	—	17,075
Available-for-sale debt securities (1)	17,682	—	—	17,682
Total assets	$72,415	$37,658	$—	$34,757

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market funds	$22,717	$22,717	$—	$—
Equity securities, at fair value	26,903	9,828	—	17,075
Available-for-sale debt securities (1)	18,417	—	—	18,417
Debt securities, at fair value (1)	23,977	—	23,977	—
Total assets	$92,014	$32,545	$23,977	$35,492
Liabilities:
Loan commitments, at fair value (2)	$2,766	$—	$—	$2,766
Total liabilities	$2,766	$—	$—	$2,766
___________________________________________
(1)    Included in other long-term assets, net in the consolidated balance sheets.
(2)    Included in other long-term liabilities in the consolidated balance sheets.

The following table provides activity for the Company's Level 3 investments (in thousands):

Amount
Level 3 investments at December 31, 2025	$35,492
Increase due to purchases of Level 3 debt securities	7,168
Decrease due to settlement of Level 3 debt securities	(8,630)
Accrued interest, net on Level 3 debt securities	727
Level 3 investments at September 30, 2026	$34,757
The following table provides activity for the Company's Level 3 liabilities (in thousands):

Amount
Level 3 liabilities at December 31, 2025	$2,766
Recognition of conversion feature associated with 2033 Convertible Notes	43,380
Remeasurement of conversion feature due to partial extinguishment	(501)
Remeasurement of conversion feature upon shareholder approval	(20,959)
Reclassification of conversion feature to equity	(21,920)
Derecognition of Level 3 loan commitment	(2,766)
Level 3 liabilities at September 30, 2026	$—

The Company utilized the "With-and-Without" method for valuation of the conversion feature. This methodology involves the valuation of the 2033 Convertible Notes: (i) inclusive of all terms, features, and conditions and (ii) exclusive of the benefits provided by the embedded derivatives, and infers the difference in value between (i) and (ii) as reflective of its fair value.

The following table lists the key valuation inputs used in the Company's valuation of the associated conversion feature of the 2033 Convertible Notes as of the following dates (in thousands):

	July 8, 2026		September 24, 2026
Interest-bearing debt	$94,300		$125,500
Equity value	469,500		336,800
Total invested capital	$563,800		$462,300

Monte Carlo simulation assumptions:
Dividend yield	0.0%		0.0%
Expected term	6.7	years	6.5	years
Risk-free rate	4.4%		5.1%
Indicated volatility	86.0%		84.0%

The fair value of the Company's financial liabilities at September 30, 2026 is estimated below (in thousands).

	Principal Amount	Fair Value
2033 Convertible Notes	$111,254	$79,620
Eclipse Exit ABL Credit Facility (a)	87,048	87,048
2019 Elfa Senior Secured Credit (a)	15,005	15,005
BMO Line of Credit (a)	15,500	15,500
Bank of America Revolver (a)	30,509	30,509
Total debt (b)	$259,316	$227,682

(a) The fair value of the Company's outstanding borrowings under each of these instruments approximates its reported value, because the interest rate is variable and reflects current market rates. See Note 8—Borrowings for additional information.

(b) The table above excludes finance lease obligations and debt discount.

The fair values presented are based on pertinent information available to management as of the respective period end date. The estimated fair values of the Company's debt are classified as Level 2 in the fair value hierarchy, except for the 2033 Convertible Notes, which are classified at Level 3 in the fair value hierarchy. For the 2033 Convertible Notes, the Company applied the discounted cash flow method under the income approach utilizing a market yield assumption. A Monte Carlo simulation was applied to determine the simulated stock price at each payment date and event that may trigger conversion of the notes. In scenarios without forced redemption/conversion, the Company assumed the holder would force the conversion of the notes to maximize economic returns associated with conversion.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Computer hardware and software, including internal-use software and website development	$220,915	$186,022
Land and Building	24,981	—
Furniture and equipment	62,483	1,630
Leasehold improvements	56,156	1,159
Construction in progress	14,830	—
	379,365	188,811
Less: accumulated depreciation	(202,017)	(175,099)
Total property and equipment, net	$177,348	$13,712

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$905	$1	$1,853	$90
Technology	2,468	3,607	9,698	11,857
General and administrative	14,583	73	16,456	240
Total depreciation	$17,956	$3,681	$28,007	$12,187

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill consist of the following (in thousands):

December 31, 2025 balance	$6,160
Add: TBHC acquisition	72,052
Add: SFV acquisition	31,322
Add: TCS acquisition	31,030
September 30, 2026 balance	$140,564

Goodwill recognized during the nine months ended September 30, 2026, relates to the Company's acquisitions. Refer to Note 3—Business Combinations for additional information.

Intangible assets, net consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Intangible assets subject to amortization, gross (1)	$5,644	$5,645
Less: accumulated amortization of intangible assets	(4,294)	(3,813)
Intangible assets subject to amortization, net	1,350	1,832
Intangible assets not subject to amortization	67,250	43,308
Total intangible assets, net	$68,600	$45,140
___________________________________________
(1)    At September 30, 2026, the weighted average remaining useful life for intangible assets subject to amortization, gross was 1.75 years.

7. EQUITY SECURITIES

Equity securities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Equity securities accounted for under the equity method under ASC 323	$37,830	$39,738
Equity securities accounted for under the fair value option	17,075	26,903
Total equity securities	$54,905	$66,641

The following table includes the Company's equity securities and related ownership interest as of September 30, 2026:

Ownership interest
Medici Ventures, L.P.	99%
tZERO Group, Inc.	21%
Zulily Newco	25%

The carrying amount of the Company's equity method securities was $54.9 million at September 30, 2026, which is included in Equity securities on the consolidated balance sheets, of which $17.1 million was valued under the fair value option (tZERO and Zulily Newco). For the equity method investments, there was no difference in the carrying amount of the assets and liabilities and the maximum exposure to loss, and there was no difference between the carrying amount of the investment in Medici Ventures, L.P., and the amount of underlying equity the Company has in the entity's net assets.

The following table summarizes the net loss recognized on equity method securities recorded in other income (expense), net in the consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss recognized on the Company's proportionate share of the net assets of our equity method securities	$(1,023)	$(565)	$(1,907)	$(9,559)
Increase / (decrease) in fair value of equity method securities held under fair value option	—	7,570	(1,521)	(7,085)

Upon obtaining control of TBHC, the Company discontinued its application of equity method accounting resulting in a decrease in the carrying amount of equity method securities held under the fair value option of $8.4 million. Refer to Note 3—Business Combinations for further information on consolidation of TBHC.

TZROP Conversion

On April 29, 2026, tZERO, an investee of the Company in which the Company is the largest shareholder, announced that the required majority of holders of its Series A Preferred Equity Tokens ("TZROP tokens") had approved the proposal to convert each outstanding TZROP token into three shares of tZERO's Series B preferred stock and eight shares of tZERO's common stock. As a result of the conversion, the Company's combined direct and indirect ownership in tZERO, decreased from approximately 49.4% to 36.2%. The decrease in the Company's combined indirect and direct ownership did not have a material impact on the carrying value of the Company's investment in tZERO.

In connection with the proposed conversion, the Company entered into a non-binding Letter of Intent with tZERO pursuant to which the Company has indicated its intent to lead up to $10.0 million in additional financing through a convertible note financing. The proposed financing is expected to be funded in tranches subject to the achievement of specified operational and financial milestones. As of September 30, 2026, the proposed financing has not been funded or approved.

8. BORROWINGS

Long-term debt consists of the following (in thousands):

September 30, 2026
2033 Convertible Notes	$111,254
Eclipse Exit ABL Credit Facility	87,048
2019 Elfa Senior Secured Credit	15,005
BMO Line of Credit	15,500
Bank of America Revolver	30,509
Elfa Finance Lease	253
Total debt, gross	$259,569
Less: Unamortized debt discount	(46,762)
Total long-term debt, net	$212,807

2033 Convertible Notes

On July 8, 2026, in connection with the Company's acquisition of TCS, the Company issued $112.6 million aggregate principal amount of 5.00% Convertible Senior Notes due 2033 (the "2033 Convertible Notes") to holders of outstanding TCS indebtedness as merger consideration under an indenture, dated as of July 8, 2026 (the “Indenture”), among the Company, the subsidiary guarantors from time to time party thereto and Computershare Trust Company, National Association, as trustee.

The 2033 Convertible Notes are senior, unsecured obligations of the Company and accrue interest payable semiannually in arrears at a rate of 5.00% per year on April 1 and October 1 of each year, beginning April 1, 2027. The 2033 Convertible Notes mature on July 8, 2033, unless earlier converted or repurchased. The 2033 Convertible Notes are guaranteed on a senior, unsecured basis by certain subsidiaries of the Company.

A holder of 2033 Convertible Notes may, at its option, convert all or any portion of its 2033 Convertible Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The Company may, at its election, settle conversions of the 2033 Convertible Notes through physical settlement (i.e., issuance of shares of Company’s common stock, the default settlement method), cash settlement or combination settlement, subject to the terms of the Indenture.
The conversion rate is initially 109.8901 shares of the Company's common stock per $1,000 principal amount of the 2033 Convertible Notes (equivalent to an initial conversion price of approximately $9.10 per share of the Company's common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events (as set forth in the Indenture), but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) or if the 2033 Convertible Notes are subject to redemption, the Company will in certain circumstances, increase the conversion rate by a number of additional shares of Company common stock (not to exceed 228.8329 shares of Company common stock per $1,000 principal amount of the 2033 Convertible Notes) for a holder who elects to convert its 2033 Convertible Notes in connection with such Make-Whole Fundamental Change or such redemption.

In connection with the issuance of the 2033 Convertible Notes on July 8, 2026, the Company bifurcated the conversion feature from the debt host and accounted for it as a derivative liability measured at fair value, with changes in fair value recognized in earnings. The conversion feature did not initially qualify for the scope exception in Accounting Standards Codification 815, Derivatives and Hedging ("ASC 815") for contracts indexed to, and classified in, the Company’s own equity. Until Company stockholder approval was obtained under applicable stock exchange rules, the number of shares issuable upon conversion was capped at 19.99% of the Company’s outstanding common stock, and any conversion obligation above the cap was required to be settled in cash.
If the Company undergoes certain fundamental changes, holders are entitled to require the Company to repurchase for cash all or any portion of their 2033 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2033 Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture provides for customary events of default, which, if any of them occurs, would permit or require the principal, interest and any other monetary obligations on all outstanding 2033 Convertible Notes to become due and payable immediately.

Under the Indenture, the Company agreed to use its reasonable best efforts to obtain the approval of its stockholders that is required under the applicable stock exchange rules in connection with the issuance of the Company's common stock upon conversion of the 2033 Convertible Notes (the “Stockholder Approval”). The Indenture provided that if the Company had not obtained Stockholder Approval on or before the earlier of October 8, 2026 and the date of the first special meeting of the Company’s stockholders held to obtain the Stockholder Approval, the interest payable on the 2033 Convertible Notes would increase to 10.00% per year from that date, and if the Company had not obtained the Stockholder Approval on or before the earlier of January 8, 2027 and the date of the second special meeting of the Company’s stockholders held to obtain the Stockholder Approval, the interest payable on the 2033 Convertible Notes would increase to 12.00% per year until such stockholder approval is obtained.

Because of the settlement limitation described above that applies prior to obtaining the Stockholder Approval, the conversion feature did not, at issuance, qualify for the scope exception to derivative accounting for contracts indexed to the Company's own equity, and therefore required bifurcation as a derivative liability under ASC 815. Using the with-and-without methodology, the Company allocated the $108.5 million acquisition-date fair value first to the derivative liability of $43.4 million and with the residual amount to the debt host of $65.1 million representing the initial net carrying amount. The total debt discount of $47.5 million was created at issuance, representing the difference between the initial net carrying amount of the debt host contract and the principal amount, which will be amortized to interest expense over the term of the 2033 Convertible Notes.

On July 8, 2026, the Company cancelled $1.3 million aggregate principal amount of the 2033 Convertible Notes in connection with the settlement of previously held participation interests in certain TCS loans immediately following the closing of the TCS
Acquisition. The transaction was accounted for as a partial extinguishment of debt, resulting in a loss of approximately $0.1 million.

On September 24, 2026, the Company obtained the Stockholder Approval pursuant to applicable stock exchange requirements, at which point the conversion feature qualified for the scope exception to derivative accounting under ASC 815 and no longer required bifurcation. The derivative liability on the approval date was remeasured to its fair value of $21.9 million and reclassified to additional paid-in capital (Refer to Note 12—Stockholders' Equity).

As of September 30, 2026, the 2033 Convertible Notes had an outstanding principal balance of $111.3 million and unamortized debt discount of $46.0 million, resulting in a net carrying value of $65 million, classified within long-term debt. Interest expense related to the 2033 Convertible Notes, consisting of contractual interest and amortization of the debt discount, was $2.2 million for each of the three and nine months ended September 30, 2026, (effective interest rate of 14.41%). No conversions occurred during the three and nine months ended September 30, 2026.

Eclipse Exit Asset-Based Lending (ABL) Credit Facility

On January 28, 2025, The Container Store, Inc. and certain of their domestic subsidiaries (the “TCS Company Parties") entered into an exit asset-based revolving credit agreement with Eclipse Business Capital LLC, providing for a $140 million aggregate revolving credit commitment, subject to a borrowing base as set forth in the Exit ABL Credit Agreement (the "Exit ABL Credit Facility"). As of September 30, 2026, $22.5 million was available to borrow under the Exit ABL Credit Facility.

The Exit ABL Credit Facility bears interest at a percentage per annum equal to SOFR plus 4.25% and matures on January 28, 2028. Interest expense related to the Exit ABL Credit Facility was $2.2 million for the three and nine months ended September 30, 2026. The Exit ABL Credit Facility is secured by substantially all assets of the TCS Company Parties (subject to customary exceptions), with a first-priority lien on inventory, accounts receivable (including credit card receivables) and other working capital assets (and proceeds thereof) (the “ABL Priority Assets”) and a second-priority lien on equipment, real property, intellectual property, investment property and other fixed assets (and proceeds thereof) (the “Term Priority Assets"). The Exit ABL Credit Facility contains a number of covenants that, among other things, restrict the Company's ability, subject to specified exceptions, to incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves, engage in businesses that are not in a related line of business; make loans, advances or guarantees engage in transactions with affiliates; and make investments. In addition, the financing agreements contain certain cross-default provisions. The Company is required to maintain minimum availability of at least 10% of the greater of the borrowing base and the aggregate commitments (as defined in the agreement). As of September 30, 2026, the Company was in compliance with all covenants under the Exit ABL Credit Facility and no Event of Default has occurred.

2019 Elfa Senior Secured Credit Facilities

Elfa International AB, a wholly owned Swedish subsidiary ("Elfa"), has a master credit agreement with Nordea Bank AB, which consists of (i) an SEK 110.0 million (approximately $11.0 million as of September 30, 2026) revolving credit facility (the “2019 Original Revolving Facility”), (ii) upon Elfa’s request, an additional SEK 115.0 million (approximately $11.5 million as of September 30, 2026) revolving credit facility ( the “2019 Elfa Revolving Facilities”), and (iii) an uncommitted term loan facility in the amount of SEK 25.0 million (approximately $2.5 million as of September 30, 2026), which is subject to receipt of Nordea Bank’s commitment and satisfaction of specified conditions. The term for the 2019 Elfa Senior Secured Credit Facilities matures on September 30, 2028. Loans borrowed under the 2019 Elfa Revolving Facilities bear interest at Nordea Bank’s base rate +1.40%. Any loan borrowed under the Incremental Term Facility would bear interest at Stibor +1.70%. Interest expense related to the 2019 Elfa Senior Secured Credit Facilities was SEK 0.4 million (approximately less than $0.1 million) for the three and nine months ended September 30, 2026.
The 2019 Elfa Senior Secured Credit Facilities are secured by the majority of assets of Elfa. The 2019 Elfa Senior Secured Credit Facilities contains a number of covenants that, among other things, restrict Elfa’s ability, subject to specified exceptions, to incur additional liens, sell or dispose of assets, merge with other companies, engage in businesses that are not in a related line of business and make guarantees. In addition, Elfa is required to maintain (i) a Group Equity Ratio (as defined in the 2019 Elfa Senior Secured Credit Facilities) of not less than 32.5% and (ii) a consolidated ratio of net debt to EBITDA (as defined in the 2019 Elfa Senior Secured Credit Facilities) of less than 3.20. As of September 30, 2026, this facility is fully drawn and Elfa was in compliance with all covenants under the 2019 Elfa Senior Secured Credit Facilities and no Event of Default (as defined in the 2019 Elfa Senior Secured Credit Facilities) had occurred.

BMO Line of Credit

In October 2024, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with BMO Bank N.A. (in such capacity, "BMO"), pursuant to which BMO agrees to lend the Company up to $25.0 million on a one-year revolving line of credit to aid the Company in securing strategic ventures. As of September 30, 2026, the Company had $15.5 million in outstanding borrowings and $9.5 million in outstanding standby letters of credit. Accordingly, no additional borrowing capacity was available under the BMO Line of Credit. In connection with the Loan Agreement, BMO issued a revolving line of credit promissory note (the "Revolving Note") and granted a lien on the cash collateral account specified in the Loan Agreement (the "Cash Collateral Account"). The revolving line of credit bears interest on the unpaid principal balance at an annual rate equal to the Secured Overnight Financing Rate ("SOFR") rate, for a one-month interest period plus 1.00%, established by the Federal Reserve Bank of New York. For the three and nine months ended September 30, 2026, the Company recorded interest expense of $0.2 million and $0.6 million related to the BMO Line of Credit. For the three and nine months ended September 30, 2025, the Company recorded interest expense of $0.2 million and $0.9 million related to the BMO Line of Credit.The Company is obligated to pay certain commitment fees on undrawn amounts under the Loan Agreement in amounts specified in the Loan Agreement. The Loan Agreement and Revolving Note was scheduled to terminate on October 18, 2026, and loans thereunder may be borrowed, repaid, and reborrowed up to such date. In September 2025, the Company and BMO extended the term of the Loan Agreement and Revolving Note by one year to October 2026. In October 2026, the Company and BMO extended the term of the Loan Agreement and Revolving Note for an additional year, which will now terminate in October 2027 (Refer to Note 18—Subsequent Events).

The Loan Agreement is subject to limited affirmative covenants and negative covenants, including the requirement that the Company maintain cash in the Cash Collateral Account in an amount that is three percent greater than BMO's aggregate commitments under the Loan Agreement. For the three and nine months ended September 30, 2026, the Company was in compliance with its debt covenants and continues to monitor ongoing compliance with the debt covenants.

Bank of America Revolver

On April 2, 2026, following the acquisition of TBHC, TBHC entered into a Sixth Amendment to Third Amended and Restated Credit Agreement (as the same has been amended from time to time, the “2023 Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and lender, pursuant to which Bank of America, N.A. agreed to lend the Company up to $90.0 million. During the three and nine months ended September 30, 2026, the Company borrowed $19.0 million and $44.9 million, respectively and repaid $3.1 million and $21.2 million, respectively under the 2023 Credit Agreement. For the three and nine months ended September 30, 2026, the Company recorded interest expense of $0.6 million and $1.0 million related to the 2023 Credit Agreement. The 2023 Credit Agreement matures on March 31, 2028 and bears interest at a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus 1.00%. The fee paid to the lenders on the unused portion of the 2023 Credit Agreement is 25 basis points when usage is greater than 50% of the total commitment amount; otherwise, the fee on the unused portion is 37.5 basis points per annum.

Pursuant to the 2023 Credit Agreement, the Company entered into a pledge and security agreement with the administrative agent to the 2023 Credit Agreement, pledging its equity interests in TBHC. The Company has not guaranteed the obligations under the 2023 Credit Agreement or pledged any assets, other than the pledged equity interests in TBHC as collateral.

9. LEASES

The Company has operating leases for office space, a data center, distribution centers, manufacturing facilities, retail store locations, warehouses, and certain vehicles and equipment. The Company also leases computer hardware under operating leases and has finance leases within its subsidiary Elfa. The Company's operating leases generally have remaining lease terms ranging from one year to thirteen years, some of which may provide the Company renewal options to extend the leases, and some of which may include options to terminate the leases within one year.

The components of lease expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost	$31,269	$323	$41,678	$1,756
Finance lease cost	79	—	79	—
Short-term lease cost	258	—	484	—
Variable lease cost	135	234	167	851

The following table provides a summary of other information related to leases (in thousands):

	Nine months ended September 30,
	2026	2025
Cash payments included in operating cash flows from lease arrangements	$45,210	$1,313

The following table provides supplemental balance sheet information related to leases:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term—operating leases	5.14 years	6.76 years
Weighted-average discount rate—operating leases	11%	7%

Maturity of lease liabilities under non-cancellable operating leases as of September 30, 2026, are as follows (in thousands):

Payments due by period	Amount
2026 (Remainder)	$58,416
2027	122,359
2028	98,063
2029	77,166
2030	56,851
Thereafter	110,062
Total lease payments	522,917
Less interest	79,452
Present value of lease liabilities	$443,465
During the three and nine months ended September 30, 2026, the Company recognized an immaterial loss and a loss of $4.5 million for impairment related to right-of-use assets and related long-lived store assets arising from store-closure decisions. Impairment expense is recognized in the consolidated statement of operations as other operating expense (income), net.

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

The Company establishes liabilities when a particular contingency is probable and estimable which are included in accrued liabilities on the consolidated balance sheets. At September 30, 2026 and December 31, 2025, the Company's established liabilities were not material.

Tariffs

The International Emergency Economic Powers Act ("IEEPA") was used by the Trump administration to impose tariffs on imports. The U.S. Supreme Court ruled on February 20, 2026, that IEEPA does not authorize the President to impose tariffs, and as a result, on March 4, 2026, the Court of International Trade (CIT) ordered the Trump administration to begin refunding all tariffs imposed under IEEPA. On May 29, 2026, the administration appealed the CIT's ruling requiring universal refunds and reliquidation of finally liquidated entries. However, other entries, that are not finally liquidated are already being processed by U.S. Customs and Border Protection ("CBP"). The Company participated in the phase one IEEPA claim submissions, which began on April 20, 2026, and submitted a refund request for tariffs previously paid. During May and June 2026, the Company was informed that entries that paid tariffs of $9.2 million were approved for refunds and that the Company would also be paid $0.3 million of accrued interest. The Company received a nominal initial payment in July 2026 and substantially all remaining consideration in August and September 2026.

The Company applied a loss recovery model to account for the tariff refunds and a gain contingency model to account for the accrued interest, as under the loss recovery model, recovery of previously incurred losses is recognized when probable and reasonably estimable. Interest income was recognized upon resolution of all uncertainties associated with the claim and confirmation of the amounts to be received.

As of September 30, 2026, the Company has received $9.6 million of its tariff refund claims and related accrued interest, with an immaterial receivable remaining outstanding. The Company recognized $9.2 million of tariff refund claims as an offset against cost of goods sold, the financial statement caption in which the original tariff cost was recognized, and the $0.4 million of interest income in interest income, net, on the Company's consolidated statement of operations. The Company received the remaining receivable in October 2026, and accordingly, there are no remaining uncertainties associated with the tariff refund claims and related accrued interest.

11. INDEMNIFICATIONS AND GUARANTEES

During the normal course of business, the Company has made certain indemnities, commitments, and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities include, but are not limited to, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, the environmental indemnity the Company entered into in favor of the lenders under its prior loan agreements, customary indemnification arrangements in underwriting agreements and similar agreements, and indemnities to its directors and officers to the maximum extent permitted under the laws of the State of Delaware, and the guarantee of 2033 Convertible Notes by certain subsidiaries of the Company. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As such, the Company is unable to estimate with any reasonableness its potential exposure under these items. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.

12. STOCKHOLDERS' EQUITY

JonesTrading Sales Agreements

The Company entered into a Capital on DemandTM Sales Agreement (the "June 2024 Sales Agreement") dated June 10, 2024 with JonesTrading Institutional Services LLC ("JonesTrading"), under which the Company has conducted "at the market" public offerings of its common stock. Under the June 2024 Sales Agreement, JonesTrading, acting as the Company's sales agent or principal, had the ability to offer the Company's common stock in the market on a daily basis, or otherwise, as the Company requested, from time to time. The Company had no obligation to sell shares under the June 2024 Sales Agreement.

During the nine months ended September 30, 2026, the Company sold 4,217,044 shares of its common stock pursuant to the June 2024 Sales Agreement and has recognized $15.7 million in proceeds, net of $0.3 million of offering costs, including commissions paid to JonesTrading. During the nine months ended September 30, 2025, the Company sold 12,432,021 shares of its common stock pursuant to the June 2024 Sales Agreement and has recognized $101.7 million in proceeds, net of $2.1 million of offering costs, including commissions paid to JonesTrading. As of September 30, 2026, the Company had zero remaining available under the June 2024 Sales Agreement.

On August 4, 2026, the Company entered into a Capital on DemandTM Sales Agreement (the "August 2026 Sales Agreement") with JonesTrading, under which the Company has conducted, and may in the future conduct, "at the market" public offerings of its common stock. Under the August 2026 Sales Agreement, JonesTrading, acting as the Company's sales agent or principal, may offer the Company's common stock in the market on a daily basis, or otherwise, as the Company requests, from time to time. The Company has no obligation to sell shares under the August 2026 Sales Agreement.

During the nine months ended September 30, 2026, the Company sold 781,021 shares of its common stock pursuant to the August 2026 Sales Agreement and has recognized $2.6 million in proceeds, net of $0.1 million of offering costs, including commissions paid to JonesTrading. As of September 30, 2026, the Company had $197.3 million remaining available under the August 2026 Sales Agreement. On October 5, 2026, the Company signed an amendment to the August 2026 Sales Agreement, reducing the dollar amount of common stock permitted to be sold under the agreement to $75 million (refer to Note 18—Subsequent Events).

Warrants

On September 22, 2025, the Company announced that its Board of Directors had declared a warrant dividend distribution (the "Warrant Distribution") to the record holders of the Company's common stock, in the form of warrants to purchase the common stock (the "Warrants"). Holders of common stock at the close of business on October 2, 2025 (the "Record Date") received one warrant for each ten shares of common stock then owned, rounded down to the nearest whole number. The Warrants were distributed to holders of common stock on the terms and conditions described in the Warrant Agreement, dated as of October 7, 2025, between the Company, Computershare, Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., as Warrant Agent. The Warrants have a cash exercise price of $15.50. As the Early Expiration Price Condition (as defined in the Warrant Agreement) was not met, all outstanding Warrants expired on October 7, 2026 (refer to Note 18—Subsequent Events).

During the nine months ended September 30, 2026, 219 warrants were exercised. As of September 30, 2026, 6,884,121 warrants remained outstanding.

Reclassification of Convertible Note Derivative Liability

On September 24, 2026, the Company’s stockholders approved the issuance of shares of common stock upon conversion of the 2033 Convertible Notes in excess of that cap. Upon approval, the share cap was removed and physical settlement became the default settlement method. As a result, the conversion feature met the criteria for equity classification and no longer required bifurcation as an embedded derivative. On the approval date, the Company remeasured the derivative liability to its fair value of $21.9 million, recognized a gain on the change in the fair value of the derivative liability, and reclassified the derivative liability to additional paid-in capital. See Note 8—Borrowings for more information.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss ("AOCL") consists of pension liability adjustments and foreign currency translation. The components of AOCL, net of tax, were as follows:

	Pension liability adjustment	Foreign currency translation	Total
Balance at December 31, 2025	$—	$(2,574)	$(2,574)
Other comprehensive income (loss) before reclassification, net of tax	4	(2,326)	(2,322)
Amounts reclassified to earnings, net of tax	—	—	—
Net current period other comprehensive income (loss)	4	(2,326)	(2,322)
Balance at September 30, 2026	$4	$(4,900)	$(4,896)

Amounts reclassified from AOCL to earnings for the pension liability adjustment category are generally included in cost of goods sold or general and administrative expenses in the Company’s consolidated statements of operations.

14. STOCK-BASED AWARDS

Stock-based compensation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$—	$2	$—	$4
Sales and marketing	57	112	(76)	257
Technology	12	690	393	1,409
General and administrative	(1,531)	2,718	1,826	6,332
Customer service and merchant fees	—	—	3	—
Total stock-based compensation	$(1,462)	$3,522	$2,146	$8,002

The Company had performance share option forfeitures during the three months ended September 30, 2026 that resulted in a $5.9 million reversal of previously recognized stock-based compensation expense. The reversal is included in general and administrative expense in the consolidated statements of operations.

Restricted stock unit awards

The Company's Amended and Restated 2005 Equity Incentive Plan (the "Plan") provides for the grant of restricted stock units and other types of equity awards to employees and directors of the Company. The Compensation Committee of the Board of

Directors approves grants of restricted stock unit awards to the Company's officers, board members, and employees. These restricted stock unit awards generally vest over a period of three years to four years, subject to the recipient's continuing service to the Company.

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

Performance Shares

Performance-based shares ("PSUs") granted to the Company's executive management team under the Plan are eligible to vest based on achieving specific performance metrics. To the extent any of the PSUs become earned based on the Company's achievement of the aforementioned performance metrics, such earned PSUs will vest equally over three years or four years, on the annual anniversary of the grant date, subject to the recipient’s continued service through the vesting date. To be eligible to vest in any tranche of the PSUs, the Company must meet the threshold performance metrics established for the performance period. Expense is recognized as compensation cost based on the fair value on the date of grant over the performance period, taking into account the probability that the Company will satisfy the performance goals.

Stock-based compensation related to the PSUs is included in the stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, performance share options, and employee stock purchase plan. Due to staff-related reductions, stock-based compensation related to the PSUs was a credit of $0.7 million and a credit of $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and credits of $1.6 million and $0.4 million due to staff-related reductions for the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes restricted stock unit and PSU award activity (in thousands, except per share data):

	Nine months ended September 30, 2026
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	3,037	$8.21
Granted at fair value (1)	6,540	4.61
Vested	(1,294)	7.58
Forfeited	(1,188)	9.28
Outstanding—end of period	7,095	$4.80
___________________________________________
(1)    Includes 662,251 performance share units awarded during the nine months ended September 30, 2026 for which a grant date under ASC 718, Compensation—Stock Compensation, had not been established as of September 30, 2026. These units are included in the number of units granted and outstanding above and are reflected in the weighted-average grant-date fair value at $4.50. The fair value of these units will be remeasured and finalized on the date a mutual understanding of the performance targets is reached.

Share Options

Stock-based compensation related to the Performance Share Option is included in the stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, PSUs, and employee stock purchase plan. Stock-based compensation related to the performance share options was a net reversal of $5.6 million for the three months ended September 30, 2026 , and an expense of $0.7 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, stock-based compensation related to the performance share options was a net reversal of $4.7 million and an expense of $2.5 million, respectively. The net reversal for the three and nine months ended September 30, 2026 was primarily attributable to the forfeiture of all 2,250,000 then outstanding options with a weighted average exercise price per share of $53.33, which resulted in a $5.9 million reversal of previously recognized stock-based compensation expense.

Employee Stock Purchase Plan

Purchases under the 2021 Employee Stock Purchase Plan (the "ESPP") during the nine months ended September 30, 2026 and 2025 were 110,979 shares and 137,966 shares, respectively, at an average purchase price per share of $4.06 and $5.32, respectively. At September 30, 2026, 2,430,373 shares of common stock remained available under the ESPP.

Stock-based compensation related to the ESPP is included in the stock-based compensation expense table above combined with the expense associated with the Company's restricted stock units, PSUs, and performance share options. Stock-based compensation related to the ESPP was $0.1 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively and $0.4 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

2026 Employment Inducement Equity Incentive Plan

On August 4, 2026, the board of directors of the Company adopted the Neighborhood Intelligence, Inc. 2026 Employment Inducement Equity Incentive Plan (formerly the Bed Bath & Beyond, Inc. 2026 Employment Inducement Equity Plan) (the "Inducement Plan") to facilitate the recruitment and retention of key employees through equity-based compensation awards. The Inducement Plan permits the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share awards, performance unit awards, and deferred stock units to newly hired employees as a material inducement to employment with the Company. The Inducement Plan was adopted without stockholder approval in reliance on an exemption available under the NYSE Listed Company Manual for awards granted as a material inducement to employment and provides for a maximum of 4,500,000 shares of common stock to be issued thereunder.

On August 5, 2026, the Company filed a Registration Statement on Form S-8 registering 4,500,000 shares of its common stock for issuance under the Inducement Plan. Awards granted under the Inducement Plan must be approved by either the Compensation Committee of the board of directors, provided the committee is composed solely of independent directors, or by a majority of the Company's independent directors. During the three and nine months ended September 30, 2026, the Company granted 1,935,689 of restricted stock units and 662,251 performance share awards under the Inducement Plan, covering an aggregate of 2,597,940 shares of common stock, resulting in share-based compensation expense of $1.9 million recognized during each of the three and nine month periods then ended. As of September 30, 2026, total unrecognized compensation cost related to unvested awards granted under the Inducement Plan was $9.7 million, which is expected to be recognized over a weighted-average period of approximately 1.96 years.

15. REVENUE AND CONTRACT LIABILITY

Unearned Revenue

The following table provides information about unearned revenue from contracts with customers, including significant changes in unearned revenue balances during the periods presented (in thousands):

Amount
Unearned revenue at December 31, 2025	34,429
Increase due to deferral of revenue at period end, net	9,237
Increase due to business combinations	39,854
Decrease due to beginning and acquired contract liabilities recognized as revenue	(35,716)
Unearned revenue at September 30, 2026	$47,804

Unearned revenue consists primarily of customer orders shipped but not yet delivered, gift cards, store credits, and loyalty program rewards. At September 30, 2026 and December 31, 2025, the Company had an additional $2.3 million and $2.4 million, respectively, of unearned contract revenue classified within other long-term liabilities on the consolidated balance sheets. The Company's total unearned revenue related to outstanding loyalty program rewards was $4.5 million and $4.1 million at September 30, 2026 and December 31, 2025, respectively. Breakage income related to loyalty program rewards and gift cards is recognized in net revenue in the consolidated statements of operations. Breakage recognized in revenue was $0.7 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively and $2.3 million and $9.7 million for the nine months ended September 30, 2026 and 2025, respectively. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations. The increase due to business combinations represents unearned revenue assumed in acquisitions of TCS, SFV, and TBHC. Refer to Note 3—Business Combinations for additional information.

Sales returns allowance

The following table provides additions to and deductions from the sales returns allowance, which is included in the Accrued liabilities balance in the consolidated balance sheets (in thousands):

Amount
Allowance for returns at December 31, 2025	7,722
Additions due to business combinations	3,296
Additions to the allowance	63,058
Deductions from the allowance	(65,046)
Allowance for returns at September 30, 2026	$9,030

16. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(26,144)	$(4,521)	$(82,039)	$(63,746)

Denominator:
Weighted average shares of common stock outstanding—basic	94,911	60,333	79,517	57,190
Weighted average shares of common stock outstanding—diluted	94,911	60,333	79,517	57,190

Net loss per share of common stock:
Basic	$(0.28)	$(0.07)	$(1.03)	$(1.11)
Diluted	$(0.28)	$(0.07)	$(1.03)	$(1.11)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Restricted stock units, PSUs, and Share Options	1,957	2,601	1,957	2,601
Employee Stock Purchase Plan	180	273	180	273
Warrants	6,884	—	6,884	—
Convertible Notes (1)	25,459	—	25,459	—
___________________________________________
(1)    Represents shares issuable upon the conversion of the 2033 Convertible Notes issued pursuant to the TCS Merger Agreement to holders of TCS indebtedness. See Note 8—Borrowings for further information.

17. BUSINESS SEGMENTS

The Company currently has one reportable segment, which is its Retail business consisting of Bed Bath & Beyond, Overstock.com, TCS, TBHC, and SFV Services.

The accounting policies of the Retail segment are the same as those described in the summary of significant accounting policies. The Chief Operating Decision Maker (CODM), who is the Company's Principal Executive Officer, makes resource allocation decisions based on reports that focus predominantly on Net Revenues, Gross Profit, as well as Operating Income (Loss) measured under GAAP, as reported on the Consolidated Statement of Operations. The CODM also receives the Consolidated Cash and Cash Equivalents balance as a measure of liquidity as reported on the Consolidated Balance Sheet. The CODM uses Operating Income (Loss) to evaluate income generated from segment resources in deciding whether to reinvest profits into the retail segment or into other parts of the entity, such as to make acquisitions or investments. The CODM also uses Operating Income (Loss) to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing bonus metrics.

18. SUBSEQUENT EVENTS

Termination of Merger Agreement with Fathom

On October 5, 2026, the Company and Fathom Holdings, Inc. mutually agreed to terminate the previously announced Fathom Merger Agreement (the "Fathom Merger Agreement Termination"). Upon such termination, the Fathom Merger Agreement became immediately null and void, and each of the parties to the Fathom Merger Agreement were relieved of their duties and obligations arising under the Fathom Merger Agreement after the date of such termination.

Amendment No. 1 to August 2026 Sales Agreement

On October 5, 2026 the Company signed an amendment to the August 2026 Sales Agreement reducing the dollar amount of common stock permitted to be sold under the agreement from $200.0 million to $75.0 million.

Registered Direct Offering

On October 6, 2026, the Company completed the purchase and sale of an aggregate of 10,881,192 shares of its common stock and pre-funded warrants to purchase up to 5,241,997 shares of common stock in a registered direct offering generating gross proceeds of approximately $45.5 million and net proceeds of approximately $43.0 million, after deducting placement agent fees and other offering expenses. In addition, the Company issued warrants to purchase up to 16,123,189 shares of common stock at an exercise price of $3.45 per share. The warrants are exercisable six months following the initial issuance date, and will expire five years following the initial exercise date. The Company intends to use the net proceeds from the offering to accelerate merger synergies and build inventory. Any remaining proceeds will be used for working capital and general corporate purposes.

Expiration of Warrants

On October 7, 2026, all 6,884,121 Warrants then outstanding under the Warrant Agreement expired.

Sale of Domain Name

On October 15, 2026, the Company entered into an agreement to sell its Tokens.com domain name to Abraham Strategies Limited for $5.0 million in cash. The transfer of the domain name was completed prior to the issuance of these financial statements, and the Company received the related cash proceeds on October 23, 2026.

BMO Debt Amendment

On October 18, 2026, the Company entered into the second amendment to loan and security agreement with BMO Bank N.A. ("BMO"), extending the maturity date from October 18, 2026 to October 18, 2027. Please refer to Note 8—Borrowings for additional information regarding this loan agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe to be relevant to an understanding of our unaudited consolidated financial condition and results of operations. The statements in this section regarding industry outlook, our expectations regarding the performance of our business and any other non-historical statements are forward-looking statements. Our actual results and outcomes may differ materially from those contained in or implied by any forward-looking statements contained herein. These forward-looking statements are subject to numerous risks, uncertainties, and other important factors, including, but not limited to, those described in "Special Cautionary Note Regarding Forward Looking Statements" and in Part II, Item 1A, "Risk Factors" included in this Quarterly Report on Form 10-Q. You should read the following discussion together with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part II, Item 1A, "Risk Factors," and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 and with the sections entitled "Special Cautionary Note Regarding Forward-Looking Statements," Part II, Item 1A, "Risk Factors" included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 and the quarterly period ended June 30, 2026.

Overview

Neighborhood Intelligence (Nasdaq: NXH), previously Bed Bath & Beyond, Inc., is a data and technology company organized around three interconnected pillars: Omni-Channel Retail, Home Services and Home Ownership. Its portfolio includes Bed Bath & Beyond, Overstock, buybuy BABY, Kirkland's, The Container Store, Elfa and Closet Works, along with its expanding Home Services and Home Ownership businesses. The Company also includes a blockchain asset portfolio inclusive of tZERO, GrainChain, and other assets.

Our strategic priorities include curating stylish, high-quality assortments to make product selection intuitive and affordable, in addition to enhancing offerings with trusted aspirational brands. We transform the customer experience by building trust, creating life-stage experiences, and consistently delivering inspiration, quality, and value.

The Omni-Channel Retail pillar has an affinity model that owns or has ownership interests in various brands, offering a comprehensive array of products and services that enable its customers to enhance everyday life through quality, style, and value. In addition, we also offer an increasing number of add-on services across our platforms, including warranties, shipping insurance, and installation services. Our customer engagement and retention are bolstered by our welcome rewards+ membership program, enhancing the overall value proposition for our customers.

Recent Developments

Acquisition of The Container Store Holdings, LLC

On July 8, 2026, we completed the previously announced acquisition of The Container Store, pursuant to the TCS Merger Agreement, dated April 2, 2026, with TCS surviving as a wholly owned subsidiary of the Company. Beginning on the TCS Acquisition Date, the results of operations, and assets and liabilities of TCS are included in our consolidated financial statements. Pursuant to the terms and conditions of the TCS Merger Agreement, we issued an aggregate number of 13,714,287 shares of common stock and $112.6 million aggregate principal amount of Convertible Notes to holders of outstanding TCS indebtedness as merger consideration.

Termination of Merger Agreement with F9

On September 8, 2026, we announced that the Company and F9 Brands, Inc. (“F9”) have terminated the previously announced acquisition agreement. We determined F9 was unable to satisfy all closing requirements within the contemplated timeframe. We will not proceed with the acquisition or enter into a commercial or strategic collaboration with F9. The companies will continue to operate independently, and the terms and economics of the previously announced acquisition agreement are no longer in effect.

Alliant Credit Union Partnership and Journey Home Launch

On September 15, 2026, we announced a long-term strategic partnership with Alliant Credit Union (“Alliant”) to develop Beyond Credit Union, powered by Alliant, which is expected to launch in the first quarter of 2027.

On September 21, 2026, we and Alliant announced Journey Home, a savings and homebuying program developed by Alliant in collaboration with us through our Bed Bath & Beyond brand. The program is designed to help consumers save for a down payment, purchase a home, and manage the transition into homeownership. It will be offered through Alliant, our portfolio of brands and Home Services and Home Ownership businesses, and other Alliant partnerships, and will be featured within the Beyond Credit Union ecosystem.

Termination of Merger Agreement with Fathom

On October 5, 2026, we and Fathom Holdings, Inc. (“Fathom”) mutually agreed to terminate the previously announced merger agreement between the companies (“Fathom Merger Agreement Termination”). Following careful consideration of the proposed transaction, the boards of directors of both companies concluded that proceeding with a merger at current valuations would not appropriately reflect the fair value of either company for its shareholders. Rather than continue to pursue the transaction, we and Fathom mutually agreed to terminate the merger agreement. We do not expect to incur any termination fee in connection with the Fathom Merger Agreement Termination.

We and Fathom intend to continue exploring potential areas of collaboration, including data sharing, subject to appropriate agreements and applicable requirements. We expect to remain independent of Fathom, and there can be no assurance that any collaboration agreement will be entered into or that any benefits will be realized.

Management Change

On October 5, 2026, Brian LaRose resigned as Chief Financial Officer of the Company. On the same date, the Company's Board of Directors appointed Paul Kosturos as Interim Chief Financial Officer and principal financial officer, effective immediately. We believe the strengthened finance leadership and our integration efforts, including expense reductions achieved to date and additional savings opportunities identified, position us to improve our cost structure, operational efficiency, and financial discipline over time.

Registered Direct Offering

On October 6, 2026, the Company completed a registered direct offering of common stock, pre-funded warrants and accompanying warrants, generating gross proceeds of approximately $45.5 million and net proceeds of approximately $43.0 million, after deducting placement agent fees and other offering expenses. We intend to use the net proceeds to accelerate merger synergies and build inventory, and any remainder for working capital and general corporate purposes. In connection with the offering, we also reduced the size of our at-the-market equity offering facility from $200.0 million to approximately $75.0 million.

Key Operating Metrics

We review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial forecasts and make strategic decisions. We believe these operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with U.S. GAAP. The key operating and financial metrics should be read in conjunction with the following discussion of our results of operations and together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

We use the following key operating metrics to assess the performance of our business (in thousands, except for the last twelve months ("LTM") net revenue per active customer, average order value and orders per active customer). Our key operating metrics for the three months ended September 30, 2026 are not directly comparable to prior results for the three months ended September 30, 2025 due to the inclusion of results from the acquisitions of TCS and TBHC.

	Three months ended September 30,
	2026	2025
Active customers (1)	8,989	4,151
LTM net revenue per active customer (2)	$154	$259
Orders delivered (3)	3,978	1,254
Average order value (4)	$125	$205
Orders per active customer (5)	1.99	1.30
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
(2)    LTM net revenue per active customer represents total net revenue in a twelve-month period divided by the total number of active customers for the same twelve-month period. We view LTM net revenue per active customer as a key indicator of our customers' purchasing patterns, including their initial and repeat purchase behavior.
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
(4)    Average order value is defined as total net revenue in any given period divided by the total number of orders delivered in that period. We view average order value as a key indicator of the mix of products ordered by our customers, the mix of offers and promotions involved and the purchasing behavior of our customers.
(5)    Orders per active customer is defined as orders delivered in a twelve-month period divided by active customers for the same twelve-month period. We view orders per active customer as a key indicator of our customers' purchasing patterns, including their initial and repeat purchase behavior.

Macroeconomic Trends

We continue to monitor recent macroeconomic trends and geopolitical events, including, without limitation, ongoing global conflicts, trade barriers including tariffs, financial and stock market volatility, higher interest rates, inflation, and their impacts. These events have and may continue to negatively impact consumer confidence and consumer spending, which have and may continue to adversely affect our business and our results of operations. Many of our suppliers source from other countries and may be negatively affected by increased tariffs or other import/export controls by the United States and foreign governments, as well as uncertainty in the market as it responds to global macroeconomic factors. Due to the uncertain and constantly evolving nature and volatility of these trends and events, we cannot currently predict their long-term impact on our operations and financial results. As of September 30, 2026, the challenges arising from these events have not adversely affected our liquidity or capacity to service our debt, nor have these conditions required us to reduce our capital expenditures.

Results of Operations

Comparisons of Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025, and Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025

Net revenue, cost of goods sold, gross profit and gross margin

The following table summarizes our net revenue, cost of goods sold, and gross profit (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenue	$509,314	$257,187	$1,118,228	$771,186
Cost of goods sold
Product costs and other costs of goods sold	336,369	192,024	789,404	580,922
Gross profit	$172,945	$65,163	$328,824	$190,264
Year-over-year percentage change
Net revenue	98.0%		45.0%
Gross profit	165.4%		72.8%
Percent of net revenue
Cost of goods sold
Product costs and other costs of goods sold	66.0%	74.7%	70.6%	75.3%
Gross margin	34.0%	25.3%	29.4%	24.7%

Revenue for the three months ended September 30, 2026, was $509.3 million, compared to $257.2 million for the three months ended September 30, 2025, representing an increase of $252.1 million, or 98.0%. The increase was primarily due to the entities acquired in 2026 for $229.0 million. The remaining revenue increase was largely driven by an increase in average order value and number of orders delivered.

Revenue for the nine months ended September 30, 2026, was $1,118.2 million, compared to $771.2 million for the nine months ended September 30, 2025, representing an increase of $347 million or 45.0%. The increase was primarily due to the entities acquired during 2026 for $299.5 million. The remaining revenue increase was largely driven by an increase in average order value and number of orders delivered.

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

Gross margins for the past seven quarterly periods and fiscal year ending 2025 were:

	Q1 2025	Q2 2025	Q3 2025	Q4 2025	FY 2025	Q1 2026	Q2 2026	Q3 2026
Gross margin	25.1%	23.7%	25.3%	24.6%	24.7%	23.9%	26.8%	34.0%

Gross profit for the three months ended September 30, 2026, was $172.9 million, or 34.0% of revenue, compared to $65.2 million, or 25.3% of revenue, for the three months ended September 30, 2025. This represents an increase of $107.8 million, or 165.4%. The increase in gross profit was primarily attributable to the entities acquired during 2026 for $96.6 million. Gross margin increased by 870 basis points year-over-year, primarily attributable to a positive mix associated with the acquisitions. Additionally, we recorded a $14.0 million purchase price accounting benefit associated with inventory acquired through acquisitions. As the inventory was sold, this adjustment had a benefit to our margins.

Gross profit for the nine months ended September 30, 2026, was $328.8 million or 29.4%, compared to $190.3 million, or 24.7% of revenue, for the nine months ended September 30, 2025. This represents an increase of $138.6 million, or 72.8%. The increase in gross profit was primarily attributable to the entities acquired during 2026 for $123.8 million. Gross margin increased by 470 basis points year-over-year, primarily due to positive mix associated with the acquisitions, including the effect of $9.2 million of tariff refunds. Additionally, we recorded a $14.0 million purchase price accounting benefit associated with inventory acquired through acquisitions. As the inventory was sold, this adjustment had a benefit to our margins.

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

The following table summarizes our sales and marketing expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales and marketing expenses
Sales and marketing expenses	$54,272	$36,126	$129,690	$105,625
Advertising expense included in sales and marketing expenses	49,062	34,578	122,589	100,608
Year-over-year percentage change
Sales and marketing expenses	50.2%		22.8%
Advertising expense included in sales and marketing expenses	41.9%		21.8%
Percent of net revenue
Sales and marketing expenses	10.7%	14.0%	11.6%	13.7%
Advertising expense included in sales and marketing expenses	9.6%	13.4%	11.0%	13.0%

Sales and marketing expenses were $54.3 million, or 10.7% of revenue, for the three months ended September 30, 2026, compared to $36.1 million, or 14.0% of revenue, for the three months ended September 30, 2025. This represents an increase of $18.1 million, or 50.2%. The increase was primarily driven by the entities acquired during 2026 for $16.2 million, and remainder was due to higher sales and related performance marketing expenses.

Sales and marketing expenses were $129.7 million, or 11.6% of revenue, for the nine months ended September 30, 2026, compared to $105.6 million, or 13.7% of revenue, for the nine months ended September 30, 2025. The increase was primarily driven by the entities acquired during 2026 for $17.8 million, including related performance marketing expenses, partially offset by improved marketing efficiency.

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

The following table summarizes our technology expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Technology expenses	$33,549	$20,645	$79,097	$70,584
Year-over-year percentage change
Technology expenses	62.5%		12.1%
Technology expenses as a percent of net revenue	6.6%	8.0%	7.1%	9.2%

Technology expenses increased by $12.9 million for the three months ended September 30, 2026, compared to the prior period. The increase was primarily due to the entities acquired during 2026 for $11.5 million.

Technology expenses increased by $8.5 million for the nine months ended September 30, 2026, compared to the prior period. The increase was primarily due to the entities acquired during 2026 for $13.7 million, including additional licensing and technology costs to support the larger combined organization, partially offset by reductions in depreciation and amortization and in staff-related expenses, driven by our technology transformation efforts, including the adoption of evolving technological advancements such as artificial intelligence.

General and administrative expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$131,238	$11,971	$203,628	$40,373
Year-over-year percentage change
General and administrative expenses	996.3%		404.4%
General and administrative expenses as a percent of net revenue	25.8%	4.7%	18.2%	5.2%

General and administrative expenses increased by $119.3 million for the three months ended September 30, 2026, compared to the prior period. The increase was primarily driven by acquired entities for $107.6 million, with the remaining change due to various items such as professional fees related to acquisitions.

General and administrative expenses increased by $163.3 million for the nine months ended September 30, 2026, compared to the prior period. The increase was primarily driven by acquired entities for $145.8 million, with the remaining change due to various items such as professional fees related to acquisitions.

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

The following table summarizes our customer service and merchant fees (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Customer service and merchant fees	$16,217	$8,873	$36,814	$27,561
Year-over-year percentage change
Customer service and merchant fees	82.8%		33.6%
Customer service and merchant fees as a percent of net revenue	3.2%	3.5%	3.3%	3.6%

Customer service and merchant fees increased by $7.3 million for the three months ended September 30, 2026, compared to the prior period. The increase was primarily driven by the entities acquired during 2026 for $5.4 million, which resulted in higher order volume and related credit card processing costs.

Customer service and merchant fees increased by $9.3 million for the nine months ended September 30, 2026, compared to the prior period. The increase was primarily driven by the entities acquired during 2026 for $6.4 million, which resulted in higher transaction volume and related credit card processing costs.

Other operating expense (income), net

The following table summarizes our other operating expense (income), net (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Other operating expense (income), net	$(262)	$—	$2,754	$(5,790)
Year-over-year percentage change
Other operating expense (income), net	—%		(147.6)%
Other operating expense (income), net as a percent of net revenue	(0.1)%	—%	0.2%	(0.8)%

Other operating expense (income), net decreased by $0.3 million for the three months ended September 30, 2026, compared to the prior period. The decrease was primarily driven by an $0.8 million gain related to long-lived assets, partially offset by $0.5 million of non-recurring costs from an acquired entity.

Other operating expense (income), net increased by $8.5 million for the nine months ended September 30, 2026, compared to the prior period. The increase reflects the $4.5 million loss from The Brand House Collective's impairment of leased assets due to store closures and the non-recurrence of the $5.0 million gain from the 2025 sale of Bed Bath & Beyond trademarks in Canada and the United Kingdom, partially offset by $2.2 million of gains from lease terminations.

Other income (expense), net

The $13.7 million favorable change in other income (expense), net for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily attributable to a $21.0 million recognized gain on the remeasurement of the derivative liability during the three months ended September 30, 2026. The increase was partially offset by a recognized loss on equity securities of $1.0 million for the three months ended September 30, 2026 as compared to a recognized gain of $7.0 million for the three months ended September 30, 2025.

The $38.9 million favorable change in other income (expense), net for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily attributable to a $21.0 million recognized gain on the remeasurement of the derivative liability during the three months ended September 30, 2026. The change was also driven by a $13.2 million decrease in loss recognized from our equity method securities, and a gain of $2.8 million recognized on a TBHC loan commitment in 2026. The decrease in loss recognized from our equity method securities reflects the change from a recognized loss on equity method securities of $16.6 million for the nine months ended September 30, 2025 to a recognized loss on equity method securities of $3.4 million for the nine months ended September 30, 2026. The gain recognized on the loan commitment was driven by the fact that The Brand House Collective had drawn the entire available balance from the Delayed Draw Loan Commitment.

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

Our provision for income tax for the three months ended September 30, 2026 and 2025 was $19.0 million benefit and $0.2 million expense, respectively. The effective tax rate for the three months ended September 30, 2026 and 2025 was 42.0% and (5.4)%, respectively. Our provision for income tax for the nine months ended September 30, 2026 and 2025 was $21.2 million benefit and $0.7 million expense, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 20.6% and (1.1)% benefit, respectively. Our tax provision and rate differs from the statutory federal income tax rate of 21% primarily due to year-to-date losses on our retail operations for which tax benefits are limited and the release of a portion of our valuation allowance.

As we repatriate foreign earnings for use in the United States, the distributions are generally exempt from federal and foreign income taxes but may be subject to certain state taxes. As of September 30, 2026, the cumulative amount of foreign earnings considered permanently reinvested upon which taxes have not been provided, and the corresponding unrecognized deferred tax liability was not material.

We are subject to taxation in the United States and multiple state and foreign jurisdictions. Tax years beginning in 2021 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Liquidity and Capital Resources

Overview

We have incurred net losses and negative operating cash flows, including a net loss of $82.0 million and net cash used in operating activities of $118.4 million for the nine months ended September 30, 2026. We believe that our cash and cash equivalents currently on hand, availability under our asset-based lending arrangements, and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. We continue to monitor, evaluate, and manage our operating plans, forecasts, and liquidity considering the most recent developments driven by macroeconomic conditions, such as supply chain challenges, inflation, rising interest rates, tariffs, bans, or other measures or events that increase the effective price of products, and other geopolitical events. We proactively seek opportunities to improve the efficiency of our operations and have in the past and may in the future take steps to realize internal cost savings, including aligning our staffing needs, creating a more variable cost structure to better support our current and expected future levels of operations and process streamlining.

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

Sources of liquidity

Our principal sources of liquidity as of September 30, 2026 are (i) existing cash and cash equivalents of $100.4 million, (ii) $50.5 million of accounts receivable, net of allowance for credit losses, (iii) borrowings under asset-based lending arrangements, and (iv) remaining capacity under the "at the market" Sales Agreement with JonesTrading.

During the nine months ended September 30, 2026, we also had $9.5 million of standby letters of credit with BMO Bank N.A. issued in favor of the Company's payment processors as a financial guarantee in connection with ongoing payment processing operations.

During the nine months ended September 30, 2026, we sold 4,998,065 shares of our common stock pursuant to our Capital On Demand Sales Agreement with JonesTrading for net proceeds of $18.3 million. Refer to Note 12—Stockholders' Equity for a description of the agreements in place with JonesTrading.

On October 5, 2026, we amended the August 2026 Sales Agreement to reduce its maximum aggregate offering price from $200.0 million to $75.0 million (Refer to Note 18—Subsequent Events). Following the amendment and additional October sales, the remaining availability under the 2026 Sales Agreement as of October 5, 2026 was $72.1 million.

On October 6, 2026, we completed a registered direct offering of (i) 10,881,192 shares of common stock and (ii) pre-funded warrants (the "Pre-Funded Warrants") to purchase up to 5,241,997 shares of common stock, together with accompanying warrants (the "Common Warrants") to purchase up to 16,123,189 shares of common stock for net proceeds of approximately $43.0 million. Each Pre-Funded Warrant has an exercise price of $0.001 per share, subject to certain adjustments, and is exercisable at any time after the date of issuance of such Pre-Funded Warrants, subject to certain ownership limitations. Each Common Warrant has an exercise price of $3.45 per share, is exercisable beginning on the six month anniversary of the initial issuance date, and expires five years following the initial exercise date. We agreed to pay the placement agent for the offering a cash fee of 5.75% of the gross exercise price paid in cash with respect to the exercise of certain of the Common Warrants issued in the offering.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2026	2025
Cash (used in) provided by:
Operating activities	$(118,449)	$(50,212)
Investing activities	(21,475)	(30,416)
Financing activities	66,017	88,952

Operating activities

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us, causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

The $118.4 million of net cash used in operating activities during the nine months ended September 30, 2026, was primarily due to loss from operating activities adjusted for non-cash items of $83.6 million and cash used by changes in operating assets and liabilities of $34.8 million.

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

Investing activities

For the nine months ended September 30, 2026, investing activities resulted in a net cash outflow of $21.5 million, primarily due to $27.2 million for the disbursement of notes receivable and $12.0 million in expenditures for property and equipment, partially offset by $13.1 million related to the acquisitions of businesses and $6.5 million in proceeds from the settlement of loan participation agreement.

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

Financing activities

For the nine months ended September 30, 2026, financing activities resulted in a net cash inflow of $66.0 million, primarily due to $26.3 million from borrowings of revolving line of credits, $7.5 million proceeds from short-term debt, $15.8 million proceeds from long-term debt, and $18.3 million proceeds from sale of common stock, which was offset by $1.8 million payments of taxes withheld.

For the nine months ended September 30, 2025, financing activities resulted in a net cash inflow of $89.0 million, primarily due to$101.7 million in net proceeds from the sales of our common stock pursuant to our "at the market" public offering, net of offering costs, offset by $7.0 million payments on short-term debt and $6.2 million repurchases of common stock under the stock repurchase program.

Future liquidity commitments

We expect to fund the ongoing operations, capital requirements, and working capital needs of TBHC, TCS, and SFV Services through existing cash balances, cash flows from operations, and available credit facilities.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2026, and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$522,917	$127,534	$195,429	$141,311	$58,643
2033 Convertible Notes (2)	148,693	4,064	11,125	11,125	122,379
Total contractual cash obligations	$671,610	$131,598	$206,554	$152,436	$181,022
 __________________________________________
(1)    Represents the future minimum lease payments under non-cancellable operating leases. For information regarding our operating lease obligations, refer to Note 9—Leases.
(2) Represents the future unsecured obligation payable, including expected interest paid, to holders of outstanding TCS indebtedness as merger consideration. For more information regarding these obligations, refer to Note 8—Borrowings.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of September 30, 2026, accrued tax contingencies were $3.6 million. Changes in federal, foreign, state, and local tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years' tax filings.

Critical Accounting Policies and Estimates

Business Combinations

During the period, we completed the acquisition of TCS and allocated the fair value of purchase consideration to the tangible assets acquired and liabilities assumed. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Our valuation procedures include consultation with an independent adviser, as appropriate. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to inventories, fixed assets and operating right-of-use assets and lease liabilities. Critical estimates in valuing certain assets include but are not limited to projected future cash flows, comparable assets, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates and changes could be significant. We expect to finalize these amounts during the one-year measurement period starting from the date of each acquisition.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 3—Business Combinations of our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Goodwill Impairment

As of September 30, 2026, we had $140.6 million of goodwill. We evaluate goodwill for impairment at least annually and more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Significant judgment is required in determining whether a triggering event has occurred and, if so, in estimating the fair value of the applicable reporting unit. Accordingly, changes in assumptions and estimates, including those driven by market conditions, could materially affect our results of operations and financial condition.

During the three months ended September 30, 2026, the Company experienced decreases in its market capitalization, as a result of declines in its stock price. While we consider historical share price trends and the relationship between our market capitalization and the aggregate fair value of our reporting units in assessing indicators of goodwill impairment, it is not the sole basis for our goodwill impairment assessment. In evaluating whether an interim goodwill impairment assessment is required, we consider, among other factors, (i) the magnitude and duration of changes in our stock price and market capitalization, (ii) broader market and industry conditions, including changes in interest rates, expected growth rates and equity market volatility, (iii) company-specific developments, including changes in management, operating performance and outlook, and (iv) the relationship between our implied enterprise value and the carrying values of our reporting units, including consideration of a reasonable control premium. Based on the totality of the facts and circumstances evaluated, the Company concluded that it was not more likely than not that the fair value of any reporting unit was below its carrying amount as of September 30, 2026. However, if our market capitalization were to remain depressed, or if operating results or forecasts were to decline, we could be required to perform a quantitative impairment test, which could result in a material goodwill impairment charge.

Revenue Recognition for Goods in Transit

Revenue from merchandise sales is recognized when control of the goods transfers to the customer, which generally occurs upon delivery. For sales fulfilled through our retail stores, delivery typically occurs at the point of sale. For e-commerce sales, however, the determination of the delivery date requires management judgment because it is not practical to track the actual delivery date for each shipment processed through multiple third-party carriers.

At the end of each reporting period, we estimate the portion of e-commerce shipments that have been delivered and for which revenue should be recognized. This estimate is based primarily on historical shipping transit times, carrier performance data, and recent delivery experience. The assumptions used in developing these estimates are reviewed and updated quarterly and adjusted, as necessary, to reflect current trends and conditions.

Changes in actual delivery patterns compared to our assumptions could result in differences between estimated and actual revenue recognized in a given reporting period. Shipping transit times may be affected by factors outside our control, including carrier capacity constraints, supply chain disruptions, adverse weather conditions, trade restrictions, geopolitical events, inflationary pressures, and other macroeconomic conditions. As a result, changes in these factors could materially impact the timing of revenue recognition between reporting periods.

Income Taxes

During 2026, we completed the acquisitions of TBHC on April 2, 2026 and TCS on July 8, 2026. In connection with the preliminary purchase price allocation, we recognized deferred tax liabilities primarily related to differences between the financial reporting carrying amounts and the tax bases of acquired assets. These allocations, including the related deferred taxes, are preliminary and subject to change during the measurement period.

The deferred tax liabilities recognized in the TBHC and TCS acquisitions provided a source of future taxable income that management considered in assessing the realizability of our deferred tax assets. Based on this additional positive evidence, we released a portion of our valuation allowance during the second and third quarters of 2026. The releases were recorded as discrete income tax benefits in the periods of the respective acquisitions. In connection with the TBHC acquisition, we released approximately $3.1 million of its valuation allowance during the second quarter of 2026. In connection with the TCS acquisition, we released approximately $18.3 million of its valuation allowance during the third quarter of 2026. Accordingly, these valuation allowance releases reduced income tax expense by approximately $18.3 million and $21.5 million for the three and nine months ended September 30, 2026, respectively.

Each quarter we assess on a jurisdictional basis whether it is more likely than not that our deferred tax assets will be realized under Accounting Standards Codification topic 740, Income Taxes ("ASC 740"). We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to recover our deferred tax assets. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. A significant piece of objective negative evidence evaluated as of September 30, 2026, is the cumulative loss position over a three-year period generated by our U.S. retail operations. On the basis of this evaluation, we continue to maintain a valuation allowance against our deferred tax assets for the U.S. jurisdiction, not supported by reversals of taxable temporary differences. We intend to continue maintaining a valuation allowance on our net U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

Convertible Notes

The conversion feature of our 2033 Convertible Notes was carried as a derivative liability at fair value until stockholder approval on September 24, 2026, when it was remeasured at fair value, resulting in a gain in the third quarter, and reclassified to additional paid-in capital. Its fair value depended on unobservable assumptions, principally expected stock price volatility and our estimate of the likelihood and timing of a fundamental change or redemption. Because the feature is no longer remeasured, changes in these assumptions will not affect future results. The fair value of the notes disclosed in Note 4—Fair Value Measurement is a Level 3 estimate that does not affect their carrying value, which is measured at amortized cost, or our results of operations.

Sensitivity analysis of average transit times (days)

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before income taxes (in thousands):

	Three months ended September 30, 2026
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Income Taxes
2	$(6,851)	$(2,013)
1	$(3,646)	$(1,055)
As reported	As reported	As reported
-1	$6,526	$1,829
-2	$10,023	$2,834

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

We are exposed to interest rate risk primarily through our variable-rate borrowings, which bear interest based on SOFR, STIBOR, Nordea Bank's base rate, or other prevailing market rates, plus applicable margins. Our Convertible Notes bear interest at a fixed rate of 5.00% per annum. A hypothetical 10% increase in prevailing interest rates would not have a material impact on our results of operations.

Foreign Currency Risk

Most of our sales and operating expenses are denominated in U.S. dollars. However, through our Elfa operations, we have exposure to fluctuations in the Swedish krona (SEK), which may affect our results of operations and financial position. As we continue to grow our operations internationally, our exposure to foreign currency risk could become more significant.

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

Investment Risk

The fair values of the equity and debt securities may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions. At September 30, 2026, the recorded value in equity securities of private companies was $54.9 million. At September 30, 2026, $17.1 million of the equity securities and $17.7 million of the debt securities were measured at fair value using Level 3 inputs. The fair value assessment of private companies includes a review of recent operating results and trends, recent sales/acquisitions of the securities, and other publicly available data. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that providing a sensitivity analysis is not practicable. These investments valued using Level 3 inputs represent 48.0% of assets measured at fair value. See Note 4—Fair Value Measurement included in Item 1, Part I, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for further information. For the equity interest in Medici Ventures, L.P., we record our proportionate share of the entity's reported net income or loss, which reflects the fair value changes of the underlying investments of the entity and any other income or losses of the entity.

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

On April 2, 2026, the Company completed the acquisition of The Brand House Collective (“TBHC”). On June 30, 2026, the Company completed the acquisition ("SFV Acquisition") of TwoPonds, Inc. (“SFV Services”). On July 8, 2026, the Company completed the acquisition of The Container Store Holdings, LLC ("TCS"). As permitted by the Securities and Exchange Commission’s guidance regarding recently acquired businesses, management has excluded the internal controls over financial reporting of TBHC, SFV Services, and TCS from its evaluation of disclosure controls. As of and for the three months ended September 30, 2026, TBHC, SFV Services and TCS accounted for 12%, 3% and 55% respectively, of our total assets and 12%, 2% and 31% respectively, of our net revenue.

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

Changes in Internal Control Over Financial Reporting

Except for the acquisition of TCS discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of incorporating TBHC’s, SFV’s and TCS's business processes and systems into our internal control over financial reporting structures.

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

Except for the risk factors disclosed below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

We may not realize the expected benefits of our recently announced company name change and ticker change due to potential risks and uncertainties.

We recently announced a change to our Company name from Bed Bath & Beyond, Inc. to Neighborhood Intelligence, Inc. and a change to the ticker symbol for our common stock from BBBY to NXH. Risks and uncertainties associated with these changes could prevent us from realizing the expected benefits of our name change and ticker symbol change.

Any of the following potential risks and uncertainties, if they were to occur, could negatively impact our financial results and prevent us from achieving the expected benefits of these actions:

•brand confusion resulting from our re-naming, re-branding, or damage to our existing brand;
•loss of sales or customers due to confusion resulting from our business re-naming, re-branding, loyalty program re-branding, or otherwise;
•loss of customer traffic directed from third-party search associated with our name change or ticker symbol change;
•disruptions or problems associated with our common stock trading with the new ticker symbol;
•disruptions to our website or ongoing business;
•diversion of the attention of management or key personnel;
•employee fatigue resulting from our implementation efforts; or
•any other unforeseen costs, expenses, losses, disruptions, delays, or negative impacts.

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

Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation may be limited in its ability to use its pre-ownership change net operating loss carryforwards and certain other tax attributes to offset its post-ownership change taxable income or otherwise reduce its income tax liabilities. In general, an “ownership change” will occur if the ownership of our stock by certain stockholders or groups of stockholders changes by more than 50% over a rolling three-year period. Similar rules may apply under state tax laws. Changes in the ownership of our stock, including as a result of issuances of stock in connection with our merger with TCS, our merger with TBHC and other transactions (some of which may be beyond our control), may result in an ownership change, which could result in increased future income tax liability to us.

Risks Related to the Combined Company with TCS and SFV

The Mergers involve substantial costs.

We, TCS and SFV have incurred and expect to incur non-recurring costs associated with combining the operations of the companies, as well as transaction fees and other costs related to the TCS Merger and SFV Acquisition (the “Mergers”). These costs and expenses include fees paid to financial, legal, accounting and other advisors, and other related charges.

The combined company will also incur restructuring and integration costs in connection with the Mergers. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Mergers and the integration of TCS and SFV’s businesses with our business. We expect that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, Merger-related and restructuring costs over time. However, any net benefit may not be achieved in the near term or at all. While we have assumed that certain expenses would be incurred in connection with the Mergers and the other transactions pursuant to the respective merger agreements, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

Lawsuits may in the future be filed against us TCS, or SFV, or against our directors, TCS’s or SFV’s principals, challenging the Mergers.

Transactions such as the Mergers are frequently subject to litigation or other legal proceedings, including actions alleging that our board of directors or the TCS or SFV principals breached their respective fiduciary duties to their stockholders or equity holders by entering into the respective merger agreements, by failing to obtain a greater value in the transaction or otherwise. Neither we, TCS nor SFV can provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against us, TCS or SFV, or against our board of directors or the TCS or SFV principals, we and they will defend against them, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operations or financial position or that of the combined company, including through the possible diversion of either company’s resources or distraction of key personnel.

We, TCS and SFV have each incurred significant losses in recent years, and we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of the combined company.

We, TCS and SFV have each historically used significant amounts of cash in operating activities, and we expect the combined company to continue to use significant amounts of cash to fund ongoing operations, capital requirements, working capital needs, and debt service obligations for the foreseeable future. If the combined company does not achieve profitability as anticipated, we may be required to allocate additional financial resources, which could adversely affect liquidity, results of operations, or the ability to pursue other strategic initiatives. The incurrence of indebtedness for such purposes would result in increased payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt or secure such debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our liquidity, financial condition, or ability to conduct our business. We cannot be certain when or if the combined company’s operations will generate sufficient cash to fully fund ongoing operations or the growth of the combined company.

Combining our business with that of TCS and SFV may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the Mergers, which may adversely affect the combined company’s business results and negatively affect the value of the combined company’s common stock.

The success of the Mergers will depend on, among other things, the ability of us, TCS and SFV to combine our businesses in a manner that facilitates growth opportunities. We entered into the respective merger agreements because we believe that the Mergers and the other transactions contemplated by the respective merger agreements are in the best interests of our stockholders and that combining our businesses will produce benefits.

However, we must successfully combine and integrate our businesses in a manner that permits these benefits to be realized. In addition, the combined company must achieve the anticipated growth without adversely affecting current revenues, liquidity, customer and vendor relationships, and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the Mergers may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the Mergers and the other transactions under the respective merger agreements, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and any potential cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address integration challenges, we may be unable to successfully integrate operations or realize the anticipated benefits of the integration of the companies.

The failure to successfully integrate TCS and/or SFV with our businesses and operations in the expected time frame may adversely affect the combined company’s future results.

We, TCS and SFV have operated and will continue to operate independently. There can be no assurance that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating our operations in order to realize the anticipated benefits of the Mergers so the combined company performs as expected:

•    combining the companies’ operations and corporate functions;
•    combining the businesses and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the Mergers, the failure of which would result in the anticipated benefits of the Mergers not being realized in the time frame currently anticipated or at all;
•    integrating the companies’ technologies and technologies licensed from third parties;
•    integrating and unifying the offerings and services available to customers;
•    identifying and eliminating redundant and underperforming functions and assets;

•    harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•    maintaining existing agreements with customers, suppliers, distributors, vendors, landlords, and other counterparties, avoiding delays in entering into new agreements with prospective counterparties, and leveraging relationships with such third parties for the benefit of the combined company;
•    addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•    consolidating the companies’ administrative and information technology infrastructure;
•    coordinating distribution and marketing efforts;
•    managing the movement of certain positions to different locations;
•    coordinating geographically dispersed organizations; and
•    effecting actions that may be required in connection with obtaining regulatory or other governmental approvals and consents.

In addition, at times the attention of certain members of our management and resources may be focused on the integration of the businesses of the companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt the business of the combined company.

The combined company may not be able to retain customers or other business relationships, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with us, TCS or SFV.

The combined company may experience impacts on relationships with customers, suppliers, vendors, landlords, and other counterparties that may harm the combined company’s business and results of operations. Certain counterparties may no longer desire to do business with the combined company following the Mergers, may seek to renegotiate commercial terms, or may terminate, reduce, or fail to renew existing relationships. There can be no guarantee that customers and other third parties will remain with or continue to have a relationship with the combined company following the Mergers. If any customers or other counterparties stop doing business with the combined company, then the combined company’s business and results of operations may be harmed.

We, TCS and SFV also have contracts with landlords, licensors and other business partners which may contain limitations applicable to such contracts following the Mergers. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to the combined company’s business. In addition, third parties with whom we, TCS or SFV currently have relationships may terminate or otherwise reduce the scope of their relationship with either party following the Mergers. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Mergers.

The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business and operations.

The combined company may be exposed to increased litigation from stockholders, customers, suppliers, distributors, consumers and other third parties due to the combination of our, TCS’s and SFV’s businesses following the Mergers. Such litigation may have an adverse impact on the combined company’s business and results of operations or may cause disruptions to the combined company’s operations.

Due to the Mergers, we may be required to recognize impairment charges for goodwill and other intangible assets.

We anticipate that we will have a significant amount of goodwill and other intangible assets on our consolidated balance sheet following the Mergers. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations, such as the Mergers. If the carrying amount exceeds fair value, an impairment loss is recognized. Goodwill is tested for impairment at least annually, or when we determine that a triggering event has occurred. Significant negative industry or economic trends, disruptions to our business, the impact of acquired businesses (including an inability to effectively integrate acquired businesses), unexpected significant changes, planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. We may recognize impairment charges for goodwill and other intangible assets. Any charges relating to such impairments could materially and adversely affect our results of operations in the periods recognized, which could result in an adverse effect on the market price of our common stock.

The market price for shares of our common stock following the Mergers may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of our common stock.

Our stockholders and the former equity holders and creditors of TCS and SFV who were entitled to receive merger consideration under the respective merger agreements now hold shares of common stock in the combined company. The businesses of TCS and SFV differ from our business, and, accordingly, the results of operations and prospects of the combined company will be affected by some factors that are different from those currently or historically affecting our results of operations and the market price of our common stock.

Former TCS equity holders and creditors who received shares of our common stock or the 2033 Convertible Notes in the TCS Merger may decide not to hold such securities following the TCS Merger, and our existing stockholders before the Mergers may decide to reduce their investment in us as a result of changes to our investment profile following the Mergers. Sales of our common stock after the closings, or the perception that such sales may occur, as well as future conversion of the 2033 Convertible Notes into shares of our common stock, could have the effect of depressing the market price of the common stock of the combined company.

Risks Related to the Termination of the Fathom and F9 Mergers

The termination of the Fathom Merger Agreement and the F9 Merger Agreement could negatively impact our business and the trading prices of our common stock.

As the Fathom Merger Agreement and the F9 Merger Agreement have been terminated, we are subject to a number of risks, including the following:
•failure to complete the Fathom Merger or the F9 Merger may result in negative publicity and a negative impression of us in the investment community;
•we may experience negative reactions from our customers, employees, and other counterparties;
•we are required to pay our costs relating to the Fathom Merger and the F9 Merger, such as financial advisory, legal, financing and accounting costs and associated fees and expenses; and
•matters relating to the Fathom Merger and the F9 Merger required substantial commitments of time and resources by management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us.

The announcement and termination of the Fathom Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.

The announcement and termination of the Fathom Merger could cause disruptions in our business, including by diverting the attention of our management away from day-to-day business operations. In addition, we have diverted significant management resources in an effort to complete the Fathom Merger before it was terminated. We have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. These disruptions could adversely affect our business and financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of shares of our common stock made during the quarter ended September 30, 2026 (in thousands, except share and per share data):

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1 - July 31	286,663	$4.94	—	$—
August 1 - August 31	23,094	$4.30	—	$—
September 1 - September 30	—	$—	—	$—
Total	309,757	$4.89	—	$—
___________________________________________
(1)    Includes (i) 286,663 shares of our common stock which we repurchased in connection with the merger with TCS in settlement of participation agreements between us and certain lenders and (ii) an aggregate of 23,094 shares of our common stock purchased by Mr. Lemonis.
(2)    Average price paid per share excludes any broker commissions and other costs of execution, including excise taxes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider trading arrangements and policies.

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibit Number	Exhibit Description
2.1***
Asset Purchase Agreement, dated June 12, 2023, by and among Overstock.com, Inc., Bed Bath & Beyond Inc. and certain subsidiaries of Neighborhood Intelligence, Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 13, 2023

2.2***
Agreement and Plan of Merger, dated as of November 24, 2025, by and among Bed Bath & Beyond, Inc., Knight Merger Sub II, Inc., and The Brand House Collective, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on November 25, 2025).

2.3***
Agreement and Plan of Merger, dated as of April 2, 2026, by and among Bed Bath and Beyond, Inc., TCS Merger Sub, LLC and The Container Store Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on April 2, 2026)

2.4***
Agreement and Plan of Merger, dated as of June 30, 2026, by and among Bed Bath & Beyond, Inc., Beyond Home Services, LLC, SFV Merger Sub, Inc., TwoPonds, Inc., Mitchell Rosen Revocable Trust and Sharon Rosen Revocable Trust (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on July 1, 2026)

	3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2014
	3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on November 6, 2023
	3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 24, 2024
	3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 22, 2025
	3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 19, 2026
	3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 14, 2026
	3.7	Seventh Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 14, 2026
4.1
Indenture, dated as of July 8, 2026, among Bed Bath & Beyond, Inc., the guarantors from time to time party thereto and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on July 9, 2026)

	4.2	Form of 5.00% Convertible Senior Note due 2033 (included in Exhibit 4.1 above)
	4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on October 6, 2026)
	4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on October 6, 2026)
	4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on October 6, 2026)
10.1***
Registration Rights and Lock-Up Agreement, dated as of July 8, 2026, by and among Bed Bath & Beyond, Inc., each person listed under the header “Initial Holders” on the signature pages thereto and each person who becomes a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on July 9, 2026)

10.2
Bed Bath & Beyond, Inc. 2026 Employment Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on August 5, 2026)

10.3
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Bed, Bath & Beyond, Inc. 2026 Employment Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on August 5, 2026)

10.4
Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Bed Bath & Beyond, Inc. 2026 Employment Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on August 5, 2026)

10.5*	Employment Agreement between the Company and Jill Windrum, dated August 31, 2026
10.6*	Waiver and Second Amendment to Loan and Security Agreement, dated October 16, 2026
10.7*	Engagement Letter between the Company and Paul Kosturos, dated October 5, 2026
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101	Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).
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

Date:	November 5, 2026	Neighborhood Intelligence, Inc.

/s/ PAUL KOSTUROS
Paul Kosturos
Interim Chief Financial Officer (Principal Financial Officer and Authorized Officer)